Form 10QSB
period 1996-03-31
VIEW TECH INC
filed 1996-05-15
CIK 746210

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
       (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                              77-0312442
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

             950 FLYNN ROAD
             CAMARILLO, CA                                93012
(Address of Principal Executive Offices)               (Zip Code)

        Issuer's Telephone Number, Including Area Code:  (805) 482-8277

                                      N/A
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_
                                                                      ---

The number of shares of the registrant's Common Stock outstanding, as of May 9,
                              1996, was 2,885,200.

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No   X
                                                                          ---

================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                  PAGE REFERENCE
                                                                  --------------
PART I    FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets
          March 31, 1996 and June 30, 1995                                 1

          Statements of Operations
          Three Months and Nine Months Ended March 31, 1996 and 1995       2

          Statements of Cash Flows
          Nine Months Ended March 31, 1996 and 1995                        3

          Notes to Financial Statements                                    4

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        6

PART II   OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K                                12

          SIGNATURES                                                      13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                VIEW TECH, INC.
                                BALANCE SHEETS


                                    ASSETS

                                                      March 31,    June 30,
                                                        1996         1995
                                                     -----------  ----------
                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                         $1,472,243   $4,987,939
   Accounts receivable (net allowance for doubtful
     accounts of $17,756 and $0, respectively)        4,143,106    2,344,544
   Note receivable                                      265,000           --
   Inventory                                          1,006,153      492,098
   Other current assets                                 735,464       74,210
                                                     ----------   ----------

   Total Current Assets                               7,621,966    7,898,791

Property and equipment, net                             754,060      141,556
Other assets                                             30,865       18,483
                                                     ----------   ----------

                                                     $8,406,891   $8,058,830
                                                     ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                  $2,505,856   $1,607,788
   Income tax payable                                        --      252,924
   Note payable                                              --      331,466
   Other current liabilities                            397,191      283,413
                                                     ----------   ----------

      Total Current Liabilities                       2,903,047    2,475,591
                                                     ----------   ----------

Long-Term Liabilities                                   272,416        4,356
                                                     ----------   ----------

Stockholders' Equity:
   Preferred stock, par value $.01, authorized
     5,000,000 shares, none issued or outstanding            --           --
   Common stock, par value $.01, authorized
     10,000,000 shares, issued and outstanding
     2,885,200 and 2,856,000 shares at
     March 31, 1996 and June 30, 1995, respectively      28,852       28,560
   Paid-in capital                                    5,251,410    5,285,494
   Retained earnings                                    (48,834)     264,829
                                                     ----------   ----------
                                                      5,231,428    5,578,883
                                                     ----------   ----------
                                                     $8,406,891   $8,058,830
                                                     ==========   ==========

                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                               -------------------------   -------------------------
                                                March 31,     March 31,      March 31,    March 31,
                                                  1996          1995           1996         1995
                                               -----------   -----------   ------------   ----------
Revenues                                        $3,881,894    $1,437,039     $8,547,200   $4,812,550

Cost of Revenues                                 2,615,990       866,003      5,768,677    3,001,498
                                                ----------    ----------     ----------   ----------

Gross Profit                                     1,265,904       571,036      2,778,523    1,811,052
                                                ----------    ----------     ----------   ----------

Operating Expenses:
Selling expenses                                   416,312       184,779      1,039,880      479,302
General and administrative                         887,167       300,223      2,322,467      867,407
                                                ----------    ----------     ----------   ----------

                                                 1,303,479       485,002      3,362,347    1,346,709
                                                ----------    ----------     ----------   ----------

Income (Loss) from Operations                      (37,575)       86,034       (583,824)     464,343

Other Income                                        20,274        12,730        105,978       17,251
                                                ----------    ----------     ----------   ----------


Income (Loss) Before Income Taxes                  (17,301)       98,764       (477,846)     481,594

Provision for Income Taxes                           3,697       (49,113)       164,183     (179,980)
                                                ----------    ----------     ----------   ----------


Net Income (Loss)                               $  (13,604)   $   49,651     $ (313,663)  $  301,614
                                                ==========    ==========     ==========   ==========

Earnings (Loss) Per Share                       $    (0.00)   $     0.03      $   (0.11)       $0.18
                                                ==========    ==========     ==========   ==========

Weighted Average
  Shares Outstanding                             2,873,683     1,714,960      2,864,978    1,714,960
                                                ==========    ==========     ==========   ==========



                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Nine Months Ended March 31,
                                                            ---------------------------
                                                                1996           1995
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (313,663)     $ 301,614
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
    Depreciation and amortization                               105,097         48,851
    Provision for bad debts                                      17,756             --
 Changes in assets and liabilities:
    Accounts receivable                                      (1,816,318)      (372,703)
    Inventory                                                  (514,055)      (235,452)
    Prepaids and other assets                                  (673,639)      (133,298)
    Accounts payable                                            898,068        139,394
    Other accrued liabilities                                  (220,084)       168,417
                                                            -----------      ---------

Net cash used by operating activities                        (2,516,838)       (83,177)
                                                            -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         (322,161)       (49,548)
    Short-term loan to PDS                                     (265,000)            --
                                                            -----------      ---------

    Net cash used by investing activities                      (587,161)       (49,548)
                                                            -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments on capital lease obligations                     (46,442)       (44,440)
    Repayment of long-term debt                                (331,466)       (20,972)
    Issuance of common stock                                      9,641             --
    Draw on line of credit                                           --        200,000
    Additional costs for initial public offering
      of common stock                                           (43,430)            --
                                                            -----------      ---------

    Net cash provided (used) by financing activities           (411,697)       134,588
                                                            -----------      ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                         (3,515,696)         1,863

CASH AND CASH EQUIVALENTS, beginning of period                4,987,939        187,268

CASH AND CASH EQUIVALENTS, end of period                    $ 1,472,243      $ 189,131
                                                            ===========      =========

SUPPLEMENTAL DISCLOSURES:
    Operating activities reflect:
         Interest paid                                      $    32,006      $  38,137
                                                            ===========      =========
         Income taxes paid                                  $   116,028      $     800
                                                            ===========      =========




                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL
- - ----------------

     View Tech, Inc. markets, integrates and installs video communications systems and provides continuing services related to installed systems.

     The information for the three and nine month periods ended March 31, 1996 and 1995 have not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

     The Company has reclassified travel expenses relating to technical services of $15,111 and $38,998, respectively, to cost of revenues from general and administrative expenses for the three and nine month periods ended March 31, 1995 to conform to the current year's presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

NOTE 2 - NET INCOME PER SHARE
- - -----------------------------

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock options and common stock purchase warrants when dilutive.

NOTE 3 - NOTE RECEIVABLE
- - ------------------------

     During February and March 1996, the Company advanced an aggregate of $265,000 to Power-Data Services, Inc. ("PDS") to meet some of its working capital needs (see Note 5). The note is unsecured and provides for interest at 10% per annum. The principal and accrued interest are due on May 31, 1996, although the Company is in the process of amending the note to extend the due date to July 31, 1996.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

NOTE 4 - LINE OF CREDIT
- - -----------------------

     In June 1995, the Company established a $500,000 credit facility (the "Note") to meet its working capital needs, if required. The Note expires on November 1, 1996 and provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at March 31, 1996, although the Company had as of March 31, 1996, four outstanding standby letters of credit aggregating $250,000, issued in favor of one leasing company in order to obtain more favorable financing rates in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture. The leasing company may draw against the letters of credit if the Company fails to make timely payments or fails to renew such letters of credit in an amount equal to 80% of the principal amount outstanding under such leases. In connection with the four standby letters of credit, the balance available under the Note has been reduced to $250,000.

NOTE 5 - POTENTIAL BUSINESS ACQUISITION
- - ---------------------------------------

     On October 31, 1995, the Company signed a letter of intent to acquire PDS. PDS, a Texas based company, specializes in the design, integration, and support of video and data-based communications products and services. Although the initial letter of intent has expired, the Company and PDS are continuing to negotiate the terms, conditions and structure of this business combination. Completion of this business combination is subject to the approval of the Company's shareholders, the Company's and PDS's respective boards of directors, and execution of a definitive agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

     The Company markets, integrates and installs video communications systems and provides continuing services relating to installed systems.

     In August 1995, the Company reached a new sales and service agreement with its primary supplier, PictureTel Corporation ("PictureTel"), a leading manufacturer of videoconferencing equipment. The agreement substantially expanded the scope of the Company's business and its existing sales territory. The agreement has a term of five years and allows the Company to market and service PictureTel products in the states of Georgia, Texas, Mississippi, Tennessee, Colorado, Oklahoma, Alabama, Louisiana and Arkansas. Prior to August 1995, the Company operated under a sales and service dealer agreement covering Los Angeles, Orange, San Diego, Ventura, Riverside, San Bernardino, Kern, San Luis Obispo, and Santa Barbara counties in the State of California.

     In connection with the new agreement, the Company has established full-service offices in Atlanta, Georgia; Denver, Colorado; and Dallas, Texas and a sales office in Nashville, Tennessee. The costs of staffing and operating the full service offices during fiscal 1996 is expected to range from $300,000 to $600,000, depending on the levels of personnel and other business considerations. The Company has increased its staffing levels at its various locations and has experienced an overall increase in operating expenses over the past several months in connection with its expansion program. This condition has resulted, in part, in the Company incurring a net loss of $13,604 and $313,663 for the three and nine month periods ended March 31, 1996, respectively. In connection with the Company's expansion program, the Company hired 27 additional employees with related aggregate payroll costs and expenses for the three and nine month periods ended March 31, 1996 of approximately $465,000, and $1.026 million, respectively, excluding commissions, and has incurred additional marketing costs and general and administrative expenses. Although management anticipates that the revenues generated by such offices will exceed such costs for the fiscal year ending June 30, 1996, there can be no assurance that such results will be achieved. To the extent the Company experiences delays in order deliveries by vendors and/or competitive pressures relating to the pricing of the Company's products and services then, sales, gross margins and profitability will be adversely affected.

On October 31, 1995, the Company signed a letter of intent to acquire Power-Data Services, Inc. ("PDS"). PDS, a Texas based company, specializes in the design, integration, and support of video and data-based communications products and services. Although the initial letter of intent has expired, the Company and PDS are continuing to negotiate the terms, conditions and structure of this business combination. Completion of this transaction is subject to the approval of the Company's shareholders, the Company's and PDS's respective boards of directors, and execution of a definitive agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (continued)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                              Three Months Ended       Nine Months Ended
                                                   March 31,               March 31,
                                              ------------------      ------------------
                                                1996       1995         1996       1995
                                                ----       ----         ----       ----
Revenues...............................        100.0%     100.0%       100.0%     100.0%
Cost of revenues.......................         67.4       60.2         67.5       62.4
                                               -----      -----        -----      -----
Gross profit...........................         32.6       39.8         32.5       37.6
                                               -----      -----        -----      -----
Operating expenses:
  Selling expenses.....................         10.7       12.9         12.2       10.0
  General and administrative expenses..         22.9       20.9         27.2       18.0
                                               -----      -----        -----      -----
Total operating expenses...............         33.6       33.8         39.4       28.0
                                               -----      -----        -----      -----
Income (loss) from operations..........         (1.0)       6.0         (6.9)       9.6
Other income (expense).................          0.5        0.9          1.2        0.4
                                               -----      -----        -----      -----
Income (loss) before income taxes......         (0.5)       6.9         (5.7)      10.0
Provision for income taxes.............          0.1       (3.4)         1.9       (3.7)
                                               -----      -----        -----      -----

Net income (loss)......................         (0.4)%      3.5%        (3.8)%      6.3%
                                               =====       =====       =====      =====

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Revenues for 1996 increased $2.445 million or 170.1% to $3.882 million from $1.437 million in 1995. The increase in revenues was primarily related to increased marketing efforts, including expansion of the sales and marketing forces to 14 compared to nine people at March 31, 1995 and an increase in installation and maintenance revenues of $228,662 for 1996.

     Gross profit for 1996 increased $694,868 or 121.7% to $1.266 million from $571,036 in 1995. Gross profit as a percentage of revenues, or gross margin, decreased to 32.6% in 1996 from 39.8% in 1995. The decrease in gross margin is directly related to a decrease in profit margin on equipment sales of approximately 3.4%, increases in salaries and related expenses of $134,653 for technical services personnel and freight costs of $16,446 for 1996. The decrease in profit margin on equipment sales primarily relates to increased competitive pressures within the industry resulting in lower selling prices. The technical services and training staff increased from five at March 31, 1995 to 16 at March 31, 1996. In addition, technical service costs increased at a greater rate than technical service revenues during the period. Service and other revenues, as a percentage of total revenues, decreased from 20% in 1995 to 14.7% in 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (continued)

     Selling expenses increased $231,533 or 125.3% to $416,312 in 1996 from $184,779 in 1995. Selling expenses as a percentage of revenues decreased from 12.9% in 1995 to 10.7% in 1996. The dollar increase in selling expenses is primarily due to the increase in the number of sales personnel from nine at March 31, 1995 to 14 at March 31, 1996, resulting in increased salaries and commission expenses associated with higher levels of sales. The decrease in selling expenses as a percentage of revenues is due to the fact that selling expenses grew at a lesser rate than the Company's revenues.

     General and administrative expenses increased $586,944 or 195.6% to $887,167 in 1996 from $300,223 in 1995. General and administrative expenses as a percentage of total revenues increased to 22.9% in 1996 from 20.9% in 1995. The dollar increase in general and administrative expenses was primarily attributable to increases in administrative salaries and related costs of $174,795, office and equipment rents of $115,376, telephone and electronic communication costs of $75,483, professional fees of $47,054, and an overall increase in other general office expenses, primarily related to the Company's expansion program and to higher sales volume. These expenses increased as a percentage of revenues because the rate of increase in such expenses was greater than the rate of increase in revenues primarily as a result of the Company's expansion program discussed above.

     Income (loss) from operations decreased $123,609 to a loss of $37,575 in 1996 compared to operating income of $86,034 in 1995. Income (loss) from operations as a percentage of revenues decreased to (1.0)% for 1996 compared to 6.0% for 1995. The overall decrease in income from operations for 1996 is primarily attributable to the increase in expenses related to the Company's expansion program discussed above.

     Other income (expense) increased $7,544 to $20,274 in 1996 from $12,730 in 1995. The increase was primarily due to an increase in interest income related to investments in short-term securities during 1996.

     Provision for income tax expense decreased $52,810 to a tax benefit of $3,697 in 1996 from a tax expense of $(49,113) for 1995. The decrease in income tax expense relates to the pre-tax loss of $17,301 for 1996. The Company expects to fully realize the $3,697 tax benefit in future periods.

     Net income (loss) decreased $63,255 to a loss of $13,604 in 1996 from net income of $49,651 for 1995. Net income as a percentage of revenues decreased to (0.4)% for 1996 compared to net income of 3.5% for 1995. Net income (loss) per share decreased to $(0.00) for 1996 compared to net income of $0.03 for 1995. The weighted average number of shares outstanding increased to 2,873,683 for 1996 from 1,714,960 in 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (continued)

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

     Revenues for 1996 increased $3.735 million or 77.6% to $8.547 million from $4.813 million in 1995. The increase in revenues was primarily related to increased marketing efforts, including expansion of the sales and marketing forces to 14 compared to nine people at March 31, 1995 and an increase in installation and maintenance revenues of $563,612 for 1996.

     Gross profit for 1996 increased $967,471 or 53.4% to $2.779 million from $1.811 million in 1995. Gross profits as a percentage of revenues, or gross margin, decreased to 32.5% in 1996 from 37.6% in 1995. The decrease in gross margin is directly related to a decrease in profit margin on equipment sales of approximately 2.1%, increases in salaries and related expenses of $274,884 for technical services personnel and freight costs of $59,453 for 1996. The decrease in profit margin or equipment sales primarily relates to increased competitive pressures within the industry resulting in lower selling prices. In addition, technical service costs increased at a greater rate than service revenues during the period. The technical services and training staff increased from five at March 31, 1995 to 16 at March 31, 1996. Service and other revenues as a percentage of total revenues increased from 15.5% in 1995 to 16.7% in 1996.

     Selling expenses increased $560,578 or 117.0% to $1.040 million in 1996 from $479,302 in 1995. Selling expenses as a percentage of revenues increased to 12.2% in 1996 from 10.0% in 1995. The dollar increase in selling expenses is primarily due to the increase in the number of sales personnel from nine at March 31, 1995 to 14 at March 31, 1996, resulting in increased salaries and commission expenses associated with higher level of sales. The increase in selling expenses as a percentage of revenues is due to the fact that selling expenses grew at a greater rate than revenues primarily as a result of the Company's expansion program discussed above.

     General and administrative expenses increased $1.455 million or 167.8% to $2.322 million in 1996 from $867,407 in 1995. General and administrative expenses as a percentage of total revenues increased to 27.2% for 1996 compared to 18.0% for 1995. The dollar increase in general and administrative expenses was primarily attributable to increases in administrative salaries and related costs of $395,687, professional fees of $148,110, office and equipment rents of $236,463, telephone and electronic communication costs of $172,743, and to an overall increase in other general office expenses, primarily related to the Company's expansion program. These expenses increased as a percentage of revenues because the rate of increase in such expenses was greater than the rate of increase in revenues primarily as a result of the Company's expansion program discussed above.

     Income (loss) from operations decreased $1.048 million to a loss of $583,824 in 1996 compared to operating income of $464,343 in 1995. Income (loss) from operations as a percentage of revenues decreased to (6.9)% for 1996 compared to 9.6% for 1995. The overall decrease in income from operations for 1996 is primarily attributable to the increase in expenses related to the Company's expansion program discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (continued)

     Other income (expense) increased $88,727 to $105,978 in 1996 from $17,251 in 1995. The increase was primarily due to an increase in interest income of $102,469 related to investments in short term securities during 1996.

     Provision for income tax expense decreased $344,163 to a tax benefit of $164,183 in 1996 from a tax expense of $179,980 for 1995. The decrease in income tax expense relates to the pre-tax loss of $477,846 during 1996. The Company expects to fully realize the $164,183 tax benefit in future periods.

     Net income decreased $615,277 to a loss of $313,663 in 1996 from net income of $301,614 for 1995. Net income as a percentage of revenues decreased to (3.8)% for 1996 compared to income of 6.3% for 1995. Net income (loss) per share decreased to $(0.11) for 1996 compared to net income of $0.18 per share for 1995. The weighted average number of shares outstanding increased to 2,864,978 in 1996 from 1,714,960 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the completion of the initial public offering in June 1995, the Company had financed its activities with a combination of long-term borrowings, cash flow from operations, vendor credit arrangements, and a short-term line of credit.

     Net cash used for operating activities in 1996 and 1995 was $2,516,838 and $83,177, respectively. The primary uses of cash in 1996 were increases in accounts receivable, inventories, and prepaids and other assets of $1,816,318, $514,055, and $673,639, respectively, and a decrease in accrued liabilities of $220,084. The uses of cash, in part, reflect the Company's higher sales volume during 1996 compared to 1995. Sources of cash from operating activities were related to an increase in accounts payable of $898,068.

     Net cash used for investing activities in 1996 was $587,161, relating to the purchase of office furniture and computer equipment for $322,161 and a short-term working capital loan of $265,000 to PDS. The Company presently anticipates that its capital expenditures for the remainder of 1996 will be approximately $150,000, principally for demonstration and computer equipment.

     Net cash used for financing activities in 1996 was $411,697, primarily representing the repayment of debt and capital lease obligations of $377,908 and the payment of additional costs of $43,430 related to the Company's initial public offering in June 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (continued)

     In June 1995, the Company established a $500,000 credit facility (the "Note") to meet its working capital needs, if required. The Note expires on November 1, 1996 and provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at March 31, 1996, although the Company had as of March 31, 1996, four outstanding standby letters of credit aggregating $250,000, issued in favor of one leasing company in order to obtain more favorable financing rates in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture. The leasing company may draw against the letters of credit if the Company fails to make timely payments or fails to renew such letters of credit in an amount equal to 80% of the principal amount outstanding under such leases. In connection with the four standby letters of credit, the balance available under the Note has been reduced to $250,000.

     The Company's primary supplier, PictureTel Corporation, provides the Company with a purchasing line of credit and requires the Company to maintain a letter of credit for $250,000 in favor of PictureTel in connection with this arrangement.

     On October 31, 1995, the Company signed a letter of intent to acquire PDS. PDS, a Texas based company, specializes in the design, integration, and support of video and data-based communications products and services. Although the initial letter of intent has expired, the Company and PDS are continuing to negotiate the terms, conditions and structure of this business combination. Completion of this business combination is subject to the approval of the Company's shareholders, the Company's and PDS's respective boards of directors and execution of a definitive agreement.

     During February and March 1996, the Company advanced an aggregate of $265,000 to PDS to meet some of its working capital needs. The note is unsecured and provides for interest at 10% per annum. The principal and accrued interest are due on May 31, 1996, although the Company is in the process of amending the note to extend the due date to July 31, 1996.

     The Company believes that its existing cash balances, combined with anticipated operating cash flow and borrowings under existing and anticipated credit facilities, will be adequate to meet the Company's on-going cash needs, excluding the cash required to complete the business combination with PDS, for the next twelve months. The Company is currently seeking private debt and/or equity financing for purposes of meeting anticipated cash needs, primarily to provide working capital to PDS, in connection with this business combination. There can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. Inability to obtain required additional financing could limit the Company's ability to complete this business combination and/or to efficiently operate the combined companies.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.13 Revolving Note with City National Bank, dated February 20,
                     1996.

               10.14 Loan Agreements with Power-Data Services, Inc., dated
                     February 15, 1996 and March 22, 1996.

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  VIEW TECH, INC.


Date:  May 13, 1996                               By:  /s/ William M. McKay
                                                      --------------------------
                                                       William M. McKay
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)