Form 10-K405
period 1996-06-30
VIEW TECH INC
filed 1996-09-30
CIK 746210

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER:  0-25940

                                VIEW TECH, INC.
                (Name of Small Business Issuer In Its Charter)

               CALIFORNIA                            77-0312442
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)             Identification No.)

                950 FLYNN ROAD
                CAMARILLO, CA                          93012
  (Address of Principal Executive Offices)           (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 482-8277

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                           NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                     WHICH REGISTERED
        -------------------                ------------------------

    Common Stock, $.01 Par Value             NASDAQ National Market

   Common Stock Purchase Warrants            NASDAQ National Market

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  NONE

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the most recent fiscal year were $13,346,103.

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on September 16, 1996 was $14,033,151.

     The number of shares of the registrant's Common Stock outstanding, as of September 16, 1996 was 2,943,157.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                               TABLE OF CONTENTS
                               -----------------


ITEM                                                                      PAGE
- ----                                                                      ----
                                     PART I
                                     ------

1.   Description of Business.............................................  2

2.   Description of Property............................................. 10

3.   Legal Proceedings................................................... 10

4.   Submission of Matters to a Vote of Security Holders................. 10

                                    PART II
                                    -------

5.   Market for Common Equity and Related Stockholder Matters............ 11


6.   Management's Discussion and Analysis or Plan of Operations.......... 12


7.   Financial Statements................................................ 22

8.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................ 22

                                    PART III
                                    --------

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act................... 23

10.  Executive Compensation.............................................. 26

11.  Security Ownership of Certain Beneficial Owners and Management...... 30

12.  Certain Relationships and Related Transactions...................... 31

13.  Exhibits and Reports on Form 8-K.................................... 32

     Signatures.......................................................... 35

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

       View Tech, Inc. ("View Tech" or the "Company"), which commenced operations in July 1992, markets and installs video communications systems and provides continuing services related to installed systems. Video communications systems, utilizing advanced technology, enable users at separate locations to engage in face-to-face discussions with the relative affordability and convenience of using a telephone. In addition to the use of video conferences as a corporate communications tool, use of video communications systems is expanding into numerous additional applications, including (i) teachers providing lectures to students at multiple locations, (ii) judges conducting criminal arraignment proceedings while the accused remains incarcerated, (iii) physicians engaging in consultations utilizing x-rays and other pictographic material, (iv) coordination of emergency services by public utilities, (v) conducting multi-location staff training programs, and (vi) engineers at separate design facilities coordinating the joint development of products.

       The Company's high-quality color video communications systems incorporate superior audio and data-sharing capabilities, enabling participants to share and annotate high-resolution images of documents and other objects and present information to each other using a large writing surface. The systems expand users' ability to conduct business in person while substantially reducing or eliminating travel costs, particularly airfare, lodging and meals, and non-productive travel time. They also increase productivity by improving timely communication flow, encouraging well-informed and accelerated decisionmaking, reducing or eliminating travel fatigue, and improving the quality of life of those whose work requires frequent meetings with persons at different locations. The resulting increased productivity can contribute to improved products and customer service, shorter timetables for bringing new products and services to market, and more efficient utilization of limited resources.

       As of September, 1996 the Company operates from 13 offices located throughout the United States. The Company (i) provides its customers with components produced by PictureTel Corporation ("PictureTel"), one of the largest manufacturers of video communications equipment, and several other manufacturers, (ii) selects and integrates those components into complete systems designed to suit each customer's particular communications requirements, and (iii) provides personnel training and other continuing services designed to insure that its customers fully and efficiently utilize their systems and receive maximum returns on their investments. In August 1995, and in May 1996, the Company and PictureTel agreed to expand the territories in which the Company markets and services the PictureTel products from southern California to include Alabama, Arizona, Arkansas, Colorado, Georgia, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Tennessee, Texas, Utah and Wyoming as well as northern California. The agreement has a term of five (5) years subject to annual reviews and PictureTel's right to terminate without cause upon 60 days written notice.

INDUSTRY OVERVIEW

       Video communication entails the transmission of video and audio signals and computerized data between two or more locations through a digital telecommunication network. Video communications systems were first introduced in the late 1970s in the form of specialized dedicated conference rooms outfitted with expensive electronic equipment and requiring trained operators. Signals were transmitted over dedicated transmission lines established between fixed locations. Market acceptance of early systems was limited because of the low quality of the video output, as well as the high hardware and transmission costs and limited availability of transmission facilities.

       During the 1980s, a series of technological developments resulted in a dramatic increase in the quality of video communication, as well as a substantial reduction in its cost. The proliferation of switched digital networks, which transmit digital, as opposed to analog signals, eliminated the requirement of dedicated transmission lines. Advances in data compression and decompression technology, and the introduction of devices for separating and distributing digital signals over several channels simultaneously and recombining them after transmission, resulted in products with substantially improved video and audio quality and further reduced hardware costs. Competition among telecommunications carriers during the past decade, together with the expanded use of fiber optic technology, have further contributed to reduced transmission costs.

       There are currently three U.S. manufacturers of the equipment representing the core technology of conference room or "roll-about" video communications systems - PictureTel Corporation, Compression Labs, Incorporated, and VTEL Corporation. This equipment, together with required peripheral equipment manufactured by others, is currently marketed directly by these three manufacturers, by telecommunications companies such as AT&T and SPRINT, and by independent distributors such as the Company. PictureTel, View Tech's primary supplier, has shown consistent growth in revenues over the past several years. PictureTel reported revenues of $346.8 million for the year ended December 31, 1995, up from $255.2 million and $176.3 million for the years ended December 31, 1994 and 1993, respectively.

STRATEGY

       The Company focuses its marketing efforts upon industries that it believes will achieve significant benefits through utilization of video communications, acquires a thorough understanding of the operations of such industries, and then identifies the particular communications needs of the industry and integrates the system components that will most effectively satisfy those needs. The Company believes that this industry focus, together with an emphasis on providing comprehensive, high-quality service to its customers, enables the Company to market video communications systems more effectively than the video communications equipment manufacturers and telecommunications carriers that are its principal competitors. The Company believes that these other companies concentrate on their core businesses rather than on providing the level of customer service provided by the Company. In addition to its current expansion activities related to the new PictureTel agreement, the Company intends to continue broadening its marketing focus and to expand its activities into additional geographic markets by entering into additional strategic alliances with manufacturers and others, acquiring companies in the video communications and related businesses, and establishing additional sales offices.

PRODUCTS

       The Company offers three types of video communications systems - integrated roll-about systems, custom-built conference rooms, and desktop computer systems. Roll-about systems may be conveniently moved from office to office and placed into operation quickly, while custom-built video conference rooms are permanent installations typically designed for specific applications. Desktop computer systems involve multi-purpose personal computers with video communications capabilities, and are generally used for one-on-one personal communications, or when one person is presenting information to a group. Roll-about systems, custom installations, and desktop systems accounted for approximately 58%, 2% and 5% of the Company's revenues, respectively, for the fiscal year ended June 30, 1996, while sales of certain products integrated into such systems accounted for approximately 20% of the Company's revenues for such period.

       Apart from peripheral components manufactured by others, the Company only sells systems manufactured by PictureTel. PictureTel is one of the largest manufacturers of video communications equipment (in terms of revenues), and the Company is PictureTel's U.S. Dealer of the Year for 1995 and has been recognized by PictureTel as such for the last three consecutive years. The Company is one of five PictureTel "elite dealers" worldwide that carry the entire PictureTel line of products. Management believes that PictureTel's equipment provides its customers with superior quality audio and video communications capabilities at a reasonable price, and that user interface with PictureTel equipment is more intuitive, requiring less training than that of the equipment produced by its competitors.

       The prices of the complete systems sold by the Company range from $1,500 for a video communications enhancement kit for a desktop computer, to $60,000 for a roll-about system for a single location, to as much as $200,000 for a custom-built conference room installation. Roll-about and custom-built systems generally contain the following components:

       Monitor. The monitor is a television set that is used at each participating location for viewing persons and objects involved in the communication. The screen of the monitor generally includes a window, or inset, that may be used to duplicate the image shown by a monitor located at another site, or to view documents or other graphic images related to the discussion. Some systems include dual monitors, providing full-sized simultaneous views of both graphic images and meeting participants.

       Video Camera. The video camera is similar to a camcorder and is generally located on top of the monitor. The video cameras included in the Company's systems record full-color images and have pan, tilt, and zoom capabilities. Some systems include auxiliary video cameras to provide additional camera angles or to view various locations within a room.

       Codec. The coding-decoding device, known as the "codec," is the heart of a video communications system. Because video images have high information content, their transmission requires significantly greater bandwidth (capacity) than is required to transmit audio signals or computer data. One codec converts analog signals into digital signals and compresses the digital signals, enabling them to be transmitted over conventional data networks, while a second codec decompresses and reconstitutes the signals into their analog form at the receiving location. The signals transmitted by codecs are bi-directional, enabling each codec simultaneously to send and receive signals. The compression-decompression process is accomplished using algorithms, or mathematical formulae, that are embedded in the codec.

       Inverse Multiplexer. Because video signals (even after digital compression) require greater bandwidth than is available in most telephone lines, an inverse multiplexer is used to distribute the signals to several lines prior to transmission. The distributed signals are then simultaneously transmitted over the different lines, and a receiving inverse multiplexer recombines them to their original format.

       Multi-point Control Unit. A multi-point control unit, known a an "MCU" or "bridge," is a device that enables persons at more than two locations to participate simultaneously in video communication. The MCU is required at only one of the participating locations.

       Document Camera. The document camera may be used to display documents, photographs, and small three-dimensional objects in color. Because the document camera produces "freeze-frame" images, enhanced resolution of the recorded item is possible.

       Videoscan Converter. The videoscan converter facilitates the transmission of computerized data.

       Keypad. The keypad, one of which is required at each participating location, is the device used to control the video cameras, monitors, and other aspects of the system.

       Speakerphone. Each participating site has a speakerphone, which provides near-high-fidelity audio communications.

       Videocassette Recorder. Videocassette recorders are generally installed at each location in order to provide a permanent record of the communication.

       Annotations Slate and White Board. An annotations slate allows a participant to draw, annotate, and point to the high-resolution graphics recorded by a document camera, while a white board allows a participant to make a presentation using a large two dimensional writing surface similar to a grease board.

       The foregoing components included in the Company's systems are purchased by the Company from PictureTel, except the inverse multiplexers, which it purchases from either of two manufacturers, Madge Networks, Inc., (formally Teleos Communications, Inc.) and Ascend

Communications, Inc., and the monitors, document cameras, videoscan converters, videocassette recorders and white boards, which it acquires from various sources, depending upon price and quality.

       Although the Company's desktop-computer systems involve different components, the desktop system has many of the capabilities of the conference-room and roll-about systems. The Company's desktop video communications equipment is also manufactured by PictureTel.

       The Company intends to continue providing its customers with additional product selections in the future to the extent they compliment and enhance such customers' video communications capabilities.

SERVICES

       The Company believes that the quality and depth of its services are a critical factor in its ability to compete successfully. Because of the technical expertise and experience of its management and employees, the Company is able to offer its customers the convenience of single-vendor sourcing for every aspect of their video communications needs and to develop customized systems designed to provide efficient responses to each customer's unique needs.

       The Company provides each of its customers with a full complement of video communications services to ensure customer satisfaction and optimal utilization of the system by the customer. Prior to the sale of its systems and services, the Company provides consulting services that include an assessment of its customer's needs and existing communications equipment, and cost-justification and return-on-investment analyses.

       Once the Company has made recommendations with respect to the most effective method to achieve its customer's objectives and the customer has ordered a system, the Company delivers, installs, and tests the video communications equipment. When the equipment is functional, the Company provides training to all levels of its customer's organization, including executives, managers, management-information-systems and data-processing administrators, technical staff, and end users. Training includes instruction in system operation, as well as planning and administration meetings. Additionally, the Company assists its customers in internal "marketing" to ensure that managers throughout the organization are aware that they have access to the system. By means of thorough training, the Company ensures that its customers achieve a significant return on their investment in the systems and services provided by the Company.

       The Company provides one-year parts and service warranty contracts to each customer, as well as customer support for every aspect of the equipment provided, its integration, and operator error following the sale of the equipment. The Company's suppliers, in turn, provide the Company with parts-replacement warranties ranging from 90 days for PictureTel equipment to between one and three years for other manufacturers' equipment. The Company's customers can call the Company's toll-free technical support hotline 24 hours a day 365 days a year. Customers may also obtain answers to questions or follow-up training through video conferencing, telephone, facsimile, e-mail or through the mail. The Company also provides onsite support and maintenance. Charges for engineering, installation, and training services, and the one-year warranty contract, comprise approximately 10% to 12% of the Company's total charges for newly installed systems.

       The Company's service personnel maintain periodic contact with customers. Prior to the expiration of the one-year warranty contract, the Company offers to perform an engineering study of each customer's equipment, to recommend the installation of replacement parts or equipment if appropriate, and to provide an additional one-year warranty contract. At this time, the Company also offers training programs for new users, refresher and advanced training programs for experienced users, and consulting services related to new equipment that has recently become available and systems expansion and upgrades. Charges for the engineering study, training programs, consulting services, and additional one-year warranty contract are generally comparable to the cost of services provided to the customer at the time its video communications equipment is installed. Services provided by the Company accounted for approximately 15% of the Company's revenues for the fiscal year ended June 30, 1996.

       In addition, the Company offers its customers telecommunications carrier services, which it purchases from AT&T and Pacific Bell at high-usage discounts and resells at rates that are more favorable than could be obtained by the Company's customers directly from the carrier. The Company intends to pursue opportunities for providing such services to its customers with additional carriers, as they provide the Company with recurring revenues based upon customer video communications systems use. To date, the revenues attributable to such services have not been material.

       During 1996, the Company started providing MCU, or bridge, services to its customers. Bridges allow people at more than two locations to communicate on the same videoconference. Since bridges cost between $65,000 and $150,000 per unit, the Company's customers typically do not purchase bridges themselves, but instead contract to utilize such services when more than two locations need to participate simultaneously in video communication. Bridging revenues for the fiscal year ended June 30, 1996 were not material.

CUSTOMERS

       While the Company has installed video communications systems for a diversified customer base, including Southern California Edison, UNOCAL, and Loma Linda University, it has attempted to focus its marketing efforts on specific industries. See "Strategy." Among the industries in which the Company believes it has acquired substantial expertise are health care and distance-education. During 1996, the Company organized its Telemedicine Group to focus directly on the health care industry. The health care market includes HMOs, hospitals, insurers, and other health care providers, whose personnel utilize video communications systems to interview patients, transfer medical records (including x-rays and other pictographic material), and to confer on a variety of professional and administrative matters. The Company has provided systems to customers in the health care industry including Allergan, Blue Cross of California, Catholic Healthcare West, Friendly Hills Hospital Group, and PacifiCare.

       The distance-education market includes universities, community colleges, and primary and secondary schools. Educators utilize video communications systems to enable teachers to lead classes meeting at multiple locations to obtain presentations by off-site lecturers, to facilitate teaching of hearing-impaired students, and to hold institutional staff meetings. The Company has installed systems at the Cal State University, San Bernardino; Loma Linda University and Cal Tech.

       No single customer accounted for more than 10% of the Company's revenues for the fiscal year ended June 30, 1996.

       The Company maintains a small inventory of equipment and spare parts, but orders most of its equipment on a project-by-project basis based upon firm orders by, and for delivery to, its customers. Substantially all of the video communications systems sold to customers named above were integrated roll-about systems. To date, the Company has not experienced difficulty associated with the timely delivery of equipment by its manufacturers.

SALES AND MARKETING

       The Company has a number of programs in place for promoting its products and services. Representatives of the Company regularly attend video communications and advanced technology trade shows. The Company hosts seminars and provides potential customers with the opportunity to learn more about the Company's products and services using video communications demonstration facilities located in each of the Company's offices. The Company also places advertisements aimed at selected markets in industry trade publications and utilizes limited and selective direct mail advertising.

       In addition, the Company has an agreement with a telemarketing firm to provide the Company with information regarding organizations that may be interested in purchasing the Company's products and services. Management has worked closely with the firm to develop approaches that it believes will enable the firm effectively to identify individuals within organizations who are likely to be interested in learning of the advantages of video communications. PictureTel and other suppliers also provide the Company with sales leads.

       The Company also maintains relationships with previous customers and attempts to provide for their continuing hardware and service needs, including, continuing engineering, training, and warranty services. See "Services." For the year ended June 30, 1996, approximately 50% of the Company's total revenues were derived from existing customers.

DEPENDENCE ON PICTURETEL CORPORATION

       Approximately 58% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel. Termination or change of the Company's business relationship with PictureTel or another supplier, disruption in supply, failure of a supplier to remain competitive in quality, function or price, or a determination by one or more of the Company's suppliers to reduce reliance on independent distributors such as the Company could have a material adverse effect on the Company. See "Competition."

COMPETITION

       The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Telecommunications carriers and other large corporations that have recently entered the video communications market include Apple Computers, Inc. AT&T, MCI Communications Corporation, SPRINT, some of the regional Bell operating companies, IBM, Intel Corporation, Nippon Electric Corporation, MicroSoft, Inc. Mitsubishi Ltd., Fujitsu Ltd., Sony Corporation, Matsushita/Panasonic, Hitachi, and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company, and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than those of the Company, will enter the video communications market.

       A specific manufacturer's network of dealers and distributors typically involves discreet territories that are defined geographically, in terms of vertical market, or by application (e.g., project management or government procurement). The Company's current agreement with PictureTel authorizes the Company to distribute PictureTel products in the following states: Alabama, Arizona, Arkansas, California, Colorado, Georgia, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Tennessee, Texas, Utah and Wyoming. Because the agreement is non-exclusive, however, the Company is subject to competition within these territories by other PictureTel dealers, whose customers elsewhere may have branch facilities in these territories, and by PictureTel itself, which directly markets its products to certain large national corporate accounts. The agreement expires in August 2000 and can be terminated without cause upon 60 days written notice by PictureTel. There can be no assurance that the agreement will not be terminated, or that it will be renewed by PictureTel, which has no other affiliation with the Company and is a competitor of the Company. While there are suppliers of video communications equipment other than PictureTel, termination of the Company's relationship with PictureTel could have a material adverse effect on the Company.

       The Company believes that customer purchase decisions are influenced by several factors, including cost of equipment and services, video communication system features, connectivity and compatibility, a system's capacity for expansion and upgrade, ease of use, and services provided by a vendor. Management believes that its comprehensive knowledge of the operations of the industries it has targeted, the quality of the equipment that the Company sells, the quality and depth of its services, its nationwide presence and ability to provide its customers with all of the equipment and services necessary to ensure the successful implementation and utilization of its video communications system enable the Company to compete successfully in the industry.

EMPLOYEES

       At September 16, 1996, the Company had 62 full-time employees, and a network of consultants who are available on an as-needed basis to provide technical and marketing support. The Company has 25 full-time employees engaged in marketing and sales; 22 in technical services; and 15 in finance, administration, and operations. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY

       The Company leases office facilities in Camarillo, Irvine, and San Diego, California; Atlanta, Georgia; Dallas, Texas; Englewood, Colorado; and Nashville Tennessee. Its executive offices are located in Camarillo, California and consist of a total of approximately 6,700 square feet. The Company's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 13,500 square feet. The leases on those facilities expire at various dates through October 2000. In August and September 1996, the Company entered into two new office leases aggregating approximately 2,700 square feet in Boca Raton, Florida and Phoenix, Arizona with terms of five, and two years, respectively. The Company may require additional space during the next twelve months to house its operations in Camarillo and Irvine, California; and Atlanta, Georgia. The Company believes that it can find suitable additional space on reasonable terms.


ITEM 3.     LEGAL PROCEEDINGS

       The Company is not party to any legal proceedings. It is anticipated that from time to time it will be subject to claims that arise in the ordinary course of its business.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

       The Company's common stock is traded on the NASDAQ National Market under the symbol "VUTK", and has been so traded since November 18, 1995. Prior to such date, the shares were traded on the NASDAQ SmallCap Market and also the Pacific Stock Exchange under the symbols "VUTK" and "VWK," respectively, since the Company's initial public offering on June 15, 1995. Prior to the offering, there was no public trading market for the Company's equity securities. In addition, warrants to purchase up to 575,000 shares of the Company's common stock are traded on the NASDAQ National Market and prior to November 18, 1995 the warrants traded on the NASDAQ SmallCap Market and the Pacific Stock Exchange under the symbols "VUTKW" and "VWK WS," respectively. The terms of the warrants provide that one warrant plus $5.00 are required to purchase one additional share of the Company's common stock. The warrants are redeemable at the Company's option commencing June 15, 1996 upon 30 days notice to the warrantholders at $0.25 per share if the closing price of the common stock has been at least $8.00 for a period of 30 consecutive trading days ending within 10 days of the date the notice of redemption is mailed. The warrants expire June 15, 1998.

       The following table sets forth the quarterly high and low bids for the Company's common stock for the quarters indicated:

                                                  Bids
                                              -------------
                                              HIGH     LOW
                                              -----   -----
FISCAL 1995
   Fourth Quarter June 30, 1995
    (since June 16)                           $6.88   $6.50
FISCAL 1996
   First Quarter ended
    September 30, 1995                        $8.88   $6.50
   Second Quarter ended
    December 31, 1995                         $8.75   $7.00
   Third Quarter ended
     March 31, 1996                           $8.00   $6.63
   Fourth Quarter ended
     June 30, 1996                            $8.25   $6.25

       On September 16, 1996, the last reported bids for the Company's common stock and warrants on the NASDAQ National Market were $8.125 and $2.875, respectively. As of September 16, 1996, there were 45 holders of record of the Company's common stock and five holders of record of the Company's warrants.

DIVIDENDS

       The Company has never paid any cash dividends on its common stock. It presently intends to retain earnings and capital for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the common stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the board of directors deems relevant.

TRANSFER AGENT AND REGISTRAR

       U.S. Stock Transfer Corporation of Glendale, California serves as transfer agent and registrar of the Company's common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained in this Form 10-KSB that are not related to historical results, including, without limitation, statements regarding View Tech's business strategy and objectives, future financial position, and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties. Although View Tech believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as those discussed elsewhere in this Form 10-KSB. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this cautionary statement.

GENERAL

       The Company markets and installs video communications systems and provides continuing services relating to installed systems. Revenue from the sale of equipment is recognized when title passes to the customer. Revenue from services is derived primarily from engineering, installation, training, and warranty services. Service revenue is recognized at the time of installation, when rendered in connection with sales of new systems, and at the time the majority of such services are rendered, when related to previously installed equipment. The Company establishes reserves for the estimated future costs of the warranty portion of the services. See Note 2 of Notes to Financial Statements.

       The Company also earns commission income with respect to sales of systems to its domestic customers for delivery at locations outside the United States.

       Upon completion of its initial public offering of common stock in June 1995, the Company began utilizing the funds raised in the offering, in part, to finance its growth in existing markets and to expand its operations into new geographical regions.

       In August 1995 and May 1996, the Company amended its sales and service agreement with its primary supplier, PictureTel. The amended agreement has a term of five years and substantially expands the scope of the Company's business and its existing sales territory to include the states of Alabama, Arkansas, Arizona, Colorado, Georgia, Louisiana, Mississippi, Montana, New Mexico, Tennessee, Texas, Utah, Wyoming and northern California. Prior to August 1995, the Company operated under a sales and service dealer agreement covering most of southern California.

       In connection with its new agreement, during fiscal 1996, the Company established full-service offices in Atlanta, Georgia; Denver, Colorado; and Dallas, Texas and established sales offices in Nashville, Tennessee and San Jose, California. In addition, the Company's headcount increased from 22 to 52 employees at June 30, 1995 and 1996, respectively.

       The Company's 91.7% increase in revenues compared to fiscal 1995 was primarily related to increased marketing efforts, including expansion of the sales force to 16 representatives compared to seven people at June 30, 1995 and the opening of three regional and two sales offices in 1996. In addition, overall operating costs and expenses have increased 174% from $1.895 million in 1995 to $5.198 million in 1996. Income (loss) from operations decreased from income of $740,398 for 1995 to a loss of $(894,954) in 1996. Such operating losses relate primarily to the Company's rapid expansion activities whereby expenses have been incurred in advance of revenues, particularly, in the new expanded territories. In addition, the Company wrote off acquisition expenses of $191,388 relating to the termination of the acquisition of Power-Data Services, Inc. ("PDS").

       The Company intends to continue its expansion activities in fiscal 1997. The Company is currently in the process of opening offices in Phoenix, Arizona and Salt Lake City, Utah. In addition, the Company is expanding its operations into the State of Florida and into the northeastern United States in connection with its acquisitions of VistaTel International, Inc. and GroupNet, Inc., respectively. The Company also has signed a definitive agreement to merge with USTeleCenters, Inc. which is headquartered in Boston, Massachusetts. (see Note 18 of Notes to Financial Statements). Although management anticipates that the revenues generated by its existing offices, as well as offices acquired through acquisition or expansion, will exceed such operating costs for the year ending June 30, 1997, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's operating income will be adversely affected.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                                Years Ended
                                                  June 30
                                           ---------------------
                                            1996           1995
                                           ------         ------
Revenues................................   100.0%         100.0%
Cost of revenues........................    67.8           62.1
                                           -----          -----
Gross profit............................    32.2           37.9
                                           -----          -----
Operating expenses:
  Selling expenses......................    12.8            9.9
  General and administrative expenses...    26.2           17.4
                                           -----          -----
Total operating expenses................    39.0           27.3
                                           -----          -----
Income (loss) from operations...........    (6.8)          10.6
Other income (expense)..................    (1.1)           0.2
                                           -----          -----
Income (loss) before income taxes.......    (7.9)          10.8
Provision for income taxes..............     2.7           (4.2)
                                           -----          -----
Net income..............................    (5.2)%          6.6%
                                           =====          =====

Year ended June 30, 1996 Compared to Year Ended June 30, 1995

          Revenues for 1996 increased $6.383 million or 91.7% to $13.346 million from $6.963 million in 1995. The increase in revenue was primarily related to increased marketing efforts, including expansion of the sales force to 16 representatives compared to seven people at June 30, 1995 and the opening of three regional and two sales offices in 1996.

          Gross profit for 1996 increased $1.667 million or 63.3% to $4.303 million from $2.636 million in 1995. Gross profit as a percentage of revenues, or gross margin, decreased to 32.2% in 1996 from 37.9% in 1995. The decrease in gross margin is directly related to a decrease of approximately 3.0% in profit margin on equipment sales, increases in salaries and related expenses of $438,929 for technical services personnel and freight costs of $83,760 for 1996. The decrease in profit margin on equipment sales primarily relates to increased competitive pressures within the industry and to sales to various state-funded organizations, resulting in lower selling prices. The technical services and training staff increased from eight at June 30, 1995 to 17 at June 30, 1996. In addition, technical service costs increased at a greater rate than technical service revenues during the period. Service and other revenues, as a percentage of total revenues, decreased from 17.0% in 1995 to 15.6% in 1996.

          Selling expenses increased $1.021 million or 149% to $1.707 million in 1996 from $685,428 in 1995. Selling expenses as a percentage of revenues increased from 9.9% in 1995 to 12.8% in 1996. The dollar increase in selling expenses is primarily due to the increase in the number of sales personnel from seven at June 30, 1995 to 16 at June 30, 1996, resulting in increased salaries and commission expenses associated with higher levels of sales. The increase in selling expenses as a percentage of revenues is due to the fact that selling expenses grew at a greater rate than the Company's revenues.

          General and administrative expenses increased $2.282 million or 188.6% to $3.492 million in 1996 from $1.210 million in 1995. General and administrative expenses as a percentage of total revenues increased to 26.2% in 1996 from 17.4% in 1995. The dollar increase in general and administrative expenses was primarily attributable to increases in administrative salaries and related costs of $574,965, office and equipment rents of $326,280, telephone and electronic communications costs of $258,629, professional fees of $210,131, and an overall increase in other general office expenses, primarily related to the Company's expansion program and to higher sales volume. These expenses increased as a percentage of revenues because the rate of increase in such expenses was greater than the rate of increase in revenues primarily as a result of the Company's expansion program discussed above.

          Income (loss) from operations decreased $1.635 million to a loss of $(894,954) in 1996 compared to operating income of $740,398 in 1995. Income
(loss) from operations as a percentage of revenues decreased to (6.7)% for 1996 compared to 10.6% for 1995. The overall decrease in income from operations for 1996 is primarily attributable to the increase in expenses related to the Company's expansion program and the write-off of acquisition expenses as discussed above.

          Other income (expense) decreased $165,797 to $(153,222) in 1996 from $12,575 in 1995. The decrease was primarily due to the write-off of a note receivable from PDS of $265,000 in connection with the termination of the PDS acquisition in May 1996, offset by an increase in net interest income of $136,571 related to investments in short-term securities during 1996.

          Provision for income tax expense decreased $646,199 to a tax benefit of $352,116 in 1996 from a tax expense of $(294,083) for 1995. The decrease in income tax expense relates to the pre-tax loss of $1.048 million for 1996. The Company has reduced the loss for fiscal 1996 to a loss of $(696,060) because it expects to fully realize the $352,116 tax benefit in future periods. The Company will utilize approximately 51% of such benefit through carryback of the current years net operating loss.

          Net income (loss) decreased $1.155 million to a loss of $(696,060) in 1996 from net income of $458,890 for 1995. Net income as a percentage of revenues decreased to (5.2)% for 1996 compared to net income of 6.6% for 1995. Net income (loss) per share decreased to $(0.24) for 1996 compared to net income per share of $0.26 for 1995. The weighted average number of shares outstanding increased to 2,870,242 for 1996 from 1,761,550 in 1995.

Year Ended June 30, 1995 Compared to the Year Ended June 30, 1994

          Revenues for 1995 increased $2.865 million or 69.9% to $6.963 million from $4.098 million in 1994. The increase in revenue was primarily related to increased marketing efforts, including expansion of the sales force to seven representatives compared to three at June 30, 1995 and the opening of an additional sales office.

          Gross profit for 1995 increased $1.227 million or 87.1% to $2.636 million from $1.409 million in 1994. Gross profit as a percentage of revenues, or gross margin, increased to 37.9% in 1995 from 34.4% in 1994. Gross margin increased as a result of an increase in the margin on equipment sales due to volume discounts and correspondingly lower units costs, as well as an increase in service revenues as a percentage of total revenues. Service revenues, which increased from 15% to 17% of total revenues, generally provide a higher profit margin than equipment revenues.

          Selling expenses increased $207,077 or 43.3% to $685,428 in 1995 from $478,351 in 1994. Selling expenses as a percentage of revenues declined to 9.9% in 1995 from 11.7% in 1994. The dollar increase in selling expenses is primarily due to the increase in the number of sales personnel, resulting in increased salary expense, and to commission expense associated with higher levels of sales. The decrease in selling expenses as a percentage of revenues is due to the fact that revenues grew at a greater rate than selling expenses.

          General and administrative expenses increased $291,741 or 31.8% to $1.210 million in 1995 from $918,241 in 1994. General and administrative expenses as a percentage of total revenues declined to 17.4% for 1995 compared to 22.4% for 1994. The dollar increase in general and administrative expenses was primarily attributable to increases in salaries for administrative personnel and increases in office expenses to support the Company's sales growth. These expenses declined as a percentage of revenues because the rate of increase in revenues was greater than the rate of increase in these expenses.

          Income from operations increased $728,429 to $740,398 in 1995 compared to $11,969 in 1994. Income from operations as a percentage of revenues increased to 10.6% for 1995 compared to 0.3% for 1994. The overall improvement in income from operations for 1995 is attributable to the increase in revenues discussed above.

          Other income (expense) increased $32,998 to $12,575 in 1995 from $(20,423) in 1994. The increase was primarily due to an increase in equipment rental income of approximately $55,000 during 1995.

          Provision for income tax expense increased $337,965 to $(294,083) in 1995 from a tax benefit of $43,882 for 1994. The increase in income tax expense relates to an increase in pre-tax income of $761,427 during 1995 and to the fact that the Company had greater net operating loss carryforwards available in 1994 than in 1995.

          Net income increased $423,462 to $458,890 in 1995 from $35,428 for 1994. Net income as a percentage of revenues increased to 6.6% for 1995 compared to 0.9% for 1994. Net income per share increased to $0.26 for 1995 compared to $0.02 for 1994. The weighted average number of shares outstanding increased to 1,761,550 in 1995 from 1,714,960 for 1994.

ACQUISITIONS

VISTATEL INTERNATIONAL, INC.
- ----------------------------

     Effective July 1, 1996, the Company acquired the net assets of VistaTel International, Inc. ("VistaTel"), a private company based in Boca Raton, Florida, which is a primary supplier of video conferencing products and services within the State of Florida and one of PictureTel's national re-sellers. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the sole shareholders of VistaTel. The excess of the acquisition price over the net assets acquired of approximately $339,000 will be accounted for a goodwill and amortized over 15 years. VistaTel sells and services video conferencing systems and provides network bridging services to businesses to use worldwide.

GROUPNET, INC.
- --------------

     Pursuant to a merger agreement dated August 30, 1996, the Company acquired GroupNet, Inc. ("GroupNet") for cash and View Tech common stock valued at $1,380,000. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share or $1,050,000 in the aggregate and $330,000 in cash, of which, $110,000 was paid on August 30, 1996 upon the execution of the agreement, and $220,000 is payable in equal installments of $110,000 due on October 15, 1996 and December 16, 1996, respectively. The excess of the acquisition price over the net assets acquired of approximately $1,330,000 will be accounted for as goodwill and amortized over 15 years. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel Select Dealer in video communication product distribution in the northeastern United States. The Company will continue to operate GroupNet's former business in Boston and New York. With the addition of GroupNet, View Tech has added the northeastern United States to its marketing territory.

USTELECENTERS, INC.
- -------------------

     On September 5, 1996, the Company announced a definitive agreement of merger with USTeleCenters, Inc. ("USTeleCenters"), one of the oldest and largest authorized sales agents for a few of the regional bell operating companies. The merger is valued at approximately $18.5 million and is subject to the approval by View Tech's and USTeleCenters' shareholders as well as satisfactory completion of due diligence and certain conditions precedent. USTeleCenters currently owes its primary lender (and such lender's affiliate) approximately $3.0 million which is to be paid in full or appropriately refinanced at the
close of such merger.   The transaction will be accounted for as a pooling of
interests in which USTeleCenters' shareholders will exchange all of their outstanding USTeleCenters shares and options for View Tech common stock and options, respectively. The transaction is expected to be completed on or about November 30,

1996. It is anticipated that USTeleCenters shareholders and optionholders (upon exercise of their options) will receive approximately 2.5 million shares of View Tech common stock.

     The Company has advanced USTeleCenters $1 million evidenced by a promissory note secured by all assets of USTeleCenters. The Company's security interest in USTeleCenters assets is subordinated to the debt obligations owed by USTeleCenters to its primary lender (and such lender's affiliate). Interest accrues at 10% on the unpaid principal balance. Quarterly interest payments commence on September 30, 1996 and the entire unpaid balance of principal and accrued interest is due June 15, 1997. The Company executed an agreement with the USTeleCenters' primary lender which restricts the Company's ability to bring an action to collect the $1 million promissory note if USTeleCenters defaults. Presently, without additional financing, USTeleCenters does not have sufficient financing available to repay the note in full when due.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and expansion activities during fiscal 1996 with the proceeds from its initial public offering in June 1995 and vendor credit arrangements.

     Net cash used for operating activities in 1996 and 1995 was $2,356,610 and $327,912, respectively. The primary uses of cash in 1996 were increases in accounts receivable, inventories, and prepaids and other assets of $2,399,474, $612,479, and $647,979, respectively, and a decrease in accrued liabilities of $106,912. The uses of cash reflect the Company's higher sales volume and funds used to expand the Company's operations during 1996 compared to 1995. Sources of cash from operating activities were related to an increase in accounts payable of $1,646,739.

     Net cash used for investing activities in 1996 was $719,215, relating to the purchase of office furniture and computer equipment for $457,695 and a short-term working capital loan of $265,000 to PDS which was written off by the Company in connection with the termination of the acquisition of PDS in May 1996. The Company presently anticipates that its capital expenditures for fiscal 1997 range from $700,000 to $900,000, principally for demonstration equipment and office furniture and equipment.

     Net cash used for financing activities in 1996 was $448,915, primarily representing the repayment of debt and capital lease obligations of $416,997 and the payment of additional costs of $43,430 related to the Company's initial public offering in June 1995.

     The Company maintains a $500,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expires on November 1, 1996 and provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at June 30, 1996, although the Company has as of June 30, 1996, five outstanding standby letters of credits aggregating $300,000.
Four of such standby letters of credit were issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit, the balance available under the Note has been reduced to $200,000. As of June 30, 1996, the Company was in technical default on two of its loan covenants for which it has received a waiver of default from the lender.

     The Company's primary supplier, PictureTel, provides the Company with a purchasing line of credit and requires the Company to maintain a letter of credit for $250,000 in favor of PictureTel in connection with this arrangement. The $250,000 letter of credit is collateralized by cash deposits of $150,000 and the assets of the Company.

     During July and August 1996, the Company advanced an aggregate of $1 million to USTeleCenters for working capital purposes and in order for USTeleCenters to repay certain bank debt due on September 1, 1996. The $1 million advanced is evidenced by a note which is subordinated to USTeleCenters' debt obligations to its primary lender (and such lender's affiliate). The promissory note evidencing USTeleCenters' indebtedness provides for interest at 10%, payable quarterly commencing on September 30, 1996. The principal and accrued interest are due on June 15, 1997.

     Subsequent to June 30, 1996, the Company received subscriptions for equity capital of approximately $1.5 million through the private placement of approximately 300,000 shares of the Company's common stock. Upon closing of the private placement, the Company will realize net proceeds of approximately $1.380 million. The Company will use the net proceeds for general working capital purposes and for working capital loans made to USTeleCenters in connection with the proposed merger.

     The Company is currently seeking bank financing, private debt and /or equity financing for purposes of meeting anticipated cash needs related to the merger with USTeleCenters. The Company is required to either refinance or repay certain debt and lease obligations of aggregating approximately $3.0 million to USTeleCenters' primary lender (and such lender's affiliate) and is required to pay certain merger costs of approximately $1.8 million, primarily consisting of advisory fees and legal and accounting costs. In addition, the Company will require additional working capital to efficiently operate the combined companies during the months following the business combination.

     Exclusive of the cash required in connection with the merger with USTeleCenters, the Company believes that its existing cash balances, combined with the proceeds from its private placement of common stock, anticipated operating cash flow and borrowings under existing and anticipated credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months. There can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. Inability to obtain required additional financing could limit the Company's ability to complete its business combination with USTeleCenters and/or to efficiently operate the combined companies.

RISK FACTORS

     LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN. The Company has operated since July 1992 and has incurred net losses for the fiscal year ended June 30, 1993 and the nine months ended March 31, 1994, respectively. Although it achieved revenue growth and profitability during fiscal 1994 and reported net income for fiscal 1995, it reported a net loss of $(696,060) for the fiscal year ended June 30, 1996. In the future, View Tech may experience significant fluctuations in its operating results as a result of a number of factors, including seasonality in product sales, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services, and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, View Tech's gross profit percentage may vary significantly depending on the mix of products and services contributing to revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis.

     FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FINANCING. It is likely that additional financing will be required to fund further growth in the Company's business beyond the next twelve months. The Company's actual capital requirements will depend upon many factors, including the needs of the entities that the Company is acquiring, the Company's internal expansion into new territories, and capital requirements related to the Company's acquisition of certain entities. See "--Unascertainable Risks Due to Current and Future Acquisitions." To the extent that the Company raises additional capital by issuing equity securities, ownership dilution to stockholders will result.
There can be no assurance that sources of such financing will be available, or will be available on terms acceptable to the View Tech. Inability to obtain additional financing could limit View Tech's marketing ability or its ability to operate efficiently or expand its operations, any of which could have a material adverse effect on the Company. In the event that adequate funds are not available, the Company's business, results of operations or financial condition could be adversely affected.

     RAPID EXPANSION. View Tech began its operations in July 1992 and has grown from two employees in one location to 62 employees in thirteen locations at September 16, 1996. View Tech's acquisition strategy is to hire key personnel in strategic geographic regions and to acquire businesses that compliment the Company's operations. Within the past 18 months, the Company has acquired two businesses in addition to the contemplated merger with USTeleCenters and has hired 21 personnel to startup four new regions. View Tech is subject to the uncertainties and risks associated with any expanding business. View Tech's growth has placed significant demands on View Tech's financial resources and management.

     If the merger with USTeleCenters is consummated, View Tech will have over 150 new employees, which represents a substantial increase in the magnitude of View Tech's operations and will place further demands on its financial and management resources.

     UNASCERTAINABLE RISKS DUE TO CURRENT AND FUTURE ACQUISITIONS. The Company plans to grow not only through additional territories but also through acquisitions of other entities. Since June 30, 1996, the Company has completed the acquisition of all of the assets of a small company in Florida and all of the shares of a small company in Massachusetts. The Company also has entered a merger agreement to merge with USTeleCenters, which the Company valued at $18.5 million (the "Merger"). The Merger involves the issuance of approximately 2.5 million shares of the Company's common stock (subject to certain adjustments) for the equity of USTeleCenters. Additionally, the agreement with USTeleCenters provides that the Company is obligated to either repay or refinance approximately $3.0 million in bank indebtedness to USTeleCenters' primary lender, as a condition of this transaction. The Merger is still subject to shareholder approval and will not be consummated until shareholder approval is obtained, which is anticipated to be in late November 1996. The Company has loaned USTeleCenters $1 million since it entered into the letter of intent to merge with USTeleCenters on July 23, 1996. If the Merger is completed, in addition to the $3.0 million that the Company may have to pay to USTeleCenters primary lender, the Company will also have to pay an aggregate of approximately $1.8 million in acquisition costs, consisting of approximately $750,000 to its financial advisors in connection with financial advisory services related to the Merger, approximately $550,000 to USTeleCenters' investment banker, and approximately $500,000 to USTeleCenters' and the Company's attorneys and accountants. The Company executed an agreement with USTeleCenters primary lender which restricts the Company's ability to bring an action to collect the $1 million promissory note if USTeleCenters defaults.

     By virtue of rapid growth through acquisitions, the Company will be subject to the uncertainties and risks associated with any expanding business. Some of these acquisitions may have the effect of substantially increasing the size of the Company and diversifying the products and services it offers. In light of the potential significance of these changes, and the absence of a history of combined operations of the Company with another entity, it is possible that the Company will encounter difficulties that cannot presently be ascertained. There can be no assurance that any of the proposed or future acquisitions will not have a material adverse effect upon the Company's business, results of operations or financial condition, particularly in quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions. In addition, there can be no assurance that the Company will achieve the anticipated benefits of such acquisitions, and it is possible that such acquisitions will place significant demands on the Company's financial resources and management and cause disruption of the Company's operations due to the need for the management of View Tech and such other entities to devote significant time and attention to integrating the operations of the different companies.

     DEPENDENCE ON SUPPLIERS. Approximately 58% of View Tech's revenues for the 1996 fiscal year was attributable to the sale of equipment manufactured by PictureTel. Termination or change of View Tech's business relationship with PictureTel or another supplier, disruption in supply, failure of a supplier to remain competitive in quality, function or price, or a determination by one or more of View Tech's suppliers to reduce reliance on independent providers such as View Tech could have a material adverse effect on View Tech. The Company is a party to agreements with PictureTel authorizing it to serve as PictureTel's non-exclusive dealer in certain geographic territories. These agreements expire in August 2000, and can be terminated without cause upon 60 days' written notice by PictureTel. There can be no assurance that the agreements will not be terminated, or that they will be renewed on terms acceptable to View Tech, by PictureTel, which has no other affiliation with View Tech and is a competitor of View Tech. While there are other suppliers of the video communications equipment that View Tech purchases from PictureTel, termination of the relationship with PictureTel could have a material adverse effect on View Tech.

     RAPIDLY CHANGING TECHNOLOGY AND OBSOLESCENCE. The market for communications products and services is characterized by rapidly changing technology, evolving industry standards, and the frequent introduction of new products and services. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. New products and services are generally characterized by improved quality and function and are frequently offered at lower prices than the products and services they are intended to replace. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete, unmarketable or noncompetitive. View Tech's ability to grow and to remain competitive will depend upon its ability successfully to maintain and develop relationships with manufacturers of new and enhanced products that include new technology and achieve levels of quality, functionality, and price acceptable to the market, and to maintain a high level of expertise relating to new products and the latest in communications systems technology.

ITEM 7.     FINANCIAL STATEMENTS

     The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

     Robert G. Hatfield, age 50, co-founded the Company in 1992 and has since served as its chairman and chief executive officer. From 1977 to December 1991, Mr. Hatfield was executive vice president of Delphi Information Systems, Inc., a provider of data processing systems for the distribution portion of the property and casualty insurance industry. During Mr. Hatfield's 14 years with Delphi, the firm grew from $100,000 in annual revenues and six employees, to $50,000,000 in annual revenues and 350 employees. Mr. Hatfield's education includes a B.B.A. from California Western University and an M.B.A. from Thunderbird:
American Institute for Foreign Trade.

     John W. (Bill) Hammon, age 44, who is Mr. Hatfield's brother, co-founded the Company in 1992 and has since served as a director, chief operating officer and president. He also served as secretary of the Company until May 1, 1995. Mr. Hammon has over 14 years of experience in the computer industry, including the marketing of advanced software and hardware products. From 1987 to December 1991, he was Western Regional Director of PictureTel Corporation. Prior to joining PictureTel, he held positions in field sales, customer service, and regional sales management with ADP, EDS, and Tandem Computers. Mr. Hammon's educational background includes a B.S. in Finance from California State University - Los Angeles.

     Calvin A. Carrera, age 50, has been a director of the Company since September 1994. Mr. Carrera is Director of Advanced Programs for Engineering Management Concepts (EMC), a firm which specializes in professional engineering and management services for government and industry clients. He is responsible for advanced program development and execution and has been with EMC since April 1995. From July 1994 to April 1995, he was Director of Western Operations for APEX Technologies, Inc., a privately held company which provides engineering and training services for the federal and state governments. Prior to joining APEX, Mr. Carrera served 15 years as General Manager of Veda Incorporated, a privately held firm which provides professional engineering services for a diverse client base. Since 1991, he has served as president of the Defense Services Industry Executive Association, a non-profit corporation with 43 member companies dedicated to improving communications within the defense services industry and between the industry and government. Mr. Carrera holds a B.S. in Electrical Engineering from the University of Utah and an M.S. in Electrical Engineering from the University of Southern California, where he has also completed classroom work for a doctoral degree.

     Robert F. Leduc, age 50, has been a director of the Company since September 1994. From January 1992 to the present, he has been president and chief executive officer of EconomicsAmerica of California, a California-based not-for-profit funding organization that promotes education in economics. From January 1990 to January 1992, he was president of Foundation Group, another non-profit organization. Mr. Leduc also has been a visiting professor at the L.B.J. School of Public Affairs at the University of Texas at Austin since 1990 and was previously a visiting professor or lecturer at the Kennedy School of Public Administration at Harvard University, the University of Alberta, and Rutgers University. Mr. Leduc has specialized in providing consulting services to not-for-profit organizations since 1972, and served as executive director of a charitable foundation from 1982 to 1985 and a trade association from 1985 to 1988. Mr. Leduc has an M.B.A. from Wayne State University and is currently completing the requirements for a Ph.D. in Public Administration from the University of Colorado.

Other Executive Officers

     Tom Bailey, age 37, has been senior vice president - technical services since August 1996 and was vice president -technical services since January 1993. Prior to joining the Company, Mr. Bailey was a product manager, service executive, and lead software engineer for Delphi Information Systems, where he was employed from 1988 to January 1993. During his six years with Delphi, Mr. Bailey was responsible for coordination of more than 200 installations of minicomputer and LAN-based information systems, as well as support, service, and technical research. Mr. Bailey's education includes a B.A. in mathematics and computer science from California Lutheran University, as well as training in TCP/IP, Unix, Novell, and switched digital network designations.

     William M. McKay, age 41, has been chief financial officer and secretary of the Company since May 1, 1995. From October 1992 through April 1995, he was an independent consultant and principal of MK Associates, a firm that provides financial and operational consulting services to businesses. From January 1991 to October 1992, Mr. McKay was senior vice president and chief financial officer of Kennedy-Wilson, Inc., a real estate brokerage concern. Prior to his service with Kennedy-Wilson, Mr. McKay was vice president and controller of HSM Group, a real estate investment company that is affiliated with Kennedy-Wilson with interests in partnerships owning residential and commercial properties. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, most recently as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants, and has a B.S. in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors, and shareholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.

     Based solely upon a review of copies of such reports furnished to the Company during and with respect to its fiscal year ended June 30, 1996, and based on written representations received by the Company from directors, officers, and beneficial owners of more than 10% of the Company's common stock ("reporting persons") that no other reports were required, the Company believes that, during the Company's 1996 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the chief executive officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the fiscal year ended June 30, 1996 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                           Annual        Long-Term
                                        Compensation   Compensation
                                        ------------   -------------      All Other
Name and Principal Position      Year      Salary       Options (1)    Compensation (2)
- ---------------------------      ----      ------       -----------    ----------------
Robert G. Hatfield               1996      $168,000       50,000          $28,175
  Chairman and Chief             1995      $160,000       50,000          $41,986
  Executive Officer              1994      $126,000                       $29,053

John W. Hammon                   1996      $168,000       50,000          $19,642
  President and Chief            1995      $160,000       50,000          $17,989
  Operating Officer              1994      $126,000                       $20,269

William M. McKay                 1996      $118,216       25,000          $ 6,000
  Secretary and Chief            1995      $ 17,914       72,800          $ 1,000
  Financial Officer

(1)  All stock options were granted under the Company's 1995 Stock Option Plan.

(2) For fiscal 1996, the amount listed includes: For Mr. Hatfield (a) country club dues and expenses of $13,698, (b) automobile expenses of $12,812, and
     (c) 401(k) Retirement Savings Plan contributions of $1,665; for Mr. Hammon
     (a) country club dues and expenses of $2,577, (b) automobile expenses of $15,400, and (c) 401(k) Retirement Savings Plan contributions of $1,665; and for Mr. McKay, an automobile allowance of $500 per month. Itemized disclosure of other compensation in 1995 and 1994, are not required.

OPTION GRANTS

     The following table sets forth information regarding stock option grants to each of the Named Executives during the fiscal year ended June 30, 1996:

                       OPTION GRANTS IN 1996 FISCAL YEAR

                                                Percent of Total
                             Number of              Options
                         Shares Underlying         Granted to
                              Options             Employees in       Exercise Price
        Name                  Granted             Fiscal Year          ($/Share)          Expiration Date
        ----                  -------             ----------           ---------          ---------------

Robert G. Hatfield           50,000(1)              10.0%               $6.375               6/12/06
                             50,000(2)              10.0%               $6.625               7/17/05

John W. Hammon               50,000(1)              10.0%               $6.375               6/12/06
                             50,000(2)              10.0%               $6.625               7/17/05

William M. McKay             25,000(3)               5.0%               $6.375               6/12/06

(1)  12,500 vest on June 12, 1997, 1998, 1999, and 2000, respectively.
(2)  12,500 vest on July 17, 1996, 1997, 1998, and 1999, respectively.
(3)  6,250 vest on June 12, 1997, 1998, 1999, and 2,000, respectively.

YEAR END OPTION TABLE

     The following table sets forth information regarding unexercised options held by the Named Executives.

                AGGREGATED OPTION EXERCISES IN 1996 FISCAL YEAR
                  AND VALUE OF OPTIONS AT FISCAL 1996 YEAR END


                                                           Number of Securities
                                                           Underlying Unexercised         Value of Unexercised
                                                                 Options                       In-the Money
                            Shares                          at Fiscal Year End          Options at Fiscal Year End
                           Acquired         Value           ------------------          --------------------------
            Name          on Exercise      Realized      Exercisable/Unexercisable       Exercisable/Unexercisable
            ----          -----------      --------      -------------------------       -------------------------
Robert G. Hatfield           n/a              n/a            12,500/137,500                $87,500/$350,000

John W. Hammon               n/a              n/a            12,500/137,500                $87,500/$350,000

William M. McKay            12,500          $82,737          5,700/79,600                  $13,538/$328,113

COMPENSATION OF DIRECTORS

     Outside directors receive $500 per day for each board meeting attended. Directors receive no compensation for telephone meetings. Outside directors that are members of either the stock option and compensation committee or the audit committee receive $500 per day per meeting attended as well. However, if the committee meets on the same day that the board is meeting, the outside director will only receive a single payment of $500 for all meetings attended on the same day. Outside directors are also reimbursed for their travel expenses.

     In addition to the per diem, outside directors receive options to acquire 10,000 shares of the Company's common stock on the day they are appointed to the board of directors. Additionally, outside directors that have served on the board for a full year receive options to acquire an additional 2,000 shares of common stock on the fifth business day following the annual meeting of shareholders. The exercise price of the stock options is equal to the last reported bid of the common stock on the NASDAQ National Market.

     Board members that are also employees of the Company do not receive any additional compensation for service on the board. No board member received any other compensation for his services as a director.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of the Named Executives. The agreements, which have one-year terms and may be renewed for one additional year at the option of the Company, provide for annual base salaries during the initial and renewal periods in the following amounts: Mr. Hatfield, $168,000; Mr. Hammon, $168,000; and Mr. McKay, $115,000. The
agreements also provide for bonuses at the discretion of the board of directors, as well as customary benefits. Other than the agreement with Mr. McKay, which commenced May 1, 1995, the terms of each of the agreements commenced March 30, 1995. The agreements with Messrs. Hatfield and Hammon are now in their respective renewal terms and expire on March 30, 1997, and May 1, 1997 for Mr. McKay. Effective July 1, 1996, Messrs. Hatfield's and Hammon's salaries were each increased to $220,000 per year. Effective May 1, 1996, Mr. McKay's salary was increased to $136,000 per year.

     In addition to the employment agreements, each of the Named Executives received options under the Company's 1995 Stock Option Plan (the "Plan"). The Plan provides for four (4) year vesting from the date of issuance. However, if there is a "change of control," the options vest immediately. The Plan provides that:

  "A 'Change of Control' shall be deemed to have taken place if (i) any Person (including any individual, firm, corporation, partnership or other entity except the Company or any employee benefit plan of the Company or of any Affiliate or Associate, both as defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, any Person or any entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan), together with all Affiliates and Associates of such Person, shall become the beneficial owner in the aggregate of 30% or more of the common stock of the Company then outstanding; provided, however, that no "Change of Control" shall be deemed to occur during any period in which any such Person, and its Affiliates and Associates, are bound by the terms of a standstill agreement under which such parties have agreed not to acquire more than 30% of the common stock of the Company then outstanding or to solicit proxies, or (ii) on the first date within any period of 24 consecutive months or less on which there is effected a change in the composition of the Board by reason of a contested election such that a majority of the Board members (rounded up to the next whole number) cease to be comprised of individuals who either (1) have been members of the Board continuously since the beginning of such period or (2) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (1) who were still in office at the time such election or nomination was approved by the Board."

The Agreement and Plan of Merger among the Company, its wholly-owned subsidiary, View Tech Acquisition, Inc., and USTeleCenters, provides that the Company will issue approximately 42.4% of its outstanding shares to the shareholders of UST in exchange for all of the shares of UST. If the merger is consummated, all of the outstanding stock options will immediately vest. See "Item 6. Management's Discussion and Analysis or Plan of Operation" and footnote 18 of the notes to financial statements for a discussion of the merger.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to (i) each director of the Company, (ii) the Named Executives, (iii) all directors and executive officers of the Company as a group at September 16, 1996, including the number of shares of common stock beneficially owned by each of them, and
(iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock. Unless otherwise indicated below, the business address of each individual is the same as the address of the Company's principal executive offices.

                                 Amount and Nature     Percent of
                                   of Beneficial        Class of
                                   Ownership of          Common
Name of Beneficial Owner           Common Stock(1)       Stock
- ------------------------         -----------------     ----------
Robert G. Hatfield(2)                595,000              20.1%

John W. Hammon(3)                    475,000              16.0%

Calvin Carrera(4)                     22,000                 *

Robert F. Leduc(5)                    12,000                 *

William M. McKay(6)                   18,200                 *

All Directors and Executive        1,261,200              41.5%
Officers of the Company as
a Group
(6 persons)

*     Less than one percent
______________________________
(1) Includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days of the date of this Form 10-KSB. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Chief Executive Officer and Chairman of the Company. Includes 25,000 shares issuable upon exercise of options and 120,000 shares held in an irrevocable trust for the benefit of Mr. Hammon's minor children, of which Mr. Hatfield is trustee. Mr. Hatfield has sole investment and voting power with respect to such shares.
(3) President and Chief Operating Officer of the Company.   Includes 25,000
    shares issuable upon exercise of options. Mr. Hammon's address is 101 Pacifica, Suite 100, Irvine, California 92718.
(4) Includes 12,000 shares issuable upon exercise of options. Mr. Carrera's address is 10550 Summer View Circle, Camarillo, California 93012.
(5) Consists of 12,000 shares issuable upon exercise of options. Mr. Leduc's address is 26 Thorn Oak, Trabuco Canyon, California 92679.
(6) Consists of 18,200 shares issuable upon exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE COMPANY'S FOUNDERS

    In connection with the Company's organization in 1992, the Company sold 738,000 shares of its common stock to each of its founders, Messrs. Hatfield and Hammon, for approximately $.007 per share. On October 3, 1994, July 17, 1995, and June 12, 1996, the Company granted options to purchase an aggregate of 150,000 shares (50,000 shares each grant) of common stock to each of Messrs. Hatfield and Hammon. The options, which have exercise prices of $.375, $6.625, and $6.375 per share, respectively, vest in equal amounts annually over four-year periods from the respective date of grant.

    Messrs. Hatfield and Hammon had guaranteed the repayment of $638,000 of the Company's indebtedness, all of which was repaid with a portion of the proceeds from the Company's initial public offering in June 1995.

TRANSACTIONS WITH WINDERMERE HOLDINGS, INCORPORATED

    The Company entered into a management services agreement with Windermere Holdings, Incorporated ("Windermere") effective as of September 1, 1994 (the "Windermere Agreement"). The Windermere Agreement provided that Windermere would assist the Company with respect to the Company's management requirements, strategic initiatives, marketing strategies, contract negotiation, investor relations, organizational structure, retention of public relations advisors, board structure and committees, and executive compensation.

    The Windermere Agreement expired September 30, 1995. Pursuant to the terms of the Windermere Agreement, the Company paid Windermere $25,000 in July 1995 and a monthly retainer of $2,500, and reimbursed Windermere's reasonable expenses. Pursuant to the Windermere Agreement, the Company also agreed to issue to Windermere options to purchase 150,000 shares of common stock on October 1, 1995, if the agreement was then in effect, which options would be exercisable immediately and would have an exercise price equal to the fair market value of the Company's common stock on that date. The Windermere Agreement also provided for certain registration rights with respect to the common stock issuable upon the exercise of such options. On September 13, 1995, the Windermere Agreement was amended so that (i) the 75,000 options were issued to each of Rolf N. Hufnagel, a former director of the Company and chief operating officer of Windermere, and Robert E. Yaw II, the chief executive officer of Windermere, with an exercise price equal to $7.375, which was the closing price of the common stock on the NASDAQ SmallCap Market on September 13, 1995; and (ii) the Company was no longer obligated to pay Windermere a monthly retainer.

    On November 1, 1995, the Company entered into a subsequent agreement with Windermere which provided for a payment of $5,000 per month through June 30, 1996. The Company also made a short-term loan to Mr. Hufnagel of approximately
$22,000 at a 10% interest rate in April 1996.   The loan was repaid in June 1996
with interest.

    Subsequent to Mr. Hufnagel's resignation, the Company entered into a new agreement with Windermere that provided for (i) a monthly retainer of $5,000 from July to September 1996; (ii) the issuance of 55,000 options to purchase common stock to one of Windermere's principals, issued on June 27, 1996 and
(iii) the issuance of 55,000 options to purchase common stock to Mr. Hufnagel, issued on August 18, 1996. The agreement provides that such options be issued at the market price as of the date of issuance.

    During fiscal 1996, the Company made total payments of $72,500 to Windermere, excluding payments made for reimbursement of expenses. Effective June 24, 1996, Mr. Hufnagel resigned as a director of the Company.

TRANSACTIONS WITH COFFIN . KCSA

    The Company entered into a consulting agreement with Coffin . KCSA ("Coffin") under which Coffin provided assistance to the Company with respect to the Company's investor relations, board structure and committees, and executive compensation. The agreement, effective December 1, 1994, was for an indefinite term and could be terminated by either party upon 30 days written notice. The Company paid Coffin $25,000 in July 1995 and paid Coffin a monthly retainer and reimbursed Coffin's reasonable expenses. The monthly retainer was originally $2,500 and was raised to $4,000 per month following the Company's initial public offering in June 1995. William F. Coffin, a former director of the Company, is a partner in Coffin . KCSA. During fiscal 1996, the Company paid Coffin . KCSA fees of $65,000, excluding payments made for reimbursement of expenses. Effective June 12, 1996, Mr. Coffin resigned as a director of the Company.

TRANSACTIONS WITH ECONOMICSAMERICA OF CALIFORNIA

    In December 1994, the Company sold videoconferencing equipment to EconomicsAmerica of California for $175,578, at prices and on terms generally available to the Company's customers. Robert F. Leduc, chief executive officer and a director of EconomicsAmerica, is also a director of the Company. William
F. Coffin, a director of EconomicsAmerica, is a former director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS
      --------

Exhibit
Number        Description
- -------       -----------
2.1           Sale Agreement between the Company and VistaTel International,
              Inc. dated July 10, 1996(1)

2.2 Agreement and Plan of Merger by and among the Company, GroupNet, Inc., and Andrew W. Jamison dated August 30, 1996(2)

3.1           Restated Articles of Incorporation(3)

3.2           Bylaws(3)

4.1           Specimen Stock and Warrant Certificates(3)


Exhibit
Number        Description
- -------       -----------
4.2           Warrant Agreement dated as of June 28, 1995 between the Company and U.S. Stock Transfer Corporation of America(4)

10.1 Dealer Agreement between the Company and PictureTel Corporation dated as of March 30, 1995(3)

10.2          Loan Agreement between the Company and Los Robles Bank dated as of
              March 24, 1995, including Guaranty Agreements of Robert G.
              Hatfield and John W. Hammon(3)

10.3          Loan Agreement among the Company, Los Robles Bank, and the Small
              Business Administration dated as of December as of December 16, 1992, including Guaranty Agreements of Robert G. Hatfield and John
              W. Hammon(3)

10.4 Employment Agreement between the Company and Robert G. Hatfield, dated as of March 30, 1995(3)

10.5 Employment Agreement between the Company and John W. Hammon, dated as of March 30, 1995(3)

10.6 Employment Agreement between the Company and William M. McKay, dated as of March 30, 1995(3)

10.7 Employment Agreement between the Company and Richard C. Bosworth, dated as of March 30, 1995(3)

10.8 Employment Agreement between the Company and Tom Bailey, dated as of March 30, 1995(3)

10.9          Management Services Agreement between the Company and Windermere
              Holdings, Incorporated ("Windermere") dated as of September 1,
              1994(3)

10.10         1995 Stock Option Plan, as amended (5)

10.11         Consulting Agreement between the Company and William F. Coffin
              Corporation dated as of December 1, 1994(4)

10.12         Amendment to Dealer Agreement between the Company and PictureTel
              Corporation dated August 1, 1995(4)

10.13         Revolving Note with City National Bank, dated February 20, 1996(6)

10.14         Loan Agreements with Power-Data Services, Inc. dated February 15,
              1996 and March 22, 1996(6)

10.15 Consulting Agreement between the Company and Windermere dated as of November 1, 1995(1)

10.16 Loan and Security Agreement between the Company and USTeleCenters and Promissory Note from USTeleCenters dated July 26, 1996(1)

10.17 Subordination Agreement among the Company, The First National Bank of Boston, and USTeleCenters dated July 26, 1996(1)


Exhibit
Number        Description
- -------       -----------
10.18         Promissory Note, dated August 30, 1996, of View Tech, Inc. payable to Andrew W. Jamison (2)

10.19         Registration Rights Agreement, dated August 30, 1996, between View
              Tech, Inc. and Andrew W. Jamison (2)

10.20         Consulting Agreement between the Company and Windermere, dated
              June 27, 1996 (1)

10.21 Option Agreement, dated August 22, 1996, between Rolf Hufnagel and the Company (1)

23.1          Consent of Independent Accountants(1)

24.1          Power of Attorney(1)

24.2 Certified Copy of Board of Directors' Resolution regarding Power of Attorney(1)

27.1          Financial Data Schedule(1)

- ---------------

(1)  Filed herewith.
(2) Filed as an exhibit to the Company's Report on Form 8-K dated September 24, 1996 relating to the completion of the acquisition of GroupNet, Inc.
(3) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (Registration No. 33-91232) and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
(5) Filed as an Exhibit to the Company's Form 10-QSB for the fiscal quarter ended September 30, 1995.
(6) Filed as an Exhibit to the Company's Form 10-QSB for the fiscal quarter ended March 31, 1996.

(b)  REPORTS ON FORM 8-K
     -------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            View Tech, Inc.
                            ------------------------------------------------
                            (Registrant)


Date: September 27, 1996    By:                *
     -------------------       ----------------------------------------
                               William M. McKay
                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Title                        Date
          ---------                   -----                        ----

           *                        Chairman and            September 27, 1996
- ------------------------       Chief Executive Officer     --------------------
Robert G. Hatfield          (Principal Executive Officer)

           *                   President and Director       September 27, 1996
- ------------------------                                   --------------------
John W. Hammon


           *                 Chief Financial Officer        September 27, 1996
- ------------------------    (Principal Financial and       --------------------
William M. McKay               Accounting Officer)

           *                        Director                September 27, 1996
- ------------------------                                   --------------------
Calvin Carrera


           *                        Director                September 27, 1996
- ------------------------                                   --------------------
Robert F. Leduc



*By /s/ William M. McKay
   -------------------------
   William M. McKay
   Attorney-in-Fact

                                VIEW TECH, INC.
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                      F-2

Balance Sheets as of June 30, 1996 and 1995....................................   F-3

Statements of Operations for the years ended June 30, 1996 and 1995............   F-4

Statement of Stockholders' Equity for the years ended June 30, 1996 and 1995...   F-5

Statements of Cash Flows for the years ended June 30, 1996 and 1995............   F-6

Notes to Financial Statements as of June 30, 1996 and 1995.....................   F-7

                          INDEPENDENT AUDITORS' REPORT



To Board of Directors
and Shareholders of
VIEW TECH, INC.


We have audited the accompanying balance sheets of View Tech, Inc. as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of View Tech, Inc., as of June 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



CARPENTER KUHEN & SPRAYBERRY

Oxnard, California
September 24, 1996

                                VIEW TECH, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                    ASSETS

                                                                June 30,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Current Assets:
 Cash                                                  $1,463,199    $4,987,939
 Accounts receivable (net allowance for doubtful
  accounts of $23,756 and $0, respectively)             4,720,262     2,344,544
 Inventory                                              1,104,577       492,098
 Other current assets                                     709,671        74,210
                                                       ----------    ----------

  Total Current Assets                                  7,997,709     7,898,791

Property and equipment, net                               820,411       141,556
Other assets                                               31,001        18,483
                                                       ----------    ----------
                                                       $8,849,121    $8,058,830
                                                       ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                      $3,254,527    $1,607,788
 Income tax payable                                            --       252,924
 Note payable                                                  --       331,466
 Other current liabilities                                501,406       283,413
                                                       ----------    ----------

   Total Current Liabilities                            3,755,933     2,475,591
                                                       ----------    ----------

Long term capital lease obligations                       242,283         4,356
                                                       ----------    ----------

Commitments and Contingencies                                  --            --

Stockholders' Equity:
 Preferred stock, par value $.01, authorized
   5,000,000 shares, none issued or outstanding                --            --
 Common stock, par value $.01, authorized
   10,000,000 shares, issued and outstanding
   2,890,200 and 2,856,000 shares at June 30,
   1996 and 1995, respectively                             28,902        28,560
 Paid-in capital                                        5,253,234     5,285,494
 Retained earnings (deficit)                             (431,231)      264,829
                                                       ----------    ----------
                                                        4,850,905     5,578,883
                                                       ----------    ----------
                                                       $8,849,121    $8,058,830
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                            Years Ended June 30,
                                          -------------------------
                                              1996          1995
                                          ------------   -----------
Revenues                                  $13,346,103    $6,963,487

Cost of Revenues                            9,042,922     4,327,679
                                          -----------    ----------
Gross Profit                                4,303,181     2,635,808
                                          -----------    ----------

Operating Expenses:
 Selling expenses                           1,706,626       685,428
 General and administrative expenses        3,491,509     1,209,982
                                          -----------    ----------

                                            5,198,135     1,895,410
                                          -----------    ----------

Income (Loss) from Operations                (894,954)      740,398

Other Income (Expense)                       (153,222)       12,575
                                          -----------    ----------

Income (loss) before income taxes          (1,048,176)      752,973

Provision for Income Taxes                    352,116      (294,083)
                                          -----------    ----------

Net Income (Loss)                         $  (696,060)   $  458,890
                                          ===========    ==========

Earnings (Loss) Per Share                 $      (.24)   $      .26
                                          ===========    ==========

Weighted Average Shares Outstanding         2,870,242     1,761,550
                                          ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                               Common stock       Additional     Retained         Total
                                           ------------------       Paid-In      Earnings      Stockholders'
                                            Shares     Amount      Capital      (Deficit)        Equity
                                           --------   -------   -----------   -----------   --------------
Balance, June 30, 1994                     1,476,000    $14,760   $   15,080     $(194,061)      $ (164,221)

Common stock issued                        1,380,000     13,800    5,270,414            --        5,284,214

Net Income for year ended
 June 30, 1995                                    --         --           --       458,890          458,890
                                           ---------    -------   ----------     ---------       ----------
Balance, June 30, 1995                     2,856,000     28,560    5,285,494       264,829        5,578,883

Shares issued under stock
 option plan                                  34,200        342       11,170            --           11,512

Additional costs of initial public
 offering of common stock                                            (43,430)                       (43,430)

Net loss for year ended
 June 30, 1996                                    --                              (696,060)        (696,060)
                                           ---------    -------   ----------     ---------       ----------

Balance, June 30, 1996                     2,890,200    $28,902   $5,253,234     $(431,231)      $4,850,905
                                           =========    =======   ==========     =========       ==========


   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996 AND 1995

                                                          Years Ended June 30,
                                                        -------------------------
                                                          1996            1995
                                                        --------        ---------
Cash flows from operating activities:
 Net income (loss)                                      $  (696,060)    $   458,890
 Adjustments to reconcile net income (loss) to
  net cash from operating activities:
   Depreciation and amortization                            168,792          54,479
   Provision for bad debts                                   23,756              --
   Loss on sale of fixed assets                               2,007              --
   Reserve on term loan to PDS                              265,000              --
 Changes in assets and liabilities:
   Accounts receivable                                   (2,399,474)     (1,459,665)
   Inventory                                               (612,479)       (298,330)
   Prepaids and other assets                               (647,979)         22,406
   Accounts payable                                       1,646,739         456,156
   Other accrued liabilities                               (106,912)        438,152
                                                        -----------     -----------
      Net cash used by operating activities              (2,356,610)       (327,912)
                                                        -----------     -----------

Cash flows from investing activities:
 Purchase of property and equipment                        (457,695)        (66,983)
 Term loan to PDS                                          (265,000)             --
 Proceeds from sale of assets                                 3,480              --
                                                        -----------     -----------

      Net cash used by investing activities                (719,215)        (66,983)
                                                        -----------     -----------

Cash flows from financing activities:
 Lease payable reduction                                    (85,531)        (60,858)
 Long-term debt reduction                                  (331,466)        (27,790)
 Draw on line of credit                                          --         299,970
 Line of credit reduction                                        --        (299,970)
 Issuance of common stock, net                               11,512       5,284,214
 Additional costs for initial public offering
  of common stock                                           (43,430)             --
                                                        -----------     -----------

      Net cash provided (used) by financing activities     (448,915)      5,195,566
                                                        -----------     -----------
Net increase (decrease) in cash                          (3,524,740)      4,800,671

Cash, beginning of period                                 4,987,939         187,268
                                                        -----------     -----------
Cash, end of period                                     $ 1,463,199     $ 4,987,939
                                                        ===========     ===========
Supplemental disclosures:
 Operating activities reflect:
   Interest paid                                        $    40,281     $    62,690
                                                        ===========     ===========
   Income taxes paid                                    $   374,680     $       800
                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

NOTE 1 - THE BUSINESS
- ---------------------

  View Tech, Inc. markets and installs video communications systems and provides continuing services related to installed systems to customers in Alabama, Arizona, Arkansas, California, Colorado, Georgia, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Tennessee, Texas, Utah and Wyoming. The Company was incorporated under the laws of California in 1992 and commenced operations in July 1992.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

  Revenue Recognition.  The Company sells both products and services.  Product
  --------------------
revenue consists of revenue from the sale of video communications equipment and is recognized at the time title to the equipment passes to the customer.
Service revenue is derived from services rendered in connection with the sale of new systems and from services rendered with respect to previously installed systems. Services rendered in connection with the sale of new systems are billed as a single charge and consist of engineering services related to system integration, installation, technical training, user training, and one-year parts-and-service warranty. The majority of these services are rendered at or prior to installation, and all of the revenue is recognized at the time of installation, with a reserve established for the estimated future costs of warranty services. Services rendered with respect to previously installed systems are also billed as a single charge and consist of engineering services related to evaluation and enhancement of equipment, additional technical and user training, and extended warranty services. The related revenue is also recognized at the time the majority of the services are rendered, with a similar reserve established for the estimated costs of the warranty services included in the charge.

  Use of Estimates.  The preparation of financial statements in conformity with
  -----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Net Income (Loss) Per Share.    Net income per share is computed on the basis
  ----------------------------
of the weighted average number of shares of common stock outstanding during the period after consideration of the dilutive effect, if more than 3%, of stock options. All options granted by the Company at a price less than the initial public offering price during the 12 months preceding the initial public offering (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for the periods presented if dilutive.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

  Cash and Cash Equivalents.  The Company considers all highly liquid
  --------------------------
investments with a maturity not exceeding three months at the date of purchase to be cash equivalents. Short-term investments are stated at lower of cost or market and are insured up to $100,000 by the FDIC.

  Inventories.  Inventories are accounted for on the basis of the lower of cost
  ------------
or market. Cost is determined on a FIFO (first-in, first-out) basis. Included in inventory is demonstration equipment held for resale in the ordinary course of business. The Company sells its demonstration equipment after the six month holding period required by its primary supplier.

  Property and Equipment.  Property and equipment are recorded at cost and
  -----------------------
include improvements that significantly add to utility or extend useful lives. Depreciation and amortization of property and equipment is provided using the straight-line and MACRS methods over estimated useful lives ranging from one to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

  Income Taxes. The Company accounts for income taxes using SFAS No. 109,
  -------------
"Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes.

  Concentration of Risk.  Items that potentially subject the Company to
  ----------------------
concentrations of credit risk consist primarily of investments in excess of FDIC limits and accounts receivable. Credit losses have not been material to the Company's operations.

  Approximately 58% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel. Termination or change of the Company's business relationship with PictureTel, disruption in supply, failure of this supplier to remain competitive in quality, function or price, or a determination by this supplier to reduce reliance on independent distributors such as the Company could have a material adverse effect on the Company.

  Reclassifications.  The Company has reclassified certain items including
  ------------------
travel expenses relating to technical services of $51,442 to cost of revenue from general and administrative expense for the year ended June 30, 1995 to conform to the current years presentation.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 3 - CASH
- -------------

  Cash is summarized as follows:

                                               June 30,
                                       ------------------------
                                          1996          1995
                                       ----------    ----------
        Cash in money market.......    $1,014,356    $4,602,035
        Cash in other accounts.....       448,843       385,904
                                       ----------    ----------
                                       $1,463,199    $4,987,939
                                       ==========    ==========

  As of June 30, 1996, cash deposits of $150,000 are restricted for use as collateral in connection with an outstanding letter of credit of $250,000 to PictureTel.

NOTE 4 - ACCOUNTS RECEIVABLE
- ----------------------------

  The Company operates in a single business segment. Accounts receivable consist of amounts due from trade customers for direct sales of products and services.

NOTE 5 - INVENTORY
- ------------------

        Inventories are summarized as follows:

                                                           June 30,
                                                     ----------------------
                                                        1996        1995
                                                     ----------    --------
        Finished goods...........................    $  343,774    $228,916
        Demonstration equipment..................       488,148     155,142
        Spare Parts..............................       272,655     108,040
                                                     ----------    --------
                                                     $1,104,577    $492,098
                                                     ==========    ========

NOTE 6 - OTHER CURRENT ASSETS
- -----------------------------

     Included in other current assets at June 30, 1996 are deferred and prepaid state and federal income taxes of $309,030. Also included are advances to employees, officers and stockholders of $52,790 and $20,787, at June 30, 1996 and 1995, respectively.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 7 - PROPERTY AND EQUIPMENT
- -------------------------------

     Property and equipment are summarized as follows:

                                                           June 30,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
          Computer equipment and software..........   $253,565   $ 37,761
          Equipment................................    180,950     47,231
          Furniture and fixtures...................    100,663     51,392
          Leasehold improvements...................    103,247     25,557
          Autos....................................     18,931      2,793
                                                      --------   --------
                                                       657,356    164,734
          Less accumulated depreciation............    172,656     58,186
                                                      --------   --------
                                                       484,700    106,548
          Leased equipment under capital leases,
           net of accumulated amortization.........    355,711     35,008
                                                      --------   --------
                                                      $820,411   $141,556
                                                      ========   ========

NOTE 8 - NOTE PAYABLE
- ---------------------

     Note payable at June 30, 1995 represents a note, guaranteed by the Small Business Administration. The note was repaid in July 1995 with proceeds from the Company's initial public offering which closed on June 15, 1995.

NOTE 9 - LONG TERM CAPITAL LEASE OBLIGATIONS
- --------------------------------------------

     The Company leases a portion of its machinery and equipment under certain capital lease agreements. The following is an analysis of the leased equipment and inventory:

                                                   June 30,
                                             --------------------
                                               1996        1995
                                             ---------   --------
          Equipment.......................    $426,570    $84,516
          Less accumulated amortization...      90,859     49,508
                                              --------    -------
                                              $335,711    $35,008
                                              ========    =======

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     The following is a schedule of future minimum lease payments required under capital leases, together with their present value as of June 30, 1996:

          Year Ending June 30,
          --------------------

          1997..........................................               $ 91,986
          1998..........................................                 63,900
          1999..........................................                 71,900
          2000..........................................                 79,028
          2001 and thereafter...........................                 27,455
                                                                       --------
                                                                       $334,269
                                                                       ========

          Net minimum lease payments....................               $412,808
          Less amount representing interest.............                 78,539
                                                                       --------
          Present value of net minimum lease payments...               $334,269
                                                                       ========

     The current portion due under capital lease obligations at June 30, 1996 was $91,986.

NOTE 10 - LINE OF CREDIT
- ------------------------

     The Company maintains a $500,000 credit facility (the "Note") to meet its working capital needs, if required. The Note expires on November 1, 1996 and provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at June 30, 1996, although the Company has as of June 30, 1996, five outstanding standby letters of credits aggregating $300,000 of which four were issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture and one was issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit, the balance available under the Note has been reduced to $200,000. As of June 30, 1996, the Company was in technical default on two of its loan covenants for which it has received a waiver of default from the lender.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

     The Company leases its facilities in California, Colorado, Texas, Tennessee and Georgia, under operating leases, expiring through September 1998. The
Company also leases certain equipment.   Lease payments for the year ended June
30, 1996 and 1995 were $404,960 and $85,211 respectively.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Minimum future rental commitments under noncancelable operating leases are as follows:

          Year Ending June 30,
          --------------------
          1997..................               $267,798
          1998..................                198,576
          1999..................                 90,422
          2000..................                 52,013
          2001 and thereafter...                 15,679
                                               --------
                                               $624,488
                                               ========

     Letter of Credit.  The Company's primary supplier, PictureTel Corporation,
     -----------------
provides the Company with a purchasing line of credit and requires the Company to maintain a letter of credit for $250,000 in favor of PictureTel in connection with this arrangement. The $250,000 letter of credit is collateralized by cash deposits of $150,000 and the assets of the Company.

NOTE 12 - COMMON AND PREFERRED STOCK
- ------------------------------------

     Common stock.   On March 20, 1995, the Company effected a 100-for-1 stock
     -------------
split, increasing the number of outstanding shares to 1,476,000. All share and per-share data have been adjusted to reflect these adjustments to capital stock.

     Public Stock Offering.  On June 15, 1995 the Company completed an initial
     ----------------------
public stock offering (the "IPO") for the sale of 1,200,000 shares of its common stock at $5.00 per share, less offering expenses. On June 25, 1996 the Company transferred and closed the sale of an additional 180,000 shares of its common stock to a representative of the underwriters on the same terms, solely to cover
over-allotments.   With the over-allotment option exercised in full, the total price to the public, total underwriting discounts and expenses, other expenses and net proceeds to the Company were $6,971,875, $978,343, $709,318, and $5,284,214, respectively.

     Warrants.  Included in the public stock offering in June 1995, was the sale
     ---------
of 575,000 warrants to the public. All warrants are exercisable at $5.00 per share for a period of two years commencing one year after the effective date of the registration statement.

     Upon consummation of the public offering, the Company issued the underwriter 120,000 warrants to purchase common stock of the Company at an exercise price of $6.75 or 135% of the public offering price per share. Such warrants may be exercised at any time during the period of five years commencing June 15, 1995. In addition, the Company issued the underwriters 50,000 warrants at an exercise price of $.1675 per warrant or 135 % of the public offering price. Each warrant is exercisable into one share of common stock at a price of $6.75 per share for a three year period commencing on June 15, 1995.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     Preferred Stock.  On February 1, 1995, the shareholders approved an
     ----------------
amendment to the Articles of Incorporation to authorize the issuance of 5,000,000 shares of $.01 par value Preferred Stock. The Preferred Stock may be issued in one or more series with such rights and preferences as may be determined by the Board of Directors. No Shares of Preferred Stock have been issued.

     Stock Option Plan.  In July 1994, the Company began granting stock options
     ------------------
to key employees and certain non-employee directors and consultants to the Company. The options are intended to provide incentive for such persons' service and future services to the Company thereby promoting the interest of the Company and its shareholders.

     The stock option plan generally requires the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the Plan, all outstanding options shall become immediately exercisable upon a greater than 30% change in control of the Company.

     Activity with respect to the Stock Option Plan has been as follows:

                                                           Exercise
                                              Shares        Price
                                             --------   --------------
     Options outstanding, June 30, 1995...   376,600    $ .250 - 5.000
       Granted............................   498,500     6.375 - 7.750
       Exercised..........................   (34,300)     .250 -  .375
       Canceled...........................   (16,700)     .250 - 6.625
                                             -------
     Options outstanding, June 30, 1996      824,100
                                             =======

     In addition, as of June 30, 1996, the Company had outstanding an aggregate of 346,000 options primarily to consultants and advisors to the Company. Approximately 6,000 options were issued at a market price of $5.00, the remainder of such options were issued at market prices ranging from $6.375 to $7.375 and are fully vested.

NOTE 13 - PENSION AND PROFIT SHARING PLAN
- -----------------------------------------

     The Company has adopted a 401(k) retirement plan. Employees may contribute up to 15% of their compensation per year, with the Company matching 25% of the employees' contributions not to exceed 5% of the compensation. All employees with six months of continuous service are eligible to participate in the plan.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     Company contributions vest based on the following schedule:

     Years of Service                    Vested Percent
     ----------------                    --------------
     Less than 2........................     0%
               2........................    20%
               3........................    40%
               4........................    60%
               5........................    80%
               6 or more................   100%

     Employer contributions to the 401(k) plan for the years ended June 30, 1996 and 1995 were $23,757 and $13,636, respectively.

NOTE 14 - OTHER INCOME (EXPENSE)
- --------------------------------

     Included in other income (expense) at June 30, 1996, is a $265,000 expense incurred in connection with the write-off of the Company's note receivable from Power-Data Services, Inc. ("PDS") which was due on May 31, 1996. The note and interest were not paid when due, therefore, the Company has deemed this note to be uncollectible.

NOTE 15 - PROVISION FOR INCOME TAXES
- ------------------------------------

     Provision for income taxes is as follows:

                                                 Years Ended June 30,
                                               ------------------------
                                                  1996         1995
                                               ----------   -----------
          Current:
            Federal.........................    $178,150     $(185,040)
            State...........................        (800)      (68,684)
          Deferred:
            Federal.........................     128,309       (34,031)
            State...........................      46,457        (6,328)
                                                --------     ---------
                                                $352,116     $(294,083)
                                                ========     =========

     The current portion of the Federal income tax benefit is comprised of an income tax refund created by the carryback of a net operating loss. The primary components of temporary differences which give rise to deferred taxes at June 30, 1996 are as follows:

          Deferred tax asset:
            Reserves and allowances...........              $ 22,677
            Net operating loss carryforward...               165,007
                                                            --------
                                                            $187,684
                                                            ========

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     The tax effect of temporary differences that give rise to deferred tax liabilities at June 30, 1996 was not material. Management has determined that the Company will be able to realize the tax benefits of the net deferred tax assets based on the future reversal of the taxable temporary differences.

     At June 30, 1996, the Company had available net operating loss (NOL) carryforwards of approximately $580,000 for federal income and state tax purposes, respectively. The federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2011, and may be subject to an annual statutory limitation.

NOTE 16 - SUPPLEMENTAL DISCLOSURES - CASH FLOW INFORMATION
- ----------------------------------------------------------

                                                     Years Ended June 30,
                                                     ---------------------
                                                       1996        1995
                                                     ----------   --------
Schedule of noncash transactions:
  Noncash investing and financing transactions:
    Cost of fixed assets purchased................   $ 853,134     $66,983
    Less lease financing..........................    (395,439)         --
                                                     ---------     -------
    Cash paid for fixed assets....................   $ 457,695     $66,983
                                                     =========     =======

NOTE 17 - RELATED PARTY TRANSACTIONS
- ------------------------------------

     The Company had obtained a $100,000 letter of credit used to guarantee payment to a major supplier. The letter of credit matured July 1, 1995, and was secured by a certificate of deposit owned by the Company's President. This certificate of deposit was redeemed and returned to the Company's President. A new letter of credit was obtained at the Company's primary banking institution.

     One individual who served as a director of the Company through June 24, 1996 is also an executive officer of Windermere Holdings, Incorporated ("Windermere"), who serves as an advisor to the Company. The Company has entered into a management services agreement with Windermere under which Windermere is obligated to assist the Company with a variety of management matters, including strategic initiatives, marketing strategies and contract negotiations. The initial agreement expired on September 30, 1995 and was subsequently renewed by the Company on November 1, 1995 for a period of eight months. In connection with Windermere's services, the Company paid fees and expenses of $72,500 and $32,642, respectively, for the year ended June 30, 1996.

     One of the Company's directors who served as a director of the Company through June 12, 1996, also serves as an executive officer of Coffin . KCSA, the Company's public relations firm and advisor. In connection with Coffin . KCSA's services, the Company paid fees and expenses of $65,000 and $13,173, respectively for the year ended June 30, 1996 and 1995.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)
- ---------------------------------------

ACQUISITIONS

VISTATEL INTERNATIONAL, INC.
- ----------------------------

     Effective July 1, 1996, the Company acquired the net assets of VistaTel International, Inc., ("VistaTel") a private company, based in Boca Raton, Florida, which is a supplier of video conferencing products and services within the state of Florida and is one of PictureTel's national re-sellers. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the sole shareholders of VistaTel. The excess of the acquisition price over the net assets acquired of approximately $339,000 will be accounted for as goodwill and amortized over 15 years.

GROUPNET, INC.
- --------------

     Pursuant to a merger agreement dated August 30, 1996, View Tech acquired GroupNet, Inc. ("GroupNet") for cash and View Tech common stock valued at $1,380,000. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share and $330,000 in cash, of which, $110,000 was paid on August 30, 1996 in connection with the execution of the agreement, and $220,000 is payable in equal installments of $110,000 due on October 15, 1996 and December 16, 1996, respectively. The excess of the acquisition price over the net assets acquired of approximately $1,330,000 will be accounted for as goodwill and amortized over 15 years. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel dealer in the northeastern United States. GroupNet merged into View Tech, which will continue to operate the business of GroupNet.

USTELECENTERS, INC.
- -------------------

     On September 5, 1996, View Tech announced that it entered into a definitive agreement of merger with USTeleCenters, Inc. ("USTeleCenters"), who is an authorized sales agent for several of the regional bell operating companies.
The merger is valued at approximately $18.5 million and is subject to the approval by View Tech's and USTeleCenters' shareholders as well as satisfactory completion of due diligence and certain conditions precedent. USTeleCenters currently owes its primary lender (and such lender's affiliate) approximately $3.0 million which is to be paid in full or appropriately refinanced at the close of such merger. The transaction will be accounted for as a pooling of interests in which USTeleCenters' shareholders will exchange all of their outstanding USTeleCenters shares and options for View Tech common stock and options, respectively. The transaction is expected to be completed on or about November 30, 1996. It is anticipated that USTeleCenters' shareholders and optionholders (upon exercise of their options) will receive up to 2.5 million shares of View Tech common stock.

                                VIEW TECH, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     During July and August 1996, the Company advanced an aggregate of $1 million to USTeleCenters for working capital purposes and in order for USTeleCenters to repay certain bank debt due on September 1, 1996. The $1 million advanced is evidenced by a note which is subordinated to USTeleCenters' debt obligations to its primary lender (and such lender's affiliates). The promissory note evidencing USTeleCenters' indebtedness provides for interest at 10%, payable quarterly commencing on September 30, 1996. The principal and accrued interest are due on June 15, 1997.

     The Company is currently seeking bank financing, private debt and/or equity financing for purposes of meeting anticipated cash needs related to the merger with USTeleCenters. The Company is required to either refinance or repay certain debt and lease obligations of aggregating approximately $3.0 million to USTeleCenters' primary lender (and such lender's affiliate) and is required to pay certain merger costs of approximately $1.8 million, primarily consisting of advisory fees and legal and accounting costs. In addition, the Company will require additional working capital to efficiently operate the combined companies during the months following the business combination.

     Exclusive of the cash required in connection with the merger with USTeleCenters, the Company believes that its existing cash balances, combined with the proceeds from its private placement of common stock, anticipated operating cash flow and borrowings under existing and anticipated credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months. There can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. Inability to obtain required additional financing could limit the Company's ability to complete its business combination with USTeleCenters and/or to efficiently operate the combined companies.

PRIVATE PLACEMENT
- -----------------

     Subsequent to June 30, 1996, the Company received subscriptions for equity capital of approximately $1.5 million through the private placement of approximately 300,000 shares of common stock. Upon closing of the private placement, the Company will realize net proceeds of approximately $1.380 million. The Company will use the net proceeds for general working capital purposes and for working capital loans made to USTeleCenters in connection with the proposed merger.