Form 10QSB
period 1996-09-30
VIEW TECH INC
filed 1996-11-14
CIK 746210

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

The number of shares of the registrant's Common Stock outstanding, as of November 11, 1996 was 3,395,938.

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No   X
                                                                          ---

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                  PAGE REFERENCE
                                                                  --------------

PART I      FINANCIAL INFORMATION

            Balance Sheets
            September 30, 1996 (unaudited) and June 30, 1996                1

            Statements of Operations
            Three Months Ended September 30, 1996 and 1995 (unaudited)      2

            Statements of Cash Flows (unaudited)
            Three Months Ended September 30, 1996 and 1995                  3

            Notes to Financial Statements (unaudited)                       4

            Management's Discussion and Analysis or Plan of Operations      7

PART II     OTHER INFORMATION

            Exhibits and Reports on Form 8-K                               11

            SIGNATURES                                                     12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIEW TECH, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                      September 30,              June 30,
                                                                          1996                     1996
                                                                      -------------           ------------
Current Assets:
  Cash and cash equivalents                                             $ 1,155,565            $ 1,463,199
  Accounts receivable (net allowance for doubtful
    accounts of $29,756 and $23,756, respectively)                        6,141,682              4,720,262
  Notes receivable                                                        1,008,722                     --
  Inventory                                                               1,264,398              1,104,577
  Prepaid and other current assets                                        1,096,692                709,671
                                                                        -----------            -----------

    Total Current Assets                                                 10,667,059              7,997,709

Property and equipment, net                                                 946,251                820,411
Deferred charge - goodwill (net of accumulated
  amortization of $11,121)                                                1,654,203                     --
Other assets                                                                101,343                 31,001
                                                                        -----------            -----------

                                                                        $13,368,856            $ 8,849,121
                                                                        -----------            -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      $ 4,664,593            $ 3,254,527
  Note payable                                                              220,000                     --
  Other current liabilities                                                 576,703                501,406
                                                                        -----------            -----------

  Total Current Liabilities                                               5,461,296              3,755,933
                                                                        -----------            -----------

Long-Term Liabilities                                                       223,181                242,283
                                                                        -----------            -----------

Stockholders' Equity:
  Preferred stock, par value $.01, authorized
    5,000,000 shares, none issued or outstanding                                 --                     --
  Common stock, par value $.01, authorized
    10,000,000 shares, issued and outstanding
    3,093,157 and 2,890,200 shares at September
    30, 1996 and June 30, 1996, respectively                                 30,931                 28,902
  Common stock subscribed, net                                            1,390,102                     --
  Paid-in capital                                                         6,768,921              5,253,234
  Retained deficit                                                         (505,575)              (431,231)
                                                                        -----------            -----------
                                                                          7,684,379              4,850,905
                                                                        -----------            -----------
                                                                        $13,368,856            $ 8,849,121
                                                                        -----------            -----------

                See accompanying notes to financial statements

                                VIEW TECH, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  1996                 1995
                                              -----------          -----------
Revenues                                      $ 5,364,952          $ 1,689,673

Cost of Revenues                                3,786,229            1,160,358
                                              -----------          -----------

Gross Profit                                    1,578,723              529,315
                                              -----------          -----------

Operating Expenses:
  Selling expenses                                660,931              245,496
  General and administrative expenses           1,054,291              585,993
                                              -----------          -----------

                                                1,715,222              831,489
                                              -----------          -----------

Loss from Operations                             (136,499)            (302,174)

Other Income                                       14,120               56,216
                                              -----------          -----------

Loss Before Income Taxes                         (122,379)            (245,958)

Provision for Income Taxes                         48,036               90,607
                                              -----------          -----------

Net Loss                                      $   (74,343)         $  (155,351)
                                              -----------          -----------

Loss Per Share                                $      (.03)         $      (.05)
                                              -----------          -----------

Weighted Average Shares Outstanding             2,959,248            2,858,750
                                              -----------          -----------


                See accompanying notes to financial statements

                                VIEW TECH, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  1996                 1995
                                              ----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $  (74,343)          $ (155,351)
Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                 68,739               20,455
    Provision for bad debts                        6,000                   --
Changes in assets and liabilities net
  of effects of acquisitions:
    Accounts receivable                         (815,435)            (136,973)
    Inventory                                   (159,821)            (537,784)
    Prepaids and other assets                   (326,136)            (305,166)
    Accounts payable                             885,702              751,405
    Other accrued liabilities                     20,769             (328,803)
                                              ----------           ----------

     Net cash used by operating
      activities                                (394,525)            (692,217)
                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment          (134,795)             (59,231)
    Term loan to USTeleCenters, Inc.          (1,000,000)                  --
    Acquisitions of VistaTel and GroupNet       (149,313)                  --
                                              ----------           ----------

      Net cash used by investing
       activities                             (1,284,108)             (59,231)
                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment on capital lease
     obligations                                 (19,103)             (16,841)
    Repayment of long-term debt                       --             (331,466)
    Issuance of common stock                          --                1,625
    Additional costs for initial public
     offering of common stock                         --              (43,430)
    Common stock subscribed for private
     placement offering, net                   1,390,102                   --
                                              ----------           ----------

     Net cash provided (used) by
      financing activities                     1,370,999             (390,112)
                                              ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (307,634)          (1,141,560)

CASH AND CASH EQUIVALENTS, beginning
 of period                                     1,463,199            4,987,939
                                              ----------           ----------

CASH AND CASH EQUIVALENTS, end of
 period                                       $1,155,565           $3,846,379
                                              ----------           ----------

SUPPLEMENTAL DISCLOSURES:
    Operating activities reflect:
         Interest paid                        $    9,446           $    8,799
                                              ----------           ----------
         Income taxes paid                    $      600           $  255,300
                                              ----------           ----------


                See accompanying notes to financial statements

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL
----------------

     View Tech, Inc. markets and installs video communications systems and provides continuing services related to installed systems.

     The information for the three months ended September 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

NOTE 2 - NET INCOME PER SHARE
-----------------------------

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock options and common stock purchase warrants when dilutive.

NOTE 3 - LINE OF CREDIT
-----------------------

     The Company maintains a $500,000 credit facility (the "Note") to meet its working capital needs, if required. Although the Note expired on November 1, 1996, the Company is presently working with the bank to renew the Note at a greater amount through November 1, 1997. The Note provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at September 30, 1996, although the Company has as of September 30, 1996, five outstanding standby letters of credits aggregating $274,000 of which four were issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture and one was issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit, the balance available under the Note has been reduced to $226,000.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS
--------------------

     The Company executed a new office lease agreement on October 11, 1996 for approximately 5,946 square feet to house its Atlanta operations. The lease provides for monthly rental payments of $10,653, plus its portion of building operating expenses. The lease will commence on December 1, 1996 for a term of three years. The office space previously occupied by the Company will be sub-let.

NOTE 5 - ACQUISITIONS
---------------------

VISTATEL INTERNATIONAL, INC.
----------------------------

     Effective July 1, 1996, the Company acquired the net assets of VistaTel International, Inc., ("VistaTel") a private company, based in Boca Raton, Florida, which was a supplier of video conferencing products and services within the State of Florida and was one of PictureTel's national re-sellers. The acquisition was accounted for using the purchase method of accounting and accordingly, acquisition costs have been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the sole shareholders of VistaTel. The excess of the acquisition costs over the net assets acquired of $354,919 is accounted for as goodwill and is being amortized over 15 years. The fair value of the assets acquired, excluding goodwill, and the liabilities assumed was $322,846 and $284,227, respectively.

GROUPNET, INC.
--------------

     Pursuant to a merger agreement dated August 30, 1996, View Tech acquired GroupNet, Inc. ("GroupNet") for cash and View Tech common stock valued at $1.380 million. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share and $330,000 in cash, of which, $110,000 was paid on August 30, 1996 in connection with the execution of the agreement, and $220,000 is payable in equal installments of $110,000 due on November 15, 1996 and January 15, 1997, respectively. The acquisition was accounted for using the purchase method of accounting and accordingly, acquisition costs have been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess of acquisition costs over the net assets acquired of $1.310 million is accounted for as goodwill and is being amortized over 15 years. The fair value of the assets acquired, excluding goodwill, and the liabilities assumed was $380,036 and $289,667, respectively. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel dealer in the northeastern United States. GroupNet merged into View Tech, which will continue to operate GroupNet's Boston and New York offices.

     Following is summarized pro forma operating results assuming that the Company had acquired GroupNet on July 1, 1995.

                                       Three Months Ended September 30,
                                       --------------------------------
                                           1996                1995
                                       ------------        ------------
Revenues                               $ 5,587,711         $ 1,867,604
Loss before income taxes                  (173,031)           (224,008)
Net loss                                  (104,734)           (142,181)
Net loss per share                            (.03)               (.05)
Weighted average shares outstanding      3,109,248           3,008,750

     The summarized pro forma operating results include the historical operating results for GroupNet for the two months ended August 30, 1996 and the three months ended September 30, 1995. GroupNet was an S Corporation prior to its acquisition by the Company, as such, GroupNet was not generally subject to federal income taxes. Therefore, the pro forma operating results for GroupNet include a pro forma tax provision at an effective rate of 40%. The summarized pro forma information may not be indicative of the results of operations that would have occurred if the acquisition had been concluded on July 1, 1996 or 1995 or which may be achieved in the future.

USTELECENTERS, INC.
-------------------

     On September 5, 1996, View Tech announced that it entered into a definitive agreement of merger with USTeleCenters, Inc. ("USTeleCenters"), who is an authorized sales agent for several of the regional bell operating companies.
The merger is valued at $18.500 million and is subject to the approval by View Tech's and USTeleCenters' shareholders as well as satisfactory completion of due diligence and certain conditions precedent. USTeleCenters currently owes its primary lender (and such lender's affiliate) approximately $2.500 million which is to be paid in full or appropriately refinanced at the close of such merger. The transaction will be accounted for as a pooling of interests in which USTeleCenters' shareholders will exchange all of their outstanding USTeleCenters shares and options for View Tech common stock and options, respectively. The transaction is expected to be completed on

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ACQUISITIONS (CONT.)
-----------------------------

or about November 30, 1996. It is anticipated that USTeleCenters' shareholders and optionholders (upon exercise of their options) will receive up to 2.500 million shares of View Tech common stock.

     During July and August 1996, the Company advanced an aggregate of $1.000 million to USTeleCenters for working capital purposes and in order for USTeleCenters to repay certain bank debt due on September 1, 1996. The $1.000 million advanced is evidenced by a note which is subordinated to USTeleCenters' debt obligations to its primary lender (and such lender's affiliates). The promissory note evidencing USTeleCenters' indebtedness provides for interest at 10%, payable quarterly commencing on September 30, 1996. The principal and accrued interest are due on June 15, 1997.

     The Company is currently seeking bank financing, private debt and/or equity financing for purposes of meeting anticipated cash needs related to the merger with USTeleCenters. The Company is required to either refinance or repay certain debt and lease obligations aggregating approximately $2.500 million payable to USTeleCenters' primary lender (and such lender's affiliate) and is required to pay certain merger costs of approximately $1.800 million, primarily consisting of advisory fees and legal and accounting costs. In addition, the Company will require additional working capital to efficiently operate the combined companies during the months following the business combination.

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

PRIVATE PLACEMENT
-----------------

     At September 30, 1996, the Company had received common stock subscriptions for equity capital of approximately $1.500 million through the private placement of 300,281 shares of common stock. The private placement was terminated on October 31, 1996 with the Company realizing net proceeds of approximately $1.390 million. The Company is using the net proceeds for general working capital purposes and to replenish its cash loaned to USTeleCenters in connection with the proposed merger.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained in this Form 10-QSB that are not related to historical results, including, without limitation, statements regarding View Tech's business strategy and objectives, future financial position, and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties. Although View Tech believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this cautionary statement.

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

     Upon completion of its initial public offering of common stock in June 1995, the Company began utilizing the funds raised in the offering, in part, to finance its growth in existing markets and to expand its operations into new geographical regions. Since September 1995, the Company has expanded its sales and service operations to 23 states and has opened five new offices either through expansion or acquisition, of which two offices are full service offices staffed with sales, technical and administrative personnel and three are sales offices. In addition, the Company's headcount increased from 32 to 64 employees at September 30, 1995 and 1996, respectively.

     The Company's 218% increase in revenues for the quarter ended September 30, 1996 compared to fiscal 1995 was primarily related to increased marketing efforts, including expansion of the sales force to 21 representatives compared to 12 people at September 30, 1995 and the opening of three regional and two sales offices since September 30, 1995. In addition, overall operating costs and expenses have increased 106% from $831,489 in 1995 to $1.715 million in 1996. Loss from operations improved from a loss of $302,174 for 1995 to a loss of $136,499 in 1996. Such operating losses relate primarily to the Company's rapid expansion activities whereby expenses have been incurred in advance of revenues, particularly, in the new expanded territories.

     The Company intends to continue its expansion activities in fiscal 1997. Since June 30, 1996, the Company has opened offices in Phoenix, Arizona and Salt Lake City, Utah. In addition, the Company has expanded its operations into the State of Florida and into the northeastern United States in connection with its acquisitions of VistaTel International, Inc. and GroupNet, Inc., respectively. The Company also has signed a definitive agreement to merge with USTeleCenters, Inc., which is headquartered in Boston, Massachusetts. Although management anticipates that the revenues generated by its existing offices, as well as offices acquired through acquisition or expansion, will exceed such operating costs for the year ending June 30, 1997, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's operating income will be adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                                      Three Months Ended
                                                         September 30,
                                                      1996           1995
                                                     ------         ------

Revenues..........................................   100.0%         100.0%
Cost of revenues..................................    70.6           68.7
                                                     -----          -----
Gross profit......................................    29.4           31.3
                                                     -----          -----
Operating expenses:
  Selling expenses................................    12.3           14.5
  General and administrative expenses.............    19.6           34.7
                                                     -----          -----
Total operating expenses..........................    31.9           49.2
                                                     -----          -----
Loss from operations..............................    (2.5)         (17.9)
Other income (expense)............................     0.2            3.3
                                                     -----          -----
Loss before income taxes..........................    (2.3)         (14.6)
Provision for income taxes........................     0.9            5.4
                                                     -----          -----
Net loss..........................................    (1.4)%         (9.2)%
                                                     -----          -----

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Revenues for 1996 increased $3.675 million or 217.5% to $5.365 million from $1.690 million in 1995. The increase in revenues was primarily related to increased marketing efforts, relating to the Company's nationwide expansion including increasing its sales force to 21 representatives compared to 12 at September 30, 1995, an increase in installation and maintenance revenues of $410,644, and an increase of $78,712 in bridging revenues. The Company launched its bridging services in the third quarter of 1996.

     Gross profit for 1996 increased $1.049 million or 198.3% to $1.579 million from $529,315 in 1995. Gross profits as a percentage of revenues, or gross margin, decreased to 29.4% in 1996 from 31.3% in 1995. The decrease in gross margin is directly related to increases in salaries and related expenses of $231,598 for technical services personnel for 1996. The technical services staff increased from 10 at September 30, 1995 to 24 at September 30, 1996. Service revenues, as a percentage of total revenues, decreased from 20% in 1995 to 16% in 1996. However, the costs of the technical services group, as a result of the Company's expansion program, increased at a greater rate than service revenues, contibuted to a lower gross margin in 1996 compared to 1995.

     Selling expenses increased $415,434 or 169.2% to $660,931 in 1996 from $245,496 in 1995. Selling expenses as a percentage of revenues decreased to 12.3% in 1996 from 14.5% in 1995. The dollar increase in selling expenses is primarily due to the increase in the number of sales personnel from 12 at September 30, 1995 to 21 at September 30, 1996, resulting in increased salary and commission expenses associated with higher levels of sales. Selling expenses decreased as a percentage of revenues because the rate of increase in such expenses was less than the rate of increase in revenues.

     General and administrative expenses increased $468,298 or 79.9% to $1.054 million in 1996 from $585,993 in 1995. General and administrative expenses as a percentage of total revenues decreased to 19.6% for 1996 compared to 34.7% for 1995. The dollar increase in general and administrative expenses was primarily attributable to increases in administrative salaries and related costs of $158,988, telephone and electronic communication costs of $127,526, depreciation and amortization of $48,284, office rents of $44,931, and an overall increase in other general office expenses, primarily related to the Company's expansion program. These expenses decreased as a percentage of revenues because the rate of increase in such expenses was less than the rate of increase in revenues.

     Loss from operations decreased $165,675 to a loss of $ 136,499 in 1996 compared to a loss of $302,174 in 1995. Loss from operations as a percentage
of revenues decreased to (2.5)% for 1996 compared to (17.9)% for 1995.   The
overall improvement in operating results for 1996 compared to 1995 is primarily attributable to the Company's increased revenues.

     Other income decreased $42,096 to $14,120 in 1996 from $56,216 in 1995. The decrease was primarily due to a decrease in interest income of $35,247 related to the decrease in cash available for investments in short term securities during 1996.

     Provision for income taxes decreased $42,571 to a tax benefit of $48,036 in 1996 from a tax benefit of $90,607 for 1995. The decrease in income tax benefit relates to the decrease of $123,579 in the pre-tax loss for 1996. The Company expects to fully realize the $48,036 tax benefit in future periods.

     The Company's net loss decreased $81,008 to a loss of $74,343 in 1996 from a loss of $155,351 for 1995. Net income as a percentage of revenues decreased to a loss of (1.4)% for 1996 compared to a loss of (9.2)% for 1995. Net income per share decreased to a loss of $(0.03) for 1996 compared to a loss of $(0.05) for 1995. The weighted average number of shares outstanding increased to 2,959,248 in 1996 from 2,858,750 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and expansion activities during the past year primarily with the proceeds from its initial public offering in June 1995 and vendor credit arrangements.

     Net cash used for operating activities in 1996 was $394,525. The primary uses of cash in 1996 were increases in accounts receivable, inventories, and prepaids and other assets of $815,435, $159,821, and $326,136, respectively. The uses of cash reflect the Company's higher sales volume and funds used to expand the Company's operations for the quarter ended September 30, 1996. Sources of cash from operating activities were related to an increase in accounts payable of $885,702.

     Net cash used for investing activities in 1996 was $1,284,108, relating to the purchase of office furniture and computer equipment for $134,795, a short-term working capital loan of $1.000 million to USTeleCenters, and payment of acquisition costs of $149,313 in connection with the acquisitions of VistaTel
and GroupNet   The Company presently anticipates that its capital expenditures for fiscal 1997 range from $400,000 to $500,000, for office furniture and equipment.

     Net cash provided by financing activities in 1996 was $1,370,999, primarily representing the net proceeds of $1.390 million, offset by repayments on capital lease obligations of $19,103, in connection with the private placement of common stock. At September 30, 1996, the Company had received common stock subscriptions for equity capital of approximately $1.500 million through the private placement of 300,281 shares of common stock. The private placement was terminated on October 31, 1996 with the Company realizing net proceeds of approximately $1.390 million. The Company is using the net proceeds for general working capital purposes and to replenish its cash loaned to USTeleCenters in connection with the proposed merger.

     The Company maintains a $500,000 credit facility (the "Note") to meet its working capital needs, if required. Although the Note expired on November 1, 1996, the Company is presently working with the bank to renew the Note at a greater amount through November 1, 1997. The Note provides for interest at the prime rate plus one and one-half percent per year. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at September 30, 1996, although the Company has as of September 30, 1996, five outstanding standby letters of credits aggregating $274,000 of which four were issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture and one was issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit, the balance available under the Note has been reduced to $226,000.

     The Company's primary supplier, PictureTel, provides the Company with a purchasing line of credit and requires the Company to maintain a letter of credit for $250,000 in favor of PictureTel in connection with this arrangement. The $250,000 letter of credit is collateralized by cash deposits of $150,000 and the assets of the Company.

     During July and August 1996, the Company advanced an aggregate of $1.000 million to USTeleCenters for working capital purposes and in order for USTeleCenters to repay certain bank debt due on September 1, 1996. The $1.000 million advanced is evidenced by a note which is subordinated to USTeleCenters' debt obligations to its primary lender (and such lender's affiliate). The promissory note evidencing USTeleCenters' indebtedness provides for interest at 10%, payable quarterly commencing on September 30, 1996. The principal and accrued interest are due on June 15, 1997.

     The Company is currently seeking bank financing, private debt and /or equity financing for purposes of meeting anticipated cash needs related to the merger with USTeleCenters. The Company is required to either refinance or repay certain debt and lease obligations aggregating approximately $2.500 million payable to USTeleCenters' primary lender (and such lender's affiliate) and is required to pay certain merger costs of approximately $1.800 million, primarily consisting of advisory fees and legal and accounting costs. In addition, the Company will require additional working capital to efficiently operate the combined companies during the months following the business combination.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits - None

          (b)     Reports on Form 8-K

                  Report on Form 8-K, filed September 24, 1996, concerning the completion of the acquisition of GroupNet, Inc., on September 24, 1996.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIEW TECH, INC.



Date:  November 13, 1996                By:    \s\ William M. McKay
                                            ---------------------------------
                                            William M. McKay
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)