Form 10KT405
period 1996-12-31
VIEW TECH INC
filed 1997-03-31
CIK 746210

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[_] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED
                                           -------------------

                                      OR


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO DECEMBER 31, 1996

                       COMMISSION FILE NUMBER:  0-25940

                                VIEW TECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    77-0312442
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

          950 FLYNN ROAD
          CAMARILLO, CA                                     93012
(Address of Principal Executive Offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 482-8277

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                           NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS           WHICH REGISTERED
                 -------------------       ------------------------

            Common Stock, $.0001 Par Value      NASDAQ National Market
            Common Stock Purchase Warrants      NASDAQ National Market

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on March 21, 1997 was $16,682,326.

     The number of shares of the Registrant's Common Stock outstanding, as of March 21, 1997 was 6,381,744.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's definitive Proxy Statement for the transition period ended December 31, 1996 are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS
                               -----------------
ITEM                                                                                      PAGE
----                                                                                      ----
                                    PART I
                                    ------

1.   Business..........................................................................    1

2.   Properties........................................................................   10

3.   Legal Proceedings.................................................................   11

4.   Submission of Matters to a Vote of Security Holders...............................   11

                                    PART II
                                    -------

5.   Market for Registrants' Common Equity and Related
     Stockholder Matters...............................................................   13

6.   Selected Financial Data...........................................................   15

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................................   16

8.   Financial Statements and Supplemental Data........................................   28

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..............................................................   49

                                   PART III
                                   --------

10.  Directors and Executive Officers of the Registrant................................   50

11.  Executive Compensation............................................................   50

12.  Security Ownership of Certain Beneficial Owners and Management....................   50

13.  Certain Relationships and Related Transactions....................................   50

                                    PART IV
                                    -------

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   51


     Signatures........................................................................   52

                                    PART I

ITEM 1.        BUSINESS

GENERAL

  View Tech, Inc., which commenced operations in July 1992, markets and installs video communications systems and provides continuing services related to installed systems. As a result of its merger with USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), which was completed on November 29, 1996, View Tech also designs, sells, manages and supports telecommunications systems solutions for small- and medium-sized businesses throughout the United States. View Tech and USTeleCenters (collectively referred to as "View Tech" or the "Company") have 16 offices nationwide, and have significant market presence and organizational strength in the Northeast and in Southern California. The Company is a leading distributor of video conferencing equipment, is a significant telecommunications equipment reseller, and is one of the oldest and largest independent sales agents for certain Regional Bell Operating Companies ("RBOCs") and long distance carriers.

  The Company is headquartered in Camarillo, California. Its executive offices are located at 950 Flynn Road, Camarillo, California 93012. Its telephone number at that address is 805/482-8277. View Tech's e-mail address is tom@viewtech.com.

  View Tech's video conferencing group focuses on the sales, installation and service of video communications systems. These systems, utilizing advanced technology, enable users at separate locations to engage in face-to-face discussions with the relative affordability and convenience of using a telephone. In addition to the use of video conferences as a corporate communications tool, use of video communications systems is expanding into numerous additional applications, including (i) teachers providing lectures to students at multiple locations, (ii) judges conducting criminal arraignment proceedings while the accused remains incarcerated, (iii) physicians engaging in consultations utilizing x-rays and other pictographic material, (iv) coordination of emergency services by public utilities, (v) businesses conducting multi-location staff training programs, and (vi) engineers at separate design facilities coordinating the joint development of products.

  As a result of the merger with USTeleCenters, the Company develops and manages sales and customer service programs on an outsourced basis for (i) certain RBOCs, (ii) other telecommunications service providers, and (iii) equipment manufacturers under agency and value-added reseller ("VAR") agreements. In New England and New York, USTeleCenters also provides telecommunications systems integration and on-going account management consulting for middle market customers. On behalf of its RBOC clients, USTeleCenters sells high speed data services, Internet access, Centrex network services, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services such as remote-call-forwarding. As a value-added equipment reseller, USTeleCenters sells, installs and maintains data transmission products, video conferencing equipment and telephone systems.

THE MERGER

  On November 29, 1996, View Tech completed the acquisition of USTeleCenters, by means of a merger of USTeleCenters with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of View Tech ("VTAI") (the "Merger"). The Merger was effected pursuant to a

Merger Agreement by and among the Company, VTAI and USTeleCenters, dated September 5, 1996, as amended on October 31, 1996. In exchange for all of the outstanding shares of USTeleCenters common stock, $0.01 par value, the USTeleCenters shareholders received 2,240,976 shares of View Tech common stock (excluding options convertible into 184,003 shares of View Tech common stock).

  Following the Merger, VTAI changed its name to "USTeleCenters, Inc." ("UST") and continued to operate the former businesses of USTeleCenters. Concurrent with the Merger, which was approved at View Tech's annual meeting of stockholders on November 26, 1996, View Tech reincorporated in Delaware from California, changed the par value of its common stock and its preferred stock to $0.0001 from $0.01, amended its bylaws to provide for a staggered board of directors, and increased its authorized number of shares of common stock to 20,000,000 shares from the original 10,000,000 shares.

  UST is located in Boston, Massachusetts. Its main offices are located at 745 Atlantic Avenue, Boston, Massachusetts 02111-2747. Its telephone number at that address is 617/439-9911. UST's e-mail address is agentile@ustele.com.

THE VIDEOCONFERENCING INDUSTRY

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

  As of March 21, 1997, there were three U.S. manufacturers of the equipment representing the core technology of conference room or "roll-about" video communications systems: PictureTel; Compression Labs, Incorporated ("CLI"); and VTEL Corporation ("VTEL"). As of the date of this filing, VTEL and CLI had agreed to merge, with VTEL being the surviving corporation. This equipment, together with required peripheral equipment manufactured by others, is marketed directly by these three manufacturers, by telecommunications companies such as AT&T and SPRINT and by independent distributors such as View Tech. PictureTel, View Tech's video equipment supplier, has shown consistent growth in revenues over the past several years. PictureTel reported revenues of $482,500,000 for the year ended December 31, 1996, up from $346,800,000 and $255,200,000 for the years ended December 31, 1995 and 1994, respectively.

THE TELECOMMUNICATIONS INDUSTRY

  Since the break-up of AT&T in 1984, the telecommunications industry has experienced dramatic change and has become increasingly competitive. An increased rate of technological development, combined with a substantial relaxation of regulatory restraints, has created an intensely competitive environment. Technology-based equipment manufacturers compete for quality distribution channels, while long-distance and local network service providers are positioning to participate in each other's market segments and to reduce the cost of customer acquisition.

  On February 8, 1996, the Telecommunications Act was enacted into law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--Government Regulation: Uncertainty Relating to the Telecommunications Act of 1996." This comprehensive federal legislation will affect many sectors of the telecommunications industry. Included in the new statute are provisions relating to, subject to certain limitations, the opening up of local telephone markets to competition and the elimination of restrictions on certain local carriers' entry into the long distance telecommunications market. Furthermore, in October 1996, the United States Court of Appeals for the Eighth Circuit granted a stay of implementation of the Telecommunications Act in response to lawsuits filed by local telephone companies and state officials claiming that the new federal rules are arbitrary and usurp states' rights.

  In this environment, management believes that the acquisition and retention of end-user customers is critical to revenue growth and profitability. The Company has developed as a high quality single-point-of-contact marketer of specialized communications equipment and telecommunications network services. The Company is a representative of a variety of client suppliers, and as such, believes that it is perceived by end-user customers to be a convenient and knowledgeable resource and provider of telecommunications solutions.

EQUIPMENT PRODUCTS

 Video

  The Company offers three types of video communications systems: integrated roll-about systems, custom-built conference rooms and desktop computer systems. Roll-about systems may be moved conveniently from office to office and placed into operation quickly, while custom-built video conference rooms are permanent installations typically designed for specific applications. Desktop computer systems involve multi-purpose personal computers with video communications capabilities, and are generally used for one-on-one personal communications, or when one person is presenting information to a group.

  Apart from peripheral components manufactured by others, the Company exclusively sells systems manufactured by PictureTel. PictureTel is the largest manufacturer of video communications equipment (in terms of revenues), and the Company was PictureTel's US Dealer of the Year for 1996, and has been recognized by PictureTel as such for the last three consecutive years. The Company is one of five PictureTel "elite dealers" worldwide that carry the entire PictureTel line of products. Management believes that PictureTel's equipment provides its customers with superior quality audio and video communications capabilities at a reasonable price, and that user interface with PictureTel equipment is more intuitive, thereby requiring less training, than that of the equipment produced by its competitors.

  The prices of the complete systems sold by the Company range from $1,500 for a video communications enhancement kit for a desktop computer, to $60,000 for a roll-about system for a single location, to as much as $200,000 for a custom-built conference room installation. Roll-about and custom-built systems generally contain a minimum of a video camera, monitor and codec to capture the image, display the image and to encode and decode the transmission over digital phone lines, respectively. Most installations have several additional peripherals including some of the following components; an inverse multiplexer, a multi-point control unit, a document camera, a keypad, a speakerphone, a videocassette recorder and/or an annotations slate and white board.

  The foregoing components are purchased by View Tech from PictureTel, except for the inverse multiplexers, which it purchases from either of two manufacturers, Madge Networks Inc. or Ascend Communications, Inc., and for the monitors, document cameras, videoscan converters, videocassette recorders and white boards, which it acquires from various sources, depending upon price and quality.

  Although View Tech's desktop-computer systems involve different components, the desktop system has many of the capabilities of the conference-room and roll-about systems. View Tech's desktop video communications equipment is also manufactured by PictureTel.

Voice and Data

  The Company sells telecommunications equipment for voice and data transmission from such manufacturers as Ascend (data transmission products) and Northern Telecom (telephone systems).

  Voice. The Company markets a variety of telephone and other voice equipment products designed specifically for small- to medium-sized business customers. Northern Telecom key systems, Tone Commander consoles, are sold by the Company under reseller agreements, and are installed and serviced by the Company for business customers throughout the Northeast. Such equipment also may be sold in conjunction with the provision of local and long-distance network services. This voice equipment, voice network services combination is an important ingredient in establishing the Company as a single-point-of-contact provider.

  Data. The Company sells to business customers products specifically designed to transmit data through the established local and long-distance telephone services infrastructure. Products from companies such as Adtran, Madge Networks and Ascend allow business customers to remote access into local area networks, acquire bandwidth on demand and digitally transmit data. Products such as these are sold in combination with local and/or long-distance network services provided by the RBOCs, SPRINT and AT&T.

  The Company intends to continue providing its customers with additional product selections in the future to the extent they compliment and enhance such customers' communications capabilities. Future plans call for increased product offerings, including desk-top video, wireless communications devices, data products and telephone equipment for small- to medium-sized businesses, as well as tele-commuting and entertainment components for the work-at-home and residential markets. The Company does not currently provide certain of these products and services and there can be no assurances that the Company will be able to provide such products and services in the future as a result of unknown factors, risks and uncertainties including, changing market conditions and delays in product enhancements and new product introductions by the Company's suppliers.

SERVICES

  The Company believes that the quality and depth of its customer services are critical factors in its ability to compete successfully. Because of the technical expertise and experience of its management and employees, the Company is able to offer its customers the convenience of single-vendor sourcing for most aspects of their communications needs and to develop customized systems designed to provide efficient responses to each customer's unique needs.

  The Company provides its customers with a full complement of video communications and telecommunications services to ensure customer satisfaction. Prior to the sale of its systems and services, the Company provides consulting services that include an assessment of customer needs and existing communications equipment, as well as cost-justification and return-on-investment analyses for systems upgrade.

  Once the Company has made recommendations with respect to the most effective method to achieve its customer's objectives and the customer has ordered a system, the Company delivers, installs and tests the communications equipment. When the system is functional, the Company provides training to all levels of its customer's organization, including executives, managers, management-information-systems and data-processing administrators, technical staff and end users. Training includes instruction in system operation, as well as planning and administration meetings. By means of thorough training, the Company helps to ensure that its customers achieve a significant return on their investment in the systems and services provided by the Company.

  The Company provides one-year parts and service warranty contracts to each customer, follow-up maintenance and comprehensive customer support with respect to the communications equipment it provides and the integration thereof. The Company's suppliers, in turn, provide parts-replacement warranties ranging from 90 days for PictureTel equipment to between one and three years for other manufacturers' equipment. Customers can call the Company's toll-free technical support hotline 24 hours a day, 365 days a year. Customers may also obtain answers to questions or follow-up training through video conferencing, telephone, facsimile, e-mail or through the mail. The Company also provides onsite support and maintenance.

  The Company's service personnel maintain regular contact with customers. Prior to the expiration of the one-year warranty contract, the Company offers to perform an engineering study of each customer's equipment, to recommend the installation of replacement parts or equipment if appropriate and to provide an additional one-year warranty contract. The Company also offers training programs for new users, refresher and advanced training programs for experienced users and consulting services related to new equipment that has recently become available and systems expansion and upgrades. Charges for the engineering study, training programs, consulting services and additional one-year warranty contract are generally comparable to the cost of services provided to the customer at the time its video communications equipment is installed. Critical to customer retention is on-going after-sale relationships with customers. Installation, training, maintenance, remote diagnostic, billing inquiry management, network order processing, new product introduction and system enhancements creating multipurpose solutions are a few of the many after-sale services that the Company performs for its customers.

  During 1996, View Tech started providing MCU, or bridge, services to its customers. Since bridges cost between $65,000 and $150,000 per unit, the Company's customers typically elect to utilize such services when more than two locations participate simultaneously in video communication. To date, the revenues attributable to bridging services have not been material.

TELECOMMUNICATIONS SERVICES

  The Company also provides on-going after-sales telecommunications services to its customers. Installation, maintenance, user training and network order-processing are some of the services provided by the Company to its end-user customers.

  The Company sells a wide range of telecommunications services including, high speed data connection, Internet access, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services. In addition, the Company provides Account Management for NYNEX under which it serves as the primary interface between NYNEX and certain of its business customers. Under this program, sales personnel provide a single-point-of-contact and coordination for all of the customer's telecommunications needs. The Company provides systems integration services, processes so-called "moves, adds, and changes" on the telephone network, coordinates repairs, performs network analysis, manages billing issues and provides other customer services.

  In addition, the Company offers its customers telecommunications carrier services, which it purchases from AT&T and Pacific Bell at high-usage discounts and resells at rates that are more favorable than typically could be obtained by View Tech's customers directly from the carrier. The Company intends to pursue opportunities for providing such services to its customers with additional carriers, as such services provide the Company with recurring revenues based upon customer video communications systems use. To date, the revenues attributable to such services have not been material.

STRATEGY

  The Company focuses its marketing efforts on industries and market segments that it believes will achieve significant benefits through utilization of video and telecommunications services and equipment. The Company then acquires a complete understanding of the operations of such industries, identifies the particular communications needs of such industries and integrates or bundles the services and/or equipment which will most effectively meet the needs of any given segment of the market. These services range from the simple bundling of long distance and local service to a small business to a complex installation of video communications equipment and network services to meet the needs of the health care practitioner. The Company believes that this focus on customer needs in particular market segments, together with an emphasis on providing comprehensive, high-quality service to its customers, enables the Company to market its video communications systems and other telecommunications equipment and services more effectively than competitive distribution channels. The Company believes that its broad product offerings, industry focus, wide geographic coverage and high quality service provide it with a unique competitive advantage.

  In addition to expanding its current key alliance partnerships with PictureTel, NYNEX, GTE, Bell Atlantic and its other equipment vendors and service providers, the Company intends to continue broadening it market focus as its customers' needs become more comprehensive, and to expand its activities into additional geographic markets by entering into further strategic alliances with manufacturers and service providers, acquiring companies in the video and telecommunications industries and establishing additional strategically located sales and service facilities. There can be no assurance that the Company will be able to broaden its marketing focus, to expand its activities into additional geographic areas or to acquire companies in the video and telecommunications industries due to, among others, changing market conditions for the Company's products and services and lack of available/suitable financing for acquisitions.

For segment information regarding the Company's products and services, see Footnote 17 of the Notes to Consolidated Financial Statements.

CUSTOMERS

  The Company's customer base is divided into two categories, large institutions with complex application-specific requirements for video communications and small to medium-sized businesses with voice and data transmission requirements. These segments are becoming less distinct as the market develops. The Company currently focuses on these customer segments separately but envisions such segments merging over time.

VIDEO COMMUNICATIONS SYSTEMS CUSTOMERS

  While the Company has installed video communications systems for a diversified customer base, including Southern California Edison, UNOCAL, Loma Linda University, the Commonwealth of Massachusetts and Harvard University, it has attempted to focus its marketing efforts on specific industries. Among the industries in which the Company believes it has acquired substantial expertise are health care and distance-education. During 1996, the Company organized its Telemedicine Group to focus directly on the health care industry. The health care market includes HMOs, hospitals, insurers and other health care providers, whose personnel utilize video communications systems to interview patients, transfer medical records (including x-rays and other pictographic material) and to confer on a variety of professional and administrative matters. The Company has provided systems to customers in the health care industry including Allergan, Blue Cross of California, Catholic Healthcare West, Friendly Hills Hospital Group, and PacifiCare. The Company generally maintains a small inventory of equipment and spare parts, but orders most of its equipment on a project-by-project basis based upon firm orders by, and for delivery to, its customers. Substantially all of the video communications systems sold to the customers named above were integrated roll-about systems. To date, the Company has not experienced difficulty associated with the timely delivery of equipment by its manufacturers.

TELECOMMUNICATIONS CLIENTS AND CUSTOMERS

  The Company, through UST, markets telecommunication equipment and services for various strategic partners or clients. The equipment sales are performed under various reseller agreements and the customer is invoiced by UST. The telecommunication services are sold to the Company's customers under sales agency agreements, pursuant to which the customer is invoiced by the client for the services over the term of the agreement and the Company is paid a commission by the client. The Company's telecommunication clients include several RBOCs, including NYNEX, Bell Atlantic and Southwestern Bell; other telecommunication service providers, such as GTE and SPRINT; and equipment manufacturers, including Northern Telecom, Ascend and Madge Networks. The Company typically has renewable annual agreements with its telecommunication service clients, under which it receives commissions based on sales and in some cases, such as the Account Management Program with NYNEX and long distance services from SPRINT, the Company receives a recurring fee based on customer usage of the services sold. With respect to equipment sales, the Company purchases the equipment at its dealer discount and resells the products to its customers at the list price or other negotiated price.

  The Company focuses on small to medium-sized business customers which the major telecommunications providers cannot cost effectively service. The Company's clients (i.e., the RBOCs and the telecommunications service providers) have retained the Company's services to sell products to and in some cases to manage the relationship with these customers. These customers are comprised of medium-sized businesses which are served by a direct face-to-face sales force based in the Company's Boston and New York offices, and small businesses which are served by the Company's telephone-based sales force in Boston and Cape Cod. The Company sells a range of products and services to these customers in order to meet their voice, data and video communication needs. The Company has developed sophisticated sales programs to allow the telephone-based sales group to sell complex products historically only sold by a direct sales force.

  No single customer accounted for more than 10% of the Company's revenues for the six months ended December 31, 1996.

SALES AND MARKETING

VIDEOCONFERENCING SALES

  View Tech has a number of programs in place for promoting its video conferencing products and services. Representatives of View Tech regularly attend video communications and advanced technology trade shows. View Tech hosts seminars and provides potential customers with the opportunity to learn more about View Tech's products and services using video communications demonstration facilities located in each of View Tech's offices. View Tech also places advertisements aimed at selected markets in industry trade publications and utilizes limited and selective direct mail advertising.

  In addition, View Tech has periodically employed the services of telemarketing firms to provide it with information regarding organizations that may be interested in purchasing video communication products and services. Management has worked closely with such firms to develop approaches that it believes will enable the firms to effectively identify individuals within organizations who are likely to be interested in learning of the advantages of video communications. PictureTel and other suppliers also provide the Company with sales leads.

  View Tech also maintains relationships with previous customers and attempts to provide for their continuing hardware and service needs, including continuing engineering, training and warranty services. See "--Services."

TELECOMMUNICATIONS SALES

  The Company utilizes a number of sales and marketing techniques, including outside sales (or face-to-face) and inside sales (or telephones sales).

  Outside Sales. The Company's outside sales activities are generally focused on medium-sized businesses in New England and New York where the Company maintains offices. Face-to-face sales are especially effective in selling more expensive and technologically advanced services and equipment such as NYNEX's Centrex network services and PictureTel's videoconferencing products. On-going account management stimulates repeat business while protecting market share and generating recurring revenue from certain clients such as NYNEX.

  Inside Sales. The Company's inside sales group sells a broad range of services over the telephone. In addition, the inside sales and service departments generate leads, and in some instances, provide back-up support to outside sales associates. The advantages of telemarketing include high response rates, low transaction costs, direct interaction with customers and on-line access to detailed customer or product information. The Company's telemarketing clients include Bell Atlantic, GTE, Southwestern Bell, SPRINT and other telecommunications carriers.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL AND NYNEX

  For the six months ended December 31, 1996, approximately 31% and 13%, of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and network products and services provided by NYNEX, respectively. Termination of or change of the Company's business relationships with PictureTel or NYNEX, disruption in supply, failure of PictureTel or NYNEX to remain competitive in product quality, function or price or a determination by PictureTel or NYNEX to reduce reliance on independent providers such as the Company could have a material adverse effect on the Company's business, financial condition and results of operation. The Company is a party to agreements with PictureTel and NYNEX that authorize the Company to serve as a non-exclusive dealer in certain geographic territories. The NYNEX and PictureTel agreements expire on December 31, 1998 and August 1, 2000, respectively. The NYNEX and PictureTel agreements can be terminated without cause upon 12 months and 60 days' written notice by the suppliers, respectively. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

  The video communications industry is highly competitive. View Tech competes with manufacturers of video communications equipment which include PictureTel, VTEL and CLI, and their networks of dealers and distributors, telecommunications carriers and large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have recently entered the video communications market include, Apple Computers, Inc., AT&T, MCI, Sprint, some of the RBOCs, IBM, Intel Corporation, Nippon Electric Corporation, Microsoft, Inc., Mitsubishi Ltd., Fujitsu Ltd., Sony Corporation, Matsushita/Panasonic, Hitachi and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than the Company, will enter the video communications market.

  A specific manufacturer's network of dealers and distributors typically involves discreet territories that are defined geographically, in terms of vertical market, or by application (e.g., project management or government procurement). The current agreement with PictureTel authorizes the Company to distribute PictureTel products in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Massachusetts, Mississippi, Montana, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Tennessee, Texas, Utah, Vermont and Wyoming. Because the agreement is non-exclusive, however, the Company is subject to competition within these territories by other PictureTel dealers, whose customers elsewhere may have branch facilities in these territories, and by PictureTel itself, which directly markets its products to certain large national corporate accounts. The agreement expires on August 1, 2000 and can be terminated without cause upon 60 days' written notice by PictureTel. There can be no assurance that the agreement will not be terminated, or that it will be renewed by PictureTel, which has no other affiliation with the Company and is a competitor of the Company. While there are suppliers of video communications equipment other than PictureTel, termination of the Company's relationship with PictureTel would have a material adverse effect on the Company.

  The Company believes that customer purchase decisions are influenced by several factors, including cost of equipment and services, video communication system features, connectivity and compatibility, a system's capacity for expansion and upgrade, ease of use and services provided by a vendor. Management believes that its comprehensive knowledge of the operations of the industries it has targeted, the quality of the equipment that the Company sells, the quality and depth of its services, its nationwide presence and ability to provide its customers with all of the equipment and services necessary to ensure the successful implementation and utilization of its video communications system enable the Company to compete successfully in the industry.

  The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as NYNEX, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T, MCI and SPRINT, other long distance companies, by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

  At March 21, 1997, the Company had 294 full-time employees and a network of consultants who are available on an as-needed basis to provide technical and marketing support. The Company has 151 full-time employees engaged in marketing and sales, 70 in technical services and 73 in finance, administration and operations. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

  View Tech leases office facilities in Camarillo, Irvine and San Diego, California; Atlanta, Georgia; Dallas, Texas; Englewood, Colorado; Nashville, Tennessee; Boca Raton, Florida; Salt Lake City, Utah; and Phoenix, Arizona. These locations are currently principally engaged in video conferencing sales and services. Its executive offices are located in Camarillo, California and consist of a total of approximately 6,700 square feet. View Tech's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 22,300. View Tech is currently negotiating for additional space for its headquarters offices in Camarillo, California. The Company recently executed a new lease to house its operations in Irvine, California; however, the Company subsequently determined that its existing facilities were adequate and is negotiating with the lessor to terminate the lease. View Tech's wholly-owned subsidiary, UST, leases office facilities in Boston and Cape Cod, Massachusetts and New York, New York. Such locations are principally engaged in the sale and service of telephony products and services. UST has recently executed a new lease in New York City which will house administration, sales and technical personnel. The new facility consists of approximately 9,000 square feet of space and is presently being prepared for move-in during April/May 1997. UST's executive offices are located in Boston and consist of a total of approximately 14,000 square feet. UST's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 20,000 square feet. The leases on the Company's facilities expire at various dates through 2001. The Company believes that the facilities it presently leases, combined with those presently under negotiations, will be adequate for the foreseeable future and that additional suitable space, if required, can be located and leased on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings. It is anticipated that from time to time it will be subject to claims that arise in the ordinary course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1996 Annual Meeting of Stockholders, held on November 26, 1996, the Stockholders approved several proposals as follows:

(1) Proposal to approve and adopt the Agreement and Plan of Merger, dated as of September 5, 1996, as amended on October 31, 1996, by and among View Tech, View
     Tech Acquisition, Inc., ("VTAI") a Delaware corporation and a wholly-owned subsidiary of View Tech, and USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), pursuant to which, among other things: (a) USTeleCenters was merged with and into VTAI (the "Merger"), (b) each share of USTeleCenters common stock was converted into the right to receive
     0.24534 of a share of View Tech common stock; and (c) View Tech assumed the USTeleCenters stock option plan and all outstanding stock options of USTeleCenters as of the effective time of the Merger would be converted into the right to acquire 0.24534 of a share of View Tech common stock for each share of USTeleCenters common stock underlying the USTeleCenters options and (d) the Merger.


          For                              1,851,478
          Against                             18,770
          Abstain                              9,390
          Broker Non-Votes                 1,111,876
                                           ---------
          Total                            2,991,514
                                           =========

(2) Proposal to change View Tech's state of incorporation from California to Delaware, which also had the effect, among others, of (a) increasing the number of shares of common stock authorized for issuance from 10,000,000 to 20,000,000 and changing the par value of View Tech's common stock and preferred stock from $0.01 to $0.0001 per share and (b) classifying the Board of Directors of View Tech into three different classes.


          For                   1,858,139
          Against                  11,380
          Abstain                  10,119
          Broker Non-Votes      1,111,876
                                ---------
          Total                 2,991,514
                                =========



(3) Proposal to elect six directors to serve until their successors are elected and to provide for three classes of directors as follows: (a) Messrs. Calvin M. Carrera and Robert F. Leduc to serve a term of one year, (b) Messrs. John W. Hammon and David F. Millet to serve a term of two years; and (c) Messrs. Robert
G. Hatfield and Franklin A. Reece, III to serve a term of three years.


          Name                 For      Withheld
          ----                 ---      --------
Calvin M. Carrera           2,977,464     14,050
John W. Hammon              2,977,464     14,050
Robert G. Hatfield          2,977,464     14,050
Robert F. Leduc             2,976,464     15,050
David F. Millet             2,976,464     15,050
Franklin A. Reece, III      2,976,464     15,050

(4) Proposal to ratify the selection of Carpenter Kuhen and Sprayberry as the independent accountants of View Tech for the fiscal year ending June 30, 1997:


          For          2,965,995
          Against          7,220
          Abstain         18,299
                       ---------
          Total        2,991,514
                       =========

(5) Proposal to approve and adopt the View Tech, Inc. 1997 Stock Option Plan, pursuant to which options for a total of 300,000 shares of View Tech common stock may be granted to View Tech's officers, employees, consultants and directors.


          For                   1,839,137
          Against                  61,204
          Abstain                  16,790
          Broker Non-Votes      1,074,383
                                ---------
          Total                 2,991,514
                                =========

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

     The Company's common stock is traded on the NASDAQ National Market under the symbol "VUTK," and has been so traded since November 18, 1995. Prior to such date, the shares were traded on the NASDAQ SmallCap Market and also the Pacific Stock Exchange under the symbols "VUTK" and "VWK," respectively, since the Company's initial public offering on June 15, 1995. Prior to the offering, there was no public trading market for the Company's equity securities. In addition, warrants to purchase up to 575,000 shares of the Company's common stock are traded on the NASDAQ National Market and prior to November 18, 1995 the warrants traded on the NASDAQ SmallCap Market and the Pacific Stock Exchange under the symbols "VUTKW" and "VWK WS," respectively. The terms of the warrants provide that one warrant plus $5.00 are required to purchase one additional share of the Company's common stock. The warrants are redeemable at the Company's option commencing June 15, 1996 upon 30 days notice to the warrantholders at $0.25 per share if the closing price of the common stock has been at least $8.00 for a period of 30 consecutive trading days ending within 10 days of the date the notice of redemption is mailed. The warrants expire June 15, 1998.

     The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the NASDAQ National Market.


     FISCAL YEAR 1995                         HIGH     LOW
                                              -----   -----
          Fourth Quarter (Since June 16)...   $6.88   $6.50
                                              -----   -----
     FISCAL YEAR 1996
          First Quarter....................    8.88    6.50
          Second Quarter...................    8.75    7.00
          Third Quarter....................    8.00    6.63
          Fourth Quarter...................    8.25    6.25
     FISCAL YEAR 1997
          First Quarter....................    8.13    6.50
          Second Quarter...................    7.25    5.13

     On March 21, 1997, the last reported bids for the Company's common stock and warrants on the NASDAQ National Market were $4.19 and $0.88, respectively. As of March 21, 1997, there were 154 holders of record of the Company's common stock and four holders of record of the Company's warrants.

DIVIDENDS

     The Company has never paid any cash dividends on its common stock. It presently intends to retain earnings and capital for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the common stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions under debt obligations, as well as other factors that the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 10, 1996, the Company issued 52,857 shares of common stock to the owners of VistaTel International, Inc. (''VistaTel'') in connection with the purchase of all of the assets of VistaTel. The securities were issued in reliance of the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the ''Securities Act''), because no public offering was involved and the shares were issued exclusively to the three shareholders of VistaTel.

     On September 24, 1996, the Company issued 150,000 shares of common stock to the sole shareholder of GroupNet, Inc. (''GroupNet'') in connection with the merger of GroupNet with and into the Company. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, because no public offering was involved and the shares were issued exclusively to the sole shareholder of GroupNet.

     On October 31, 1996, 300,281 shares of common stock were issued to 76 investors pursuant to a private placement. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, because no public offering was involved and the securities were issued to no more than 35 non-accredited investors. Kenny Securities Corporation, a registered broker/dealer, assisted in the private placement and in connection therewith received a commission equal to 8% of the gross proceeds ($120,000) and 15,000 common stock purchase warrants, each exercisable until 2001 for one share of common stock at an exercise price of $6.25 per common stock purchase warrant. Each purchaser acquired less than 1% of the Company's total shares of stock outstanding.

     On December 11, 1996, 30,000 shares of common stock were issued to the chairman of Windermere Holdings, Inc. (''WHI'') in connection with WHI's assistance with respect to the Merger of USTeleCenters with and into a wholly-owned subsidiary of the Company. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, because no public offering was involved and the shares were issued exclusively to the chairman of WHI.

     On January 6, 1997, 24,550 shares of common stock were issued to Concord Partners Ltd. (''Concord'') in connection with Concord's assistance with respect to the Merger. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act because no public offering was involved.

TRANSFER AGENT AND REGISTRAR

     U.S. Stock Transfer Corporation of Glendale, California serves as transfer agent and registrar of the Company's common stock and warrants.

ITEM 6.   SELECTED FINANCIAL DATA


                                 SIX MONTHS
                                    ENDED                                 YEAR ENDED JUNE 30,
                                 DECEMBER 31,                          --------------------------
                                    1996                 1996                1995              1994           1993
                                -------------   --------------------   -----------------   ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:/(1) (2)/
Revenues:
 Product and service revenues    $13,330,608            $19,680,386         $10,801,669    $ 8,017,132    $ 6,490,839
 Agency commissions..........      6,547,974             11,313,350          17,696,300     18,114,987     13,180,700
                                 -----------            -----------         -----------    -----------    -----------
                                  19,878,582             30,993,736          28,497,969     26,132,119     19,671,539
                                 -----------            -----------         -----------    -----------    -----------
Costs and Expenses:
 Costs of goods sold.........     10,235,235             14,269,108           7,618,770      5,610,713      4,588,993
 Selling and marketing
  expenses...................      7,045,024             10,670,921          15,565,601     16,283,374     10,492,472
 General and administrative
  expenses...................      2,918,880              5,230,209           4,990,572      5,041,385      3,001,802
 Merger costs................      2,563,573                     --                  --             --             --
                                 -----------            -----------         -----------    -----------    -----------
                                  22,762,712             30,170,238          28,174,943     26,935,472     18,083,267
                                 -----------            -----------         -----------    -----------    -----------

Income (Loss) from Operations     (2,884,130)               823,498             323,026       (803,353)     1,588,272
Other Expense................       (172,892)              (659,258)           (592,853)      (346,323)      (116,407)
Loss on Sublease, including
  shutdown of offices........             --                     --          (1,312,900)      (318,000)      (397,200)
                                 -----------            -----------         -----------    -----------    -----------
Income (Loss) Before Income
 Taxes.......................     (3,057,022)               164,240          (1,582,727)    (1,467,676)     1,074,665
Provision For Income Taxes...         39,804                259,816            (294,083)        43,882        (72,500)
                                 -----------            -----------         -----------    -----------    -----------

Net Income (Loss)............    $(3,017,218)           $   424,056         $(1,876,810)   $(1,423,794)   $ 1,002,165
                                 ===========            ===========         ===========    ===========    ===========

Earnings (Loss) Per Share....         $(0.56)                 $0.07              $(0.50)        $(0.38)         $0.25
                                 ===========            ===========         ===========    ===========    ===========

Weighted Average Shares
  Outstanding................      5,400,785              5,676,304           3,765,467      3,716,974      3,955,936
                                 ===========            ===========         ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET
 DATA/:(1) (2)/
 Total assets................    $18,520,608            $14,841,089         $14,402,807    $ 8,815,859    $ 6,730,073
 Working capital.............        454,016              2,370,967           2,602,168        501,353        257,344
 Long-term liabilities.......        779,920                952,864           1,634,419      4,534,554        899,879
 Stockholders' equity
  (deficit)..................      4,418,725              4,221,533           3,403,065       (977,391)     1,169,557

----------
(1) The financial data presented herein gives a retroactive effect to the merger of View Tech and UST on November 29, 1996, which has been described in notes 1 and accounted for as a 3 to the pooling of interest as consolidated financial statements. View Tech commenced operation effective July 1, 1992, therefore, presentation of financial data prior to 1993 is not applicable.

(2) The financial data for 1994 and 1993 are derived from View Tech's audited financial statements for the years ended June 30, 1994 and 1993 and from UST's audited financial statements for the years ended December 31, 1994 and 1993. See notes to consolidated financial statements included in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Except for historical information contained herein, the statements in this Form 10-K are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred) that are made pursuant to the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its future capital needs; the Company's ability to effectively manage its business in a rapidly changing environment due to rapid internal growth and external growth through acquisitions; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or NYNEX, disruption in supply, failure of PictureTel or NYNEX to remain competitive in product quality, function or price or a determination by PictureTel or NYNEX to reduce reliance on independent providers such as the Company; the introduction of products embodying new technologies and the emergence of new industry that could make the Company's existing products and services obsolete, unmarketable or noncompetitive and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-K.

GENERAL

  View Tech commenced operations in July 1992. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. Prior to August 1995, the Company operated under a sales and service dealer agreement covering most of southern California. Since August 1995, View Tech has from time to time amended its sales and service agreement with its primary video equipment supplier, PictureTel Corporation ("PictureTel"). The agreement, as amended, has a term of five years and has substantially expanded the scope of the Company's business and its existing sales territory whereby View Tech's sales and service dealer agreement now includes a total of 24 states throughout the United States. In connection with its amended sales and service dealer agreement, during the past 18 months, the Company established full-service offices in Atlanta, Georgia, Denver, Colorado, and Dallas, Texas and established sales offices in Nashville, Tennessee, San Jose, California, Salt Lake City, Utah and Phoenix, Arizona.

  In July and August 1996, the Company acquired the net assets of VistaTel International, Inc., a Florida corporation headquartered in Boca Raton, Florida, and GroupNet, Inc., a Massachusetts corporation located in Boston, Massachusetts, respectively, both of which were engaged in the marketing and installation of video communication equipment. In addition, on November 29, 1996, the Company acquired USTeleCenters, Inc., a Massachusetts corporation headquartered in Boston, Massachusetts ("USTeleCenters"), in a merger transaction (the "Merger"), which was accounted for as a pooling-of-interests for financial reporting purposes and pursuant to which USTeleCenters merged into USTeleCenters, Inc., a Delaware corporation ("UST"), a wholly-owned subsidiary of the Company. At the time of the Merger, the Company operated out of 13 offices covering 24 states and employed 75 people. The Merger resulted in the addition of three offices and 225 additional employees.

  The Company markets and installs video communications systems and provides continuing services relating to installed systems. In addition, as a result of the Merger, the Company designs, sells, manages and supports telecommunications systems solutions for small and medium-sized businesses throughout the United States. In addition, the Company develops and manages sales and customer service programs on an outsourced basis for (i) certain Regional Bell Operating Companies ("RBOCs"), (ii) other telecommunications service providers and (iii) equipment manufacturers under agency and value added reseller ("VAR") agreements. In New England and New York, the Company also provides systems integration and on-going account management consulting for middle market customers. On behalf of its RBOC clients, the Company sells high speed data services, Internet access, Centrex network services, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services such as remote-call-forwarding.

  The Company intends to continue its expansion activities in calendar year 1997 through both internal expansion and strategic acquisitions. Although management anticipates that the revenues generated by its existing offices, as well as the offices acquired through acquisition or expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely affected.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:


                                             SIX MONTHS ENDED            YEARS ENDED JUNE 30,
                                               DECEMBER 31,      -------------------------------------
                                              1996       1995        1996          1995      1994/(1)/
                                            --------   -------   -------------   ---------  ----------
                                                                        (UNAUDITED)
  Revenues:
   Product sales and service revenues....      67.1%     58.8%           63.5%           37.9%    30.7%
   Agency commissions....................      32.9      41.2            36.5            62.1     69.3
                                             ------     -----           -----       ---------    -----
                                              100.0     100.0           100.0           100.0    100.0
                                             ======     =====           =====       =========    =====
  Costs and Expenses:
   Costs of goods sold...................      51.5      42.8            46.0            26.7     21.5
   Sales and marketing expenses..........      35.4      38.0            34.4            54.6     62.3
   General and administrative expenses...      14.7      16.1            16.9            17.5     19.3
   Merger costs..........................      12.9        --              --              --       --
                                             ------     -----           -----       ---------    -----
                                              114.5      96.9            97.3            98.8    103.1
                                             ------     -----           -----       ---------    -----

  Income (Loss) from Operations..........     (14.5)      3.1             2.7             1.2     (3.1)

  Other Expense..........................      (0.9)     (1.2)           (2.1)           (2.1)    (1.3)
  Loss on Sublease, Including
    Shutdown of Offices..................        --        --              --            (4.6)    (1.2)
                                             ------     -----           -----       ---------    -----
  Income (Loss) Before Income Taxes......     (15.4)      1.9             0.6            (5.5)    (5.6)

  Provision for Income Taxes.............       0.2       0.9             0.8            (1.0)     0.2
                                             ------     -----           -----       ---------    -----
  Net (Loss) Income......................    (15.2)%      2.8%            1.4%          (6.5)%   (5.4)%
                                             ------     -----           -----       ---------    -----

-------------
    (1) The financial data for 1994 and 1993 are derived from View Tech's audited financial statements for the years ended June 30, 1994 and 1993 and from UST's audited financial statements for the years ended December 31, 1994 and 1993. See notes to consolidated financial statements included in this Form 10-K.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

REVENUES

  Total revenues for the six months ended December 31, 1996 increased $5.954 million or 42.8% to $19.879 million from $13.924 million in 1995.

 Product Sales and Services

  Product sales and service revenues increased by $5.141 million or 62.8% to $13.331 million in 1996 from $8.190 million in 1995. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business, including increasing its videoconferencing sales force to 31 representatives at December 31, 1996, compared to 21 representatives at December 31, 1995.

 Agency Commissions

  Agency commissions for 1996 increased by $813,979 or 14.2% to $6.548 million from $5.734 million in 1995. The increase in agency commissions was due to the Company beginning to rebuild its telemarketing sales force in 1996 to enable it to market new product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

  Costs of goods sold for 1996 increased by $4.280 million or 71.9% to $10.235 million from $5.955 million in 1995. Costs of goods sold as a percentage of product sales and service revenues increased to 76.8% in 1996 from 72.7% in 1995. The percentage increase in costs of goods sold is primarily related to a decrease in service revenues and a slight decrease in margin on equipment sales related to the Company's videoconferencing business. Service revenues generally provide a higher profit margin than equipment revenues.

  Selling and marketing expenses for 1996 increased by $1.758 million or 33.3% to $7.045 million from $5.287 million in 1995. Selling and marketing expenses as a percentage of revenues decreased to 35.4% in 1996 from 38.0% in 1995. The dollar increase in selling and marketing expenses was primarily due to higher compensation and related expenses for its sales force as a result of the increase in revenues related to the Company's videoconferencing business. Selling and marketing expenses as a percentage of revenues decreased due to the fact that revenues grew at a greater rate than such expenses.

  General and administrative expenses for 1996 increased by $674,493 or 30.1% to $2.919 million from $2.244 million in 1995. General and administrative expenses as a percentage of total revenues decreased to 14.7% in 1996 from 16.1% in 1995. The overall dollar increase in general and administrative expenses was primarily due to a general increase in such expenses as a result of the expansion of the Company's videoconferencing business and to higher sales volume. General and administrative expenses as a percentage of revenues decreased due to the fact that such expenses grew at a slower rate than revenues.

  The Company wrote-off merger costs of $2.564 million incurred in connection with the Merger, which was consummated on November 29, 1996. Merger costs primarily include financial advisory, legal and accounting fees relating to the Merger. The Merger was accounted for under the pooling of interest method of accounting which requires the combined company to write off all transaction costs upon the consummation of such transaction.

  Income (loss) from operations decreased $3.322 million to a loss of $2.884 million in 1996 from income of $438,354 in 1995. The increase in the loss from operations related to the write-off of Merger costs of $2.564 million and the increase in selling and marketing expenses, and general and administrative expenses, discussed above. Income (loss) from operations as a percentage of revenues decreased to (15.4)% for 1996, compared to 1.9% for 1995. The overall loss from operations was primarily attributable to the write-off of Merger costs.

  Other expense, primarily representing interest expense, for 1996 remained level with 1995.

  Provision for income tax expense decreased $87,382 to a benefit of $39,804 in 1996 compared to a benefit of $127,186 for 1995. The decrease in tax benefit was due to the fact that the Company did not recognize a tax benefit from the current period pre-tax loss.

  Net income decreased $3.411 million to a loss of $3.017 million in 1996 from net income of $394,189 for 1995. Net income as a percentage of revenues decreased to (15.2)% for 1996 compared to 2.8% for 1995. Net income per share decreased to $(.56) for 1996 compared to $.07 for 1995. The weighted average number of shares outstanding decreased to 5,400,785 for 1996 from 5,653,232 in 1995.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

REVENUES

  Total revenues for 1996 increased $2.496 million or 8.8% to $30.994 million from $28.498 million in 1995.

 Product Sales and Services

  Product sales and service revenues increased by $8.879 million or 82.2% to $19.680 million in 1996 from $10.802 million in 1995. The increase was primarily related to increased sales and marketing efforts for videoconferencing products and services, including increased staffing and to the opening of three regional and two sales offices devoted to the videoconferencing business in 1996.

 Agency Commissions

  Agency commissions for 1996 decreased by $6.383 million or 36.1% to $11.313 million from $17.696 million in 1995. The decrease in agency commissions was primarily due to the restructuring of UST's business in 1995. Regulatory changes, shifts in market conditions and the exhaustion of available "800" numbers caused UST's "800" number business to deteriorate rapidly during 1995. As a result of such changes, the Company curtailed its sales activities in the "800" number market and terminated its unprofitable relationships with certain telecommunication companies. In addition, as a result of such changing business conditions, the Company closed its satellite office in San Francisco, consolidated its Boston locations and reduced the size of its telemarketing staff.

COSTS AND EXPENSES

  Costs of goods sold for 1996 increased by $6.650 million or 87.3% to $14.269 million from $7.619 million in 1995. Costs of goods sold as a percentage of product sales and service revenues increased to 72.5% in 1996 from 70.5% in 1995. The percentage increase in costs of goods sold as a percentage of product sales and service revenues is primarily related to increased competitive pressures within the videoconferencing industry and to sales to various state-funded organizations, resulting in lower selling prices and correspondingly a higher ratio of cost of sales to revenues.

  Selling and marketing expenses for 1996 decreased by $4.895 million or 31.4% to $10.671 million from $15.566 million in 1995. The decrease was primarily due to lower compensation to sales personnel and related expenses as a result of the decrease in agency commission revenues, reductions in the number of sales personnel, and the closing and consolidation of certain of the Company's sales offices related to its telecommunications business.

  General and administrative expenses for 1996 increased by $239,637 or 4.8% to $5.230 million from $4.991 million in 1995. General and administrative expenses as a percentage of total revenues decreased to 16.9% in 1996 from 17.5% in 1995. The overall dollar increase was primarily due to increases in general and administrative expenses primarily related to the expansion of the Company's videoconferencing business and to higher sales volume. General and administrative expenses as a percentage of revenues decreased due to the fact that such expenses grew at a slower rate than revenues.

  Income from operations increased $500,472 to $823,498 in 1996 from $323,026 in 1995. Income from operations as a percentage of revenues increased to 2.7% for 1996 compared to 1.2% for 1995. The increase was primarily due to reductions in selling and marketing expenses as a result of the restructuring of the Company's telecommunications business.

  Other expense in 1996 increased by $66,405 or 11.2% to $659,258 from $592,853 in 1995. The increase was primarily due to the write-off of a note receivable from Power Data Services, Inc. ("PDS") of $265,000 in connection with the termination of the PDS acquisition in May 1996, offset by a decrease in net interest expense.

  The loss on sublease, including shutdown of offices (including severance and related expenses), of $1.313 million was incurred in 1995 as a result of the Company restructuring its telecommunications business as a result of the decline of the "800" number business discussed above. During 1995, the Company closed its sales offices in San Francisco and began to consolidate its Boston locations which were primarily engaged in the resale of telecommunications products and services on behalf of certain exchange carriers and RBOCs. Similar charges were not incurred during 1996.

  Provision for income tax expense decreased $553,899 to a tax benefit of $259,816 in 1996 from a tax expense of $(294,083) for 1995. The decrease in income tax expense relates to certain pre-tax losses incurred by the Company prior to the Merger. The Company has utilized approximately 51% of such benefit through carryback of such net operating loss, and expects to fully realize the remaining tax benefit in future periods.

  Net income (loss) increased $2.301 million to net income of $424,056 in 1996 from a loss of $(1.877) million for 1995. Net income as a percentage of revenues increased to 1.4% for 1996 compared to a net loss of (6.5)% for 1995. Net income
(loss) per share increased to $0.07 for 1996 compared to a net loss of $(0.50) for 1995. The weighted average number of shares outstanding increased to 5,676,304 for 1996 from 3,765,467 in 1995.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

REVENUES

  Total revenues for 1995 increased $2.366 million or 9.1% to $28.498 million from $26.132 million in 1994.

 Product Sales and Services

  Product sales and service revenues increased by $2.785 million or 34.7% to $10.802 million in 1995 from $8.017 million in 1994. The increase in revenues was primarily related to increased sales and marketing efforts related to the Company's nationwide expansion of its videoconferencing business, including increasing its videoconferencing sales force to 13 representatives at June 30, 1995, compared to eight representatives at June 30, 1994.

 Agency Commissions

  Agency commissions for 1995 decreased by $418,687 or 2.3% to $17.696 million from $18.114 million in 1994. The decrease in agency commissions was primarily due to the Company beginning the process of restructuring its telecommunications business in 1995 as a result of the decline in the "800" number business. Regulatory changes, shifts in market conditions and the exhaustion of available "800" numbers caused the "800" number business to deteriorate rapidly during the latter part of the fiscal year ended June 30, 1995. As a result of such changes, the Company curtailed its sales activities in the "800" number market and terminated its unprofitable relationships with certain exchange carriers. In addition, as a result of the changing business conditions in the latter part of 1995, the Company began to phase down its operations resulting in the closure of its San Francisco office and the consolidation of its Boston locations and to reduce the size of its telemarketing staff.

COSTS AND EXPENSES

  Costs of goods sold for 1995 increased by $2.008 million or 35.8% to $7.619 million from $5.611 million in 1994. Costs of goods sold as a percentage of product sales and service revenues increased to 70.5% in 1995 from 70.0% in 1994. The costs of goods sold as a percentage of product sales and service revenues will vary from time to time due to volume discounts and corresponding lower unit costs, as well as changes in service revenues as a percentage of product and service sales. Service revenues generally provide a higher profit margin than equipment revenues.

  Selling and marketing expenses for 1995 decreased by $717,773 or 4.4% to $15.566 million from $16.283 million in 1994. The decrease was primarily due to lower compensation to management personnel and related expenses as a result of decreased staffing for sales management and support personnel for the telecommunication business.

  General and administrative expenses for 1995 decreased by $50,813 or 1.0% to $4.991 million from $5.041 million in 1994. General and administrative expenses as a percentage of total revenues decreased to 17.5% in 1995 from 19.3% in 1994. The decrease was due to reductions in administrative personnel and related expenses.

  Income from operations increased $1.126 million to $323,026 in 1995 from a loss of $803,353 in 1994. Income (loss) from operations as a percentage of revenues increased to 1.2% for 1995, compared to (3.1)% for 1994. The improvement in operating results was primarily due to the reclass of certain operating costs to non-operating costs in connection with the Company restructuring its telecommunication business in 1995.

  Other expense for 1995 increased by $246,530 or 71.2% to $592,853 from $346,323 in 1994. The increase was primarily related to an increase in interest expense relating to an increase in average bank debt outstanding in 1995 compared to 1994.

  The loss on sublease, including shutdown of offices (including severance and related expenses), of $1.313 million was incurred in 1995 as a result of the Company restructuring its telecommunications business as a result of the decline of the "800" number business discussed above. During 1995, the Company closed its sales offices in San Francisco and began to consolidate its Boston locations which were primarily engaged in the resale of telecommunications products and services on behalf of certain exchange carriers and RBOCs. Similar charges of $318,000 were incurred during 1994.

  Provision for income tax expense increased $337,965 to a provision of $(294,083) in 1995 from a tax benefit of $43,882 for 1994. The increase in income tax expense relates to certain pre-tax earnings realized by the Company, prior to the Merger with USTeleCenters, for the year ended June 30, 1995.

  Net income (loss) decreased $453,016 to a net loss of $1.877 million in 1995 from a loss of $1.424 million for 1994. Net income (loss) as a percentage of revenues decreased to (6.5)% for 1995, compared to a loss of (5.4)% for 1994. Net income (loss) per share decreased to a loss of $(0.50) for 1995 compared to a loss of $(0.38) for 1994. The weighted average number of shares outstanding increased to 3,765,467 for 1995 from 3,716,974 in 1994.

ACQUISITIONS

 VistaTel

  Effective July 1, 1996, View Tech acquired the net assets of VistaTel International, Inc. ("VistaTel"), a private company based in Boca Raton, Florida, which was a primary supplier of video conferencing products and services within the State of Florida and one of PictureTel's national re-sellers. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the shareholders of VistaTel as consideration for the acquisition. The excess of the acquisition price over the net assets acquired of approximately $339,000 is being accounted for as goodwill which is amortized over 15 years. The Company continues to operate VistaTel's previous business, which sells and services video conferencing systems and provides network bridging services for businesses.

 GroupNet

  Pursuant to a merger agreement dated August 30, 1996, View Tech acquired GroupNet, Inc. ("GroupNet") for cash and common stock valued at $1.380 million. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share or $1.050 million in the aggregate and $330,000 in cash, of which $110,000 was paid on August 30, 1996 upon execution of the agreement and $220,000 was payable in equal installments on October 15, 1996 and December 16, 1996. The note was subsequently extended to April 15, 1997. The Company made additional principal payments of $20,000 and $90,000 on October 15, 1996 and March 19, 1997, respectively. The excess of the acquisition price over the net assets acquired of approximately $1.330 million is being accounted for as goodwill which is amortized over 15 years. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel Select Dealer in video communication product distribution in the northeastern United States. View Tech is continuing to operate GroupNet's former business in Boston and New York. With the addition of GroupNet, View Tech has added the northeastern United States to its marketing territory.

 UST

  On September 5, 1996, View Tech announced that it had entered into a definitive agreement of merger with USTeleCenters, which was an authorized sales agent for several of the regional bell operating companies. The Merger was consummated, effective November 29, 1996, and was valued at $16.500 million. The transaction was accounted for as a pooling of interests in which the USTeleCenters' shareholders exchanged all of their outstanding USTeleCenters shares and options for View Tech common stock and options, respectively. USTeleCenters shareholders received 2,240,976 shares of View Tech common stock in exchange for all outstanding shares held by USTeleCenters shareholders (excluding options convertible into 184,003 shares of View Tech common stock).

LIQUIDITY AND CAPITAL RESOURCES

  View Tech has financed its recent operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

  Net cash used for operating activities for the six months ended December 31, 1996 (the "Period") was $997,973. The primary uses of cash in 1996 were increases in accounts receivable and inventory of $2.521 million and $314,473, respectively. The uses of cash reflect the Company's higher sales volume and funds used to expand the Company's operations during 1996. Sources of cash from operating activities were primarily related to an increase in accounts payable and other accrued liabilities of $2.248 million and $1.648 million, respectively.

  Net cash used for investing activities for the Period was $632,910, relating to the purchase of office furniture and computer equipment for $492,684 and the acquisition of VistaTel and GroupNet for $155,163 during July and August 1996.

  Net cash provided by financing activities for the Period was $530,823, primarily generated from the proceeds of $1.356 million from a private placement of common stock by the Company, offset by the repayment of $786,483 in debt obligations.

  At December 31, 1996, the Company maintained a $500,000 credit facility to assist in meeting its working capital needs, if required. No amounts were outstanding under the facility at December 31, 1996. The Company renewed its credit facility (the "Note") effective February 19, 1997. The Note expires on October 1, 1997 and provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate plus 1% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $500,000 under the Note as of March 21, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $500,000 outstanding under the Note, the Company has as of March 21, 1997, six outstanding standby letters of credits aggregating $524,000. One letter of credit is issued to the Company's primary video equipment supplier as collateral for the Company's purchasing line of credit with such supplier. Of the remaining five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the six standby letters of credit, the credit line available under the Note has been reduced to $1,226,000.

  The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $1,850,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of December 31, 1996, UST was in compliance with the covenants or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.25% at December 31, 1996) plus 1.5%. In November 1996, UST amended its revolving line of credit and forbearance agreement with the bank whereby the revolving line of credit and forbearance agreement have been extended to March 31, 1997. UST recently renegotiated this credit facility whereby it was extended through August 31, 1997 with a borrowing base of $3,500,000.

  In addition, UST had maintained a lease line-of-credit agreement with a bank which was converted into a term note as part of the forbearance agreement. At December 31, 1996, there was approximately $826,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of December 31, 1996, UST was in compliance with the covenants or had received waivers under the forbearance agreement. In connection with the renewal of the UST's revolving credit agreement, the lease line term note was revised to provide for additional credit of $250,000. This credit facility expires on August 31, 1997.

  The Company sold to one investor, Telcom Holding, LLC, an aggregate of $2,860,000 worth of common stock on three separate closings occuring in January and March, 1997. In addition, the Company issued an aggregate of 487,500 warrants to purchase common stock at 6.50 per share in connection with this transaction. The Company will use such funds for working capital and to pay a portion of the costs incurred in connection with the Merger.

  UST's lines of credit are due on August 31, 1997. UST is subject to a forbearance agreement which enables the lender to foreclose on the debt if UST's financial condition falls below certain minimum standards. The forbearance agreement, as amended, was originally entered into on June 14, 1995. Based on UST's relationship with the lender, the Company's management anticipates that the lender will refinance the lines of credit or extend the date on which the lines of credit must be paid. However, if the lender does not refinance such lines of credit and the Company has not raised additional equity and/or arranged for alternative bank financing, the Company will not have sufficient cash to repay the lender when the debt comes due. There can be no assurance that the Company will be able to renegotiate the lines of credit with the lender, and if the lender requires payment in August 1997, there can be no assurance that the Company will be able to raise the additional funds necessary to meet the Company's operating needs and capital requirements or that such funds, if available, can be obtained on terms acceptable to the Company. The failure to refinance the lines of credit, raise additional capital or obtain additional bank financing will have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company raises additional capital by issuing equity securities, ownership dilution to current stockholders of the Company will result.

  The Company may require additional working capital to efficiently operate its business, continue to implement its growth strategy and to adequately provide for its working capital needs. In this regard, the Company will continue to seek private equity or debt financing to satisfy its capital needs. However, exclusive of the cash required to repay the UST debt obligations on August 31, 1997 and to fund additional expansion activities, the Company believes that its existing cash balances, combined with its anticipated operating cash flow and borrowings under existing credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

  The Company may require additional working capital in order to operate its business efficiently and to implement its internal expansion and acquisition strategy. The Company plans to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. In connection with the private placement of its securities, the Company sold to one investor, Telcom Holdings, LLC, an aggregate of $2,860,000 worth of equity securities on three separate closings occurring on January 15, 1997, January 31, 1997, and March 10, 1997. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, when and if needed, on terms acceptable to the Company could force the Company to alter its business strategy, including but not limited to, its acquisition strategy, in the future.

UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION AND FUTURE ACQUISITIONS

  Management anticipates that the Company will continue to grow not only through internal expansion and the opening of additional offices in new territories, but also through acquisitions of other entities. Since July 1992, View Tech, by virtue of its expansion activity, has grown from two employees in one location to 294 employees in 16 locations at March 21, 1997. In the past six months, View Tech has acquired three businesses, including USTeleCenters. By virtue of rapid internal growth and external growth through acquisitions, the Company will be subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a history of combined operations of View Tech with another entity, it is possible that the Company will encounter difficulties, such as, integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will achieve the anticipated benefits of its recent acquisitions. Such acquisitions could place significant demands on the Company's financial resources and management and cause disruption of the Company's operations due to the additional demands placed on the Company's management in order to integrate such operations.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

  View Tech and USTeleCenters have operated since 1992 and 1987, respectively. On a combined basis, the Company incurred a net loss for the six months ended December 31, 1996 (including the write-off of merger costs of $2,563,573) and the fiscal year ended June 30, 1995, and has operated as a combined entity since November 29, 1996. Although the Company achieved profitability and reported net income of $424,056 for fiscal 1996, it reported a net loss of $3,017,218 and $1,876,810 and for the six months ended December 31, 1996 and the fiscal year ended June 30, 1995. In the future, View Tech may continue to experience significant fluctuations in operating results as a result of a number of factors, including delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, View Tech's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that View Tech will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL AND NYNEX

  For the six months ended December 31, 1996, approximately 31% and 13% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by NYNEX, respectively. Termination of or change of the Company's business relationships with PictureTel or NYNEX, disruption in supply, failure of PictureTel or NYNEX to remain competitive in product quality, function or price or a determination by PictureTel or NYNEX to reduce reliance on independent providers such as the Company would have a material adverse effect on the Company's business, financial condition and results of operation. The Company is a party to agreements with PictureTel and NYNEX that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel and NYNEX agreements expire on August 1, 2000, and December 31, 1998, respectively. The PictureTel and NYNEX agreements can be terminated without cause upon 60 days and 12 months written notice by the suppliers, respectively. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

CONTROL BY EXECUTIVE OFFICERS AND DIRECTORS

  As of March 21, 1997, View Tech's officers and directors beneficially owned approximately 45.5% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company. If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of View Tech and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

RAPIDLY CHANGING TECHNOLOGY AND OBSOLESCENCE

  The market for communications products and services is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and services. View Tech's future performance will depend in significant part upon its ability to respond effectively to these developments. New products and services are generally characterized by improved quality and function and are frequently offered at lower prices than the products and services they are intended to replace. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products and services obsolete, unmarketable or noncompetitive. The Company's ability to implement its growth strategies and remain competitive will depend upon its ability successfully to (i) maintain and develop relationships with manufacturers of new and enhanced products that include new technology, (ii) achieve levels of quality, functionality and price acceptability to the market, (iii) maintain a high level of expertise relating to new products and the latest in communications systems technology, (iv) continue to market quality telecommunications services on behalf of its RBOC and other exchange service carriers and (v) continue to design, sell, manage and support competitive telecommunications solutions for its customers. There can be no assurance, however, that the Company will be able to implement its growth strategies or remain competitive. See "Business."

GOVERNMENT REGULATION; UNCERTAINTY RELATING TO THE TELECOMMUNICATIONS ACT OF
1996

  The federal government and certain states in which the Company operates regulate various aspects of its business. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") was enacted into law. This comprehensive federal legislation will affect many sectors of the telecommunications industry. Included in the new statute are provisions relating, subject to certain limitations, to the opening up of local telephone markets to competition and the elimination of restrictions on certain local carriers' entry into the long distance telecommunications market. It is unknown as of the date of this filing what impact the Telecommunications Act will have on the Company's telecommunications business; however, it is likely that the Company will face significant additional competition from entities with greater financial and managerial resources. Furthermore, in October 1996, the United States Court of Appeals for the Eighth Circuit granted a stay of implementation of the Telecommunications Act in response to lawsuits filed by local telephone companies and state officials claiming that the new federal rules are arbitrary and usurp states' rights. There can be no assurance that the delay in implementation of the Telecommunications Act will not have a material adverse effect on the ability of the Company to compete in the local telephone markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                VIEW TECH, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................................   29

Report of Independent Public Accountants....................................................   30

Consolidated Balance Sheets as of December 31, 1996,
  June 30, 1996 and 1995....................................................................   31

Consolidated Statements of Operations for the six months ended December 31, 1996
  and 1995 (unaudited), and the years ended June 30, 1996, 1995 and 1994....................   32

Consolidated Statement of Stockholders' Equity for the six months ended December 31, 1996
  and the years ended June 30, 1996, 1995 and 1994..........................................   33

Consolidated Statements of Cash Flows for the six months ended December 31, 1996
  and 1995, and the years ended June 30, 1996, 1995 and 1994................................   34

Notes to Consolidated Financial Statements..................................................   35


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
VIEW TECH, INC.

We have audited the accompanying consolidated balance sheets of View Tech, Inc. and subsidiary as of December 31, 1996, June 30, 1996 and June 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1996 and for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements as of June 30, 1996 and June 30, 1995, and for each of the three years in the period ended June 30, 1996 have been restated to reflect the pooling of interests as described in notes 1 and 4 of the consolidated financial statements. We did not audit the financial statements of USTeleCenters, Inc. , which statements reflect total assets of $6,343,977 as of June 30, 1995 and total revenues of $21,534,482 and $22,033,697 for the years ended June 30, 1995 and December 31, 1994 respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for USTeleCenters, Inc. as of June 30, 1995, and for the years ended June 30, 1995 and December 31, 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of View Tech, Inc. and subsidiary as of December, 31, 1996, June 30, 1996 and June 30, 1995, and the results of their operations and cash flows for the six months ended December 31, 1996 and for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the statement of operations, stockholders' equity and cash flows for the year ended June 30, 1994 combines dissimilar accounting periods of View Tech, Inc., and its subsidiary.

CARPENTER, KUHEN & SPRAYBERRY

Oxnard, California
March 13, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USTeleCenters, Inc.:

We have audited the balance sheets of USTeleCenters, Inc. (a Massachusetts corporation) as of June 30, 1995 and December 31, 1994, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements, not included herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USTeleCentrs, Inc. as of June 30,1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company was merged into View Tech, Inc., in November 1996.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 20, 1996

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                 DECEMBER 31,   ----------------------------
                                                                    1996            1996            1995
                                                                -------------   -------------   ------------
                    ASSETS
CURRENT ASSETS:
  Cash                                                           $   365,139     $ 1,465,199    $ 4,987,939
  Accounts receivable, (net of reserves of $479,774,
   $220,182, and $728,000, respectively)                          10,609,832       7,907,284      5,630,944
  Inventory                                                        2,063,028       1,748,555      1,069,198
  Other current assets                                               737,980         916,621        279,410
                                                                 -----------     -----------    -----------

     Total Current Assets                                         13,775,979      12,037,659     11,967,491

PROPERTY AND EQUIPMENT, net                                        2,798,476       2,720,422      2,332,456

GOODWILL (net of accumulated amortization of $32,954)              1,632,370              --             --

OTHER ASSETS                                                         313,783          83,008        102,860
                                                                 -----------     -----------    -----------

                                                                 $18,520,608     $14,841,089    $14,402,807
                                                                 ===========     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $ 7,682,887     $ 4,910,774    $ 3,311,588
  Notes payable to vendor                                                 --         437,753             --
  Current portion of long-term debt                                2,610,163       2,998,582      3,840,821
  Accrued merger costs                                             1,160,494              --             --
  Other current liabilities                                        1,868,419       1,319,583      2,212,914
                                                                 -----------     -----------    -----------

     Total Current Liabilities                                    13,321,963       9,666,692      9,365,323
                                                                 -----------     -----------    -----------

LONG-TERM DEBT                                                       779,920         952,864      1,634,419
                                                                 -----------     -----------    -----------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
   5,000,000 shares, none issued or outstanding                           --              --             --
  Common stock, par value $.0001, authorized
   20,000,000 shares, issued and outstanding
   5,666,814; 5,112,623 and 3,069,976 shares, respectively               567          51,125         30,699
  Additional paid-in capital                                       9,934,236       6,669,268      6,295,282
  Retained deficit                                                (5,516,078)     (2,498,860)    (2,922,916)
                                                                 -----------     -----------    -----------

                                                                   4,418,725       4,221,533      3,403,065
                                                                 -----------     -----------    -----------

                                                                 $18,520,608     $14,841,089    $14,402,807
                                                                 ===========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               SIX MONTHS ENDED                         YEARS ENDED JUNE 30,
                                                  DECEMBER 31,          ----------------------------------------------------
                                              1996           1995           1996            1995                1994
                                          ------------   ------------   -------------   -----------------   ------------
                                                         (UNAUDITED)
                                                         ------------
Revenues:
 Product sales and service revenues       $13,330,608    $ 8,190,091     $19,680,386         $10,801,669    $ 8,017,132
 Agency commissions                         6,547,974      5,733,995      11,313,350          17,696,300     18,114,987
                                          -----------    -----------     -----------         -----------    -----------

                                           19,878,582     13,924,086      30,993,736          28,497,969     26,132,119
                                          -----------    -----------     -----------         -----------    -----------

Costs and Expenses:
 Costs of goods sold                       10,235,235      5,954,744      14,269,108           7,618,770      5,610,713
 Sales and marketing expenses               7,045,024      5,286,601      10,670,921          15,565,601     16,283,374
 General and administrative expenses        2,918,880      2,244,387       5,230,209           4,990,572      5,041,385
 Merger costs                               2,563,573             --              --                  --             --
                                          -----------    -----------     -----------         -----------    -----------

                                           22,762,712     13,485,732      30,170,238          28,174,943     26,935,472
                                          -----------    -----------     -----------         -----------    -----------

Income (Loss)  from Operations             (2,884,130)       438,354         823,498             323,026       (803,353)

Other Expense                                (172,892)      (171,351)       (659,258)           (592,853)      (346,323)

Loss on Sublease, Including
  Shutdown of Offices                              --             --              --          (1,312,900)      (318,000)
                                          -----------    -----------     -----------         -----------    -----------

Income (Loss) Before Income Taxes          (3,057,022)       267,003         164,240          (1,582,727)    (1,467,676)

Provision for Income Taxes                     39,804        127,186         259,816            (294,083)        43,882
                                          -----------    -----------     -----------         -----------    -----------
Net Income (Loss)                         $(3,017,218)   $   394,189     $   424,056         $(1,876,810)   $(1,423,794)
                                          ===========    ===========     ===========         ===========    ===========
Earnings (Loss) per Share                      $(0.56)         $0.07           $0.07              $(0.50)        $(0.38)
                                          ===========    ===========     ===========         ===========    ===========
Weighted Average Shares
  Outstanding                               5,400,785      5,653,232       5,676,304           3,765,467      3,716,974
                                          ===========    ===========     ===========         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Common stock         Additional      Retained          Total
                                                -------------          Paid-In       Earnings      Stockholders'
                                            Shares        Amount       Capital       (Deficit)         Equity
                                         -------------   ---------   -----------   -------------   --------------

Balance, June 30, 1993                      1,687,750    $ 16,877    $1,006,890     $   145,790      $ 1,169,557
 Shares issued under stock
  option plan                                   2,226          22        17,978              --           18,000
 Stockholder distributions                         --          --            --        (741,154)        (741,154)
 Net loss                                          --          --            --      (1,423,794)      (1,423,794)
                                            ---------    --------    ----------     -----------      -----------

                                            1,689,976      16,899     1,024,868      (2,019,158)        (977,391)
Adjustment for effect of
  inclusion of duplicate period                (2,226)        (22)      (17,978)      1,165,169        1,147,169
                                            ---------    --------    ----------     -----------      -----------

Balance, June 30, 1994                      1,687,750      16,877     1,006,890        (853,989)         169,778
 Issuance of common stock                   1,380,000      13,800     5,270,414              --        5,284,214
 Shares issued under stock
  option plan                                   2,226          22        17,978              --           18,000
 Stockholder distributions                         --          --            --        (192,117)        (192,117)
 Net loss                                          --          --            --      (1,876,810)      (1,876,810)
                                            ---------    --------    ----------     -----------      -----------

Balance, June 30, 1995                      3,069,976      30,699     6,295,282      (2,922,916)       3,403,065
 Shares issued under stock
  option plan                                  34,200         342        11,170              --           11,512
 Issuance of common stock                   2,008,447      20,084       406,246              --          426,330
 Additional costs of initial public
  offering of common stock                         --          --       (43,430)             --          (43,430)
 Net  income                                       --          --            --         424,056          424,056
                                            ---------    --------    ----------     -----------      -----------

Balance, June 30, 1996                      5,112,623      51,125     6,669,268      (2,498,860)       4,221,533
 Change in par value of
  common stock to $0.0001                          --     (50,613)       50,613              --               --
 Issuance of common stock                     533,138          53     3,100,519              --        3,100,572
 Shares issued under stock option
  plan including deferred tax
  effects of exercise of stock                 21,053           2       113,836              --          113,838
 Net loss                                          --          --            --      (3,017,218)      (3,017,218)
                                            ---------    --------    ----------     -----------      -----------

Balance, December 31, 1996                  5,666,814    $    567    $9,934,236     $(5,516,078)     $ 4,418,725
                                            =========    ========    ==========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED                         YEARS ENDED JUNE 30,
                                                           DECEMBER 31,          ------------------------------------------------
                                                       1996           1995           1996              1995             1994
                                                   ------------   ------------   -------------   ----------------   ------------
                                                                   (Unaudited)

Cash Flows from Operating Activities:
  Net income (loss)                                $(3,017,218)   $   394,189     $   424,056        $(1,876,810)   $(1,423,794)
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation and amortization                      530,960        428,254         872,969            909,258        729,196
    Noncash merger expenses                            340,689             --              --                 --             --
    Noncash charge relating to loss  on sublease
         including shutdown of offices                      --             --              --            678,847        318,000
    Reserve on note receivable                              --             --         265,000                 --             --
  Changes in assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable, net                        (2,521,215)      (886,376)     (2,276,340)        (1,329,527)      (973,376)
    Inventory                                         (314,473)      (422,469)       (679,357)          (586,790)       228,564
    Other assets                                        87,836       (474,154)       (617,359)           417,291         36,949
    Accounts payable                                 2,247,748      1,149,369       2,299,539            532,287      1,156,602
    Other accrued liabilities                        1,647,700     (1,002,446)     (1,232,266)           557,962       (469,328)
                                                   -----------    -----------     -----------        -----------    -----------

     Net cash used by operating activities            (997,973)      (813,633)       (943,758)          (697,482)      (397,187)
                                                   -----------    -----------     -----------        -----------    -----------

Cash Flows from Investing Activities:
 Purchase of property and equipment                   (492,684)      (562,443)       (865,496)          (831,070)      (785,896)
 Proceeds from sale of assets                           14,937             --              --                 --             --
 Acquisition of VistaTel and GroupNet                 (155,163)            --              --                 --             --
 Issuance of notes receivable                               --             --        (265,000)                --             --
                                                   -----------    -----------     -----------        -----------    -----------

     Net cash used by investing activities            (632,910)      (562,443)     (1,130,496)          (831,070)      (785,896)
                                                   -----------    -----------     -----------        -----------    -----------

Cash Flows from Financing Activities:
 Net borrowings (payments) on line of credit           (38,677)            --          43,473            418,103        965,745
 Issuance of term note payable to bank                      --             --              --          1,500,000      1,500,000
 Long term debt reduction                             (786,483)    (2,046,624)     (1,886,371)          (698,977)      (479,507)
 Stockholder distributions                                  --             --              --           (192,117)      (741,154)
 Issuance of common stock, net                       1,355,983        384,522         394,412          5,302,214         18,000
                                                   -----------    -----------     -----------        -----------    -----------

     Net cash provided (used) by
      financing activities                             530,823     (1,662,102)     (1,448,486)         6,329,223      1,263,084
                                                   -----------    -----------     -----------        -----------    -----------

Net Increase (Decrease) in Cash                     (1,100,060)    (3,038,178)     (3,522,740)         4,800,671         80,001
Cash, beginning of period                            1,465,199      4,987,939       4,987,939            187,268        107,267
                                                   -----------    -----------     -----------        -----------    -----------
Cash, end of period                                $   365,139    $ 1,949,761     $ 1,465,199        $ 4,987,939    $   187,268
                                                   ===========    ===========     ===========        ===========    ===========

Supplemental Disclosures:
 Operating activities reflect:
  Interest Paid                                    $   191,342    $   273,695     $   467,061        $   454,319    $   253,211
                                                   ===========    ===========     ===========        ===========    ===========
  Income Taxes paid                                $        --    $   156,028     $   375,480        $    27,580    $   148,800
                                                   ===========    ===========     ===========        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE BUSINESS
-----------------------

  View Tech, Inc., which commenced operations in July 1992, markets and installs video communications systems and provides continuing services related to installed systems to customers in select states throughout the United States.
On November 29, 1996, View Tech completed the acquisition of USTeleCenters, Inc., a Massachusetts corporation, ("USTeleCenters") by means of a merger of USTeleCenters with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of View Tech ("VTAI") (the "Merger"). The Merger was effected pursuant to a Merger Agreement by and among the Company, VTAI and USTeleCenters, dated September 5, 1996, as amended on October 31, 1996. In exchange for all of the outstanding shares of USTeleCenters common stock, $0.01 par value, the USTeleCenters shareholders received 2,240,976 shares of View Tech common stock (excluding options convertible into 184,003 shares of View Tech common stock).

   Following the Merger, VTAI changed its name to "USTeleCenters, Inc." ("UST") and continued to operate the former businesses of USTeleCenters. Concurrent with the Merger, which was approved at View Tech's annual meeting of stockholders on November 26, 1996, View Tech reincorporated in Delaware from California, changed the par value of its common stock and its preferred stock to $0.0001 from $0.01, amended its bylaws to provide for a staggered board of directors, and increased its authorized number of shares of common stock to 20,000,000 shares from the original 10,000,000 shares. View Tech and UST (collectively referred to as "View Tech" or the "Company") have 16 offices nationwide. As a result of the Merger the Company designs, sells, and supports telecommunication systems solutions for small and medium-sized businesses throughout the United States. The Company also sells telecommunication services on behalf of certain Regional Bell Operating Companies ("RBOCs").

   The Merger was accounted for as a pooling of interests, accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position, and cash flows of USTeleCenters. The Company wrote off merger costs of $2,563,573 upon consummation of the Merger. Such costs include financial advisory, legal and accounting fees incurred in connection with the Merger.

   USTeleCenters incurred significant losses in the year ended June 30, 1995, which resulted in noncompliance under certain of its bank covenants and resulted in USTeleCenters restructuring its operations. Certain restructuring costs, primarily severance, lease termination costs and fixed-asset write-offs were recorded during the year ended June 30, 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

   Principles of Consolidation. The accompanying consolidated financial
   ---------------------------
statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

   The historic year end of UST is December while that of View Tech is June. The consolidated statement of operations and cash flows for the year ended June 30, 1994 includes the operations of View Tech for the twelve months ended June 30, 1994 and for UST the twelve months ended December 31, 1994. The combining of different year ends results in the duplication of UST's loss from operations and cash flows for the six month period from July 1, 1994 to December 31, 1994. This period is included in the consolidated statements of operations and cash flows for both the years ended June 30, 1994 and 1995. UST experienced a loss of $1,104,000 from operations for the six month period ended December 31, 1994 on revenues of $10,461,000.

   Change in Year End.  During the six months ended December 31, 1996, the
   ------------------
Company changed its year end from June 30 to December 31. The unaudited financial information for the six months ended December 31, 1995 is presented for comparative purposes and includes all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Revenue Recognition.  The Company sells both products and services.
       -------------------
Product revenue consists of revenue from the sale of video communications and telephone equipment and is recognized at the time title to the equipment passes to the customer. Service revenue is derived from services rendered in connection with the sale of new systems and from services rendered with respect to previously installed systems. Services rendered in connection with the sale of new systems are billed as a single charge and consist of engineering services related to system integration, installation, technical training, user training, and one-year parts-and-service warranty. The majority of these services are rendered at or prior to installation, and all of the revenue is recognized at the time of installation, with a reserve established for the estimated future costs of warranty services. Services rendered with respect to previously installed systems are also billed as a single charge and consist of engineering services related to evaluation and enhancement of equipment, additional technical and user training, and extended warranty services. The related revenue is also recognized at the time the majority of the services are rendered, with a similar reserve established for the estimated costs of the warranty services included in the charge. Subsequent to June 30, 1996, the Company revised its services with respect to previously installed systems.
These revised services are warranty services only and therefore the revenue is deferred and recognized over the life of the extended warranty period.

   The Company has agency agreements with various local exchange carriers and telecommunications companies whereby the Company receives commissions on work referred to these entities. The agreements are subject to annual renewals.
These agency commissions are classified as outside sales when made to commercial accounts and are classified as inside sales when made to retail accounts. At June 30, 1995, the Company recognized revenues on all commissions at the time that it received an order number for installation or at the time the service was performed by the local exchange carrier or telecommunications company.

   During the fiscal year ending June 30, 1996, the company changed its revenue recognition policy due to operational and procedural changes made by certain local exchange carriers whereby the carrier changed the procedures in issuing order numbers. The Company generally recognizes revenue when the installation or service is ordered from the local exchange carrier or telecommunication company and a reserve is recorded for orders that do not receive an order number. Certain of the entities have the right to credit or charge back future commission payments on orders canceled within a six to ten month period from the date of order. Provisions for cancellations are made at the time revenue is recognized. The Company is not aware of any possible refunds or charge-backs that these entities might be seeking, which have not been reserved at December 31, 1996.

   In addition, under its agreement with NYNEX, the Company receives commissions on management contracts. The Company recognizes these revenues at the time the service is rendered.

   Use of Estimates.  The preparation of financial statements in conformity with
   ----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Per Share Data.  Net income per share is computed on the basis of the
   --------------
weighted average number of shares of common stock and common equivalent shares outstanding after consideration of the shares issued to consummate the Merger. Common equivalent shares represent the number of shares which would be issued assuming the exercise of dilutive stock options, reduced by the number of shares which would be repurchased from the proceeds of such exercises. All options granted by the Company at a price less than the initial public offering price during the 12 months preceding the initial public offering (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for the periods presented if dilutive.

   Cash and Cash Equivalents.  The Company considers all highly liquid
   -------------------------
investments with a maturity not exceeding three months at the date of purchase to be cash equivalents. Short-term investments are stated at lower of cost or market and are insured up to $100,000 by the FDIC.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Inventories.  Inventories are accounted for on the basis of the lower of cost
   -----------
or market. Cost is determined on a FIFO (first-in, first-out) basis. Included in inventory is demonstration equipment held for resale in the ordinary course of business. The Company sells its video demonstration equipment after the six month holding period required by its primary equipment supplier.

   Property and Equipment.  Property and equipment are recorded at cost and
   ----------------------
include improvements that significantly add to utility or extend useful lives. Depreciation and amortization of property and equipment is provided using the straight-line and accelerated methods over estimated useful lives ranging from one to ten years. Expenditures for maintenance and repairs are charged to expense as incurred.

   Intangibles.  Cost in excess of the fair value of net assets of purchased
   -----------
businesses (goodwill) is amortized using the straight line method over 15 years.

   Income Taxes.  The Company accounts for income taxes using SFAS No. 109,
   ------------
"Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes.

   Prior to the merger, UST was an S Corporation for federal income tax purposes pursuant to Section 1362(a) of the Internal Revenue Code. As an S Corporation, all items of income or loss passed through to the stockholders and were reportable on their individual income tax returns. UST had elected to be treated as a C Corporation in California and New York. As a C Corporation UST is responsible for paying all taxes on income allocable to these states.

   The Commonwealth of Massachusetts imposes income taxes at the corporate level on certain S Corporations with annual revenues in excess of $6 million. As such, UST is subject to taxes at the corporate level in this state.

   Effective on November 29, 1996, UST was acquired by View Tech, Inc. in an IRC(S)368(A)(1)(d) tax free reorganization. As a result, UST is no longer eligible to be an S Corporation as of that date. Income taxes have been recalculated on the income earned from November 29 through December 31, 1996. Furthermore, deferred taxes have been calculated based on UST's new status as a C Corporation.

   Deferred taxes are recognized for timing differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

   Concentration of Risk.  Items that potentially subject the Company to
   ---------------------
concentrations of credit risk consist primarily of investments in excess of FDIC limits and the dependence on a major equipment vendor.

   For the six months ended December 31, 1996, approximately 31% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel and approximately 13% and 11% of revenues are attributable to the sale of network products and services provided by NYNEX and Bell Atlantic, respectively. Termination or change of the Company's business relationship with PictureTel and/or NYNEX, disruption in supply, failure of these suppliers to remain competitive in quality, function or price, or a determination by such suppliers to reduce reliance on independent distributors such as the Company could have a materially adverse effect on the Company.

   Reclassifications.  The Company has reclassified  certain selling and
   -----------------
marketing expenses and general and administrative expenses for prior years in order to conform to the current period's presentation.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- BASIS OF PRESENTATION
--------------------------------

     A reconciliation of consolidated total revenues and net income to amounts applicable to the separate pooled companies prior to the Merger (effective, November 29, 1996) is as follows:


                                                 Years Ended June 30,
                                      -------------------------------------------
                                          1996           1995            1994
                                      ------------   -------------   ------------
   Total revenues:
            View Tech..............   $13,346,103     $ 6,963,487    $ 4,098,422
            USTeleCenters..........    17,647,633      21,534,482     22,033,697
                                      -----------     -----------    -----------
                                      $30,993,736     $28,497,969     26,132,119
                                      ===========     ===========    ===========

   Net income (loss):
            View Tech..............   $  (696,060)    $   458,890    $    35,428
            USTeleCenters..........     1,120,116      (2,335,700)    (1,459,222)
                                      -----------     -----------    -----------
                                      $   424,056     $(1,876,810)    (1,423,794)
                                      ===========     ===========    ===========

     Net income (loss) per share
      (fully-diluted basis):
            View Tech..............   $      (.13)    $       .12    $       .01
            USTeleCenters..........           .20            (.62)          (.39)
                                      -----------     -----------    -----------

                                      $       .07     $      (.50)   $      (.38)
                                      ===========     ===========    ===========

NOTE 4 -- BUSINESS COMBINATION
-------------------------------


     On November 29, 1996, the Company acquired USTeleCenters, which is an authorized sales agent for several of the Regional Bell Operating Companies ("RBOC's"). The transaction was accounted for as a pooling of interests in which USTeleCenters' shareholders exchanged all of their outstanding shares and options for View Tech common stock and options, respectively. USTeleCenters' shareholders and optionholders (upon exercise of their options) received 2,240,976 shares of View Tech common stock and options to purchase 184,003 shares of View Tech common stock. The value of the transaction was approximately $16.5 million.

NOTE 5 -- ACQUISITIONS
-----------------------

VistaTel International, Inc.
---------------------------

   Effective July 1, 1996, the Company acquired the net assets of VistaTel International, Inc., ("VistaTel") a private company, based in Boca Raton, Florida, which is a supplier of video conferencing products and services within the state of Florida and is one of PictureTel's national resellers. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the sole shareholder of VistaTel. The excess of the acquisition price over the net assets acquired of approximately $339,000 is accounted for as goodwill and is being amortized over 15 years.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GroupNet, Inc.
-------------

   Pursuant to a merger agreement dated August 30, 1996, View Tech acquired GroupNet, Inc., ("GroupNet") for cash and View Tech common stock valued at $1,380,000. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share and $330,000 in cash. The excess of the acquisition price over the net assets acquired of approximately $1,330,000 is accounted for as goodwill and is being amortized over 15 years. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel dealer in the northeastern United States. GroupNet merged into View Tech, which will continue to operate the business of GroupNet.

     Operating results for the purchased businesses were not significant.

NOTE 6 -- CASH
--------------
      Cash is summarized as follows:             December 31,                June 30,
                                                --------------   ---------------   -------------
                                                     1996             1996             1995
                                                --------------   ---------------   -------------
Cash in money market.....                             $231,204        $1,014,356      $4,602,035
Cash in other accounts...                              133,935           450,843         385,904
                                                      --------        ----------      ----------
                                                      $365,139        $1,465,199      $4,987,939
                                                      ========        ==========      ==========

   As of December 31, 1996, cash deposits of $150,000 are restricted for use as collateral in connection with an outstanding letter of credit of $250,000 to PictureTel.

NOTE 7 -- INVENTORY
--------------------

   Inventories are summarized as follows:

Demonstration equipment.............................   $  912,380    $  488,148   $   155,142
Finished goods......................................      758,468       625,365       484,841
Spare parts.........................................      700,929       695,042       491,928
                                                       ----------    ----------   -----------
                                                        2,371,777     1,808,555     1,131,911
                                                       ----------    ----------   -----------
Less reserve for obsolescence.......................      308,749        60,000        62,713
                                                       ----------    ----------   -----------

                                                       $2,063,028    $1,748,555   $ 1,069,198
                                                       ==========    ==========   ===========
NOTE 8 -- PROPERTY AND EQUIPMENT
----------------------------------------------------

Property and equipment are summarized as follows:

Computer equipment and software.....................   $1,370,375    $1,049,367   $   477,594
Equipment...........................................    1,337,394     1,199,034       682,163
Furniture and fixtures..............................      590,511       587,421       912,228
Leasehold improvements..............................      375,205       321,889       203,257
Autos...............................................       21,505        18,931         2,793
                                                       ----------    ----------   -----------
                                                        3,694,990     3,176,642     2,278,035
Less accumulated depreciation.......................    1,918,877     1,696,614     1,364,866
                                                       ----------    ----------   -----------
                                                        1,776,113     1,480,028       913,169
Leased property and equipment under capital
  leases, net of accumulated amortization...........    1,022,363     1,240,394     1,419,287
                                                       ----------    ----------   -----------

                                                       $2,798,476    $2,720,422   $ 2,332,456
                                                       ==========    ==========   ===========

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT
------------------------

   Long-term debt consists of the following:
                                                                         June 30,
                                                  December 31,   ------------------------
                                                       1996          1996         1995
                                                  ------------    ----------   ----------
Revolving line of credit with bank.............     $1,829,428    $1,868,105   $1,887,126
Capital lease obligations (see Note 10)........      1,154,013     1,379,380    1,551,835
Note payable - former GroupNet, Inc., owner....        203,340            --           --
Due to landlords (see Note 11).................        126,733       217,165      283,385
Deferred rent..................................         76,572        56,796       71,428
Term note due to a bank........................             --       430,000    1,350,000
Note payable - Small Business Administration...             --            --      331,466
                                                    ----------    ----------   ----------

                                                     3,390,086     3,951,446    5,475,240
Less current maturities........................      2,610,166     2,998,582    3,840,821
                                                    ----------    ----------   ----------
                                                    $  779,920    $  952,864   $1,634,419
                                                    ==========    ==========   ==========

   The Company maintains a $500,000 credit facility (the "Note") to meet its working capital needs, if required, which is secured by certain of the Company's assets. The Note provides for interest at the prime rate plus one and one-half percent per year and expires on February 19, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. No amounts were outstanding under the Note at December 31, 1996, although the Company has as of December 31, 1996, five outstanding standby letters of credits aggregating $274,000 of which four were issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture and one was issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit, the balance available under the Note has been reduced to $226,000. This credit facility was renewed effective, February 19, 1997 through October 1, 1997. The facility provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate, plus 1% per year.


   The Company's wholly-owned subsidiary maintains a revolving line of credit with a bank. The bank has a security interest in the Company's assets. In addition, the Company has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of December 31, 1996, the Company's subsidiary was in compliance with the covenants or had received waivers under a Forbearance Agreement. Under the terms of the Forbearance Agreement, the subsidiary may borrow up to the lesser of the financial borrowing base, or $1,850,000. At December 31, 1996, approximately $1,829,400 was outstanding on the revolving line of credit. Interest on the outstanding balance is payable monthly at the bank's base rate (8.25% at December 31, 1996) plus 1.5%. The subsidiary's outstanding credit facilities are guaranteed by View Tech.

   On November 27, 1996, the revolving line of credit and Forbearance Agreement was amended and extended to March 31, 1997. UST is currently renegotiating the terms and conditions of this credit facility whereby the facility would be extended through August 31, 1997 with an increased borrowing base of up to $3,500,000.

   The Company's subsidiary had maintained a lease line-of-credit agreement with a bank which was converted into a term note as part of the forbearance agreement. At December 31, 1996, there was approximately $826,000 outstanding under this facility. The subsidiary is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of December 31, 1996, the subsidiary was in compliance with the covenants or had received waivers under the Forbearance Agreement. In connection with the renewal of its revolving credit agreement, UST is negotiating to revise the lease line terms to provide for additional credit of $250,000 and an extension of the term to August 31, 1997.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   In connection with the acquisition of GroupNet, Inc., part of the purchase price consisted of $330,000 (see Note 5) of which $110,000 was paid on August 30, 1996 in connection with the execution of the purchase agreement, and $220,000 was payable in equal installments of $110,000 due in October and December of 1996. The note was subsequently extended to April 15, 1997. At December 31, 1996, $203,340 was outstanding.

NOTE 10 -- LONG-TERM CAPITAL LEASE OBLIGATIONS
-----------------------------------------------

   The Company leases a portion of its machinery and equipment under certain capital lease agreements. The following is an analysis of the leased equipment:

                                                            June 30,
                                    December 31,  -------------------------
                                       1996          1996          1995
                                   ------------   -----------   -----------
Computer equipment..............     $  825,178    $  825,178   $  648,324
Equipment.......................        167,586       167,586      140,518
Furniture and fixtures..........      1,376,230     1,332,430    1,194,298
                                     ----------    ----------   ----------

                                      2,368,994     2,325,194    1,983,140
Less accumulated amortization...      1,346,631     1,084,800      563,853
                                     ----------    ----------   ----------

                                     $1,022,363    $1,240,394   $1,419,287
                                     ==========    ==========   ==========

   The following is a schedule of future minimum lease payments required under capital leases, together with their present value as of December 31, 1996:

       Year Ending December 31,
       ------------------------
       1997.................................................                 $  531,093
       1998.................................................                    424,870
       1999.................................................                    359,757
       2000.................................................                     81,540
       2001 and thereafter..................................                      8,954
                                                                             ----------

       Net minimum lease payments...........................                  1,406,214
       Less amount representing imputed interest............                    252,201
                                                                             ----------

       Present value of net minimum lease payments..........                 $1,154,013
                                                                             ==========

   The current portion due under capital lease obligations at December 31, 1996, and June 30, 1996 and 1995, was $450,669, $527,977, and $543,279, respectively.

NOTE 11 -- AMOUNTS DUE TO LANDLORDS
------------------------------------

   In 1994, the Company's wholly-owned subsidiary entered into a sublease agreement for its previously occupied facility. Under the terms of the sublease, the Company is still primarily liable for the amounts due under the original lease. Under the terms of the sublease agreement, the subsidiary is required to make payments to the landlord for the monthly differential between the original lease amount (approximately $23,700 per month) and the sublease income (approximately $14,000 per month). The Subsidiary is required to pay approximately $9,700 per month through June 1997. The balance of net future amounts due to the former landlord is $39,744 as of December 31, 1996.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   In 1995 the subsidiary financed $150,880 of leasehold improvements through an allowance from the landlord. As of December 31, 1996, approximately $66,000 is outstanding for these improvements. This amount is being repaid in monthly installments of approximately $5,000 through December 1997. In connection with the restructuring discussed in Note 1, the subsidiary wrote off these improvements and recorded a loss of approximately $151,000. Additionally, the subsidiary entered into a sublease agreement for this facility. The subsidiary recorded a loss of approximately $104,000 in 1995, which represented the difference between the total future payments reduced by sublease amounts paid directly to the landlord. In the event that the sublease fails to make its required monthly payments of approximately $12,000 through August 1998, the Company is still primarily liable for such sums.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES
-----------------------------------------

   The Company leases its facilities in Arizona, California, Colorado, Florida, Georgia, Massachusetts, New York, Tennessee, Texas, and Utah, under operating leases expiring through September 30, 2001. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. The Company also leases certain equipment. Lease payments for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995, and 1994 were approximately $553,250, $1,160,000, $885,000, and
$826,000, respectively.

   Minimum future rental commitments under non cancelable operating leases (including amounts due to landlords, net of any sublease income) are as follows:

       Year Ending June 30,
       --------------------
       1997..................             $1,086,564
       1998..................                715,320
       1999..................                577,369
       2000..................                450,774
       2001 and thereafter...                280,614
                                          ----------
                                          $3,110,641
                                          ==========

   The Company has received rent concessions during the first year of certain leases, which are being deferred and amortized over the term of the lease.

   The Company's primary supplier, PictureTel Corporation ("PictureTel"), provides the Company with a purchasing line of credit and requires the Company to maintain a letter of credit for $250,000 in favor of PictureTel in connection with this arrangement. The $250,000 letter of credit is collateralized by cash deposits of $150,000 and the assets of the Company.

   The subsidiary is named in employee-related lawsuits, in which the plaintiffs are seeking undisclosed damages. The Company is vigorously defending itself against such litigation and does not expect the outcome to have a material impact on its financial position.

NOTE 13 -- COMMON AND PREFERRED STOCK
--------------------------------------

   Common Stock. On March 20, 1995, the Company effected a 100-for-1 stock
   ------------
split, increasing the number of outstanding shares to 1,476,000. All share and per-share data have been adjusted to reflect these adjustments to capital stock. In November 1996, the Company increased the number of shares of common stock authorized for issuance from 10,000,000 to 20,000,000 and changed the par value of it's stock from .01 to .0001 per share.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Public Stock Offering.  On June 15, 1995 the Company completed an initial
   ---------------------
public stock offering, "IPO" for the sale of 1,200,000 shares of its common stock at $5.00 per share, less offering expenses. On June 25, 1995 the Company transferred and closed the sale of an additional 180,000 shares of its common stock to a representative of the Underwriters on the same terms, solely to cover over-allotments. With the over-allotment option exercised in full, the total price to the public, total underwriting discounts and expenses, other expenses and net proceeds to the Company were $6,971,875, $978,343, $709,318, and $5,284,214, respectively.

   Warrants and Options.  Included in the public stock offering in June 1995,
   --------------------
was the sale of 575,000 warrants to the public. All warrants are exercisable at $5.00 per share for a period of two years commencing one year after the effective date of the registration statement.

   Upon consummation of the public offering, the Company issued the underwriter 120,000 warrants to purchase common stock of the Company at an exercise price of $6.75 or 135% of the public offering price per share. Such warrants may be exercised at any time during the period of five years commencing June 15, 1995. In addition, the Company issued the underwriters 50,000 warrants at an exercise price of $6.918 per warrant or 135 % of the public offering price. Each warrant is exercisable into one share of common stock at a price of $6.75 per share for a three year period commencing on June 15, 1995.

   In addition, as of December 31, 1996, the Company had outstanding an aggregate of 401,000 options primarily to consultants and advisors to the Company. Approximately 6,000 options were issued at a market price of $5.00, the remainder of such options were issued at market prices ranging from $6.375 to $7.375 and are fully vested.

   Preferred Stock.  On February 1, 1995, the shareholders approved an amendment
   ---------------
to the Articles of Incorporation to authorize the issuance of 5,000,000 shares of $.01 par value Preferred Stock. The Preferred Stock may be issued in one or more series with such rights and preferences as may be determined by the Board of Directors. No shares of Preferred Stock have been issued.

   Stock Option Plan.  In July 1994, the Company began granting stock options to
   -----------------
key employees and certain non-employee directors. The options are intended to provide incentive for such persons' service and future services to the Company thereby promoting the interest of the Company and its shareholders.

   The Company currently maintains two stock option plans which generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change in control, as defined, of the Company. The Company has authorized an aggregate of 1,135,000 shares of common stock to be available under the option plans.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Activity in the plans on a consolidated basis during the six months ended December 31, 1996 and for each of the three years in the period ended June 30, 1996 is summarized as follows:

                                                        Number of                           Weighted Average
                                                        Shares         Price per Share      Price per Share
                                                        ----------     ----------------     ---------------
       Options Outstanding, June 30, 1993.......            16,560     $4.080 -   8.97           8.52
          Granted...............................                --           --
          Exercised.............................                --           --
          Canceled..............................                --           --
                                                         ---------     ----------------        -------
       Options Outstanding, June 30, 1994.......            16,560     $4.080 -    8.97          8.52
          Granted...............................           380,600       .250 -   5.000          1.86
          Exercised.............................            (2,208)                8.97          8.15
          Canceled..............................           (11,605)      .375 -    8.97          4.41
                                                         ---------     ----------------        -------
       Options Outstanding, June 30, 1995.......           383,347       .250 -    8.97          1.88
          Granted...............................           682,503       .290 -   7.750          4.94
          Exercised.............................           (34,300)      .250 -    .375           .34
          Canceled..............................           (25,447)      .250 -    8.97          5.70
                                                         ---------     ----------------        -------
       Options Outstanding, June 30, 1996.......         1,006,103       .250 -   7.750          3.96
         Granted................................            46,000      6.250 -    7.00          6.78
          Exercised.............................            (2,500)      .250 -   5.000          2.15
          Canceled..............................           (10,000)      .250 -   6.375          4.13
                                                         ---------     ----------------        -------
       Options Outstanding, December 31, 1996...         1,039,603     $ .250 -    7.75          4.09
                                                         =========     ================        =======

   The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                     6 Months Ended      12 Months Ended
                                                      Dec. 31, 1996       June 30, 1996
                                                     -------------      ----------------
       Net income                        As reported  $(3,017,218)       $ 424,056
                                         Pro forma     (3,093,281)        (608,563)

       Primary earnings per share        As reported        (0.56)            0.07
                                         Pro forma          (0.57)           (0.11)

The weighted average fair value at the date of grant for options granted during the six months ended December 31, 1996 and the year ended June 10, 1996, were $2.16 and $1.40, respectively. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions: expected life - 2.5 years; volatility - 45.44%; dividend yield - 0%; interest rate - 6.15% and 5.80%, respectively.

                                Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------              --------------------------------
                                        Weighted              Weighted                                     Weighted
    Ranges of          Number of        Average                Average                 Number of            Average
Exercise Prices         Shares       Remaining Life        Exercise Price               Shares          Exercise Price
---------------       -----------    --------------        --------------              ---------        --------------
$0.25 to $0.38         393,306            7.7                  $0.32                    393,306             $0.32

$5.00 to $7.75         623,300            9.0                  $6.38                    632,300             $6.38

   Upon consummation of the Merger on November 29, 1996 (as discussed in notes 1, 3, and 4) all unvested stock options became immediately vested and exercisable. At such time, the Company assumed all unexercised USTeleCenters stock options, totaling 184,006 shares based on a conversion ratio, as defined. These options, assumed upon consummation, are also fully vested and immediately exercisable.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 -- PENSION AND PROFIT SHARING PLAN
-------------------------------------------

   The Company participates in two 401(k) retirement plans. Under the plans, the Company's employees may contribute up to 15% of their compensation per year. The Company may match employee contributions up to a maximum of $30,000 per employee per year. All employees with six months of continuous service are eligible to participate in the plan. Company contributions vest at 20% annually over five years beginning on the second year of service.

   Employer contribution to the 401(k) plans for the six months ended December 31, 1996, and for the three years in the period ended June 30, 1996 were approximately $37,000, $67,000, $57,000 and $56,000, respectively.

NOTE 15 -- OTHER EXPENSE
------------------------

   Other expense at December 31, 1996, is primarily comprised of net interest expense. At June 30, 1996, other expense comprised of $265,000 incurred in connection with the write-off of the Company's note receivable from Power-Data Services, Inc. ("PDS") which was due on May 31, 1996. The note and interest were not paid when due, therefore, the Company has deemed this note to be uncollectible. Also included in other income (expense) at June 30, 1996, was approximately $344,000 of net interest expense. Other income (expense) at June 30, 1995 and June 30, 1994 was primarily comprised of net interest expense.

NOTE 16 -- PROVISION FOR INCOME TAXES
-------------------------------------

  Benefit (Provision) for income taxes is as follows:

                                                 December 31,        June 30,
                                                 ------------  ------------------------------
                                                    1996       1996         1995         1994
                                                 ----------  --------    ---------    ---------
Current:
 Federal......................................   $ (5,814)   $ 178,150    $(185,040)   $    --
 State........................................     19,241      (93,100)     (68,684)      (800)
Deferred:
 Federal......................................     28,833      128,309      (34,031)    36,288
 State........................................     (2,456)      46,457       (6,328)     8,394
                                                 --------    ---------    ---------    -------
                                                  $39,804     $259,816    $(294,083)   $43,882
                                                 ========    =========    =========    =======

   Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for the six months ended December 31, 1996, and years ended June 30, 1996 and 1995 to income before income taxes) as a result of the following:

Computed "expected" tax

  (expense) benefit.........................   $ 1,069,957    $(57,484)   $ 553,955    $ 513,687
State tax expense, net of federal benefit...       184,797      (9,608)      92,590       88,721
S corporation tax differential..............       117,580     424,346     (817,495)    (510,728)
Valuation allowance.........................    (1,370,163)         --           --      (25,690)
Other, net..................................        37,633     (97,438)    (123,133)     (22,108)
                                               -----------    --------    ---------    ---------
                                               $    39,804    $259,816    $(294,083)   $  43,882
                                               ===========    ========    =========    =========

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The current portion of the Federal income tax benefit is comprised of an income tax refund created by the carryback of a net operating loss. The primary components of temporary differences which give rise to deferred taxes are as follows:

                                                                       June 30,
                                          December 31,      ---------------------------------
                                              1996            1996        1995         1994
                                        -----------------   --------   ----------   ---------
Deferred tax asset:
  Merger.............................        $ 1,001,648    $     --     $     --    $     --
  Reserves and allowances............            119,403      22,677        8,975       3,076
  Net operating loss carryforward....            552,293     165,007       21,038      67,296
  Deferred tax valuation allowance...         (1,370,163)         --      (25,690)    (25,690)
                                             -----------    --------     --------    --------
                                             $   303,181    $187,684     $  4,323    $ 44,682
                                             ===========    ========     ========    ========

   Management has determined that the Company may not be able to realize the tax benefits of the net deferred tax assets due to the uncertainty of the future reversal of the taxable temporary differences.

   At December 31, 1996, the Company had available net operating loss (NOL) carryforwards of approximately $1,517,000 and $1,160,000 for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2011, and may be subject to an annual statutory limitation.

NOTE 17 -- SEGMENT INFORMATION (UNAUDITED)
-------------------------------------------

   The Company's operations are classified into two primary industry segments:
(a) product sales and service revenue generated from the sale of telecommunication equipment and of videoconferencing and related services which involve the marketing and installation of video communication systems and providing continuing services related to installed systems, and (b) marketing telecommunication services on behalf of certain RBOCs and exchange carriers for an agency commission. Following is a summary of segment information for the six months ended December 31, 1996 and for each of the three years in the period ended June 30, 1996:

                                                 PRODUCT SALES
                                                  AND SERVICE      AGENCY
DECEMBER 31, 1996                                  REVENUES      COMMISSION     COMBINED
   Total Revenue..............................     $13,330,608   $6,547,974    $19,878,582
                                                                               ===========
   Operating profit...........................         310,578    2,287,745      2,598,323
   General corporate expenses.................                                  (5,482,453)
   Other expense..............................                                    (172,892)
                                                                               -----------
   Income (loss) from continuing operations
    before income taxes.......................                                 $(3,057,022)
                                                                               ===========
   Identifiable assets at December 31, 1996...       3,082,986    1,263,231    $ 4,346,217
                                                                               ===========
   Corporate assets...........................                                  14,174,391
                                                                               -----------
   Total assets at December 31, 1996..........                                 $18,520,608
                                                                               ===========

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                 PRODUCT SALES
                                                  AND SERVICE      AGENCY
JUNE 30, 1996                                      REVENUES      COMMISSIONS     COMBINED
   Total Revenue..............................     $19,680,386   $11,313,350    $30,993,736
                                                                                ===========
   Operating profit...........................       1,828,707     4,225,000      6,053,707
   General corporate expenses.................                                   (5,230,209)
   Other expense..............................                                     (659,258)
                                                                                -----------
   Income from continuing operations
    before income taxes.......................                                  $   164,240
                                                                                ===========
   Identifiable assets at June 30, 1996.......       2,404,065     1,257,000    $ 3,661,065
   Corporate assets...........................                                   11,180,024
                                                                                -----------
   Total assets at June 30, 1996..............                                  $14,841,089
                                                                                ===========
   JUNE 30, 1995
   Total Revenue..............................     $10,801,669   $17,696,300    $28,497,969
                                                                                ===========
   Operating profit...........................         796,598     4,517,000      5,313,598
   General corporate expenses.................                                   (4,990,572)
   Other expense..............................                                   (1,905,753)
                                                                                -----------
   Income (loss) from continuing operations
    before income taxes.......................                                  $(1,582,727)
                                                                                ===========
   Identifiable assets at June 30, 1995.......       1,879,913     1,461,330      3,341,243
   Corporate assets...........................                                   11,061,564
                                                                                -----------
   Total assets at June 30, 1995..............                                  $14,402,807
                                                                                ===========
   JUNE 30, 1994
   Total Revenue..............................     $ 8,017,132   $18,114,987    $26,132,119
                                                                                ===========
   Operating profit...........................         284,832     3,953,200      4,238,032
   General corporate expenses.................                                   (5,041,385)
   Other expense..............................                                     (664,323)
                                                                                -----------
   Income (loss) from continuing operations
    before income taxes.......................                                  $(1,467,676)
                                                                                ===========


                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18 -- SUPPLEMENTAL DISCLOSURES-CASH FLOW  INFORMATION
----------------------------------------------------------

                                                  Six Months Ended              Years Ended June 30,
                                                    December 31,    ------------------------------------
                                                         1996         1996            1995       1994
                                                      ----------   ----------      ----------   --------
Schedule of noncash transactions:
 Noncash investing and financing transactions-
  Cost of fixed assets purchased.................     $  508,421   $1,260,935      $1,726,132   $817,970
  Less lease financing...........................         15,737      395,439         895,062     32,074
                                                      ----------   ----------      ----------   --------

  Cash paid for fixed assets.....................     $  492,684   $  865,496      $  831,070   $785,896
                                                      ==========   ==========      ==========   ========

  Cost of acquisitions...........................     $1,575,163   $       --      $       --   $     --
  Less common stock issued.......................      1,420,000           --              --         --
                                                      ----------   ----------      ----------   --------

  Cash paid for acquisitions.....................     $  155,163   $       --      $       --   $     --
                                                      ==========   ==========      ==========   ========

   During the year ended June 30, 1996, the Company converted approximately $700,000 of accounts payable to a vendor into a term note. During the year ended June 30, 1995, the Company acquired $150,880 of leasehold improvements under allowance for amounts due to former landlords.

NOTE 19 -- RELATED PARTY TRANSACTIONS
--------------------------------------

   The Company had obtained a $100,000 letter of credit used to guarantee payment to a major supplier. The letter of credit matured on July 1, 1995 and was secured by a certificate of deposit owned by the Company's President. This certificate of deposit was redeemed and returned to the Company's President. A new letter of credit was obtained at the Company's primary banking institution.


NOTE 20 -- SUBSEQUENT EVENTS
----------------------------

   The Company sold to one investor, Telecom Holding, LLC, an aggregate of $2,860,000 worth of common stock on three separate closings occurring in January and March, 1997. In addition, the Company issued an aggregate of 487,500 warrants to purchase common stock at 6.50 per share in connection with this transaction. The Company will use such funds for working capital and to pay a portion of the costs incurred in connection with the Merger.

                                                                                                                SCHEDULE VIII

                                                          VIEW TECH, INC.
                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                              ADDITIONS DEDUCTIONS
                                                                              --------------------
                                                BALANCE AT            CHARGE TO              ACCOUNTS               BALANCE
                                                BEGINNING             COSTS AND              CHARGED                AT END
DESCRIPTION                                     OF PERIOD             EXPENSES               OFF                    OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended --
June 30, 1994 .............................. $   325,287            $ 4,166,953           $ 3,693,551            $  798,689
Adjustment for 6 months ended
  December 31, 1994, duplicate period ...... $   798,689            $ 2,267,869           $ 2,717,820            $  348,738
June 30, 1995 .............................. $   348,738            $ 4,150,109           $ 3,770,847            $  728,000
June 30, 1996 .............................. $   728,000            $ 2,300,440           $ 2,808,258            $  220,182

Six months ended --
December 31, 1996 .......................... $   220,182            $ 2,277,423           $ 2,017,831            $  479,774

Inventory reserve for obsolescence:
Year ended --
June 30, 1994 .............................. $   100,000            $    30,000           $   10,000             $  120,000
Adjustment for 6 months ended
 December 31, 1994, duplicate period ....... $   120,000            $    60,000           $       --             $  180,000
June 30, 1995 .............................. $   180,000            $        --           $  117,287             $   62,713
June 30, 1996 .............................. $    62,713            $    22,287           $   25,000             $   60,000

Six months ended --
December 31, 1996 .......................... $    60,000            $   280,882           $   32,133             $  308,749

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the transition period ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the transition period ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the transition period ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the transition period ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

     (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

         Report of Independent Public Accountants - Carpenter, Kuhen &
           Sprayberry
         Report of Independent Public Accountants - Arthur Andersen LLP
          Consolidated Balance Sheets at December 31,
           1996 and June 30, 1996 and 1995
          Consolidated Statements of Operations for the six months ended
           December 31, 1996 and for the years ended June 30, 1996, 1995 and 199 4 Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

         Schedule II- Valuation and Qualifying Accounts.

          Schedules other than that referred to above have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

     (3) EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(b) Reports on Form 8-K:

         - Current report on Form 8-K, filed on December 16, 1996, announcing the change in the Company's year end from June 30 to December 31.
         - Current report on Form 8-K, filed December 4, 1996, announcing the consummation of the Company's merger with USTeleCenters, Inc. on November 29, 1996.
         - Current report on Form 8-K, filed September 24, 1996, announcing the consummation of the acquisition of the net assets of GroupNet, Inc. for stock and cash of $1,380,000.
         - Form 8K/A-1, filed on October 30, 1996, providing historical and pro forma financial statements for GroupNet, Inc. in connection with the Company's acquisition of the net assets of GroupNet.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                View Tech, Inc.
                                              ---------------------------------
                                                (Registrant)


Date:  3/27/97                            By: /s/ William M. McKay
     ----------------                         ---------------------------------
                                              William M. McKay
                                              Chief Financial Officer and
                                              Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                Date
          ---------                          -----                ----

   *                                       Chairman of the       3/27/97
------------------------------            Board of Directors     -------
Paul C. O'Brien

   *
------------------------------      Chief Executive Officer      3/27/97
Robert G. Hatfield               (Principal Executive Officer)   -------

    *                               President and Director       3/27/97
------------------------------                                   -------
John W. Hammon

 /s/ William M. McKay              Chief Financial Officer and   3/27/97
------------------------------   Secretary (Principal Financial  -------
William M. McKay                    and Accounting Officer)


    *                                      Director              3/27/97
------------------------------                                   -------
Calvin M. Carrera

    *                                      Director              3/27/97
------------------------------                                   -------
Robert F. Leduc

    *                                      Director              3/27/97
------------------------------                                   -------
David F. Millet

    *                                      Director              3/27/97
------------------------------                                   -------
Franklin A. Reece, III

* By   /s/ William M. McKay
      ------------------------
      William M. McKay
      Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
 2.1      Agreement and Plan of Merger dated September 5, 1996, by and among the
          Company, View Tech Acquisition, Inc., a California corporation and
          USTeleCenters, Inc., a Massachusetts corporation, as amended by
          Amendment No. 1, dated October 31, 1996, by and among the Company,
          View Tech Acquisition, Inc., a California corporation, USTeleCenters,
          Inc., a Massachusetts corporation and View Tech Acquisition, Inc., a
          Delaware corporation, to that certain Agreement and Plan of Merger, dated as of September 5, 1996, by and among the Company, View Tech
          Acquisition, Inc., a California corporation and USTeleCenters, Inc., a
          Massachusetts corporation.(1)
 2.2      Form of Agreement of Merger by and among the Company, USTeleCenters,
          Inc., a Massachusetts corporation and View Tech Acquisition, Inc., a
          Delaware corporation.(1)
 2.3      Agreement and Plan of Merger, dated as of November 27, 1996 by and among View Tech, Inc., a California corporation and View Tech
          Delaware, Inc., a Delaware corporation.(2)
 2.4      Sale Agreement between the Company and VistaTel International, Inc., dated July 10, 1996.(3)
 2.5      Agreement and Plan of Merger by and among the Company, GroupNet, Inc.
          and Andrew W. Jamison dated August 30, 1996.(4)
 3.1      Certificate of Incorporation of the Company, as amended by Agreement and Plan of Merger, dated November 27, 1996.(2)
 3.2      Bylaws of the Company.(2)
 4.1      Warrant Agreement dated as of June 28, 1995 between the Company and
          U.S. Stock Transfer Corporation.(5)
 4.2      Form of Warrant between the Company and Telcom Holding, LLC.(2)
10.1      Dealer Agreement between the Company and PictureTel Corporation dated as of March 30, 1995.(6)
10.2      Employment Agreement between the Company and Franklin A. Reece, III dated as of November 29, 1996.(6)
10.3      Reserved
10.4      Reserved
10.5      Employment Agreement between the Company and William M. McKay, dated as of December 9, 1996.(7)
10.6      1995 Stock Option Plan, as amended.(8)
10.7      Amendment to the Dealer Agreement between the Company and PictureTel
          Corporation, dated as of August 1, 1995.(5)
10.8      1997 Stock Incentive Plan.(1)
10.9      Loan and Security Agreement, dated as of July 26, 1996, by and between the Company and USTeleCenters, Inc. and Promissory Note from
          USTeleCenters, Inc.(3)

                           Exhibit Index (Continued)

  Exhibit
  Number                        Description
  ------                        -----------
  10.10   Subordination Agreement, dated as of July 26, 1996, by and among the
          Company, the First National Bank of Boston, BancBoston Leasing, Inc.,
          and USTeleCenters, Inc.(3)
  10.11   Consulting Agreement, dated as of June 27, 1996, by and between the
          Company and Windermere Holdings, Incorporated.(3)
  10.12   Option Agreement, dated as of August 22, 1996 by and between the
          Company and Rolf N. Hufnagel.(3)
  10.13   Sublease Agreement, dated as of October 11, 1996, by and between
          Atlantic Steel Industries, Inc. and the Company, (together with prime
          Lease Agreement dated as of November 1, 1993 between Atlantic Steel
          Industries, Inc. and the State of California Public Employees'
          Retirement System).(2)
  10.14   Common Stock and Common Stock Purchase Warrants Agreement, dated as of
          December 31, 1996, by and between the Company and Telcom Holding, LLC, a Massachusetts limited liability company.(2)
  10.15   Letter Agreement, dated as of December 31, 1996, from the Company to
          Paul C. O'Brien and Mark P. Kiley.(2)
  10.16   Promissory Note of the Company, dated August 30, 1996, payable to
          Andrew W. Jamison.(4)
  10.17   Registration Rights Agreement, dated August 30, 1996, between the
          Company and Andrew W. Jamison.(4)
  10.18   Revolving Note with City National Bank, dated February 20, 1996.(9)
  10.19   Loan Agreements with Power-Data Services, Inc., dated February 15,
          1996 and March 22, 1996.(9)
   11.1   Computation of Earnings Per Share.(7)
   21.1   Subsidiaries of the Company.(7)
   23.1   Consent of Carpenter, Kuhen and Sprayberry.(7)
   23.3   Consent of Arthur Andersen LLP.(7)
   24.1   Power of Attorney.(7)
     27   Financial Data Schedule.(7)

--------------------------------------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-13459) and incorporated herein by reference.
(2)  Filed as an exhibit to the Company's Registration Statement on Form
     SB-2 (Registration No.33-91232) and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Report on Form 8-K, dated September 24, 1996, relating to the completion of the acquisition by the Company of GroupNet, Inc., and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(6)   Filed as an Exhibit to the Company's Registration Statement on Form
      SB-2 (registration No.333-19597), and incorporated herein by reference.
(7)   Filed herewith.
(8) Filed an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.