Form 10-Q
period 1997-03-31
VIEW TECH INC
filed 1997-05-15
CIK 746210

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------

                        Commission file number: 0-25940

                                VIEW TECH, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                       77-0312442
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

             950 FLYNN ROAD
             CAMARILLO, CA                        93012
(Address of principal executive offices)        (Zip Code)

      Registrant's Telephone Number, Including Area Code: (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of Shares Outstanding
                 Class                         as of May 12, 1997
                 -----                   ----------------------------
    Common Stock, $.0001 par value                 6,381,744

================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                  PAGE REFERENCE
                                                                  --------------
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
          March 31, 1997 (unaudited) and December 31, 1996              1

          Consolidated Statements of Operations
          Three Months Ended March 31, 1997 and 1996 (unaudited)        2

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1996 (unaudited)        3

          Notes to Consolidated Financial Statements (unaudited)        4

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7

PART II   OTHER INFORMATION

          Exhibits and Reports on Form 8-K                              11

          SIGNATURES                                                    12

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             March 31,         December 31,
                                                               1997                1996
                                                           ------------        ------------
                                                           (Unaudited)
CURRENT ASSETS:
     Cash                                                   $ 1,027,097        $   365,139
     Accounts receivable (net of reserves of $457,572
          and $479,774, respectively)                         9,921,503         10,609,832
     Inventory                                                2,164,783          2,063,028
     Other current assets                                       567,845            737,980
                                                            -----------        -----------

               Total Current Assets                          13,681,228         13,775,979

PROPERTY AND EQUIPMENT, net                                   2,839,232          2,798,476
GOODWILL, net                                                 1,604,449          1,632,370
OTHER ASSETS                                                    421,501            313,783
                                                            -----------        -----------

                                                            $18,546,410        $18,520,608
                                                            ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $ 6,541,333        $ 7,682,887
  Short-term bank debt -lines of credit                       1,924,998          1,829,428
  Current portion of capital lease obligations                  458,994            450,669
  Other current liabilities                                   2,280,532          2,198,485
  Accrued merger costs                                               --          1,160,494
                                                            -----------        -----------

   Total Current Liabilities                                 11,205,857         13,321,963
                                                            -----------        -----------

LONG-TERM OBLIGATIONS                                           576,311            779,920
                                                            -----------        -----------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                     --                 --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
    6,357,082 and 5,666,814 shares, at March 31,
  1997 and December 31, 1996, respectively                          636                567
  Additional paid-in capital                                 12,718,693          9,934,236
  Retained deficit                                           (5,955,087)        (5,516,078)
                                                            -----------        -----------
                                                              6,764,242          4,418,725
                                                            -----------        -----------
                                                            $18,546,410        $18,520,608
                                                            ===========        ===========

          See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended March 31,
                                             ------------------------------
                                                  1997            1996
                                             --------------   -------------
Revenues:
     Product sales and service revenues         $ 6,260,551      $5,581,318
     Agency commissions                           3,751,435       2,527,134
                                                -----------      ----------
                                                 10,011,986       8,108,452
                                                -----------      ----------
Cost and Expenses:
     Costs of goods sold                          4,568,209       3,890,468
     Sales and marketing expenses                 3,966,928       2,792,997
     General and administrative expenses          1,830,804       1,130,675
                                                -----------      ----------

                                                 10,365,941       7,814,140
                                                -----------      ----------

Income (Loss) from Operations                      (353,955)        294,312

Other Expense                                       (84,142)        (68,426)
                                                -----------      ----------

Income (Loss) Before Income Taxes                  (438,097)        225,886

Provision for Income Taxes                             (912)        (24,303)
                                                -----------      ----------

Net Income (Loss)                               $  (439,009)     $  201,583
                                                ===========      ==========

Earnings (Loss) Per Share                       $     (.07)      $      .03
                                                ===========      ==========

Weighted Average Shares Outstanding               6,169,491       5,767,662
                                                ===========      ==========




          See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                    1997          1996
                                                               ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              $  (439,009)   $  201,583
 Adjustments to reconcile net income (loss) to net cash
  from operating activities:
    Depreciation and amortization                                   305,595       244,572
    Provision for bad debts                                         (22,202)     (290,937)
    Loss on sale of assets                                            7,649            --
Changes in assets and liabilities:
  Accounts receivable                                               710,531      (495,106)
  Inventory                                                        (101,755)     (118,414)
  Other current assets                                               62,417       (41,067)
  Accounts payable                                               (1,141,554)      380,839
  Note payable to vendor                                                 --       (67,703)
  Other accrued liabilities                                        (993,449)       (1,668)
                                                                -----------    ----------

     Net cash used by operating activities                       (1,611,777)     (187,901)
                                                                -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (326,078)     (165,099)
  Short-term loan to PDS                                                  -      (265,000)
                                                                -----------    ----------

     Net cash used in investing activities                         (326,078)     (430,099)
                                                                -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                               95,570       434,382
  Repayments of capital lease and other debt obligations           (280,283)     (304,264)
  Issuance of common, net                                         2,784,526         8,016
                                                                -----------    ----------

     Net cash provided by financing activities                    2,599,813       138,134
                                                                -----------    ----------

NET INCREASE (DECREASE) IN CASH                                     661,958      (479,866)

CASH, beginning of period                                           365,139     1,949,761
                                                                -----------    ----------

CASH, end of period                                             $ 1,027,097    $1,469,895
                                                                ===========    ==========

SUPPLEMENTAL DISCLOSURES:
  Operating activities reflect:
    Interest paid                                               $    89,746    $  101,798
                                                                ===========    ==========
    Income taxes paid                                           $     2,800    $       --
                                                                ===========    ==========


          See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1 - GENERAL
----------------

     View Tech, Inc., along with its wholly-owned subsidiary, USTeleCenters, Inc., ("UST"), is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, Ascend Communications and Northern Telecom and markets network services through agency agreements with Bell Atlantic, GTE, NYNEX, Southwestern Bell and Sprint. The consolidated financial statements include the accounts of View Tech and UST. All significant intercompany balances and transactions have been eliminated in consolidation.

     In November 1996, View Tech completed its merger with UST (the "Merger") which was accounted for as a pooling of interest. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position, and cash flows of UST.

     The information for the three months ended March 31, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

     The Company has reclassified certain balance sheet and statement of operations items for prior periods in order to conform to the current periods' presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period from July 1, 1996 to December 31, 1996.


NOTE 2 - BASIS OF PRESENTATION
------------------------------


   A reconciliation of consolidated total revenues and net income to amounts applicable to the separate pooled companies prior to the Merger (effective, November 29, 1996) is as follows:

                                       Three Months Ended
                                         March 31, 1996
                                       -------------------
   Total revenues:
            View Tech............           $3,881,894
            USTeleCenters........            4,226,558
                                            ----------
                                            $8,108,452
                                            ==========
   Net income (loss):
            View Tech............           $  (13,604)
            USTeleCenters........              215,187
                                            ----------
                                            $  201,583
                                            ==========
   Net income (loss) per share
      (fully-diluted basis):
            View Tech............           $       --
            USTeleCenters........                  .03
                                            ----------

                                            $      .03
                                            ==========

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 3 - NET INCOME PER SHARE
-----------------------------

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock options and common stock purchase warrants when dilutive.

NOTE 4 - LINES OF CREDIT
------------------------

  The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expires on October 1, 1997 and provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate plus 1% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $500,000 under the Note as of March 31, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $500,000 outstanding under the Note, the Company has as of March 31, 1997, six outstanding standby letters of credits totaling $524,000. One letter of credit is issued to the Company's primary video conferencing equipment supplier as collateral for the Company's purchasing line of credit with such supplier. Of the remaining five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the six standby letters of credit, the credit line available under the Note has been reduced to $726,000.

  The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of March 31, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at March 31, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to August 1, 1997.

  In addition, UST had maintained a lease line-of-credit agreement with a bank which was converted into a term note as part of the forbearance agreement. At March 31, 1997, there was approximately $826,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of March 31, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. In connection with the renewal of the UST's revolving credit agreement, the lease line term note was revised to provide for additional credit of $250,000. This credit facility expires on August 1, 1997.

NOTE 5- SALE OF COMMON STOCK
----------------------------

  The Company sold to one investor, Telcom Holding, LLC, an aggregate of $2,860,000 of common stock on three separate closings occurring in January and March, 1997. In addition, the Company issued an aggregate of 487,500 warrants to purchase common stock at $6.50 per share in connection with this transaction. The Company will use such funds for working capital and to pay a portion of the costs incurred in connection with the Merger.

                                VIEW TECH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 6 - COMMITMENTS
--------------------

     The Company executed a new office lease agreement in January, 1997 to house its New York City operations. The lease provides for monthly rental payments of $16,573 plus its proportionate share of building operating expenses. The lease expires on August 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. Except for historical information contained herein, the statements in this Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its future capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or NYNEX, disruption in supply, failure of PictureTel or NYNEX to remain competitive in product quality, function or price or a determination by PictureTel or NYNEX to reduce reliance on independent providers such as the Company; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

GENERAL

  View Tech commenced operations in July 1992. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. In November 1996, the Company acquired USTeleCenters, Inc., a Massachusetts corporation headquartered in Boston, Massachusetts ("USTeleCenters"), in a merger transaction (the "Merger"), which was accounted for as a pooling-of-interests for financial reporting purposes and pursuant to which USTeleCenters merged into USTeleCenters, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("UST"). At the time of the Merger, the Company operated out of 14 offices covering 24 states and employed 75 people. The Merger resulted in the addition of three offices and 225 additional employees.

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

  The Company intends to continue its expansion activities in calendar year 1997 through both internal expansion and strategic acquisitions, although there can be no assurances that the Company will be able to do so. Although management anticipates that the revenues generated by its existing offices, as well as the offices acquired through acquisition or expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely affected.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 --------------------
                                                   1997        1996
                                                 ---------   --------
                                                     (Unaudited)

       Revenues:
        Product sales and service revenues....       62.5%      68.8%
        Agency commissions....................       37.5       31.2
                                                   ------      -----
                                                    100.0      100.0
                                                   ======      =====
       Costs and Expenses:
        Costs of goods sold...................       45.6       48.0
        Sales and marketing expenses..........       39.6       34.5
        General and administrative expenses...       18.3       13.9
                                                   ------      -----
                                                   (103.5)      96.4
                                                   ------      -----

       Income (Loss) from Operations..........       (3.5)       3.6
       Other Expense..........................       (0.8)      (0.8)
                                                   ------      -----
       Income (Loss) Before Income Taxes......       (4.3)       2.8
       Provision for Income Taxes.............       (0.1)      (0.3)
                                                   ------      -----
       Net (Loss) Income......................      (4.4)%       2.5%
                                                   ======      =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

  Total revenues for the three months ended March 31, 1997 increased by $1.904 million or 23.5% to $10.012 million from $8.108 million in 1996.

 Product Sales and Services

  Product sales and service revenues increased by $679,233 or 12.2% to $6.261 million in 1997 from $5.581 million in 1996. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1996, including increasing its videoconferencing sales force to 34 representatives at March 31, 1997, compared to 19 representatives at March 31, 1996.

 Agency Commissions

  Agency commissions for 1997 increased by $1.224 million or 48.4% to $3.751 million from $2.527 million in 1996. The increase in agency commissions was due to the Company beginning to rebuild its telemarketing sales force in 1997 to enable it to market new product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

  Costs of goods sold for 1997 increased by $677,741 or 17.4% to $4.568 million from $3.890 million in 1996. Costs of goods sold as a percentage of revenues decreased to 45.6% in 1997 from 48.0% in 1996. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. Costs of goods sold as a percetnage of revenues decreased due to the fact that such costs grew at a slower rate than overall revenues.

  Sales and marketing expenses for 1997 increased by $1.174 million or 42.0% to $3.967 million from $2.793 million in 1996. Sales and marketing expenses as a percentage of revenues increased to 39.6% in 1997 from 34.5% in 1996. The dollar increase in selling and marketing expenses was primarily due to the increase in the number of sales representatives and to higher sales volume which resulted in higher compensation and related expenses for the Company's sales force. Sales and marketing expenses as a percentage of revenues increased due to the fact that selling expenses grew at a greater rate than overall revenues.

  General and administrative expenses for 1997 increased by $700,129 or 61.9% to $1.831 million from $1.131 million in 1996. General and administrative expenses as a percentage of total revenues increased to 18.3% in 1997 from 13.9% in 1996. The dollar increase in general and administrative expenses was primarily due to a general increase in such expenses as a result of the expansion of the Company's videoconferencing and agency business. General and administrative expenses as a percentage of revenues increased due to the fact that such expenses grew at a greater rate than revenues.

  Income from operations decreased $648,267 to a loss of $(353,955) in 1997 from income of $294,312 in 1996. The loss from operations for 1997 related to the increases in sales and marketing expenses, and general and administrative expenses, discussed above. Income from operations as a percentage of revenues decreased to (3.5)% for 1997, compared to 3.6% for 1996.

  Other expense, primarily representing interest expense, for 1997 remained level with 1996.

  Provision for income tax expense decreased $23,391 to $912 in 1997 compared to a provision of $24,303 for 1996. The decrease in the tax provision was related to the Company's current period pre-tax loss.

  Net income decreased $640,592 to a loss of $(439,009) in 1997 from net income of $201,583 for 1996. Net income as a percentage of revenues decreased to (4.4)% for 1997 compared to 2.5% for 1996. Net income per share decreased to $(.07) for 1997 compared to $.03 for 1996. The weighted average number of shares outstanding increased to 6,169,491 for 1997 from 5,767,622 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

  Net cash used for operating activities for the three months ended March 31, 1997 (the "Period") was $1.612 million. The primary uses of cash in the first quarter of 1997 were decreases in accounts payable and other accrued liabilities of $1.142 million and $993,449, respectively. Sources of cash from operating activities were primarily related to a decrease in accounts receivable $710,531.

  Net cash used for investing activities for the Period was $326,078, relating to the purchase of office furniture and computer equipment.

  Net cash provided by financing activities for the Period was $2.600 million, relating to net proceeds of $2.785 million from the sale of common stock by the Company, offset by the repayment of $280,283 in debt obligations.

  The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expires on October 1, 1997 and provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate plus 1% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $500,000 under the Note as of March 31, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $500,000 outstanding under the Note, the Company has as of March 31, 1997, six outstanding standby letters of credits totaling $524,000. One letter of credit is issued to the Company's primary video conferencing equipment supplier as collateral for the Company's purchasing line of credit with such supplier. Of the remaining five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the six standby letters of credit, the credit line available under the Note has been reduced to $726,000.

  The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of March 31, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at March 31, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to August 1, 1997.

  In addition, UST had maintained a lease line-of-credit agreement with a bank which was converted into a term note as part of the forbearance agreement. At March 31, 1997, there was approximately $826,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of March 31, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. In connection with the renewal of the UST's revolving credit agreement, the lease line term note was revised to provide for additional credit of $250,000. This credit facility expires on August 1, 1997.

  The Company sold to one investor, Telcom Holding, LLC, an aggregate of $2,860,000 of common stock on three separate closings occurring in January and March, 1997. In addition, the Company issued an aggregate of 487,500 warrants to purchase common stock at $6.50 per share in connection with this transaction. The Company will use such funds for working capital and to pay a portion of the costs incurred in connection with the Merger.

  UST's lines of credit are due on August 1, 1997. UST is subject to a forbearance agreement which enables the lender to foreclose on the debt if UST's financial condition falls below certain minimum standards. The forbearance agreement, as amended, was originally entered into on June 14, 1995. Based on UST's relationship with the lender, the Company's management anticipates that the lender will refinance the lines of credit or extend the date on which the lines of credit must be paid. However, if the lender does not refinance such lines of credit and the Company has not raised additional equity and/or arranged for alternative bank financing, the Company will not have sufficient cash to repay the lender when the debt comes due. There can be no assurance that the Company will be able to renegotiate the lines of credit with the lender, and if the lender requires payment in August 1997, there can be no assurance that the Company will be able to raise the additional funds necessary to meet the Company's operating needs and capital requirements or that such funds, if available, can be obtained on terms acceptable to the Company. The failure to refinance the lines of credit, raise additional capital or obtain additional bank financing will have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company raises additional capital by issuing equity securities, ownership dilution to current stockholders of the Company will result.

  The Company may require additional working capital to efficiently operate its business, continue to implement its growth strategy and to adequately provide for its working capital needs. In this regard, the Company will continue to seek private equity or debt financing to satisfy its capital needs. However, exclusive of the cash required to repay the UST debt obligations on August 1, 1997 and to fund additional expansion activities, the Company believes that its existing cash balances, combined with its anticipated operating cash flow and borrowings under existing credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

  The Company may require additional working capital in order to operate its business efficiently and to implement its internal expansion and acquisition strategy. The Company plans to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. In connection with the private placement of its securities, the Company sold to one investor, Telcom Holdings, LLC, an aggregate of $2,860,000 of common stock on three separate closings occurring in January and March 1997. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, when and if needed, on terms acceptable to the Company could force the Company to alter its business strategy, including but not limited to, its acquisition strategy, in the future.

UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION AND FUTURE ACQUISITIONS

  Management anticipates that the Company will continue to grow not only through internal expansion, but also through acquisitions of other entities. Since July 1992, View Tech, by virtue of its expansion activity, has grown from two employees in one location to approximately 300 employees in 16 locations at March 31, 1997. In the past several months, View Tech has acquired three businesses, including USTeleCenters. By virtue of rapid internal growth and external growth through acquisitions, the Company will be subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a long history of combined operations of View Tech with another entity, it is possible that the Company will encounter difficulties, such as, integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will achieve the anticipated benefits of its recent acquisitions.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

  View Tech and USTeleCenters have operated since 1992 and 1987, respectively. On a combined basis, the Company incurred a net loss for the three months ended March 31, 1997 and has operated as a combined entity since November 29, 1996. Although the Company achieved profitability and reported net income of $424,056 for fiscal 1996, it reported a net loss of $3,017,218 and $1,876,810 and for the six months ended December 31, 1996 and the fiscal year ended June 30, 1995. In the future, View Tech may continue to experience significant fluctuations in operating results as a result of a number of factors, including delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, View Tech's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that View Tech will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL AND NYNEX

  For the three months ended December 31, 1996, approximately 43% and 14% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by NYNEX, respectively. Termination of or change of the Company's business relationships with PictureTel or NYNEX, disruption in supply, failure of PictureTel or NYNEX to remain competitive in product quality, function or price or a determination by PictureTel or NYNEX to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operation. The Company is a party to agreements with PictureTel and NYNEX that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel and NYNEX agreements expire on August 1, 2000, and December 31, 1998, respectively. The PictureTel and NYNEX agreements can be terminated without cause upon 60 days and 12 months written notice by the suppliers, respectively. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

PART II.      OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     (a)  Exhibits

          10.1      Severance and Consulting Agreement by and between, View Tech, Inc. and John W.
                    Hammon, dated April 22, 1997.
          10.2      Tenth Amendment to Revolving Credit, Term Loan and Security Agreement between
                    USTeleCenters, Inc. and The First National Bank of Boston, dated March 31, 1997.
          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

          -    Current Report on Form 8-K, dated January 15, 1997, regarding the appointment of Paul C.
               O'Brien as Chairman of the Board and the investment in View Tech common stock and common stock purchase warrants by Telcom Holding, LLC of which Mr. O'Brien is a member and manager.

          -    Current report on Form 8-K/A, dated February 14, 1997, presenting the pro-forma information for the three months ended September 30, 1996 and 1995 in connection with the Company's merger with USTeleCenters, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIEW TECH, INC.



Date:  May 15, 1997                     By: \s\ William M. McKay
                                            --------------------------------
                                            William M. McKay
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)