Form 10-Q
period 1997-06-30
VIEW TECH INC
filed 1997-08-14
CIK 746210

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                          77-0312442
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

         3760 CALLE TECATE, SUITE A
               CAMARILLO, CA                         93012
   (Address of principal executive offices)       (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -     -

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                         Number of Shares Outstanding
                   Class                    as of August 8, 1997
                   -----                    --------------------
        Common Stock, $.0001 par value            6,381,744


================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE REFERENCE
                                                                                     --------------

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                                               1

          Consolidated Statements of Operations
          Three Months and Six Months Ended June 30, 1997 and 1996                          2

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996                                           3

          Notes to Consolidated Financial Statements                                        4

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                               6

PART II   OTHER INFORMATION

          Exhibits and Reports on Form 8-K                                                 14

          SIGNATURES                                                                       15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          June 30,     December 31,
                                                            1997           1996
                                                        ------------   ------------
CURRENT ASSETS:                                         (unaudited)
 Cash and cash equivalents                              $   880,099     $   365,139
 Accounts receivable (net allowance for doubtful
  accounts of $426,953 and $479,774, respectively)       11,109,489      10,609,832
 Inventory                                                2,291,799       2,063,028
 Other current assets                                       509,134         737,980
                                                        -----------     -----------

     Total Current Assets                                14,790,521      13,775,979

PROPERTY AND EQUIPMENT, net                               2,822,145       2,798,476
GOODWILL, net                                             1,576,527       1,632,370
OTHER ASSETS                                                371,139         313,783
                                                        -----------     -----------

                                                        $19,560,332     $18,520,608
                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $ 6,473,534     $ 7,682,887
  Short-term bank debt-lines of credit                    2,507,201       1,829,428
  Current portion of capital lease obligations              472,812         450,669
  Other current liabilities                               2,580,280       2,198,485
  Accrued merger costs                                           --       1,160,494
                                                        -----------     -----------

     Total Current Liabilities                           12,033,827      13,321,963
                                                        -----------     -----------

LONG-TERM LIABILITIES                                       585,371         779,920
                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                 --              --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
    6,381,744 and 5,666,814 shares at June 30, 1997
    and December 31, 1996, respectively                         638             567
  Additional paid-in capital                             12,718,691       9,934,236
  Retained deficit                                       (5,778,195)     (5,516,078)
                                                        -----------     -----------
                                                          6,941,134       4,418,725
                                                        -----------     -----------
                                                        $19,560,332     $18,520,608
                                                        ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       -------------------------    -------------------------
                                                           1997          1996          1997           1996
                                                       -----------    ----------    -----------    -----------
Revenues:
 Product sales and service revenues                    $ 8,108,739    $5,908,974    $14,369,290    $11,490,292
 Agency commissions                                      4,117,727     3,052,224      7,869,162      5,579,358
                                                       -----------    ----------    -----------    -----------
                                                        12,226,466     8,961,198     22,238,452     17,069,650
                                                        ----------    ----------    -----------    -----------
Costs and Expenses:
 Costs of goods sold                                     5,809,980     4,333,363     10,378,189      8,314,364
 Sales and marketing expenses                            4,695,008     3,075,281      8,661,935      5,721,554
 General and administrative expenses                     1,494,848     1,461,678      3,325,653      2,648,588
                                                       -----------    ----------    -----------    -----------
                                                        11,999,836     8,870,322     22,365,777     16,684,506
                                                       -----------    ----------    -----------    -----------

Income (Loss) from Operations                              226,630        90,876       (127,325)       385,144
                                                       -----------    ----------    -----------    -----------

Other Expenses                                             (49,273)     (419,481)      (133,415)      (487,907)
                                                       -----------    ----------    -----------    -----------

Income (Loss) Before Provision for Income Taxes            177,357      (328,605)      (260,740)      (102,763)

Provision for Income Taxes                                    (465)      156,933         (1,377)       132,630
                                                       -----------    ----------    -----------    -----------

Net Income (Loss)                                      $   176,892    $ (171,672)   $  (262,117)   $    29,867
                                                       ===========    ==========    ===========    ===========

Earnings (Loss) Per Share                              $      0.03    $    (0.03)    $    (0.04)   $      0.01
                                                       ===========    ==========    ===========    ===========

Weighted Average
  Shares Outstanding                                     6,381,744     5,127,107      6,285,898      5,119,641
                                                       ===========    ==========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   1997           1996
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  (262,117)   $    29,867
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
   Depreciation and amortization                                   560,963        496,120
   Provision for bad debts                                         (52,821)      (141,574)
   Write-off of note receivable                                         --        265,000
Changes in assets and liabilities:
   Accounts receivable                                            (446,836)    (1,248,390)
   Inventory                                                      (228,771)      (256,888)
   Other assets                                                    168,623       (145,585)
   Accounts payable                                             (1,209,353)     1,150,169
   Accrued merger costs                                         (1,160,494)            --
   Other accrued liabilities                                       381,794       (153,484)
                                                               -----------    -----------

      Net cash used by operating activities                     (2,249,012)        (4,765)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of property and equipment                             (458,329)      (376,354)
   Short-term loan to PDS                                               --       (265,000)
                                                               -----------    -----------

      Net cash used in investing activities                       (458,329)      (641,354)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                            677,773        397,706
   Repayments of capital lease and other debt obligations         (239,998)      (246,039)
   Issuance of common, net                                       2,784,526          9,890
                                                               -----------    -----------

      Net cash provided by financing activities                  3,222,301        161,557
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    514,960       (484,562)

CASH AND CASH EQUIVALENTS, beginning of period                     365,139      1,949,761
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   880,099    $ 1,465,199
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Operating activities reflect:
      Interest paid                                            $   151,605    $   180,713
                                                               ===========    ===========
      Income taxes paid                                        $     2,800    $     4,800
                                                               ===========    ===========
   Equipment acquired under capital lease obligations          $    50,395    $    40,687
                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 1 - GENERAL
----------------

     View Tech, Inc., along with its wholly-owned subsidiary, USTeleCenters, Inc. ("UST"), is a leading, single- source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, Ascend Communications and Northern Telecom, and markets network services through agency agreements with Bell Atlantic, GTE, NYNEX, Southwestern Bell and Sprint. The consolidated financial statements include the accounts of View Tech and UST. All significant intercompany balances and transactions have been eliminated in consolidation.

     In November 1996, View Tech completed its merger (the "Merger") with UST which was accounted for as a pooling of interest. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position and cash flows of UST.

     The information for the six months ended June 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

NOTE 2 - BASIS OF PRESENTATION
-------------------------------

   A reconciliation of consolidated total revenues and net income to amounts applicable to the separate pooled companies prior to the Merger (effective, November 29, 1996) is as follows:

                                       Three            Six
                                    Months Ended    Months Ended
                                    June 30, 1996   June 30, 1996
                                    -------------   -------------
   Total revenues:
            View Tech............    $4,798,903      $ 8,680,797
            USTeleCenters........     4,162,295        8,388,853
                                     ----------      -----------
                                     $8,961,198      $17,069,650
                                     ==========      ===========
   Net income (loss):
            View Tech............    $ (382,397)     $  (396,001)
            USTeleCenters........       210,725          425,868
                                     ----------      -----------
                                     $ (171,672)     $    29,867
                                     ==========      ===========
   Net income (loss) per share
      (fully-diluted basis):
            View Tech............    $    (0.07)     $     (0.07)
            USTeleCenters........          0.04             0.08
                                     ----------      -----------
                                     $    (0.03)     $      0.01
                                     ==========      ===========

                                VIEW TECH, INC.

                                  (UNAUDITED)

NOTE 3 - NET INCOME PER SHARE
-----------------------------

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock options and common stock purchase warrants when dilutive.

NOTE 4 - LINES OF CREDIT
------------------------

     The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expires on October 1, 1997 and provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate (8.5% at June 30, 1997) plus 1% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $500,000 under the Note as of June 30, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $500,000 outstanding under the Note, the Company had, as of June 30, 1997, six outstanding standby letters of credits totaling $524,000. One letter of credit, which is currently being renewed, is issued to the Company's primary video conferencing equipment supplier as collateral for the Company's purchasing line of credit with such supplier. Of the remaining five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the six standby letters of credit and amounts utilized, the credit line available under the Note has been reduced to $726,000.

     The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of June 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at June 30, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to October 1, 1997.

     In addition, UST had maintained a lease line-of-credit agreement with a bank which is being paid in monthly installments as part of the forbearance agreement. At June 30, 1997, there was approximately $632,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of June 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. In connection with the renewal of UST's revolving credit agreement, the lease line term note was revised to provide for additional credit of $250,000. This credit facility has been extended to October 1, 1997.

     The Company is in the process of reevaluating its banking relationships and short and long-term credit needs and is currently seeking to consolidate its banking relationships whereby it will utilize only one financial institution for its credit needs. However, there can be no assurance that it will be able to do so. In the event that the Company is unable to consolidate its banking relationships, it will seek to extend its current credit facilities with its existing lenders. However, there can be no assurance that the Company will be able to extend such credit facilities on acceptable terms or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except for historical information contained herein, the statements in this Quarterly Report on Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds and to consolidate and/or extend its credit facilities that may be necessary to meet its future capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel, NYNEX, Bell Atlantic or GTE disruption in supply, failure of PictureTel, NYNEX, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, NYNEX, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

General

     View Tech commenced operations in July 1992. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. In November 1996, the Company acquired USTeleCenters, Inc., a Massachusetts corporation headquartered in Boston, Massachusetts ("USTeleCenters"), in a merger transaction (the "Merger"), which was accounted for as a pooling-of-interests for financial reporting purposes and pursuant to which USTeleCenters merged into USTeleCenters, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("UST"). At the time of the Merger, the Company operated out of 15 offices covering 24 states and employed 75 people. The Merger resulted in the addition of three offices and 225 additional employees.

  The Company markets and installs video communications systems and provides continuing services relating to installed systems. In addition, as a result of the Merger, the Company designs, sells, manages and supports telecommunications systems solutions for small and medium-sized businesses throughout the United States. In addition, the Company develops and manages sales and customer service programs on an outsourced basis for (i) certain Regional Bell Operating Companies ("RBOCs"), (ii) other telecommunications service providers and (iii) equipment manufacturers under agency and value-added reseller ("VAR") agreements. In New England and New York, the Company also provides systems integration and on-going account management consulting for middle market customers. On behalf of its RBOC clients, the Company sells high speed data services, Internet access, Centrex network services, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services such as remote-call-forwarding.

  The Company intends to continue its expansion activities in calendar year 1997 through both internal expansion and strategic acquisitions, although there can be no assurance that the Company will be able to do so. Although management anticipates that the revenues generated by its existing offices, as well as the offices acquired through acquisition or expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely affected.

RESULTS OF OPERATIONS


     The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                           Three Months Ended      Six Months Ended
                                                 June 30,              June 30,
                                           ------------------      ----------------
                                            1997         1996        1997     1996
                                           -----        -----       -----    -----
Revenues:
 Product sales and service revenues....     66.3%        65.9%       64.6%    67.3%
 Agency commissions....................     33.7         34.1        35.4     32.7
                                           -----        -----       -----    -----
                                           100.0        100.0       100.0    100.0
                                           =====        =====       =====    =====
Costs and Expenses:
 Costs of goods sold...................     47.5         48.4        46.6     48.7
 Sales and marketing expenses..........     38.4         34.3        39.0     33.5
 General and administrative expenses...     12.2         16.3        15.0     15.5
                                           -----        -----       -----    -----
                                            98.1         99.0       100.6     97.7
                                           -----        -----       -----    -----

Income (Loss) from Operations..........      1.9          1.0        (0.6)     2.3
Other Expense..........................     (0.4)        (4.7)       (0.6)    (2.9)
                                           -----        -----       -----    -----
Income (Loss) Before Provision for
 Income Taxes..........................      1.5         (3.7)       (1.2)    (0.6)
Provision for Income Taxes.............      0.0          1.8         0.0      0.8
                                           -----        -----       -----    -----
Net (Loss) Income......................      1.5%        (1.9)%      (1.2)%    0.2%
                                           =====        =====       =====    =====

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

REVENUES

     Total revenues for the three months ended June 30, 1997 increased by $3.265 million or 36.4% to $12.226 million from $8.961 million in 1996.

 Product Sales and Services

     Product sales and service revenues increased by $2.200 million or 37.2% to $8.109 million in 1997 from $5.909 million in 1996. This increase in product sales and services was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1996, including an increase in its videoconferencing sales force to 28 representatives at June 30, 1997, from 21 representatives at June 30, 1996.

 Agency Commissions

     Agency commissions for 1997 increased by $1.066 million or 34.9% to $4.118 million from $3.052 million in 1996. This increase in agency commissions was due to the Company increasing its sales force during the past several quarters to meet increased demand for its product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

  Costs of goods sold for 1997 increased by $1.477 or 34.1% to $5.810 million from $4.333 million in 1996. Costs of goods sold as a percentage of revenues decreased to 47.5% in 1997 from 48.4% in 1996. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. Costs of goods sold as a percentage of revenues decreased due to the fact that such costs grew at a slower rate than overall revenues.

  Sales and marketing expenses for 1997 increased by $1.620 million or 52.7% to $4.695 million from $3.075 million in 1996. Sales and marketing expenses as a percentage of revenues increased to 38.4% in 1997 from 34.3% in 1996. The dollar increase in selling and marketing expenses was primarily due to the increase in compensation costs and related expenses of $1.221 million. During the past several quarters the Company's expansion activities focused primarily on increasing sales representatives and support personnel as well as opening new sales offices. These efforts have significantly contributed to the increase in sales and marketing expenses. Sales and marketing expenses as a percentage of revenues increased due to the fact that selling expenses grew at a greater rate than overall revenues.

  General and administrative expenses for 1997 increased by $33,170 or 2.3% to $1.495 million from $1.462 million in 1996. General and administrative expenses as a percentage of total revenues decreased to 12.2% in 1997 from 16.3% in 1996. The Company's implementation of new cost reduction and control procedures has contributed to better control of the growth of overall general and administrative expenses. General and administrative expenses as a percentage of revenues decreased due to the fact that such expenses grew at a slower rate than revenues.

  Income from operations increased $135,754 to $226,630 in 1997 from income of $90,876 in 1996. This increase in income from operations for 1997 related to the overall increase in total revenues, coupled with the Company's implementation of additional cost reduction and control procedures. Income from operations as a percentage of revenues increased to 1.9 % for 1997, compared to 1.0% for 1996.

  Other expense decreased $370,208 to $49,273 in 1997 from $419,481 in 1996.
This decrease was primarily due to the fact that the Company wrote-off a note receivable from Power-Data Services, Inc. ("PDS"), for $265,000 as of June 30, 1996, in connection with the termination of the PDS acquisition in May 1996 and
no similar write-off was taken in 1997.   In addition, net interest expense
decreased by $82,000 in 1997, compared to 1996.

  Provision for income tax expense increased by $157,398 to a provision of $465 in 1997, compared to a tax benefit of $156,933 for 1996. The tax provision for the quarter ended June 30, 1997 was offset by operating loss carryforwards.
The increase in the tax provision was related to a deferred tax benefit recognized in 1996 which related to the previous pre-tax losses.

  Net income increased $348,564 to $176,892 in 1997 from a net loss of $171,672 for 1996. Net income (loss) as a percentage of revenues increased to 1.5% for 1997 compared to (1.9)% for 1996. Net income (loss) per share increased to $0.03 for 1997 compared to a loss of $(0.03) for 1996. The weighted average number of shares outstanding increased to 6,381,744 for 1997 from 5,127,107 in 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues

     Total revenues for the six months ended June 30, 1997 increased by $5.168 million or 30.3% to $22.238 million from $17.070 million in 1996.

 Product Sales and Services

     Product sales and service revenues increased by $2.879 or 25.1% to $14.369 million in 1997 from $11.490 million in 1996. This increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1996, including increasing its videoconferencing sales force to 28 representatives at June 30, 1997, from 21 representatives at June 30, 1996.

 Agency Commissions

     Agency commissions for 1997 increased by $2.290 million or 41.0% to $7.869 million from $5.579 million in 1996. The increase in agency commissions was due to the Company increasing its sales force during the past several quarters to meet increased demand for its product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

     Costs of goods sold for 1997 increased by $2.064 million or 24.8% to $10.378 million from $8.314 million in 1996. Costs of goods sold as a percentage of revenues decreased to 46.6% in 1997 from 48.7% in 1996. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. Costs of goods sold as a percentage of revenues decreased due to the fact that such costs grew at a slower rate than overall revenues.

     Sales and marketing expenses for 1997 increased by $2.940 million or 51.4% to $8.662 million from $5.722 million in 1996. Sales and marketing expenses as a percentage of revenues increased to 39.0% in 1997 from 33.5% in 1996. The dollar increase in selling and marketing expenses was primarily due to the increases in compensation costs and related expenses of $2.275 million. During the past several quarters, the Company's expansion activities focused primarily on increasing sales representatives and support personnel as well as opening new sales offices. These efforts have significantly contributed to the increase in sales and marketing expenses. Sales and marketing expenses as a percentage of revenues increased due to the fact that selling expenses grew at a greater rate than overall revenues.

     General and administrative expenses for 1997 increased by $677,065 or 25.6% to $3.326 million from $2.649 million in 1996. General and administrative expenses as a percentage of total revenues decreased to 15.0% in 1997 from 15.5% in 1996. The dollar increase in general and administrative expenses was primarily due to increases in administrative salaries and related costs of $274,000, professional fees of $128,000 and an overall increase in other general office expenses as a result of the expansion of the Company's videoconferencing and agency business. The Company's implementation of new cost reduction and control procedures has contributed to better control of the growth of overall general and administrative expenses. General and administrative expenses as a percentage of revenues decreased due to the fact that such expenses grew at a slower rate than revenues.

     Income from operations decreased $512,469 to a loss of $127,325 in 1997 from income of $385,144 in 1996. This loss from operations for 1997 related to the changes in revenues and operating expenses discussed above. Income (loss) from operations as a percentage of revenues decreased to (0.6)% for 1997, compared to 2.3% for 1996.

     Other expense decreased $354,492 to $133,415 in 1997 from $487,907 in 1996.
This decrease was primarily due to the fact that the Company wrote-off a note receivable from PDS for $265,000 in connection with the termination of the PDS acquisition in May 1996 and no similar write-off was taken in 1997. In addition, net interest expense decreased by $76,000 in 1997, compared to 1996.

     Provision for income tax expense increased $134,007 to a provision of $1,377 in 1997 compared to a tax benefit of $132,630 for 1996. This increase in the tax provision was related to a deferred tax benefit, recognized in 1996, created by the Company's previous pre-tax losses. The Company did not recognize a similar benefit for the six months ended June 30, 1997.

     Net income decreased $291,984 to a loss of $262,117 in 1997 from net income of $29,867 for 1996. Net income (loss) as a percentage of revenues decreased to (1.2)% for 1997 compared to 0.2% for 1996. Net income (loss) per share decreased to $(0.04) for 1997 compared to $0.01 for 1996. The weighted average number of shares outstanding increased to 6,285,898 for 1997 from 5,119,641 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

      Net cash used for operating activities for the six months ended June 30, 1997 (the "Period") was $2.249 million. The primary uses of cash in the second quarter of 1997 was an increase in accounts receivable of $446,836 and decreases in accounts payable, accrued merger costs and other accrued liabilities of $1.209 million, $1.160 million and $381,794, respectively.

     Net cash used for investing activities for the Period was $458,329, relating to the purchase of office furniture and computer equipment.

     Net cash provided by financing activities for the Period was $3.222 million, relating to net proceeds of $2.785 million from the sale of common stock by the Company, and additional net borrowings under lines of credit of $677,773, offset by the repayment of $239,998 in other debt obligations.

     The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expires on October 1, 1997 and provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate (8.5% at June 30, 1997) plus 1.0% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $500,000 under the Note as of June 30, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $500,000 outstanding under the Note, the Company had, as of June 30, 1997, six outstanding standby letters of credits totaling $524,000. One letter of credit, which is currently being renewed, is issued to the Company's primary video conferencing equipment supplier as collateral for the Company's purchasing line of credit with such supplier. Of the remaining five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the six standby letters of credit and amounts utilized, the credit line available under the Note has been reduced to $726,000.

     The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of June 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at June 30, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to October 1, 1997.

     In addition, UST had maintained a lease line-of-credit agreement with a bank which is being repaid in monthly installments as part of the forbearance agreement. At June 30, 1997, there was approximately $632,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of June 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. In connection with the renewal of UST's revolving credit agreement, the lease line term note was revised to provide for additional credit of $250,000. This credit facility has been extended to October 1, 1997.

     The Company is in the process of reevaluating its banking relationships and short and long-term credit needs and is currently seeking to consolidate its banking relationship whereby it will utilize only one financial institution for its credit needs. However, there can be no assurance that it will be able to do so. In the event that the Company is unable to consolidate its banking relationships, it will seek to extend its current credit facilities with its existing lenders. However, there can be no assurance that the Company will be able to extend such credit facilities on acceptable terms or at all.


     UST's lines of credit are due on October 1, 1997. UST is subject to a forbearance agreement which enables the lender to foreclose on the collateral underlying the debt if UST's financial condition falls below certain minimum standards. The forbearance agreement, as amended, was originally entered into on June 14, 1995. Based on UST's relationship with the lender, management anticipates that the lender will refinance the lines of credit or extend the date on which the lines of credit must be paid. However, if the lender does not refinance such lines of credit and the Company has not raised additional equity and/or arranged for alternative bank financing, the Company will not have sufficient cash to repay the lender when the debt comes due. There can be no assurance that the Company will be able to renegotiate the lines of credit with the lender, and if the lender requires payment in October 1997, there can be no assurance that the Company will be able to raise the additional funds necessary to meet the Company's operating needs and capital requirements or that such funds, if available, can be obtained on terms acceptable to the Company. The failure to refinance the lines of credit, raise additional capital or obtain additional bank financing will have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company raises additional capital by issuing equity securities, ownership dilution to current stockholders of the Company will result.

     The Company will require additional working capital to efficiently operate its business, continue to implement its growth strategy and to provide adequately for its working capital needs. In this regard, the Company will continue to seek private equity or debt financing to satisfy its capital needs. However, exclusive of the cash required to repay the UST debt obligations on October 1, 1997 and to fund additional expansion activities, the Company believes that its existing cash balances, combined with its anticipated operating cash flow and borrowings under existing credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

     The Company will require additional working capital in order to operate its business efficiently and to implement its internal expansion and acquisition strategy. The Company is in the process of reevaluating its banking relationships and short and long-term credit needs and is currently seeking to consolidate its banking relationship whereby it will utilize only one financial institution for its credit needs. However, there can be no assurance that it will be able to do so. In the event that the Company is unable to consolidate its banking relationships, it will seek to extend its current credit facilities with its existing lenders. However, there can be no assurance that the Company will be able to extend such credit facilities on acceptable terms or at all. In addition, the Company plans to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. In connection with the private placement of its securities, the Company sold to one investor, Telcom Holdings, LLC, an aggregate of $2,860,000 of common stock on three separate closings occurring in January and March 1997. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy, including but not limited to, its acquisition strategy, in the future.

UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION AND FUTURE ACQUISITIONS

     Management anticipates that the Company will continue to grow not only through internal expansion, but also through acquisitions of other entities. Since July 1992, View Tech, by virtue of its expansion activity, has grown from two employees in one location to over 300 employees in 15 locations at June 30, 1997. In the past fourteen months, View Tech has acquired three businesses, including USTeleCenters. By virtue of rapid internal growth and external growth through acquisitions, the Company will be subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a long history of combined operations of View Tech with another entity, it is possible that the Company will encounter difficulties, such as, integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will achieve the anticipated benefits of its recent acquisitions.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

     View Tech and USTeleCenters have operated since 1992 and 1987, respectively. On a combined basis, the Company reported net income for the three months ended June 30, 1997 and reported a net loss for the six months ended June 30, 1997, and has operated as a combined entity since November 29, 1996. Although the Company achieved profitability and reported net income of $424,056 for fiscal 1996, it reported a net loss of $3,017,218 and $1,876,810 and for the six months ended December 31, 1996 and the fiscal year ended June 30, 1995. In the future, View Tech may continue to experience significant fluctuations in operating results as a result of a number of factors, including, with limitations, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services; and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, View Tech's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that View Tech will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, NYNEX, BELL ATLANTIC AND GTE

     For the six months ended June 30, 1997, approximately 40% and 15% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by NYNEX, Bell Atlantic and GTE respectively. Termination of or change of the Company's business relationships with PictureTel, NYNEX, Bell Atlantic or GTE disruption in supply, failure of PictureTel, NYNEX, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, NYNEX, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operation. The Company is a party to agreements with PictureTel, NYNEX, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, NYNEX, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1997 Annual Meeting of Stockholders, held on May 19, 1997, the stockholders approved several proposals as follows:

1. Proposal to elect three Class III Directors to the Board of Directors to serve as directors until the Company's annual meeting of stockholders in the year 2000, and until their successors are elected and qualified. Management's nominees for election at the Annual Meeting as Class III directors were Calvin M. Carrera, Robert F. Leduc and Paul C. O'Brien.

        Name              For      Withheld
--------------------   ---------   --------
Calvin M. Carrera      4,825,591    100,976
Robert F. Leduc        4,825,591    100,976
Paul C. O'Brien        4,825,591    100,976

2. Proposal to approve the amendments to the 1997 Stock Incentive Plan to (i) increase the shares of Common Stock of the Company reserved for issuance over the term of the Plan from 300,000 to 600,000 shares, and (ii) increase the maximum number of shares for which any one person may receive option grants from 150,000 shares to 200,000 shares in the aggregate per calendar year.


           For                              3,460,608
           Against                            179,503
           Abstain                             34,816
           Broker Non-Votes                 1,251,640
                                            ---------
           Total                            4,926,567
                                            =========

3. Proposal to approve and adopt the Employee Stock Purchase Plan, pursuant to which 100,000 shares of Common Stock will be reserved for issuance. The Purchase Plan was adopted by the Board on March 11, 1997 and became effective on August 1, 1997.


           For                              3,518,706
           Against                            127,830
           Abstain                             28,391
           Broker Non-Votes                 1,251,640
                                            ---------
           Total                            4,926,567
                                            =========

4. Proposal to approve and adopt the 1997 Non-Employee Directors Stock Option Plan, pursuant to which 50,000 shares of Common Stock will be reserved for issuance. The Directors Plan was adopted by the Board on March 11, 1997 and became effective on May 19, 1997, the date of the 1997 Annual Meeting of Stockholders.


           For                              3,488,691
           Against                            153,310
           Abstain                             32,926
           Broker Non-Votes                 1,251,640
                                            ---------
           Total                            4,926,567
                                            =========

5. Proposal to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1997.


           For                              4,882,711
           Against                             27,600
           Abstain                             16,256
                                            ---------
           Total                            4,926,567
                                            =========

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          (a)     Exhibits


                  27.1 Financial Data Schedule


          (b)     Reports on Form 8-K


                  - Current Report on Form 8-K, dated April 21, 1997, regarding the engagement of new certifying accountants and dismissal of former certifying accountant. On April 21, 1997, Arthur Andersen LLP was engaged as the certifying accountants of the Company for the year ending December 31, 1997. On the same date, the Audit Committee dismissed Carpenter Kuhen & Sprayberry as the certifying independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VIEW TECH, INC.



Date:  August 13, 1997                  By:   \s\ William M. McKay
                                             ---------------------------------
                                             William M. McKay
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)