Form 10-Q
period 1997-09-30
VIEW TECH INC
filed 1997-11-14
CIK 746210

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________ TO ______________________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                        77-0312442
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

         3760 CALLE TECATE, SUITE A
                CAMARILLO, CA                         93012
   (Address of principal executive offices)         (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the registant's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
                       Class                  as of  November 12, 1997
                       -----                  ------------------------
         Common Stock, $.0001 par value               6,523,459


================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                                              PAGE REFERENCE
                                                                                              --------------
PART I         FINANCIAL INFORMATION

               Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996                                             1

               Consolidated Statements of Operations
               Three Months and Nine Months Ended September 30, 1997 and 1996                       2

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996                                        3

               Notes to Consolidated Financial Statements                                           4

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  6

PART II        OTHER INFORMATION

               Exhibits and Reports on Form 8-K                                                    13

               SIGNATURES                                                                          14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30,   December 31,
                                                                  1997            1996
                                                              -------------   -------------
CURRENT ASSETS:                                                (Unaudited)
        Cash and cash equivalents                               $ 1,456,544    $   365,139
        Accounts receivable (net allowance for doubtful
          accounts of $432,151 and $479,774, respectively)       12,668,364     10,609,832
        Inventory                                                 2,283,540      2,063,028
        Other current assets                                        437,213        737,980
                                                                -----------    -----------

            Total Current Assets                                 16,845,661     13,775,979

PROPERTY AND EQUIPMENT, net                                       2,907,949      2,798,476
EXCESS OF COST OVER NET ASSETS ACQUIRED, net                      1,548,606      1,632,370
OTHER ASSETS                                                        438,617        313,783
                                                                -----------    -----------

                                                                $21,740,833    $18,520,608
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                        $ 7,452,954    $ 7,682,887
        Short-term bank debt-lines of credit                      3,220,496      1,829,428
        Current portion of capital lease obligations                487,497        450,669
        Other current liabilities                                 2,795,858      2,198,485
        Accrued merger costs                                             --      1,160,494
                                                                -----------    -----------

          Total Current Liabilities                              13,956,805     13,321,963
                                                                -----------    -----------

LONG-TERM LIABILITIES                                               465,271        779,920
                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
        Preferred stock, par value $.0001, authorized
          5,000,000 shares, none issued or outstanding                   --             --
        Common stock, par value $.0001, authorized
          20,000,000 shares, issued and outstanding
          6,393,744 and 5,666,814 shares at September
          30, 1997 and December 31, 1996, respectively                  639            567
        Additional paid-in capital                               12,732,439      9,934,236
        Retained deficit                                         (5,414,321)    (5,516,078)
                                                                -----------    -----------
                                                                  7,318,757      4,418,725
                                                                -----------    -----------
                                                                $21,740,833    $18,520,608
                                                                ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended           Nine Months Ended
                                     September 30,                September 30,
                              --------------------------    --------------------------
                                   1997         1996           1997           1996
                              ------------   -----------    -----------    -----------
Revenues:
        Product sales and
         service revenues      $ 9,065,231   $ 6,655,573    $23,434,521    $18,145,865
        Agency commissions       3,929,021     3,362,911     11,798,183      8,942,269
                               -----------    ----------    -----------    -----------
                                12,994,252    10,018,484     35,232,704     27,088,134
                               -----------    ----------    -----------    -----------
Costs and Expenses:
        Costs of goods sold      6,581,193     4,993,891     16,901,135     13,129,403
        Sales and marketing
         expenses                4,349,621     3,307,927     12,785,328      9,670,331
        General and
         administrative
         expenses                1,634,854     1,247,997      5,244,982      3,434,587
                               -----------    ----------    -----------    -----------
                                12,565,668     9,549,815     34,931,445     26,234,321
                               -----------    ----------    -----------    -----------

Income from Operations             428,584       468,669        301,259        853,813

Other Expense                      (61,575)      (67,332)      (194,990)      (555,239)
                               -----------    ----------    -----------    -----------

Income Before Provision for
 Income Taxes                      367,009       401,337        106,269        298,574

Provision (Benefit) for
 Income Taxes                        3,135        13,964          4,512       (118,666)
                               -----------    ----------    -----------    -----------

Net Income                     $   363,874    $  387,373    $   101,757    $   417,240
                               ===========    ==========    ===========    ===========

Earnings Per Share             $      0.06    $     0.06    $      0.02    $      0.08
                               ===========    ==========    ===========    ===========

Weighted Average
  Shares Outstanding             6,387,188     6,288,305      6,323,135      5,923,887
                               ===========    ==========    ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             1997           1996
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   101,757    $   417,240
Adjustments to reconcile net income to
 net cash from operating activities:
   Depreciation and amortization                                             825,107        712,236
   Provision for bad debts                                                   (47,623)       (84,200)
Changes in assets and liabilities:
   Accounts receivable                                                    (2,010,909)    (2,946,899)
   Inventory                                                                (220,512)      (279,231)
   Other assets                                                              171,631       (317,234)
   Accounts payable                                                         (285,719)     2,458,004
   Accrued merger costs                                                   (1,160,494)            --
   Other accrued liabilities                                                 597,373       (728,777)
                                                                         -----------    -----------

         Net cash used by operating activities                            (2,029,389)      (768,861)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of property and equipment                                       (723,136)      (494,119)
   Acquisitions of VistaTel and GroupNet                                          --       (149,313)
                                                                         -----------    -----------

         Net cash used in investing activities                              (723,136)      (643,432)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                                    1,391,068        286,749
   Repayments of capital lease and other debt obligations                   (345,413)    (1,071,589)
   Common stock subscibed for private placement offering, net                     --      1,390,102
   Issuance of common, net                                                 2,798,275         15,135
                                                                         -----------    -----------

         Net cash provided by financing activities                         3,843,930        620,397
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                            1,091,405       (791,896)

CASH AND CASH EQUIVALENTS, beginning of period                               365,139      1,949,761
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                 $ 1,456,544    $ 1,157,865
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Operating activities reflect:
         Interest paid                                                   $   266,242    $   365,088
                                                                         ===========    ===========
         Income taxes paid                                               $     7,640    $     7,497
                                                                         ===========    ===========
   Equipment acquired under capital lease obligations                    $   123,378    $    64,953
                                                                         ===========    ===========
   Acquisition of VistaTel and GroupNet through the
     issuance of common stock and note payable                           $        --    $ 1,516,011
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

                                VIEW TECH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1 - GENERAL
----------------

        View Tech, Inc., ("View Tech" or the "Company") along with its wholly-owned subsidiary, USTeleCenters, Inc. ("UST"), is a leading, single- source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, Ascend Communications and Northern Telecom, and markets network services through agency agreements with Bell Atlantic (which now includes NYNEX), GTE, Southwestern Bell and Sprint. The consolidated financial statements include the accounts of View Tech and UST. All significant intercompany balances and transactions have been eliminated in consolidation.

        In November 1996, View Tech completed its merger (the "Merger") with UST which was accounted for as a pooling of interest. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position and cash flows of UST.

        The information for the nine months ended September 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

NOTE 2 - BASIS OF PRESENTATION
-------------------------------

        A reconciliation of consolidated total revenues and net income to amounts applicable to the separate pooled companies prior to the Merger (effective, November 29, 1996) is as follows:


                                                      Three               Nine
                                                   Months Ended        Months Ended
                                                September 30, 1996   September 30, 1996
                                                ------------------   ------------------
        Total revenues:
            View Tech......................         $ 5,364,952           $14,045,749
            UST............................           4,653,532            13,042,385
                                                    -----------           -----------
                                                    $10,018,484           $27,088,134
                                                    ===========           ===========
        Net income (loss):
            View Tech......................         $   (74,343)          $  (470,344)
            UST............................             461,716               887,584
                                                    -----------           -----------
                                                    $   387,373           $   417,240
                                                    ===========           ===========
        Net income (loss) per share
        (fully-diluted basis):
            View Tech......................         $     (0.01)          $     (0.07)
            UST............................                0.07                  0.15
                                                    -----------           -----------
                                                    $      0.06           $      0.08
                                                    ===========           ===========


                                VIEW TECH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 3 - NET INCOME PER SHARE
-----------------------------

        Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock options and common stock purchase warrants when dilutive. Net income per share for the three months and nine months ended September 30, 1997 does not include common stock options and warrants because the effect of such inclusion would be to increase net income per share.

NOTE 4 - LINES OF CREDIT
------------------------

        The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expired on October 1, 1997, although the Company is in the process of extending the Note to December 31, 1997. The Note provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate (8.5% at September 30, 1997) plus 1.0% per year. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $700,000 under the Note as of September 30, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $700,000 outstanding under the Note, the Company had, as of September 30, 1997, five outstanding standby letters of credits totaling $274,000. Of the five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit and amounts borrowed, the credit line available under the Note, as of September 30, 1997, has been reduced to $776,000.

        The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of September 30, 1997, UST was in compliance with the covenants and ratios or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at September 30, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to December 31, 1997.

        In addition, UST had maintained a lease line-of-credit agreement with a bank which is being repaid in monthly installments as part of the forbearance agreement. At September 30, 1997, there was approximately $595,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of September 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. This credit facility has been extended to December 31, 1997.

        The Company is in the process of combining its banking relationships with another financial institution and increasing the amount of its combined credit facilities to provide for borrowings of up to $15 million. Although the Company has a signed commitment letter from the prospective lender, there can be no assurance that the facility will be issued for the amount requested or at all. In the event that the Company is unable to consolidate its banking relationships and increase its credit facilities, it will seek to renegotiate and extend its existing credit facilities with its current lenders. However, there can be no assurance that the Company will be able to renegotiate such credit facilities on acceptable terms or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except for historical information contained herein, the statements in this Quarterly Report on Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds and to consolidate and/or extend its credit facilities that may be necessary to meet its future capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel, Bell Atlantic (which now includes NYNEX), or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

        View Tech ("View Tech" or the "Company"), commenced operations in July 1992. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. In November 1996, the Company acquired USTeleCenters, Inc., a Massachusetts corporation headquartered in Boston, Massachusetts ("USTeleCenters"), in a merger transaction (the "Merger"), which was accounted for as a pooling-of-interests for financial reporting purposes and pursuant to which USTeleCenters merged into USTeleCenters, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("UST"). At the time of the Merger, the Company operated out of 15 offices covering 24 states and employed 75 people. The Merger resulted in the addition of three offices and 225 additional employees.

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

        The Company intends to continue its expansion activities through both internal expansion and strategic acquisitions, although there can be no assurance that the Company will be able to do so. Although management anticipates that the revenues generated by its existing offices, as well as the offices acquired through acquisition or expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent that such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely affected.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                          -------------------          ----------------
                                                             1997     1996              1997     1996
                                                             ----     ----              ----     ----
Revenues:
        Product sales and service revenues............        69.8%    66.4%            66.5%    67.0%
        Agency commissions............................        30.2     33.6             33.5     33.0
                                                             -----    -----            -----    -----
                                                             100.0    100.0            100.0    100.0
                                                             =====    =====            =====    =====
Costs and Expenses:
        Costs of goods sold...........................        50.6     49.8             48.0     48.5
        Sales and marketing expenses..................        33.5     33.0             36.3     35.7
        General and administrative expenses...........        12.6     12.5             14.8     12.7
                                                             -----    -----            -----    -----
                                                              96.7     95.3             99.1     96.9
                                                             -----    -----            -----    -----
Income from Operations................................         3.3      4.7               .9      3.1
Other Expense.........................................         (.5)     (.7)             (.6)    (2.0)
                                                             -----    -----            -----    -----
Income Before Provision for Income Taxes..............         2.8      4.0               .3      1.1
Provision (Benefit) for Income Taxes..................          .0       .1               .0      (.4)
                                                             -----    -----            -----    -----
Net Income............................................         2.8%     3.9%              .3%     1.5%
                                                             =====    =====            =====    =====



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

        Total revenues for the three months ended September 30, 1997 increased by $2.976 million or 29.7% to $12.994 million from $10.018 million in 1996.

        Product Sales and Services

        Product sales and services revenues increased by $2.410 million or 36.2% to $9.065 million in 1997 from $6.656 million in 1996. This increase in product sales and services for 1997 was primarily related to the Company's previous nationwide expansion of its videoconferencing business throughout calendar year 1996.

        Agency Commissions

        Agency commissions for 1997 increased by $566,110 or 16.8% to $3.929 million from $3.363 million in 1996. This increase in agency commissions was due to the Company increasing its sales force during the past several quarters to meet increased demand for its product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

        Costs of goods sold for 1997 increased by $1.587 million or 31.8% to $6.581 million from $4.994 million in 1996. Costs of goods sold as a percentage of total revenues increased to 50.6% in 1997 from 49.8% in 1996. The increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. Costs of goods sold as a percentage of revenues increased due to the fact that such costs grew at a greater rate than overall revenues.

        Sales and marketing expenses for 1997 increased by $1.042 million or 31.5% to $4.350 million from $3.308 million in 1996. Sales and marketing expenses as a percentage of revenues increased to 33.5% in 1997 from 33.0% in 1996. The dollar increase in selling and marketing expenses was primarily due to the increase in compensation costs and related expenses of $894,777. During the past several quarters the Company's expansion activities focused primarily on increasing sales representatives and support personnel as well as opening new sales offices. These efforts have significantly contributed to the increase in sales and marketing expenses. Sales and marketing expenses as a percentage of revenues increased due to the fact that selling expenses grew at a greater rate than overall revenues.

        General and administrative expenses for 1997 increased by $386,857 or 31.0% to $1.635 million from $1.248 million in 1996. General and administrative expenses as a percentage of total revenues increased to 12.6% in 1997 from 12.5% in 1996. The increase in general and administrative expenses was primarily due to the increase in administrative salaries and related costs of $290,116. General and administrative expenses as a percentage of revenues increased slightly due to the fact that such expenses grew at a greater rate than revenues.

        Income from operations decreased $40,085 to $428,584 in 1997 from income of $468,669 in 1996. Income from operations as a percentage of revenues decreased to 3.3% for 1997, compared to 4.7% for 1996. This dollar and percentage decrease in income from operations for 1997 related to the overall change in total revenues, coupled with the increases in compensation costs and related expenses discussed above.

        Other expense decreased $5,757 to $61,575 in 1997 from $67,332 in 1996. This decrease was primarily due to the fact that the net interest expense increased by $33,404, offset by an increase in other income of $39,161 in 1997, compared to 1996, respectively.

        Provision for income tax expense decreased by $10,829 to a provision of $3,135 in 1997, compared to a provision of $13,964 for 1996. The tax provision for the quarter ended September 30, 1997 was offset by the utilization of net operating loss carryforwards.

        Net income decreased $23,499 to $363,874 in 1997 from net income of $387,373 for 1996. Net income as a percentage of revenues decreased to 2.8% for 1997, compared to 3.9% for 1996. Net income per share for 1997 and 1996 remained unchanged at $0.06 per share. The weighted average number of shares outstanding was 6,387,188 for 1997 and 6,288,305 in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

        Total revenues for the nine months ended September 30, 1997 increased by $8.145 million or 30.1% to $35.233 million, compared to $27.088 million in 1996.

      Product Sales and Services

        Product sales and service revenues increased by $5.289 or 29.1% to $23.435 million in 1997 from $18.146 million in 1996. This increase in product sales and services for 1997 was primarily related to the Company's previous nationwide expansion of its videoconferencing business throughout calendar year 1996.

Agency Commissions

        Agency commissions for 1997 increased by $2.856 million or 31.9% to $11.798 million, compared to $8.942 million in 1996. The increase in agency commissions was due to the Company increasing its sales force during the past several quarters to meet increased demand for its product offerings on behalf of its RBOC and exchange carrier clients.

COSTS AND EXPENSES

        Costs of goods sold for 1997 increased by $3.772 million or 28.7% to $16.901 million from $13.129 million in 1996. Costs of goods sold as a percentage of total revenues decreased to 48.0% in 1997 from 48.5% in 1996. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. Costs of goods sold as a percentage of revenues decreased due to the fact that such costs grew at a slower rate than overall revenues.

        Sales and marketing expenses for 1997 increased by $3.115 million or 32.2% to $12.785 million from $9.670 million in 1996. Sales and marketing expenses as a percentage of revenues increased to 36.3% in 1997 from 35.7% in 1996. The dollar increase in selling and marketing expenses was primarily due to the increase in compensation costs and related expenses of $2.530 million. During the past several quarters, the Company's expansion activities focused primarily on increasing sales representatives and support personnel as well as opening new sales offices. These efforts have significantly contributed to the increase in sales and marketing expenses. Sales and marketing expenses as a percentage of revenues increased due to the fact that selling expenses grew at a greater rate than overall revenues.

        General and administrative expenses for 1997 increased by $1.810 million or 52.7% to $5.245 million from $3.435 million in 1996. General and administrative expenses as a percentage of total revenues increased to 14.8% in 1997 from 12.7% in 1996. The dollar increase in general and administrative expenses was primarily due to increases in administrative salaries and related costs of $1.024 million, professional fees of $286,257 and an overall increase in other general office expenses as a result of the expansion of the Company's videoconferencing and agency business. General and administrative expenses as a percentage of revenues increased due to the fact that such expenses grew at a greater rate than revenues.

        Income from operations decreased $552,554 to $301,259 in 1997 from $853,813 in 1996. This decrease in income from operations for 1997 related to the changes in revenues and operating expenses discussed above. Income from operations as a percentage of revenues decreased to .9% for 1997, compared to 3.1% for 1996.

        Other expense decreased $360,249 to $194,990 in 1997 from $555,239 in 1996. This decrease was primarily due to the fact that the Company wrote-off a note receivable from Power Data Services, Inc. ("PDS") for $265,000 in connection with the termination of the PDS acquisition in May of 1996 and no similar write-off was taken in 1997.

        Provision for income tax expense increased $123,178 to a provision of $4,512 in 1997, compared to a tax benefit of $118,666 for 1996. This increase in the tax provision was related to the recognition of a deferred tax benefit in 1996, created by the Company's previous pre-tax losses. The Company did not recognize a similar benefit for the nine months ended September 30, 1997.

        Net income decreased $315,483 to $101,757 in 1997, compared to net income of $417,240 for 1996. Net income as a percentage of revenues decreased to .3% for 1997, compared to 1.5% for 1996. Net income per share decreased to $0.02 for 1997, compared to $0.08 for 1996. The weighted average number of shares outstanding for 1997 and 1996 was 6,323,135 and 5,923,887, respectively .

LIQUIDITY AND CAPITAL RESOURCES

        Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

        Net cash used for operating activities for the nine months ended September 30, 1997 (the "Period") was $2.029 million. The primary uses of cash in 1997 was an increase in accounts receivable of $2.011 million and decreases in accrued merger costs of $1.160 million, offset by an increase in other accrued liabilities of $597,373 and depreciation and amortization of $825,107.

        Net cash used for investing activities for the Period was $723,136 relating to the purchase of office furniture and computer equipment.

        Net cash provided by financing activities for the Period was $3.844 million, relating to net proceeds of $2.798 million from the sale of common stock by the Company, and additional net borrowings under lines of credit of $1.391 million, offset by the repayment of $345,413 in other debt obligations.

        The Company maintains a $1,750,000 credit facility (the "Note") to assist in meeting its working capital needs, if required. The Note expired on October 1, 1997, although the Company is in the process of extending the Note to December 31, 1997. The Note provides for a borrowing base of up to $1,750,000 with interest payable monthly at the prime rate (8.5% at September 30, 1997) plus 1.0%. The borrowing base is determined based on 60% of eligible accounts receivable, as defined. The Company had outstanding borrowings of $700,000 under the Note as of September 30, 1997. Funds available under the Note are reduced by certain outstanding standby letters of credit issued on behalf of the Company. In addition to the $700,000 outstanding under the Note, the Company had, as of September 30, 1997, five outstanding standby letters of credits totaling $274,000. Of the five letters of credit, four are issued in favor of one leasing company in connection with certain capital lease transactions relating to the purchase of computer equipment and furniture, and one is issued to a surety company in connection with its issuance of a performance bond on behalf of the Company. The letter of credit holders may draw against the letters of credit if the Company fails to make timely payments or meet certain other conditions. As a result of issuing the five standby letters of credit and amounts borrowed, the credit line available under the Note, as of September 30, 1997, has been reduced to $776,000.

        The Company's wholly-owned subsidiary, UST, maintains a revolving credit agreement with a bank. The agreement, pursuant to the terms of a forbearance agreement, as amended, allows the subsidiary to borrow up to the lesser of the financial borrowing base, as defined, or $3,500,000. The bank has a security interest in the subsidiary's assets and the Company is guaranteeing the repayment of amounts borrowed under the line. In addition, the subsidiary has agreed, among other things, to maintain certain financial covenants and ratios, as defined. As of September 30, 1997, UST was in compliance with the covenants and ratios or had received waivers under the forbearance agreement. Interest on the outstanding balance is payable monthly at the bank's base rate (8.5% at September 30, 1997) plus 1.0%. The revolving line of credit and forbearance agreement have been extended to December 31, 1997.

        In addition, UST had maintained a lease line-of-credit agreement with a bank which is being repaid in monthly installments as part of the forbearance agreement. At September 30, 1997, there was approximately $595,000 outstanding under this facility. UST is required to maintain certain restrictive covenants, including profitability and liquidity covenants. Amounts outstanding bear interest at rates ranging from 5.6% to 8.3%. As of September 30, 1997, UST was in compliance with the covenants or had received waivers under the forbearance agreement. This credit facility has been extended to December 31, 1997.

        The Company is in the process of combining its banking relationships with another financial institution and increasing the amount of its combined credit facilities to provide for borrowings of up to $15 million. Although the Company has a signed commitment letter from the prospective lender, there can be no assurance that the facility will be issued for the amount requested or at all. In the event that the Company is unable to consolidate its banking relationships and increase its credit facilities, it will seek to renegotiate and extend its existing credit facilities with its current lenders. However, there can be no assurance that the Company will be able to renegotiate such credit facilities on acceptable terms or at all.

        UST's lines of credit are due on December 31, 1997. UST is currently subject to a forbearance agreement which enables the lender to foreclose on the collateral underlying the debt if UST's financial condition falls below certain minimum standards. The forbearance agreement, as amended, was originally entered into on June 14, 1995. Based on UST's relationship with the lender, management anticipates that the lender will refinance the lines of credit or extend the date on which the lines of credit must be paid. However, if the lender does not refinance such lines of credit and the Company has not raised additional equity and/or arranged for alternative bank financing, the Company will not have sufficient cash to repay the lender when the debt comes due. There can be no assurance that the Company will be able to renegotiate the lines of credit with the lender, and if the lender requires payment in December 1997, there can be no assurance that the Company will be able to raise the additional funds necessary to meet the Company's operating needs and capital requirements or that such funds, if available, can be obtained on terms acceptable to the Company. The failure to refinance the lines of credit, raise additional capital or obtain additional bank financing will have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company raises additional capital by issuing equity securities, ownership dilution to current stockholders of the Company will result.

        The Company will require additional working capital to efficiently operate its business, to continue to implement its growth strategy and to provide adequately for its working capital needs. In this regard, the Company will continue to seek private equity or debt financing to satisfy its capital needs. However, exclusive of the cash required to repay the UST debt obligations on December 31, 1997 and to fund additional expansion activities, the Company believes that its existing cash balances, combined with its anticipated operating cash flow and borrowings under existing credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

        The Company will require additional working capital in order to operate its business efficiently and to implement its internal expansion and acquisition strategy. The Company is in the process of combining its banking relationships with another financial institution and increasing the amount of its credit facilities. However, there can be no assurance that it will be able to do so. In the event that the Company is unable to consolidate its banking relationships, it will seek to extend its current credit facilities with its existing lenders. However, there can be no assurance that the Company will be able to extend such credit facilities on acceptable terms or at all. In addition, the Company plans to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. In connection with the private placement of its securities, the Company sold to one investor, Telcom Holdings, LLC, an aggregate of $2,860,000 of common stock on three separate closings occurring in January and March 1997. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy, including but not limited to, its acquisition strategy, in the future.

UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION AND FUTURE ACQUISITIONS

        Management anticipates that the Company will continue to grow not only through internal expansion, but also through acquisitions of other entities. Since July 1992, View Tech, by virtue of its expansion activity, has grown from two employees in one location to 324 employees in 16 locations at September 30, 1997. In the past fifteen months, View Tech has acquired three businesses, including USTeleCenters. By virtue of rapid internal growth and external growth through acquisitions, the Company will be subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a long history of combined operations of View Tech with another entity, it is possible that the Company will encounter difficulties, such as integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will fully achieve the anticipated benefits of its recent or future acquisitions.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

        View Tech and USTeleCenters have operated since 1992 and 1987, respectively. On a combined basis, the Company reported net income for the three months and nine months ended September 30, 1997, and has operated as a combined entity since November 29, 1996. Although the Company achieved profitability and reported net income of $424,056 for fiscal 1996, it reported a net loss of $3,017,218 and $1,876,810 for the six months ended December 31, 1996 and the fiscal year ended June 30, 1995. In the future, View Tech may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, View Tech's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that View Tech will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, BELL ATLANTIC AND GTE

        For the nine months ended September 30, 1997, approximately 40% and 35% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by Bell Atlantic (which now includes NYNEX), and GTE, respectively. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

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


                                          VIEW TECH, INC.



Date:  November 13, 1997                  By:  /s/ William M. McKay
                                               ------------------------------
                                                William M. McKay
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)