Form 10-K
period 1997-12-31
VIEW TECH INC
filed 1998-03-31
CIK 746210

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                    FOR THE YEAR ENDED DECEMBER 31, 1997
                                       -----------------

                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                       COMMISSION FILE NUMBER:  0-25940

                                VIEW TECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    77-0312442
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


      3760 CALLE TECATE, SUITE A.
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



        Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes __   No  X
                               ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on March 23, 1998 was $18,783,112.

        The number of shares of the Registrant's Common Stock outstanding as of March 23, 1998 was 6,701,310.


                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Registrant's definitive Proxy Statement for the period ended
        December 31, 1997 are incorporated by reference into Part III.

===============================================================================

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                         PAGE
----                                                                         ----
                                     PART I
                                     ------
1.   Business..............................................................    1

2.   Properties............................................................    7

3.   Legal Proceedings.....................................................    7

4.   Submission of Matters to a Vote of Security Holders...................    7


                                    PART II
                                    -------


5.   Market for Registrant's Common Equity and Related
     Stockholder Matters...................................................    8

6.   Selected Financial Data...............................................   10

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................   11

7A.  Quantitative and Qualitative Disclosures about Market Risk............   18

8.   Financial Statements and Supplemental Data............................   19

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..................................................   38


                                    PART III
                                    --------


10.  Directors and Executive Officers of the Registrant....................   39

11.  Executive Compensation................................................   39

12.  Security Ownership of Certain Beneficial Owners and Management........   39

13.  Certain Relationships and Related Transactions........................   39


                                    PART IV
                                    -------


14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   40

     Signatures............................................................   42

                                     PART I


ITEM 1.         BUSINESS

GENERAL


     View Tech, Inc., a Delaware corporation ("View Tech"), commenced operations in July 1992 as a California corporation. In November 1996, concurrent with a merger (the "Merger") with USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of View Tech ("VTAI"), View Tech reincorporated in Delaware. Following the Merger, VTAI changed its name to "USTeleCenters, Inc." ("UST"). View Tech and UST (collectively referred to as "View Tech" or the "Company") have twenty-three (23) offices nationwide.

     The Company serves as a single source provider for the equipment and services required to meet the video, voice and data communications requirements of its customers. The Company is a leading remarketer, integrator and service provider of video conferencing equipment, is a telecommunications equipment reseller, and is one of the oldest and largest independent sales agents for certain Regional Bell Operating Companies ("RBOCs") and long distance carriers.

     The Company is headquartered in Camarillo, California. Its executive offices are located at 3760 Calle Tecate, Suite A, Camarillo, California 93012. Its telephone number at that address is 805/482-8277. View Tech's e-mail address is bhatfield@viewtech.com.


VIDEO COMMUNICATIONS

     The Company's video communications group focuses on the sale, installation and service of video communications systems. Utilizing advanced technology, these systems enable users at separate locations to engage in face-to-face discussions and to exchange information with the relative affordability and
convenience of using a telephone.   In addition to the use of video conferences
as a corporate communications tool, use of video communications systems is expanding into numerous productivity enhancing applications, including (i) teachers providing lectures to students at multiple locations, (ii) judges conducting criminal arraignment proceedings while the accused remains incarcerated, (iii) utilizing video technology for the consultation and surgical applications for the health care industry, (iv) coordination of emergency services by public utilities, (v) businesses conducting multi-location staff training programs, and (vi) engineers at separate design facilities coordinating the joint development of products.

TELECOMMUNICATIONS

     The Company's telecommunications group develops and manages sales and customer service programs on an outsourced basis under agency and value-added reseller agreements for (i) certain regional Bell operating companies ("RBOCs"),
(ii) other telecommunications service providers, and (iii) equipment manufacturers. In New England and New York, the Company also provides telecommunications systems integration and on-going account management support for middle market customers. On behalf of its RBOC clients, UST sells high speed data services, Internet access, Centrex network services, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services such as remote-call-forwarding. As a value-added equipment reseller, the telecommunications group sells, installs and maintains data transmission products, customer premise equipment and telephone systems.

     The telecommunications group operates out of UST, which is located in Boston, Massachusetts. UST's main offices are located at 745 Atlantic Avenue, Boston, Massachusetts 02111-2747. Its telephone number at that address is 617/439-9911. UST's e-mail address is dkaplan@ustele.com.

EQUIPMENT PRODUCTS

     Video

     The Company offers three types of video communications systems: integrated roll-about and room systems, vertical applications and desktop computer systems. Roll-about systems may be moved conveniently from office to office and placed into operation quickly while room systems are stationary systems; vertical applications include distance education and systems utilized in the healthcare industry; and desktop computer systems involve personal computers with video communications capabilities and are generally used for one-on-one personal communications, or when one person is presenting information to a group.

     Apart from peripheral components manufactured by others, the Company primarily sells systems manufactured by PictureTel Corporation, PolyCom, Inc. and VTEL Corporation. Management believes that items of equipment produced by these manufacturers provide its customers with superior quality, audio and video communications capabilities at a reasonable price, and that user interface with PictureTel, PolyCom and VTEL equipment is more intuitive, thereby requiring less training, than that of the equipment produced by their competitors.

     The prices of the complete systems sold by the Company range from $3,500 for a video communications desktop computer, to $60,000 for a roll-about system for a single location, to as much as $100,000 for a vertical application. Roll-about systems generally contain a minimum of a video camera, monitor and codec to capture the image, display the image and to encode and decode the transmission over digital phone lines, respectively. Most installations have several additional peripherals including some of the following components: an inverse multiplexer, a multi-point control unit, a document camera, a keypad, a speakerphone, a videocassette recorder and/or an annotations slate and white board.

     The foregoing components are purchased by the Company from appropriate manufacturers and the monitors, document cameras, videoscan converters, videocassette recorders and white boards are acquired from various sources depending upon price and quality.

     Although the Company's desktop-computer systems involve different components, the desktop system has many of the capabilities of the roll-about and room systems. The Company's desktop video communications equipment is manufactured by PictureTel and others such as V-Conn.


     Voice and Data

     The Company sells communications equipment for voice and data transmission produced by such manufacturers as Ascend Communications, Inc., First Virtual Corp., Madge Networks and VideoServer, Inc. (data transmission products) and Northern Telecom (telephone systems).

     Voice. The Company markets a variety of telephone and other voice equipment products designed specifically for small to medium-sized business customers. Northern Telecom key systems are sold by the Company under reseller agreements, and are installed and serviced by the Company for business customers throughout the Northeast. Such equipment also may be sold in conjunction with the provision of local and long-distance network services. This combination of voice equipment and voice network services is an important ingredient in establishing the Company as a single-point-of-contact provider.

     Data. The Company sells to business customers products specifically designed to transmit data through the established local and long-distance telephone services infrastructure. Products from companies such as Adtran, Madge Networks and Ascend Communications, Inc. allow business customers remote access into local area networks, acquire bandwidth on demand and digitally transmit data. Products such as these are sold in combination with local and/or long-distance network services provided by the RBOCs, SPRINT and AT&T.


SERVICES

     The Company believes that the quality and depth of its customer services capability are crucial factors in its ability to compete successfully. The technical expertise and experience of its management and employees', enable the Company to offer its customers the convenience of single-vendor sourcing for most aspects of their communications needs and to develop customized systems designed to provide efficient responses to customer communications technology requirements.

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

     Once the Company has made recommendations with respect to the most effective method to achieve its customer's objectives and the customer has ordered a system, the Company delivers, installs and tests the communications equipment. When the system is functional, the Company provides training to all levels of its customer's organization, including executives, managers, management-information-systems and data-processing administrators, technical staff and end users. Training includes instruction in system operation, as well as planning and administration meetings. By means of thorough training, the Company helps to ensure that its customers understand the functionality of the systems and are able to apply the technology effectively.

     The Company provides maintenance contracts and comprehensive customer support with respect to the communications equipment it provides. The Company offers a toll-free technical support hotline 24 hours a day, 365 days a year. Customers may also obtain answers to questions or follow-up training through video conferencing, telephone, facsimile, e-mail or the mail. The Company also provides onsite support and maintenance.

     The Company's service personnel maintain regular contact with customers. Prior to the expiration of a maintenance contract, the Company offers to perform an engineering study of each customer's equipment, to recommend the installation of replacement parts or equipment if appropriate and to provide an additional maintenance contract. The Company also offers training programs for new users, refresher and advanced training programs for experienced users and consulting services related to new equipment and systems expansion and upgrades. Charges for the engineering study, training programs, consulting services and additional maintenance contracts are generally comparable to the cost of services provided to the customer at the time its video communications equipment is installed. Critical to customer retention is on-going after-sale relationships with customers. Installation, training, maintenance, remote diagnostics, billing inquiry management, network order processing, new product introduction and system enhancements creating multipurpose solutions are a few of the many after-sale services that the Company performs for its customers.

During 1997, the Company increased its MCU, MultiView Network Services, or bridge services, to its customers nationwide. The Company employs state-of-the-art conferencing servers in multiple U.S. call centers, providing seamless connectivity for all switched digital networks across the globe at an affordable rate. Since bridges cost between $65,000 and $200,000 per unit, the Company's customers typically elect to utilize such services when more than two locations participate simultaneously in video communication. To date, the Company's bridging services have proven to be an increasing source of revenue, enhancing customer retention.


TELECOMMUNICATIONS SERVICES

     In its role as an outsource partner for certain local and long-distance providers, the Company also supplies on-going after-sales telecommunications services to its client's end-user customers. Network services provisioning, maintenance, user training and network order-processing are some of the services provided by the Company.

     The Company sells a wide range of telecommunications services, including high speed data connection, Internet access, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services. In addition, the Company provides Account Management for Bell Atlantic customers under which it serves as the primary interface between Bell Atlantic and certain of its business customers. Under this program, sales personnel provide a single-point-of-contact and coordination for all of the customer's telecommunications network services needs. The Company provides systems integration services, processes so-called "moves, adds and changes" on the telephone network, coordinates repairs, performs network analysis, manages billing issues and provides other customer services.

     The Company's relationships with multiple local exchange carriers and long distance providers give it demographic scope and enable it to provision multiple site solutions for customers in a unique single-point of contact methodology. This competitive edge differentiates the Company from all other suppliers of similar size.

STRATEGY

     The Company focuses its marketing efforts on industries and market segments that it believes will achieve significant benefits through utilization of video and telecommunications services and equipment. The Company then acquires a complete understanding of the operations of such industries, identifies the particular communications needs of such industries and integrates or bundles the services and/or equipment which will most effectively meet the needs of any given segment of the market. These services range from the simple bundling of long distance and local service to a small business to a complex installation of video communications equipment and network services to meet the needs of a corporate customer. The Company believes that this focus on customer needs in particular market segments, together with an emphasis on providing comprehensive, high-quality service to its customers, enables the Company to market its communications systems, equipment and services more effectively than competitive distribution channels. The Company believes that its broad product offerings, industry focus, wide geographic coverage and high quality service provide it with a unique competitive advantage.

     In addition to expanding its current key alliance partnerships with PictureTel, Ascend Communications, PolyCom, Inc., VideoServer, VTEL Corporation, GTE, Bell Atlantic, UUNET, Bell South, Madge Networks, Northern Telecom and its other equipment vendors and service providers, the Company intends to continue broadening it market focus as its customers' needs become more comprehensive, and to expand its activities into additional geographic markets by entering into further strategic alliances with manufacturers and service providers, establishing additional strategically located sales and service facilities and acquiring companies in the communications, video and integration services industry.


CUSTOMERS

     The Company's customer base is divided into two categories, large institutions with complex application-specific requirements for video communications and small to medium-sized businesses with voice and data transmission requirements. These segments are becoming less distinct as the market develops. The Company currently focuses on these customer segments separately but is integrating these functions more frequently for customers.


VIDEO COMMUNICATIONS SYSTEMS CUSTOMERS

     While the Company has installed video communications systems for a diversified customer base, including, Pfizer Pharmaceuticals, Raytheon Corporation, Wellpoint Health Networks, Hilton International Hotels, Edison International, PacifiCare, Great West Life Insurance and the Commonwealth of Massachusetts. The Company has attempted to focus its marketing efforts on specific industries. Among the industries in which the Company believes it has acquired substantial expertise are health care and distance-education. During 1997, the Company expanded its telemedicine video group to include Allergan, Blue Cross of California, PacifiCare/FHP and the Veterans Administration.


TELECOMMUNICATIONS CLIENTS

     The Company, through UST, markets telecommunication equipment and services for various strategic clients. The equipment sales are performed under various reseller agreements and the end-user customer is invoiced by UST. The telecommunication network services are sold to the Company's customers under sales agency agreements, pursuant to which the customer is invoiced by the client for the services over the term of the agreement and the Company is paid a commission by the client. The Company typically has renewable annual or multi-year agreements with its telecommunication service clients, under which it receives commissions based on sales. The Company's telecommunication clients include several RBOCs, including Bell Atlantic, Southwestern Bell and BellSouth; other telecommunication service providers, such as GTE and SPRINT; and equipment manufacturers, including Northern Telecom and Ascend.

TELECOMMUNICATIONS CUSTOMERS

     The Company focuses on small to medium-sized business customers which the major telecommunications providers cannot cost effectively service. The Company's clients (i.e., the RBOCs and the telecommunications service providers) have retained the Company's services to sell products to and in some cases to manage the relationship with these customers. These customers are comprised of medium-sized businesses which are served by a direct face-to-face sales force based in the Company's Boston, Burlington and New York offices, and small businesses which are served by the Company's telephone-based sales force in Boston and Cape Cod. The Company sells a range of products and services to these customers in order to meet their video, voice, data and communication needs. The Company has developed sophisticated sales programs to allow the telephone-based sales group to sell complex products historically only sold by a direct sales force.

     No single customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1997.


SALES AND MARKETING

     Video Communications Sales

     The Company has a number of programs to promote its video communications products and services. Representatives of the Company regularly attend video communications and advanced technology trade shows. The Company hosts seminars and provides potential customers with the opportunity to learn about the Company's products and services using video communications demonstration facilities located in each of the Company's offices. The Company also places advertisements aimed at selected markets in industry trade publications and utilizes limited and selective direct mail advertising.

     In addition, the Company has periodically employed the services of market research firms to provide it with information regarding organizations that may be interested in purchasing video communication products and services. Management has worked closely with such firms to develop approaches that will enable them to effectively identify individuals and applications within organizations likely to benefit from video communications technologies. PictureTel and other suppliers also provide the Company with sales leads.

     The Company also maintains relationships with previous customers and attempts to provide for their continuing equipment and service needs, including continuing engineering, training and warranty services.

     Telecommunications Sales

     The Company utilizes a number of sales and marketing techniques, including outside (or face-to-face) sales and inside (or telephone) sales.

     Outside Sales. The Company's outside sales activities are generally focused on medium-sized businesses in New England and New York where the Company maintains offices. Face-to-face sales are especially effective in selling more expensive and technologically advanced services and equipment such as Bell Atlantic's Centrex network services and PictureTel's videoconferencing products. On-going customer account management stimulates repeat business while protecting market share and generating recurring revenue from certain clients such as Bell Atlantic.

     Inside Sales. The Company's inside sales group sells a broad range of services over the telephone. In addition, the inside sales and service departments generate leads, and in some instances, provide back-up support to outside sales associates. The advantages of telemarketing include high response rates, low transaction costs, direct interaction with customers and on-line access to detailed customer or product information. The Company's telemarketing clients include Bell Atlantic, Bell South, GTE, Southwestern Bell, SPRINT and other telecommunications service providers.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL , BELL ATLANTIC AND GTE

  For the twelve months ended December 31, 1997, approximately 38% and 30% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by Bell Atlantic, and GTE, respectively. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.


COMPETITION

     The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL, Computer Telephone and Lucent, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the RBOCs, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than the Company, will enter the video communications market.

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

     The Company believes that customer purchase decisions are influenced by several factors, including cost of equipment and services, video communication system features, connectivity and compatibility, a system's capacity for expansion and upgrade, ease of use and services provided by a vendor. Management believes its comprehensive knowledge of the operations of the industries it has targeted, the quality of the equipment the Company sells, the quality and depth of its services, its nationwide presence and ability to provide its customers with all of the equipment and services necessary to ensure the successful implementation and utilization of its video communications system enable the Company to compete successfully in the industry.

     The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T, MCI and SPRINT, other long distance companies, by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EMPLOYEES

     At March 23, 1998, the Company had 310 full-time employees. The Company has 148 full-time employees engaged in marketing and sales, 111 in technical services and 51 in finance, administration and operations. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

  The Company leases office facilities in Camarillo, Irvine and San Diego, California; Atlanta, Georgia; Dallas, Houston, Texas; Englewood, Colorado; Nashville, Tennessee; Boca Raton, Florida; Salt Lake City, Utah; Phoenix, Arizona and Chesterfield, Missouri. These locations are currently principally engaged in video conferencing sales and services. Its executive offices are located in Camarillo, California and consist of a total of approximately 19,000 square feet. The Company's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 40,650. View Tech's wholly-owned subsidiary, UST, leases office facilities in Boston and Cape Cod, Massachusetts, Burlington, Vermont and New York, New York. Such locations are principally engaged in the sale and service of telephony products and services. UST executed a new lease in New York City which houses administration, sales and technical personnel. The facility consists of approximately 9,000 square feet of space and was occupied in May 1997. UST's principal offices are located in Boston and house executive, sales, technical and administrative personnel and consist of aggregate square footage of approximately 21,500 square feet. UST's outside sales offices, two offices in Boston and one office in Cape Cod consist of approximately 9,500 combined square footage. Its outside sales office in Burlington, Vermont consists of approximately 5,000 square feet. The leases on the Company's facilities expire at various dates through 2003. The Company believes that the facilities it presently leases, combined with those presently under negotiations, will be adequate for the foreseeable future and that additional suitable space, if required, can be located and leased on reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

  In the ordinary course of business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

  The Company's common stock is traded on the NASDAQ National Market under the symbol "VUTK," and has been so traded since November 18, 1995. Prior to such date, the shares were traded on the NASDAQ SmallCap Market and also the Pacific Stock Exchange under the symbols "VUTK" and "VWK," respectively, since the Company's initial public offering on June 15, 1995 (the "IPO"). Prior to the IPO, there was no public trading market for the Company's equity securities. In addition, warrants to purchase up to 575,000 shares of the Company's common stock are traded on the NASDAQ National Market and prior to November 18, 1995 the warrants traded on the NASDAQ SmallCap Market and the Pacific Stock Exchange under the symbols "VUTKW" and "VWK WS," respectively. The terms of the warrants provide that one warrant plus $5.00 are required to purchase one additional share of the Company's common stock. The warrants are redeemable at the Company's option commencing June 15, 1996 upon 30 days notice to the warrant holders at $0.25 per share if the closing price of the common stock has been at least $8.00 for a period of 30 consecutive trading days ending within 10 days of the date the notice of redemption is mailed. The warrants expire June 15, 1998.

  The following table sets forth the quarterly high and low bids for the Company's common stock as reported by the NASDAQ National Market for the periods indicated.


                              HIGH     LOW
                              -----   -----

     CALENDAR YEAR 1996

          First Quarter....   $8.00   $6.63
          Second Quarter...    8.25    6.25
          Third Quarter....    8.25    6.50
          Fourth Quarter...    7.25    5.00
     CALENDAR YEAR 1997
          First Quarter....    6.25    3.88
          Second Quarter...    4.25    2.38
          Third Quarter....    7.50    2.88
          Fourth Quarter...    8.94    4.81


     On March 23, 1998, the last reported bids for the Company's common stock and warrants on the NASDAQ National Market were $4.875 and $.593, respectively. As of March 23, 1998, there were 113 holders of record of the Company's common stock and three holders of record of the Company's warrants.


DIVIDENDS


     The Company has never paid any cash dividends on its common stock. It presently intends to retain earnings and capital, if any, for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the common stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions under debt obligations, as well as other factors that the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Telcom Holding, LLC.
--------------------

In the first quarter of 1997, the Company completed a private placement with Telcom Holding, LLC, a Massachusetts limited liability company ( "Telcom") formed by The O'Brien Group, Inc., a Massachusetts corporation (the "O'Brien Group"). Telcom purchased (i) 650,000 shares of Common Stock and (ii) Common Stock Purchase Warrants exercisable at $6.50 per share of the Company to purchase up to 325,000 shares of Common Stock, at a price of $4.40 per unit ("Unit"). The Company issued to Paul C. O'Brien and Mark P. Kiley, managing members of Telcom, additional Common Stock Purchase Warrants of the Company (the "O'Brien Purchase Warrants") for the purchase of 162,500 shares of Common Stock that are purchasable under the Telcom Purchase Warrants issued and sold to Telcom, at a purchase price per share of $6.50.


Vermont Telecommunications Network Services, Inc.
--------------------------------------------------

     On November 13, 1997, the Company, through its wholly-owned subsidiary, Vermont Network Services Corporation a Delaware Corporation ("Network Services"), acquired the net assets of Vermont Telecommunications Network Services, Inc. a Vermont corporation ("VTNSI"), pursuant to an Asset Purchase Agreement, dated as of November 13, 1997, as amended (the "Purchase Agreement"), by and among Network Services, VTNSI and Zoltan B. Keve, the President and Chief Executive Officer of VTNSI and its principal shareholder. Pursuant to the terms of the Purchase Agreement, Network Services has acquired ownership of the assets and has assumed certain liabilities of VTNSI, effective November 1, 1997. The aggregate purchase price for the net assets of VTNSI consists of (i) $2,000,000 cash paid at the closing by the Company, (ii) a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1998, (iii) a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999, and (iv) $400,000 paid by the issuance of 62,112 shares of the Company common stock. The contingent note in the amount of $250,000 is due only if Network Services achieves EBIT, as defined, equal to or greater than $700,000 for the year ending December 31, 1998. In addition, the Company is required to pay additional purchase price equal to 40% of Network Services' EBIT, as defined in the Purchase Agreement, in excess of $900,000 per calendar
year commencing January 1, 1998 and ending December 31, 2000.   The purchase
price was determined based on the earnings history of VTNSI. The cash portion of the purchase price of $2,000,000 was paid utilizing the Company's bank line of credit with Imperial Bank of Inglewood, California.

     VTNSI, based in Burlington, Vermont, was an authorized agent selling Bell Atlantic services in Vermont, New Hampshire, upstate New York and western Massachusetts. Network Services will continue to operate the former business of VTNSI.

     Network Services currently has four offices and 28 employees, including a dedicated sales force of 14.


TRANSFER AGENT AND REGISTRAR

   U.S. Stock Transfer Corporation of Glendale, California serves as transfer agent and registrar of the Company's common stock and warrants.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                         SIX MONTHS
                                           Year Ended December 31,         ENDED                   YEAR ENDED JUNE 30,
                                          ------------------------      DECEMBER 31,    -----------------------------------------
                                             1997           1996            1996           1996           1995           1994
                                          -----------    -----------     -----------    -----------    -----------    -----------
CONSOLIDATED STATEMENT OF                                (UNAUDITED)
 OPERATIONS DATA:/(1)(2)/
Revenues:
  Product and service revenues.........   $33,642,166    $24,820,903     $13,330,608    $19,680,386    $10,801,669    $ 8,017,132
  Agency commissions...................    16,300,988     12,127,329       6,547,974     11,313,350     17,696,300     18,114,987
                                          -----------    -----------     -----------    -----------    -----------    -----------
                                           49,943,154     36,948,232      19,878,582     30,993,736     28,497,969     26,132,119
                                          -----------    -----------     -----------    -----------    -----------    -----------

Costs and Expenses:
  Costs of goods sold..................    23,835,939     18,370,748      10,235,235     14,269,108      7,618,770      5,610,713
  Selling and marketing expenses.......    17,947,552     13,274,260       7,045,024     10,670,921     15,565,601     16,283,374
  General and administrative expenses..     7,719,983      5,238,638       2,918,880      5,230,209      4,990,572      5,041,385
  Merger costs.........................            --      2,563,573       2,563,573             --             --             --
                                          -----------    -----------     -----------    -----------    -----------    -----------
                                           49,503,474     39,447,219      22,762,712     30,170,238     28,174,943     26,935,472
                                          -----------    -----------     -----------    -----------    -----------    -----------

Income (Loss) from Operations..........       439,680     (2,498,987)     (2,884,130)       823,498        323,026       (803,353)
Other Expense..........................      (296,541)      (600,798)       (172,892)      (659,258)      (592,853)      (346,323)
Loss on Sublease, including
  shutdown of offices..................            --             --              --             --     (1,312,900)      (318,000)
                                          -----------    -----------     -----------    -----------    -----------    -----------
Income (Loss) Before Income Taxes......       143,139     (3,159,785)     (3,057,022)       164,240     (1,582,727)    (1,467,676)
Benefit (Provision) For Income Taxes...        (4,512)       172,434          39,804        259,816       (294,083)        43,882
                                          -----------    -----------     -----------    -----------    -----------    -----------
Net Income (Loss)......................      $138,627    $(2,987,351)    $(3,017,218)      $424,056    $(1,876,810)   $(1,423,794)
                                          ===========    ===========     ===========    ===========    ===========    ===========
Earnings (Loss) Per Share (Basic & Diluted)      0.02         $(0.57)         $(0.56)         $0.07         $(0.50)        $(0.38)
                                          ===========    ============    ===========    ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET DATA:/(1)(2)/
  Total assets.........................   $25,812,168    $18,520,608     $18,520,608    $14,841,089    $14,402,807     $8,815,859
  Working capital......................     5,299,734        450,016         454,016      2,370,967      2,602,168        501,353
  Long-term liabilities................     5,342,368        779,926         779,920        952,864      1,634,419      4,534,554
  Stockholders' equity (deficit).......     8,276,832      4,418,725       4,418,725      4,221,533      3,403,065       (977,391)

----------
(1) The supplemental financial data presented herein gives a retroactive effect to the merger of View Tech and USTeleCenters on November 29, 1996, which has been accounted for described in consolidated as a pooling notes 1 and 4 to financial of interest as the statements.

(2) The financial data for 1994 are derived from View Tech's audited financial statements for the years ended June 30, 1994 and from USTeleCenters' audited financial statements for the years ended December 31, 1994. See notes to consolidated financial statements included in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Except for historical information contained herein (including, without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), the statements in this Form 10-K are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its current and future capital needs; the Company's ability to effectively manage its business in a rapidly changing environment due to the rapid internal growth and external growth through acquisition; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements, new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company; the introduction of products embodying new technologies and the emergence of new industry that could make the Company's existing products and services obsolete; unmarketable or noncompetitive and the introduction of new rules and regulations of the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources.

GENERAL

     The Company commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. In July and August 1996, the Company acquired the net assets of VistaTel International, Inc., a Florida corporation headquartered in Boca Raton, Florida and GroupNet, Inc., a Massachusetts corporation located in Boston, Massachusetts, respectively, both of which were engaged in the marketing and installation of video communication equipment. In November 1996, concurrent with a merger (the "Merger") with USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("VTAI"), the Company reincorporated in Delaware. Following the Merger, VTAI changed its name to USTeleCenters, Inc. ("UST"). In November 1997, the Company through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 23 offices nationwide.

     The Company serves as a single source provider for the equipment and services required to meet the video, voice and data communications requirements of its customers. The Company's video communications group focuses on the sale, installation and service of stationary and roll-about, vertical applications and industry-specific video communications systems. The Company's telecommunications group develops and manages sales and customer service programs on an outsourced basis under agency and value-added reseller agreements for certain Regional Bell Operating Companies ("RBOC's), other telecommunications providers and equipment manufacturers.


     The Company intends to continue its expansion activities in calendar year 1998 primarily through internal expansion and with strategic acquisitions. Although management anticipates that the revenues generated by its existing offices, as well as additional offices from expansion and acquisitions, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely effected.

RESULTS OF OPERATIONS


  The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:



                                                YEAR  ENDED      SIX MONTHS
                                                DECEMBER 31,    ENDED JUNE 30,    YEAR ENDED JUNE 30,
                                            -----------------   ---------------   --------------------
                                             1997        1996   1996       1995   1996            1995
                                            -----       -----   ------    -----   -----          -----
                                                     (UNAUDITED)
  Revenues:
   Product sales and service revenues....    67.4%       67.2%  67.1%     58.8%   63.5%          37.9%
   Agency commissions....................    32.6        32.8   32.9      41.2    36.5           62.1
                                            -----       -----   ------    -----   -----          -----
                                            100.0       100.0    100.0    100.0   100.0          100.0
                                            =====       =====   ======    =====   =====          =====
  Costs and Expenses:
   Costs of goods sold...................    47.7        49.7     51.5     42.8    46.0           26.7
   Sales and marketing expenses..........    35.9        35.9     35.4     38.0    34.4           54.6
   General and administrative expenses...    15.5        14.2     14.7     16.1    16.9           17.5

   Merger costs..........................      --         6.9     12.9       --      --             --
                                            -----       -----   ------    -----   -----          -----
                                             99.1       106.8    114.5     96.9    97.3           98.8
                                            -----       -----   ------    -----   -----          -----

  Income (Loss) from Operations..........     0.9        (6.8)   (14.5)     3.1     2.7            1.2
  Other Expense..........................    (0.6)       (1.8)    (0.9)    (1.2)   (2.1)          (2.1)
  Loss on Sublease, Including
    Shutdown of Offices..................      --          --       --       --      --           (4.6)
                                            -----       -----   ------    -----   -----          -----
  Income (Loss) Before Income Taxes......     0.3        (8.6)   (15.4)     1.9     0.6           (5.5)

  Benefit (Provision) for Income Taxes...     0.0         0.5      0.2      0.9     0.8           (1.0)
                                            -----       -----   ------    -----   -----          -----
  Net (Loss) Income......................     0.3%      (8.1)%  (15.2)%     2.8%    1.4%         (6.5)%
                                            =====       =====   ======    =====   =====          =====


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
(UNAUDITED)


REVENUES

     Total revenues for the twelve months ended December 31, 1997 increased $12.995 million or 35.2% to $49.943 million from $36.948 million in 1996.


 Product Sales and Services

     Product sales and service revenues increased by $8.821 million or 35.5% to $33.642 million in 1997 from $24.821 million in 1996. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business, including increasing its videoconferencing sales force in 1997. In addition, the Company benefited from a full 12 months of sales related to acquisitions made in July and August of 1996.

 Agency Commissions

     Agency commissions for 1997 increased by $4.174 million or 34.4% to $16.301 million from $12.127 million in 1996. The increase in agency commissions was due primarily to the Company growing its agency business in its Boston and New York offices.


COSTS AND EXPENSES

     Costs of goods sold for 1997 increased by $5.465 million or 29.7% to $23.836 million from $18.371 million in 1996. Costs of goods sold as a percentage of product sales and service revenues decreased to 70.9% in 1997 from 74.0% in 1996. The percentage decrease in costs of goods sold is primarily related to a increase in service revenues and a slight increase in margin on equipment sales related to the Company's videoconferencing business due to efficiencies of scale. Service revenues generally provide a higher profit margin than equipment revenues.

     Selling and marketing expenses for 1997 increased by $4.674 million or 35.2% to $17.948 million from $13.274 million in 1996. Selling and marketing expenses as a percentage of revenues remained constant at 35.9% in 1997 and in 1996. The increase in selling and marketing expenses was primarily due to higher sales compensation and other operating expenses incurred as a result of increased revenues and facility rentals due to the increased number of sales offices.

     General and administrative expenses for 1997 increased by $2.481 million or 47.4% to $7.720 million from $5.239 million in 1996. General and administrative expenses as a percentage of total revenues increased to 15.5% in 1997 from 14.2% in 1996. The increase was primarily due to a general increase in such expenses as a result of the expansion of the Company's businesses, including salaries and depreciation and amortization expenses related to the acquisitions.

     The Company incurred merger costs in 1996 of $2.564 million in connection with the Merger, which was consummated on November 29, 1996. Merger costs primarily included financial advisory, legal and accounting fees relating to the Merger. The Merger was accounted for under the pooling of interest method of accounting that requires the combined company to write off all transaction costs upon the consummation of such transaction.

     Income (loss) from operations increased $2.939 million to income of $439,680 in 1997 from a loss of $(2.499) million in 1996. The increase in income from operations related to one time merger costs of $2.564 million incurred in 1996 and increased income related to the overall increase in sales.

     Other expense, decreased $364,257 to $296,541 in 1997 compared to $660,798 in 1996. This decrease was primarily due to the fact that the Company wrote-off a note receivable from Power Data Services, Inc. ("PDS") for $265,000 in connection with the termination of the PDS acquisition in May of 1996.

     Provision for income tax expense increased $176,946 to $4,512 in 1997 compared to a benefit of $172,434 for 1996. The increase in tax was due to the transition to profitability.

     Net income increased $3.126 million to income of $138,627 in 1997 from a net loss of $(2.987) million for 1996. Net income as a percentage of revenues increased to 0.3% for 1997 compared to (8.1)% for 1996. Net income per share increased to $.02 for 1997 compared to a loss per share of $(0.57) per share for 1996. The weighted average number of shares outstanding increased to 6,371,651 for 1997 from 5,262,238 in 1996.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,1995


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

     The Company wrote-off merger costs of $2.564 million incurred in connection with the Merger, which was consummated on November 29, 1996. Merger costs primarily include financial advisory, legal and accounting fees relating to the Merger. The Merger was accounted for under the pooling of interest method of accounting that requires the combined company to write off all transaction costs upon the consummation of such transaction.

     Income (loss) from operations decreased $3.322 million to a loss of $2.884 million in 1996 from income of $438,354 in 1995. The increase in the loss from operations related to the write-off of Merger costs of $2.564 million and the increase in selling and marketing expenses, and general and administrative expenses, discussed above. Income (loss) from operations as a percentage of revenues decreased to (14.5)% for 1996, compared to 3.1% for 1995. The overall loss from operations was primarily attributable to the write-off of Merger costs.

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


ACQUISITIONS


Vermont Telecommunications Network Services, Inc.
--------------------------------------------------

      On November 13, 1997, the Company, through its wholly-owned subsidiary, Vermont Network Services Corporation, a Delaware corporation ("Network Services"), acquired the net assets of Vermont Telecommunications Network Services, Inc. a Vermont corporation ("VTNSI"), pursuant to an Asset Purchase Agreement, dated as of November 13, 1997, as amended (the "Purchase Agreement"), by and among Network Services, VTNSI and Zoltan B. Keve, the President and Chief Executive Officer of VTNSI and its principal shareholder. Pursuant to the terms of the Purchase Agreement, Network Services acquired ownership of the assets and has assumed certain liabilities of VTNSI, effective November 1, 1997. The aggregate purchase price for the net assets of VTNSI consists of (i) $2,000,000 cash paid at the closing by the Company, (ii) a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1998, (iii) a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999, and (iv) $400,000 paid by the issuance of 62,112 shares of View Tech common stock. The contingent note in the amount of $250,000 is due only if Network Services achieves EBIT, as defined, equal to or greater than $700,000 for the year ending December 31, 1998. In addition, View Tech is required to pay additional purchase price equal to 40% of Network Services' EBIT, as defined, in excess of $900,000 per calendar year commencing January 1,
1998 and ending December 31, 2000.   The purchase price was determined based on
the earnings history of VTNSI. The cash portion of the purchase price of $2,000,000 was paid utilizing the Company's bank line of credit with Imperial Bank of Inglewood, California.

      VTNSI, based in Burlington, Vermont, was an authorized agent selling Bell Atlantic services in Vermont, New Hampshire, upstate New York and western Massachusetts. Network services will continue to operate the former business of VTNSI.

      Network Services currently has four offices and 28 employees, including a dedicated sales force of 14.


LIQUIDITY AND CAPITAL RESOURCES

     View Tech has financed its recent operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements. Effective November 21, 1997, the Company entered into a $15 million credit agreement for a term of five (5) years (the "Agreement") with Imperial Bank (the "Bank"). Amounts outstanding under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At December 31, 1997, $4.906 million was outstanding under the Agreement. The Agreement replaced the Company's previous credit agreements with BankBoston and City National Bank.

     Net cash used for operating activities for the year ended December 31, 1997 was $1.355 million. The primary uses of cash in 1997 were increases in accounts receivable and inventory of $2.417 million and $464,461, respectively, and a decrease in accrued merger costs of $1.160 million. The uses of cash reflect the Company's higher sales volume and funds used to expand the Company's operations during 1997. Sources of cash from operating activities were primarily related to an increase in other accrued liabilities of $2.217 million.

     Net cash used for investing activities for the period was $3.221 million, primarily relating to the purchase of office furniture and computer equipment for $1.150 million and the acquisition of VTNSI for $2.071 million during November 1997.

     Net cash provided by financing activities for the period was $5.416 million, primarily generated from the proceeds of $3.319 million from a private placement of common stock by the Company and $2.867 million of net borrowings under the Agreement, offset by the repayment of $770,439 in debt obligations.

     The Company may require additional working capital to efficiently operate its business, continue to implement its growth strategy and to adequately provide for its working capital needs. In this regard, the Company may continue to seek private equity or debt financing to satisfy its capital needs. However, in order to fund additional expansion activities, the Company believes that its existing cash balances, combined with its anticipated operating cash flow and borrowings under existing credit facilities will be adequate to meet the Company's on-going cash needs for the next twelve months. There can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. The inability to obtain required additional financing could limit the Company's ability to operate the Company efficiently or to continue its expansion activities.


RISK FACTORS


FUTURE FINANCING REQUIREMENTS

     The Company may require additional working capital in order to operate its business efficiently and to implement its internal expansion and acquisition strategy. However, there can be no assurance that it will be able to raise additional working capital. In addition, the Company will seek to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy, including but not limited to, its acquisition strategy, in the future.


UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION AND FUTURE ACQUISITIONS

     Management anticipates that the Company will continue to grow not only through internal expansion, but also through acquisitions of other entities. Since July 1992, View Tech, by virtue of its expansion activity, has grown from two employees in one location to 310 employees in 23 locations at March
23, 1998. In the past 24 months, View Tech has acquired four businesses, including USTeleCenters. By virtue of rapid internal growth and external growth through acquisitions, the Company is subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a long history of combined operations, it is possible that the Company will encounter difficulties, such as integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will fully achieve the anticipated benefits of its recent or future acquisitions.


LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS AND NON-RECURRING ITEMS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

     View Tech and USTeleCenters have operated since 1992 and 1987, respectively. On a combined basis, the Company reported net income for the three months and twelve months ended December 31, 1997, and has operated as a combined entity since November 29, 1996. Although the Company recently achieved profitability and reported net income, in the future, the Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future. The Company strives to improve its return on assets and as such it will continuously review its internal operations and other policies and procedures, including but not limited to those relating to revenue generation and recognition, adequacy of reserves and realizability of assets. Any resulting non-recurring adjustments could adversely affect the Company's results of operations .

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, BELL ATLANTIC AND GTE

     For the twelve months ended December 31, 1997, approximately 38% and 30% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by Bell Atlantic, and GTE, respectively. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.


CONTROL BY EXECUTIVE OFFICERS AND DIRECTORS

     As of March 23, 1998, the Company's officers and directors beneficially owned approximately 36% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company. If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of the Company and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.


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


YEAR 2000 DISCLOSURE

     The Company is aware of the issues that many computer systems will face as the millennium (year 2000) approaches. The Company, however, believes that its own internal software and hardware is year 2000 compliant. The Company believes that any year 2000 problems encountered by procurement agencies, hospitals and other customers and vendors are not likely to have a material adverse effect on the Company's operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                VIEW TECH, INC.
                         INDEX TO FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT
Reports of Independent Public Accountants..............................................    20

Consolidated Balance Sheets as of December 31, 1997 and 1996,
 and June 30, 1996.....................................................................    23

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, six months ended December 31, 1996, and the years ended June 30, 1996
 and 1995..............................................................................    24

Consolidated Statement of Stockholders' Equity for the year ended December
 31, 1997, six months ended December 31, 1996 and the years ended June 30,
 1996 and 1995.........................................................................    25

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, six months ended December 31, 1996 and the years ended June 30, 1996
 and 1995..............................................................................    26

Notes to Consolidated Financial Statements.............................................    27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
VIEW TECH, INC.:

We have audited the accompanying consolidated balance sheet of View Tech, Inc. and subsidiaries as of December 31, 1997, and related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Tech, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          /s/ ARTHUR ANDERSEN LLP




Los Angeles, California
February 17, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
VIEW TECH, INC.:

We have audited the accompanying consolidated balance sheets of View Tech, Inc. and subsidiary as of December 31, 1996, and June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1996 and for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements as of June 30, 1996, and for each of the two years in the period ended June 30, 1996 have been restated to reflect the pooling of interests as described in notes 1 and 3 of the consolidated financial statements. We did not audit the financial statements of USTeleCenters, Inc. , which statements reflect total assets of $6,343,977 as of June 30, 1995 and total revenues of $21,534,482 and $22,033,697 for the years ended June 30, 1995 and December 31, 1994 respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for USTeleCenters, Inc. as of June 30, 1995, and for the years ended June 30, 1995 and December 31, 1994, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of View Tech, Inc. and subsidiary as of December, 31, 1996 and June 30, 1996, and the results of their operations and cash flows for the six months ended December 31, 1996 and for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

/s/ Carpenter Kuhen & Sprayberry

Oxnard, California
March 13, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USTeleCenters, Inc.:

We have audited the balance sheet of USTeleCenters, Inc., (a Massachusetts corporation) as of June 30, 1995 and December 31, 1994, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements, not included herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USTeleCenters, Inc. as of June 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years ended, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company was merged into View Tech, Inc., in November 1996.


/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 20, 1996

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,           June 30,
                                                         -------------------------   ----------
                                                             1997          1996         1996
                                                         -----------   -----------   ----------
                    ASSETS
CURRENT ASSETS:
  Cash                                                   $ 1,204,690   $   365,139   $1,465,199
  Accounts receivable, net of reserves of $658,656,
  $479,774, and $220,182, respectively                    13,326,667    10,609,832    7,907,284
  Inventory                                                2,532,456     2,063,028    1,748,555
  Other current assets                                       428,889       737,980      916,621
                                                         -----------   -----------   ----------

     Total Current Assets                                 17,492,702    13,775,979   12,037,659

PROPERTY AND EQUIPMENT, net                                3,423,838     2,798,476    2,720,422

GOODWILL, net                                              4,198,927     1,632,370           --

OTHER ASSETS                                                 696,701       313,783       83,008
                                                           ---------     ---------    ---------

                                                         $25,812,168   $18,520,608  $14,841,089
                                                         ===========   ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 7,168,763   $ 7,682,887  $ 4,910,774
  Lines of credit                                                 --     1,829,428    1,868,105
  Current portion of long term debt                          661,290       704,166    1,073,681
  Accrued merger costs                                            --     1,160,494           --
  Accrued payroll and related costs                        1,904,506       893,382      743,180
  Deferred revenue                                         1,087,161       339,765       44,601
  Other current liabilities                                1,371,248       711,841    1,026,351
                                                         -----------   -----------  -----------

     Total Current Liabilities                            12,192,968    13,321,963    9,666,692
                                                         -----------   -----------  -----------

LONG-TERM DEBT                                             5,342,368       779,920      952,864
                                                         -----------   -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                  --            --           --
  Common stock, par value $.0001, authorized
   20,000,000 shares, issued and outstanding 6,589,571,
   5,666,814 and 5,112,623 shares, respectively                  659           567       51,125
  Additional paid-in capital                              13,653,624     9,934,236    6,669,268
  Retained deficit                                        (5,377,451)   (5,516,078)  (2,498,860)
                                                         -----------   -----------  -----------
                                                           8,276,832     4,418,725    4,221,533
                                                         -----------   -----------  -----------
                                                         $25,812,168   $18,520,608  $14,841,089
                                                         ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended
                                                   DECEMBER 31,         Six Months Ended      YEARS ENDED JUNE 30,
                                            --------------------------     DECEMBER 31,     ------------------------
                                               1997           1996            1996            1996           1995
                                            -----------    -----------     -----------      ----------    ----------
                                                           (UNAUDITED)
Revenues:
   Product sales and service revenues       $33,642,166    $24,820,903     $13,330,608     $19,680,386   $10,801,669
   Agency commissions                        16,300,988     12,127,329       6,547,974      11,313,350    17,696,300
                                            -----------    -----------     -----------     -----------   -----------

                                             49,943,154     36,948,232      19,878,582      30,993,736    28,497,969
                                            -----------    -----------     -----------     -----------   -----------

Costs and Expenses:
   Costs of goods sold                       23,835,939     18,370,748      10,235,235      14,269,108     7,618,770
   Sales and marketing expenses              17,947,552     13,274,260       7,045,024      10,670,921    15,565,601
   General and administrative expenses        7,719,983      5,238,638       2,918,880       5,230,209     4,990,572
   Merger costs                                      --      2,563,573       2,563,573              --            --
                                            -----------    -----------     -----------     -----------   -----------

                                             49,503,474     39,447,219      22,762,712      30,170,238    28,174,943
                                            -----------    -----------     -----------     -----------   -----------

Income (Loss) from Operations                   439,680     (2,498,987)     (2,884,130)        823,498       323,026

Other Expense                                  (296,541)      (660,798)       (172,892)       (659,258)     (592,853)

Loss on Sublease, Including
  Shutdown of Offices                                --             --              --              --    (1,312,900)
                                            -----------    -----------     -----------     -----------   -----------

Income (Loss) Before Income Taxes               143,139     (3,159,785)     (3,057,022)        164,240    (1,582,727)

Benefit (Provision) for Income Taxes             (4,512)       172,434          39,804         259,816      (294,083)
                                            -----------    -----------     -----------     -----------   -----------

Net Income (Loss)                           $   138,627    $(2,987,351)    $(3,017,218)    $   424,056   $(1,876,810)
                                            ===========    ===========     ===========     ===========   ===========

Earnings (Loss) per Share (Basic and
 Diluted)                                         $0.02         $(0.57)         $(0.56)          $0.07        $(0.50)
                                            ===========    ===========     ===========     ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common stock         Additional     Retained         Total
                                            ---------------------      Paid-In      Earnings      Stockholders'
                                             Shares       Amount       Capital      (Deficit)        Equity
                                            ---------    --------    -----------   -----------     -----------

Balance, June 30, 1994                      1,687,750    $ 16,877    $ 1,006,890   $  (853,989)    $   169,778

   Issuance of common stock                 1,380,000      13,800      5,270,414            --       5,284,214
   Shares issued under stock
     option plan                                2,226          22         17,978            --          18,000
   Stockholder distributions                       --          --             --      (192,117)       (192,117)
   Net loss                                        --          --             --    (1,876,810)     (1,876,810)
                                            ---------    --------    -----------   -----------     -----------

Balance, June 30, 1995                      3,069,976      30,699      6,295,282    (2,922,916)      3,403,065

   Shares issued under stock
     option plan                               34,200         342         11,170            --          11,512
   Issuance of common stock                 2,008,447      20,084        406,246            --         426,330
   Additional costs of initial public
     offering of common stock                      --          --        (43,430)           --         (43,430)
   Net income                                      --          --             --       424,056         424,056
                                            ---------    --------    -----------   -----------     -----------

Balance, June 30, 1996                      5,112,623      51,125      6,669,268    (2,498,860)      4,221,533

   Change in par value of
     common stock to $0.0001                       --     (50,613)        50,613            --              --
   Issuance of common stock                   533,138          53      3,100,519            --       3,100,572
   Shares issued under stock
     option plan                               21,053           2        113,836            --         113,838
   Net loss                                        --          --             --    (3,017,218)     (3,017,218)
                                            ---------    --------    -----------   -----------     -----------

Balance, December 31, 1996                  5,666,814         567      9,934,236    (5,516,078)      4,418,725

   Issuance of common stock                   736,662          74      3,172,333            --       3,172,407
   Shares issued under stock
     option plan                              113,648          11         56,914            --          56,925
   Shares issued in connection with
     exercise of warrants                      72,447           7        364,853            --         364,860
   Issuance of warrants in connection
     with new banking relationship                 --          --        125,288            --         125,288
     Net income                                    --          --             --       138,627         138,627
                                            ---------    --------    -----------   -----------     -----------

Balance, December 31, 1997                  6,589,571    $    659    $13,653,624   $(5,377,451)    $ 8,276,832
                                            =========    ========    ===========   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF CASH FLOWS



                                                      Years Ended          Six Months Ended
                                                      DECEMBER 31,            DECEMBER 31,          YEARS ENDED JUNE 30,
                                              -------------------------                            ----------------------
                                                  1997          1996             1996                 1996        1995
                                              ----------    -----------     ---------------        --------    ----------
                                                            (UNAUDITED)
Cash Flows from Operating Activities:
  Net income (loss)                          $   138,627    $(2,987,351)        $(3,017,218)    $   424,056   $(1,876,810)
  Adjustments to reconcile net income
   (loss) to
   net cash used in operating activities
    Depreciation and amortization              1,190,700        975,675             530,960         872,969       909,258
    Noncash merger expenses                           --        340,689             340,689              --            --
    Noncash charge relating to loss on
     sublease including shutdown of offices           --             --                  --              --       678,847
    Reserve on note receivable                        --        265,000                  --         265,000            --
      Changes in assets and liabilities,
       net of effects of acquisitions
    Accounts receivable, net                  (2,416,536)    (3,911,179)         (2,521,215)     (2,276,340)   (1,329,527)
    Inventory                                   (464,461)      (571,361)           (314,473)       (679,357)     (586,790)
    Other assets                                 (72,601)       (55,369)             87,836        (617,359)      417,291
    Accounts payable                            (788,494)     3,397,918           2,247,748       2,299,539       532,287
    Other accrued liabilities                  1,057,433      1,417,880           1,647,700      (1,232,266)      557,962
                                             -----------    -----------         -----------     -----------    ----------

     Net cash used in operating activities:   (1,355,332)    (1,128,098)           (997,973)       (943,758)     (697,482)
                                             -----------    -----------         -----------     -----------    ----------

Cash Flows from Investing Activities:
    Purchase of property and equipment        (1,150,101)      (795,727)           (492,684)       (865,496)     (831,070)
    Proceeds from sale of assets                      --         14,937              14,937              --            --
    Cash paid for business acquisitions       (2,071,177)      (155,163)           (155,163)             --            --
    Issuance of notes receivable                      --       (265,000)                 --        (265,000)           --
                                             -----------    -----------         -----------     -----------    ----------

Net cash used in investing activities:        (3,221,278)    (1,200,953)           (632,910)     (1,130,496)     (831,070)
                                             -----------    -----------         -----------     -----------    ----------

Cash Flows from Financing Activities:
    Net borrowings (payments) on line of
     credit                                    2,867,120          4,786             (38,677)         43,473       418,103
    Issuance of term note payable to bank             --             --                  --              --     1,500,000
    Long term debt reduction                    (770,439)      (626,230)           (786,483)     (1,886,371)     (698,977)
    Stockholder distributions                         --             --                  --              --      (192,117)
    Issuance of common stock, net              3,319,480      1,365,873           1,355,983         394,412     5,302,214
                                             -----------    -----------         -----------     -----------    ----------

     Net cash provided (used) by
      financing activities:                    5,416,161        744,429             530,823      (1,448,486)    6,329,223
                                             -----------    -----------         -----------     -----------    ----------

Net Increase (Decrease) in Cash                  839,551     (1,584,622)         (1,100,060)     (3,522,740)    4,800,671
Cash, beginning of period                        365,139      1,949,761           1,465,199       4,987,939       187,268
                                             -----------    -----------         -----------     -----------    ----------
Cash, end of period                          $ 1,204,690    $   365,139         $   365,139     $ 1,465,199    $4,987,939
                                             ===========    ===========         ===========     ===========    ==========
Supplemental Disclosures:
    Operating activities reflect:
     Interest Paid                           $   352,808    $   387,758         $   191,342     $   467,061    $  454,319
                                             ===========    ===========         ===========     ===========    ==========
     Income Taxes paid                       $     7,640    $   219,452         $        --     $   375,480    $   27,580
                                             ===========    ===========         ===========     ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE BUSINESS
----------------------

     View Tech, Inc., (the "Company"), markets and installs video communications systems and provides continuing services related to installed systems to customers in select states throughout the United States. As a result of the merger of the Company with USTeleCenters, Inc. in November 1996, the Company designs, sells, and supports telecommunication systems solutions for small and medium-sized businesses throughout the United States. The Company also sells telecommunication services on behalf of certain Regional Bell Operating Companies ("RBOCs").

     This business combination with USTeleCenters was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the results of operations, financial position, and cash flows of USTeleCenters.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

   Principles of Consolidation. The accompanying consolidated financial
   ---------------------------
statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

   Change in Year End.  During the six months ended December 31, 1996, the
   ------------------
Company changed its year end from June 30 to December 31. The unaudited financial information for the year ended December 31, 1996 is presented for comparative purposes and includes all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

   Revenue Recognition.  The Company sells both products and services. Product
   -------------------
revenue consists of revenue from the sale of video communications and telephone equipment and is recognized at the time of shipment. Service revenue is derived from services rendered in connection with the sale of new systems and from services rendered with respect to previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training, user training, and one-year parts-and-service warranty. The majority of these services are rendered at or prior to installation, and all of the revenue is recognized when rendered. Revenue related to extended warranty contracts is deferred and recognized over the life of the extended warranty period.

     The Company has agency agreements with various local exchange carriers and telecommunications companies whereby the Company receives commissions on work referred to these entities. The agreements are subject to annual renewals. The Company generally recognizes revenue when the installation or service is ordered from the local exchange carrier or telecommunication company and a reserve is recorded for cancellations. Certain of the entities have the right to credit or charge back future commission payments on orders canceled within a 6 to 10 month period from the date of order. The Company is not aware of any possible refunds or charge-backs that these entities might be seeking, which have not been reserved at December 31, 1997.

     In addition, under its agreement with Bell Atlantic, the Company receives commissions on management contracts. The Company recognizes these revenues at the time the service is rendered.

   Use of Estimates.  The preparation of financial statements in conformity
   ----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Per Share Data.  Earnings (loss) per share - basic is computed on the basis
   --------------
of the weighted average number of shares of common stock outstanding and earnings per share - diluted is based on the weighted average number of shares outstanding including the dilutive effect of common stock equivalents using the treasury stock method.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Cash and Cash Equivalents.  The Company considers all highly liquid
   -------------------------
investments with a maturity not exceeding three months at the date of purchase to be cash equivalents. Short-term investments are stated at lower of cost or market and are insured up to $100,000 by the FDIC.

   Inventories.  Inventories are accounted for on the basis of the lower of
   -----------
cost or market. Cost is determined on a FIFO (first-in, first-out) basis. Included in inventory is demonstration equipment held for resale in the ordinary course of business. The Company sells its video demonstration equipment after the six month holding period required by its primary equipment supplier.

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

   Intangibles.  Cost in excess of the fair value of net assets of purchased
   -----------
businesses (goodwill) is amortized using the straight line method over 15 years, its estimated useful life.

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

   Approximately 38% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel and approximately 30% of revenues are attributable to the sale of network products and services provided by Bell Atlantic and GTE. Termination or change of the Company's business relationship with PictureTel, Bell Atlantic and/or GTE disruption in supply, failure of this supplier to remain competitive in quality, function or price, or a determination by such suppliers to reduce reliance on independent distributors such as the Company could have a materially adverse effect on the Company.

   Reclassifications.  Certain prior year balances have been reclassified in
   -----------------
order to conform to the current year presentation.


NOTE 3 -- BUSINESS COMBINATION
-------------------------------

   On November 29, 1996, the Company acquired USTeleCenters, which is an authorized sales agent for several of the Regional Bell Operating Companies ("RBOC's"). The transaction was accounted for as a pooling of interests in which USTeleCenters' shareholders exchanged all of their outstanding shares and options for View Tech common stock and options, respectively. USTeleCenters' shareholders and optionholders (upon exercise of their options) received 2,240,976 shares of View Tech common stock and options to purchase 184,003 shares of View Tech common stock. The value of the transaction was approximately $16.5 million. In connection with the acquisition, the Company issued 24,550 shares in January, 1997 to certain investment bankers.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- ACQUISITIONS
-----------------------


Vermont Telecommunications Network Services, Inc.
-------------------------------------------------

     On November 13, 1997, the Company, through a wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. (VTNSI) a Vermont corporation. Pursuant to the terms of the Purchase Agreement, the Company has acquired ownership of the assets and has assumed certain liabilities of VTNSI, effective November 1, 1997. The aggregate purchase price for the net assets of VTNSI consists of (i) $2,000,000 cash paid at the closing,
(ii) a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1998, (iii) a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999, and (iv) $400,000 paid by the issuance of 62,112 shares of the Company's common stock. The contingent note in the amount of $250,000 is due only if Network Services achieves EBIT, as defined, is equal to or greater than $700,000 for the year ending December 31, 1998. In addition, View Tech is required to pay additional purchase price equal to 40% of VTNSI's EBIT, as defined, in excess of $900,000 per calendar year commencing January 1, 1998 and ending December 31, 2000. The cash portion of the purchase price of $2,000,000 was paid utilizing the Company's bank line of credit with Imperial Bank of Inglewood, California. The excess of the acquisition price over the net assets acquired of approximately $2.708 million will be accounted for as goodwill and amortized over 15 years. VTNSI, based in Burlington, Vermont, was an authorized agent selling Bell Atlantic services in Vermont, New Hampshire, upstate New York and western Massachusetts.


   The following unaudited supplemental financial information is provided on a proforma basis as if the acquisition occurred on January 1, 1996:

                                                     Years ended December 31,
                                                    ------------------------
                                                      1997           1996
                                                    ----------     ---------
                                                   (Unaudited)    (Unaudited)
Revenues                                           $51,888,000   $39,463,088
                                                   ===========   ===========
Income (loss) from operations                      $   645,000   $(1,936,978)
                                                   ===========   ===========
Net income (loss)                                  $   172,000   $(2,780,078)
                                                   ===========   ===========
Earnings (loss) per share (Basic and Diluted)      $      0.03   $     (0.52)
                                                   ===========   ===========

VistaTel International, Inc.
---------------------------

   Effective July 1, 1996, the Company acquired the net assets of VistaTel International, Inc., ("VistaTel") a private company, based in Boca Raton, Florida, which was a supplier of video conferencing products and services within the state of Florida and was one of PictureTel's national resellers. View Tech issued 52,857 shares of common stock, valued at $7.00 per share, to the sole shareholder of VistaTel. The excess of the acquisition price over the net assets acquired of approximately $339,000 was accounted for as goodwill and amortized over 15 years, its estimated useful life.

GroupNet, Inc.
-------------

   Pursuant to a merger agreement dated August 30, 1996, View Tech acquired GroupNet, Inc., ("GroupNet") for cash and View Tech common stock valued at $1,380,000. The purchase price consisted of 150,000 shares of common stock valued at $7.00 per share and $330,000 in cash. The excess of the acquisition price over the net assets acquired of approximately $1,330,000 was accounted for as goodwill and is being amortized over 15 years, its estimated useful life. GroupNet, based in Boston, Massachusetts, was an authorized PictureTel dealer in the northeastern United States.

   The above acquisitions have been accounted for as purchase transactions and accordingly the accompanying financial statements include the accounts and transactions of the Company since the acquisition dates.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- INVENTORY
-------------------
                                                          December 31,                    June 30,
                                                          --------------------------    -----------
                                                              1997           1996           1996
                                                          -----------    -----------    -----------
   Inventories are summarized as follows:
Demonstration equipment................................   $ 1,011,277    $   912,380    $   488,148
Finished goods.........................................     1,079,738        758,468        625,365
Spare parts............................................       567,177        700,929        695,042
                                                          -----------    -----------    -----------
                                                            2,658,192      2,371,777      1,808,555
Less reserve for obsolescence..........................      (125,736)      (308,749)       (60,000)
                                                          -----------    -----------    -----------
                                                          $ 2,532,456    $ 2,063,028    $ 1,748,555
                                                          ===========    ===========    ===========

NOTE 6 -- PROPERTY AND EQUIPMENT, NET
-------------------------------------

   Property and equipment are summarized as follows:
Computer equipment and software........................   $ 2,824,760    $ 2,195,553    $ 1,874,545
Equipment..............................................     1,864,384      1,526,485      1,385,551
Furniture and fixtures.................................     2,405,757      1,966,741      1,919,851
Leasehold improvements.................................       637,460        375,205        321,889
                                                          -----------    -----------    -----------
                                                            7,732,361      6,063,984      5,501,836
Less accumulated depreciation..........................    (4,308,523)    (3,265,508)    (2,781,414)
                                                          -----------    -----------    -----------
                                                          $ 3,423,838    $ 2,798,476    $ 2,720,422
                                                          ===========    ===========    ===========


   Property and equipment under capital lease obligations, net of accumulated amortization, at December 31, 1997, 1996 and June 30, 1996 were $738,378, $1,022,363 and $1,240,394, respectively.


NOTE 7-- LINES OF CREDIT
------------------------

   View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million Credit Agreement, with the Bank, effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At December 31, 1997, the interest rate on this Facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of December 31, 1997 the Company was in compliance with these covenants. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

   The Agreement provides for three separate loan commitments consisting of (i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At December 31, 1997, amounts utilized under the Facilities were $4,905,857. This amount is classified as long-term debt as the Company intends to transfer all borrowings to Facility B.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   In connection with the Agreement, the Company issued Common Stock Purchase Warrants for the purchase of 80,000 shares of the Company's Common Stock by the lenders. The warrants are exercisable until November 21, 2004 at a purchase price of $7.08 per share. The Company has determined the fair value of the Warrants using the Black-Scholes model and has recorded $125,288 in other assets on the accompanying balance sheet and will amortize it over the term of the agreement.


NOTE 8 -- LONG TERM DEBT
------------------------

   Long-term debt consists of the following:

                                                          December 31,          June 30,
                                                    -----------------------   ----------
                                                       1997         1996         1996
                                                    ----------   ----------   ----------
Capital lease obligations......................     $  844,038   $1,154,013   $1,379,380
Note payable - former GroupNet, Inc., owner....             --      203,340           --
Other..........................................          3,763      126,733      217,165
Term note due to a bank........................             --           --      430,000
Note payable - former VTNSI owner..............        250,000           --           --
Line of credit (Note 7)........................      4,905,857           --           --
                                                    ----------   ----------   ----------
                                                     6,003,658    1,484,086    2,026,545
Less current maturities........................        661,290      704,166    1,073,681
                                                    ----------   ----------   ----------

                                                    $5,342,368   $  779,920   $  952,864
                                                    ==========   ==========   ==========



Capital Lease Obligations
-------------------------

   The following is a schedule of future minimum lease payments required under capital leases, together with their present value as of December 31, 1997:

       Year Ending December 31,
       ------------------------

       1998....................................... $  459,920
       1999.......................................    394,807
       2000.......................................    126,251
       2001.......................................     35,969
       2002 and thereafter........................     16,505
                                                   ----------

       Net minimum lease payments.................  1,033,452

       Less amount representing imputed interest..    189,414
                                                   ----------

       Present value of net minimum
            lease payments........................ $  844,038
                                                   ==========


   The current portion due under capital lease obligations at December 31, 1997, and 1996 and June 30, 1996, was $407,527, $450,669, and $527,977, respectively.


Note Payable to former VTNSI owner
-----------------------------------

   In connection with the Company's acquisition of Vermont Telecommunications Network Services, Inc., part of the purchase price consisted of a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1998.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- COMMITMENTS AND CONTINGENCIES
----------------------------------------

   The Company leases various facilities under operating leases expiring through 2003. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the years ended June 30, 1996 and 1995 were approximately $1,473,000, $553,000, $1,160,000, and $885,000, respectively.

   Minimum future rental commitments under non cancelable operating leases are as follows:

       Year Ending December 31,
       ------------------------

       1998.................................  $1,615,993
       1999.................................   1,416,747
       2000.................................   1,099,581
       2001.................................     890,651
       2002 and thereafter..................     455,198
                                              ----------
                                              $5,478,169
                                              ==========

   The Company has received rent concessions during the first year of certain leases, which are being deferred and amortized over the term of the lease.

   The Company has been named in employee related lawsuits. The Company is vigorously defending itself against such matters and does not expect the outcome to have a material impact on its financial position.

   In connection with the acquisition of Vermont Telecommunications Network Services, Inc., part of the purchase price consisted of a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999. The contingent note is due only if Network Services achieves EBIT, as defined, equal to or greater than $700,000 for the year ending December 31, 1998. In addition, View Tech is required to pay additional purchase price equal to 40% of Network Services' EBIT, as defined, in excess of $900,000 per calendar year commencing January 1, 1998 and ending December 31, 2000. This contingent note will be recorded when and if the EBIT, as defined, is achieved.

   In April, 1997 the Company entered into a Severance and Consulting Agreement (the "Severance Agreement") with a former director and executive officer of the Company. Pursuant to the Severance Agreement, the Company must pay the former director and executive officer $19,335 per month through December 31, 1998. In consideration of these payments, the former director and executive officer agreed (i) to resign as an officer effective April 17, 1997 and as a director effective May 20, 1997, (ii) to provide consulting services to the Company,
(iii) not to compete with the Company during the Consulting Period, and (iv) to not sell any of the Common stock during certain periods specified in the Severance Agreement.


NOTE 10 -- COMMON AND PREFERRED STOCK
--------------------------------------

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


   Warrants and Options.  Included in the public stock offering in June 1995,
   --------------------
was the sale of 575,000 warrants to the public. All warrants are exercisable a $5.00 per share for a period of two years commencing one year after the effective date of the registration statement.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   At December 31, 1997, the Company had outstanding an aggregate of 328,553 options primarily to consultants and advisors to the Company. Approximately 6,000 options were issued at a market price of $5.00, the remainder of such options were issued at market prices ranging from $6.375 to $7.375 and are fully vested.


   Private Offering.  In the first quarter of 1997, the Company completed a
   ----------------
private placement with Telcom Holding, LLC, a Massachusetts limited liability company ("Telcom") formed by The O'Brien Group, Inc., a Massachusetts corporation. Telcom purchased (i) 650,000 shares of Common Stock and (ii) Common Stock Purchase Warrants exercisable at $6.50 per share of the Company to purchase up to 325,000 shares of Common Stock, at a price of $4.40 per unit. The Company issued to certain managing members of Telcom, additional Common Stock Purchase Warrants of the Company for the purchase of 162,500 shares of Common Stock, at a purchase price per share of $6.50.


   Preferred Stock.  On February 1, 1995, the shareholders approved an
   ---------------
amendment to the Articles of Incorporation to authorize the issuance of 5,000,000 shares of $.01 par value Preferred Stock. The Preferred Stock may be issued in one or more series with such rights and preferences as may be determined by the Board of Directors. No shares of Preferred Stock have been issued.


   Employee Stock Purchase Plan.  The Employee Stock Purchase Plan was adopted
   ----------------------------
by the Company's Board of Directors on March 11, 1997 and was subsequently approved by the Company's stockholders at the 1997 Annual Meeting. On August 1, 1997, the Purchase Plan become effective and the initial purchase period began. Eligible employees acquire shares of the Company's common stock at periodic intervals through their accumulated payroll deductions. These deductions are applied at semi-annual intervals to purchase shares of the Company's common stock at a discount from the then current market price. Purchase periods run from the first business day in February to the last business day in July each year and from the first business day in August each year to the last business day in January of the following year.


   Stock Option Plan.  In July 1994, the Company began granting stock options
   -----------------
to key employees, consultants and certain non-employee directors. The options are intended to provide incentive for such persons' service and future services to the Company thereby promoting the interest of the Company and its shareholders.

   The Company currently maintains five stock option plans which generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such Plans, all outstanding options become immediately exercisable upon a change in control, as defined, of the Company. The Company has authorized an aggregate of 2,535,000 shares of common stock to be available under the option plans.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Activity in the plans on a consolidated basis is summarized as follows:

                                                                   Number of                                Wtd. Avg.
                                                                    Shares         Price per Share       Exercise Price
                                                                 ---------       ------------------   ------------------
Options Outstanding, June 30, 1994............................      16,560         $4.080 - 8.970           $ 8.52
   Granted....................................................     380,600           .250 - 5.000             1.86
   Exercised..................................................      (2,208)                 8.150             8.15
   Canceled...................................................     (11,605)          .375 - 8.970             4.41
                                                                 ---------        -----------------    -----------------
Options Outstanding, June
   30, 1995...................................................     383,347          .250 - 8.970              1.88
   Granted....................................................     682,503          .290 - 7.750              4.94
   Exercised..................................................     (34,300)         .250 -  .375              0.34
   Canceled...................................................     (25,445)         .250 -  8.970             5.70
                                                                  ---------        ----------------    -----------------

Options Outstanding, June 30, 1996............................   1,006,105          .250 - 7.750              3.96
   Granted....................................................      46,000         6.250 - 7.000              6.78
   Exercised..................................................      (2,500)         .250 - 5.000              2.15
   Canceled...................................................      (8,000)         .250 - 6.375              4.13
                                                                 ---------        -----------------    -----------------

Options Outstanding, December 31,1996.........................   1,041,605          .250 - 7.250              4.09
    Granted...................................................     617,500         3.000 - 5.812              3.21
    Exercised.................................................    (113,535)         .250 - 6.250              0.50
    Canceled..................................................    (154,500)        5.812 - 7.625              6.80
                                                                 ---------        -----------------    -----------------
Options Outstanding, December 31, 1997........................   1,391,070        $ .250 - 7.625              3.69
                                                                 =========        ================     =================


   At December 31, 1997 2,131,223 options were exercisable at a weighted average exercise price of $5.79 per share. The options outstanding at December 31, 1997 have a weighted average remaining contractual life of 7.13 years.


   The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.


                                                Year  Ended        Six Months Ended     Year Ended
                                             December 31, 1997     December 31, 1996    June 30,1996
                                            ------------------     -----------------    -------------
Net income (loss):    As reported            $         138,627      $      (3,017,218)   $     424,056
                      Pro forma                         (8,531)            (3,093,281)        (608,563)

Earnings (loss)
 per share:           As reported            $            0.02      $           (0.56)   $        0.07
 (Basic and Diluted)  Pro forma                          (0.00)                 (0.57)           (0.11)


   The weighted average fair value at the date of grant for options granted during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, were $4.83, $2.16 and $1.40, respectively. The fair value of options at the grant date was estimated using the Black-Scholes model with following weighted average assumptions: expected life - 2.5 years; volatility - 45.44%; dividend yield - 0%; interest rate - 5.8% to 6.15%.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Earnings (Loss) Per Share:
-------------------------
                                                               Six Months Ended
                                                            Year Ended December 31,        December 31,    Year Ended June 30,
                                                            -----------------------        ------------   ---------------------
                                                               1997         1996               1996          1996        1995
                                                            ---------   ------------       ------------   ---------   ---------
                                                                        (Unaudited)
Weighted average shares outstanding                         6,371,651     5,262,238           5,400,785   5,040,731   3,765,467
Effect of dilutive options and warrants                       421,870            --                  --     635,573          --
                                                            ---------   -----------        ------------   ---------   ---------

Weighted average shares outstanding
 including dilutive effect of securities                    6,793,521     5,262,238           5,400,785   5,676,304   3,765,467
                                                            =========   ===========        ============   =========   =========

     Options and warrants to purchase 2,222,056, 939,860, 1,094,818, 690,105 and
210,420 shares of common stock were outstanding during the year ended December 31, 1997 and 1996, six months ended December 31, 1996 and the year ended June 30, 1996 and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.


NOTE 11 -- PENSION PLAN
------------------------

   The Company participates in 401(k) retirement plans for its employees. Employer contributions to the 401(k) plans for the year ended December 31, 1997, six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995 were approximately $114,229, $37,000, $67,000, and $57,000, respectively.


NOTE 12 -- BENEFIT (PROVISION) FOR INCOME TAXES
------------------------------------------------

   Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent for the periods ended December 31, 1997 and 1996, and years ended June 30, 1996 and 1995 to income before income taxes) as a result of the following:

                                                                                         Six Months
                                                                       Years Ended         Ended            Years Ended
                                                                       December 31,     December 31,          June 30,
                                                                       ------------     ------------    --------------------
                                                                           1997             1996          1996       1995
                                                                       ------------     ------------    --------   ---------
Computed "expected" tax (expense) benefit...                           $    (50,099)    $  1,069,957    $(57,484)  $ 553,955
State tax expense, net of federal benefit...                                 (8,588)         184,797      (9,608)     92,590
S corporation tax differential..............                                     --          117,580     424,346    (817,495)
Valuation allowance.........................                                  2,911       (1,370,163)         --          --
Utilization,net operating losses...........                                  51,264               --          --          --
Other, net..................................                                     --           37,633     (97,438)   (123,133)
                                                                       ------------     ------------    --------   ---------
                                                                       $     (4,512)    $     39,804    $259,816   $(294,083)
                                                                       ============     ============    ========   =========

  Prior to the acquisition by the Company, UST was an S Corporation. The current portion of the Federal income tax benefit is comprised of an income tax refund created by the carryback of a net operating loss. The primary components of temporary differences which give rise to deferred taxes are as follows:

                                               Years Ended                   Years Ended
                                               December 31,                    June 30,
                                        --------------------------       -------------------
                                            1997          1996             1996       1995
                                        -----------    -----------       --------   --------
Deferred tax asset:
  Merger.............................   $ 1,001,648    $ 1,001,648       $     --   $     --
  Reserves and allowances............        79,309        119,403         22,677      8,975
  Net operating loss carryforward....       589,476        552,293        165,007     21,038
  Deferred tax valuation allowance...    (1,367,252)    (1,370,163)            --    (25,690)
                                        -----------    -----------       --------   --------
                                        $   303,181    $   303,181       $187,684   $  4,323
                                        ===========    ===========       ========   ========

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   At December 31, 1997, the Company had available net operating loss (NOL) carryforwards of approximately $1,450,000 and $1,050,000 for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2011, and may be subject to an annual statutory limitation.


NOTE 13 -- SEGMENT INFORMATION (UNAUDITED)
-------------------------------------------

   The Company's operations are classified into two primary industry segments:
(a) product sales and service revenue generated from the sale of telecommunication equipment and of videoconferencing and related services which involve the marketing and installation of video communication systems and providing continuing services related to installed systems, and (b) marketing telecommunication services on behalf of certain RBOCs and exchange carriers for an agency commission. Following is a summary of segment information for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995:


                                            PRODUCT SALES
                                             AND SERVICE            AGENCY
DECEMBER 31, 1997                             REVENUES             COMMISSION        COMBINED
Total Revenue..............................   $33,642,166        $16,300,988        $49,943,154
                                                                                    ===========
Operating profit...........................     3,961,124          4,015,288          7,976,412
General corporate expenses.................                                          (7,536,732)
Other expense..............................                                            (296,541)
                                                                                    -----------
Income (loss) from continuing operations
 before income taxes.......................                                         $   143,139
                                                                                    ===========
Identifiable assets at December 31, 1997...     3,392,635          1,537,003          4,929,638
Corporate assets...........................                                          20,882,530
                                                                                    -----------
Total assets December 31, 1997.............                                         $25,812,168
                                                                                    ===========
DECEMBER 31, 1996

Total Revenue..............................   $13,330,608        $ 6,547,974        $19,878,582
                                                                                    ===========
Operating profit...........................       310,578          2,287,745          2,598,323
General corporate expenses.................                                          (5,482,453)
Other expense..............................                                            (172,892)
                                                                                    -----------
Income (loss) from continuing operations
 before income taxes.......................                                         $(3,057,022)
                                                                                    ===========
Identifiable assets at December 31, 1996...     3,082,986          1,263,231        $ 4,346,217
Corporate assets...........................                                          14,174,391
                                                                                    -----------
Total assets December 31, 1996                                                      $18,520,608
                                                                                    ===========

JUNE 30, 1996

Total Revenue..............................   $19,680,386        $11,313,350        $30,993,736
                                                                                    ===========
Operating profit...........................     1,828,707          4,225,000          6,053,707
General corporate expenses.................                                          (5,230,209)
Other expense..............................                                            (659,258)
                                                                                    -----------
Income from continuing operations
 before income taxes.......................                                         $   164,240
                                                                                    ===========
Identifiable assets at June 30, 1996.......     2,404,065          1,257,000        $ 3,661,065
Corporate assets...........................                                          11,180,024
                                                                                    -----------
Total assets at June 30, 1996..............                                         $14,841,089
                                                                                    ===========

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 PRODUCT SALES
                                                  AND SERVICE      AGENCY
   JUNE 30, 1995                                   REVENUES      COMMISSION      COMBINED
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
                                                                               ===========

NOTE 14 -- SUPPLEMENTAL DISCLOSURES-CASH FLOW INFORMATION
---------------------------------------------------------

                                                    Year Ended  Six Months Ended
                                                    December 31,   December 31,      Year Ended June 30,
                                                    ------------   ------------   -------------------------
                                                        1997           1996           1996         1995
                                                    ------------   ------------   -----------   -----------
Schedule of non-cash transactions:
Non-cash investing and financing transactions-

Cost of fixed assets purchased.......               $  1,493,564   $    508,421   $ 1,260,935   $ 1,726,132
Less lease financing.................                   (343,463)       (15,737)     (395,439)     (895,062)
                                                    ------------   ------------   -----------   -----------
Cash paid for fixed assets...........               $  1,150,101   $    492,684   $   865,496   $   831,070
                                                    ============   ============   ===========   ===========

Cost of acquisitions.................               $  2,721,177   $  1,575,163   $        --   $        --
Less common stock and notes issued...                   (650,000)    (1,420,000)           --            --
                                                    ------------   ------------   -----------   -----------

Cash paid for acquisitions...........               $  2,071,177   $    155,163   $        --   $        --
                                                    ============   ============   ===========   ===========


   During the year ended June 30, 1996, the Company converted approximately $700,000 of accounts payable to a vendor into a term note. During the year ended June 30, 1995, the Company acquired $150,880 of leasehold improvements under allowance for amounts due to former landlords.

NOTE 15 -- RELATED PARTY TRANSACTIONS
--------------------------------------

   In October, 1997, the Company purchased five (5) videoconferencing systems from Robert G, Hatfield, CEO and Director of the Company, for a purchase price of $162,500. The price the Company paid for these units was less than the wholesale price that the Company would otherwise pay for the same units. The units were subsequently sold by the Company at a profit.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------



                                                         ADDITIONS   DEDUCTIONS
                                             BALANCE AT  CHARGE TO   ACCOUNTS      BALANCE
                                             BEGINNING   COSTS AND    CHARGED      AT END
                                             OF PERIOD   EXPENSES       OFF       OF PERIOD
                                             ----------  ---------   ----------   ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended --
June 30, 1995.............................  $348,738    $4,150,109   $3,770,847   $728,000
June 30, 1996.............................  $728,000    $2,300,440   $2,808,258   $220,182

Six months ended --
December 31, 1996.........................  $220,182    $2,277,423   $2,017,831   $479,774

Year ended --
December 31, 1997.........................  $479,774    $3,542,801   $3,363,919   $658,656


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

        (1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

            Reports of Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 1997 and 1996, and
             June 30, 1996

            Consolidated Statements of Operations for the years ended December
             31, 1997 and 1996, six months ended December 31, 1996, and the years ended June 30, 1996 and 1995

            Consolidated Statement of Stockholders' Equity for the year ended
             December 31, 1997, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended December
             31, 1997 and 1996, six months ended December 31, 1996 and the years ended June 30, 1996 and 1995

            Notes to Consolidated Financial Statement

            No other schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

        (2) EXHIBITS

            The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

(b)  Reports on Form 8-K.

- Current Report on Form 8-K, dated December 5, 1997, regarding View Tech's wholly-owned subsidiary, Vermont Network Services Corporation, a Delaware corporation, acquiring the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation, pursuant to an Asset Purchase Agreement, dated as of November 21, 1997. The aggregate purchase price for the net assets of Vermont Telecommunications Network Services consists of $2.65 million paid in cash, a note and View Tech common stock.

- Current Report on Form 8-K, dated April 21,1997, regarding the engagement of new certifying accountants and dismissal of former certifying accountant. On April 21, 1997, Arthur Andersen LLP was engaged as the independent public accountants of the Company for the year ending December 31, 1997. On the same date, the Audit Committee dismissed Carpenter Kuhen & Sprayberry as the independent public accountants.

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


                             View Tech, Inc.
                             -------------------------------------------------
                             (Registrant)

Date:       3/30/98             By:  /s/ David A. Kaplan
      ---------------------     ----------------------------------------------
                                David A. Kaplan, CFO, Corporate Secretary and
                                Senior Vice President of Finance and Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ Paul C. O'Brien                  Chairman                3/30/98
--------------------------                                   -------
Paul C. O'Brien



/s/ Robert G. Hatfield        Chief Executive Officer        3/30/98
--------------------------  (Principal Executive Officer)    -------
Robert G. Hatfield


/s/ Franklin A. Reece, III    President and Director         3/30/98
--------------------------                                   -------
Franklin A. Reece, III


/s/ David A. Kaplan          CFO, Corporate Secretary and    3/30/98
--------------------------     Senior Vice President of      -------
David A. Kaplan                 Finance and Operations
                               (Principal Financial and
                                  Accounting Officer)


/s/ Calvin M. Carrera               Vice President           3/30/98
--------------------------    General Manager, Director      -------
Calvin M. Carrera


/s/ Robert F. Leduc                    Director              3/30/98
--------------------------                                   -------
Robert F. Leduc


/s/ David F. Millet                    Director              3/30/98
--------------------------                                   -------
David F. Millet


/s/ William J. Shea                    Director              3/30/98
--------------------------                                   -------
William J. Shea

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
2.1            Asset Purchase Agreement, dated as of November 13, 1997, as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of November 21, 1997, by and among Vermont Network Services
               Corporation, Vermont Telecommunications Network Services, Inc.
               and Zoltan B. Keve. (1)
2.2            Amendment No. 1 to Asset Purchase Agreement, dated as of November
               21, 1997, by and among Vermont Network Services Corporation,
               Vermont Telecommunications Network Services, Inc. and Zoltan B.
               Keve. (1)
3.1            Certificate of Incorporation of the Company, as amended by
               Agreement and Plan of Merger, dated November 27, 1996. (2)
3.2            Bylaws of the Company. (2)
4.1            Warrant Agreement dated as of June 28, 1995 between the Company and U.S. Stock Transfer Corporation. (3)
4.2            Form of Warrant between the Company and Telcom Holding, LLC. (2)
10.1           Dealer Agreement between the Company and PictureTel Corporation dated as of March 30, 1995. (4)
10.2           Employment Agreement between the Company and Franklin A. Reece,
               III dated as of November 29, 1996. (2)
10.3           Severance and Consulting Agreement by and between, View Tech,
               Inc. and John W. Hammon, dated April 22, 1997. (5)
10.4           Tenth Amendment to Revolving Credit, Term Loan and Security
               Agreement between USTeleCenters, Inc. and The First National Bank of Boston, dated March 31, 1997. (5)
10.5           Employment Agreement between the Company and William M. McKay, dated as of December 9, 1996. (6)
10.6           1995 Stock Option Plan, as amended. (7)
10.7           Amendment to the Dealer Agreement between the Company and
               PictureTel Corporation, dated as of August 1, 1995. (3)
10.8           1997 Stock Incentive Plan. (8)
10.9           Promissory Note, dated November 21, 1997, of Vermont Network
               Services Corporation, payable to Vermont Telecommunications
               Network Services, Inc. in the amount of $250,000. (1)
10.10          Contingent Note, dated November 21, 1997, of Vermont Network
               Services Corporation, payable to Vermont Telecommunications
               Network Services, Inc. in the amount of $250,000. (1)
10.11          Subordination Agreement, dated as of July 26, 1996, by and among the Company, the First National Bank of Boston, BancBoston
               Leasing, Inc., and USTeleCenters, Inc. (9)
10.12          Sublease Agreement dated as of October 11, 1996, by and between
               Atlantic Steel Industries, Inc. and the Company, (together with prime Lease Agreement dated as of November 1, 1993 between
               Atlantic Steel Industries, Inc. and the State of California
               Public Employees' Retirement System). (2)
10.13          Common Stock and Common Stock Purchase Warrants Agreement, dated as of December 31, 1996, by and between the Company and Telcom
               Holding, LLC, an Massachusetts limited Liability company. (2)
10.14          Letter Agreement, dated as of December 31, 1996, from the Company to Paul C. O'Brien and Mark P. Kiley. (2)


Exhibit
Number         Description
------         -----------
10.15          Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of 60,000 shares of Common Stock of View Tech, Inc., a Delaware corporation, by Imperial Bank, a California banking corporation, on or before November 21, 2004 at a purchase price of $7.08 per share. (10)
10.16          Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of 20,000 shares of Common Stock of View Tech, Inc., a Delaware corporation, by BankBoston, N.A., a national banking association, a participating lender, on or before November 21,
               2004 at a purchase price of $7.08 per share. (10)
10.17          Revolving Note with City National Bank, dated February 20, 1996.
               (11)
10.18          Loan Agreements with Power-Data Services, Inc., dated February
               15, 1996 and March 22, 1996. (11)
10.19          Credit Agreement, dated as of November 21, 1997, among,
               USTeleCenters, Inc., a Delaware corporation, View Tech, Inc., a
               Delaware corporation, and Imperial Bank, a bank organized under the laws of the State of California. (10)
10.20          Security Agreement, dated as of November 21, 1997, among
               USTeleCenters, Inc., a Delaware corporation, View Tech, Inc., a
               Delaware corporation and Imperial Bank, a bank organized under the State of California. (10)
11.1           Computation of Earnings Per Share. (12)
21.1           Subsidiaries of the Company. (12)
23.1           Consent of Carpenter, Kuhen, and Sprayberry. (12)
23.3           Consent of Arthur Andersen LLP. (12)
27             Financial Data Schedule. (12)
99.1           View Tech, Inc., Special Non-Officer Stock Option Plan. (13)
99.2           Form of Special Non-Officer Stock Option Agreement. (13)
99.3           Form of Addendum to Stock Option Agreement: Involuntary
               Termination Following Corporate Transaction. (13)
99.4           Form of Stock Option Agreement. (14)
99.5           Form of Addendum to Stock Option Agreement: Involuntary
               Termination Following Corporate Transaction. (14)
99.6           Form of Addendum to Stock Option Agreement: Involuntary
               Termination Following Change in Control. (14)
99.7           1997 Non-Employee Directors Stock Option Plan. (14)
99.8           Form of Automatic Stock Option Agreement. (14)
99.9           Employee Stock Purchase Plan. (14)
99.10          Form of Stock Purchase Agreement under the Employee Stock
               Purchase Plan. (14)

---------------
(1) Filed as an exhibit to the Company's Report on Form 8-K dated December 5, 1997, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No.333-19597)and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (registration No.33-91232), and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Transitional Report on Form 10-K for the six month period ended December 31, 1997, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No.333-13459) and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Report on Form 8-K dated February 5, 1998, and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.
(12)    Filed herewith.
(13) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on November 4, 1997, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on June 30, 1997, and incorporated herein by reference.