Form 10-Q
period 1998-03-31
VIEW TECH INC
filed 1998-05-15
CIK 746210

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


      Registrant's Telephone Number, Including Area Code: (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
               Class                                as of May 11, 1998
               -----                                ------------------
   Common Stock, $.0001 par value                        6,764,060

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                               PAGE REFERENCE
                                                                               --------------
PART I    FINANCIAL INFORMATION
          Consolidated Balance Sheets
          March 31, 1998 (unaudited) and December 31, 1997                           1

          Consolidated Statements of Operations
          Three Months Ended March 31, 1998 and 1997 (unaudited)                     2

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997 (unaudited)                     3

          Notes to Consolidated Financial Statements (unaudited)                     4

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        6

PART II   OTHER INFORMATION

          Exhibits and Reports on Form 8-K                                          12

          SIGNATURES                                                                13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         March 31,     December 31,
                                                           1998           1997
                                                        -----------    -----------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash                                                  $ 1,456,495    $ 1,204,690
  Accounts receivable (net of reserves of $667,463
   and $658,656, respectively)                           11,700,215     13,326,667
  Inventory                                               2,804,462      2,532,456
  Other current assets                                      525,484        428,889
                                                        -----------    -----------
    Total Current Assets                                 16,486,656     17,492,702

PROPERTY AND EQUIPMENT, net                               3,558,254      3,423,838
GOODWILL, net                                             4,131,111      4,198,927
OTHER ASSETS                                                766,256        696,701
                                                        -----------    -----------

                                                        $24,942,277    $25,812,168
                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $ 6,434,546    $ 7,168,763
  Current portion of Long-term debt                         684,596        661,290
  Accrued payroll and related costs                       1,959,050      1,904,506
  Deferred revenue                                        1,554,248      1,087,161
  Other current liabilities                               1,018,668      1,371,248
                                                        -----------    -----------
   Total Current Liabilities                             11,651,108     12,192,968
                                                        -----------    -----------
LONG-TERM DEBT                                            4,750,540      5,342,368
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                 --             --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
      6,701,310 and 6,589,571 shares, respectively              670            659
  Additional paid-in capital                             13,881,219     13,653,624
  Retained deficit                                       (5,341,260)    (5,377,451)
                                                        -----------    -----------
                                                          8,540,629      8,276,832
                                                        -----------    -----------
                                                        $24,942,277    $25,812,168
                                                        ===========    ===========



         See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                         Three Months Ended March 31,
                                                    --------------------------------------
                                                       1998                       1997
                                                    -----------                -----------


Revenues:
  Product sales and service revenues                 $ 8,103,950               $ 6,260,551
  Agency commissions                                   5,311,542                 3,751,435
                                                     -----------               -----------
                                                      13,415,492                10,011,986
                                                     -----------               -----------

Cost and Expenses:
  Costs of goods sold                                  5,702,842                 4,568,209
  Sales and marketing expenses                         5,569,657                 3,966,928
  General and administrative expenses                  1,980,475                 1,830,804
                                                     -----------               -----------
                                                      13,252,974                10,365,941
                                                     -----------               -----------

Income (Loss) from Operations                            162,518                  (353,955)

Other Expense                                           (122,427)                  (84,142)
                                                     -----------               -----------

Income (Loss) Before Income Taxes                         40,091                  (438,097)

Provision for Income Taxes                                (3,900)                     (912)
                                                     -----------               -----------

Net Income (Loss)                                     $   36,191               $  (439,009)
                                                      ==========               ===========


Earnings (Loss) Per Share (Basic and Diluted)         $      .01               $      (.07)
                                                      ==========               ===========


          See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                  Three Months Ended March 31,
                                                             --------------------------------------
                                                                1998                       1997
                                                             -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $   36,191                 $  (439,009)
 Adjustments to reconcile net income (loss) to net cash
  from operating activities:
   Depreciation and amortization                                370,580                     305,595
   Provision for bad debts                                        8,807                     (22,202)
   Loss on sale of assets                                           --                        7,649
   Changes in assets and liabilities:
     Accounts receivable                                      1,617,645                     710,531
     Inventory                                                 (272,006)                   (101,755)
     Other assets                                              (180,444)                     62,417
     Accounts payable                                          (734,217)                 (1,141,554)
     Other accrued liabilities                                  386,920                    (993,449)
                                                             ----------                 -----------

  Net cash provided (used) by operating activities            1,233,476                  (1,611,777)
                                                             ----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (302,692)                   (326,078)
                                                             ----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings under lines of credit             (581,705)                     95,570
 Repayments of capital lease and other debt obligations        (107,011)                   (280,283)
 Issuance of common, net                                          9,737                   2,784,526
                                                             ----------                 -----------

  Net cash provided (used) by financing activities             (678,979)                  2,599,813
                                                             ----------                 -----------

NET INCREASE IN CASH                                            251,805                     661,958

CASH, beginning of period                                     1,204,690                     365,139
                                                             ----------                 -----------

CASH, end of period                                          $1,456,495                 $ 1,027,097
                                                             ==========                 ===========

SUPPLEMENTAL DISCLOSURES:
Operating activities reflect:
  Interest paid                                              $  149,557                 $    89,746
                                                             ==========                 ===========
  Income taxes paid                                          $   90,295                 $     2,800
                                                             ==========                 ===========
Equipment acquired under capital lease obligations           $  120,194                 $        --
                                                             ==========                 ===========



          See accompanying notes to consolidated financial statements.

                                VIEW TECH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL
----------------

     View Tech, Inc. ("View Tech"), along with its wholly-owned subsidiary, USTeleCenters, Inc. ("UST" and together with View Tech, the "Company"), is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with VTEL Corporation, PolyCom, Inc., PictureTel Corporation ("PictureTel"), Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies. The consolidated financial statements include the accounts of View Tech and UST. All significant intercompany balances and transactions have been eliminated in consolidation.

     The information for the three months ended March 31, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - ACQUISITIONS
----------------------

     In November 1997, the Company through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("NSI"), a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic.

Following is summarized pro forma operating results assuming that the Company had acquired NSI on January 1, 1997.

                                              Three Months Ended
                                                March 31, 1997
                                              ------------------
     Revenues                                        $10,597,364
     Loss before income taxes                           (322,957)
     Net loss                                           (323,869)
     Net loss per share                                     (.05)

     The summarized pro forma operating results include the historical operating results for NSI for the three months ended March 31, 1997. The summarized pro forma information may not be indicative of the results of operations that would have occurred if the acquisition had been concluded on January 1, 1997 or which may be achieved in the future.

NOTE 3 - EARNINGS (LOSS) PER SHARE
----------------------------------

     Earnings (loss) per share - basic is computed on the basis of the weighted average number of shares of common stock outstanding and earnings per share - diluted is based on the weighted average number of shares outstanding including the dilutive effect of common stock equivalents using the treasury stock method.

                                VIEW TECH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Earnings (Loss) Per Share:
--------------------------

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  1998       1997
                                               ---------   ---------
Weighted average shares outstanding            6,645,782   6,169,491
Effect of dilutive options and warrants          453,398          --
                                               ---------   ---------
Weighted average shares outstanding
  including dilutive effect of securities      7,099,180   6,169,491
                                               =========   =========

     Options and warrants to purchase 2,239,742 and 1,833,268 shares of common stock were outstanding during the three months ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 4 - LINES OF CREDIT
------------------------

     The Company entered into a $15 million Credit Agreement (the "Agreement") with Imperial Bank, effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At March 31, 1998, the interest rate on this Facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of March 31, 1998 the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At March 31, 1998, the total
outstanding principle balance due under these facilities was $4,324,152.   This
amount is classified as long-term debt as the Company intends to transfer all borrowings to Facility B.

NOTE 5 - COMMITMENTS
--------------------

     During the quarter ended March 31, 1998 the Company did not enter into any material new operating lease agreements.

     On April 17, 1998, the Company agreed to certain severance arrangements in connection with the resignation of its Chief Executive Officer. It is anticipated that the definitive severance agreement will contain provisions that provide for $125,500 of continuing consulting services and $376,500 of severance pay, continuation of medical and other insurance for a period of time and other items totaling approximately $14,500. These will be charges against income in the quarter ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. Except for historical information contained herein, the statements in this Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its future capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or Bell Atlantic, disruption in supply, failure of PictureTel or Bell Atlantic to remain competitive in product quality, function or price or a determination by PictureTel or Bell Atlantic to reduce reliance on independent providers such as the Company; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

GENERAL

     View Tech, Inc. ("View Tech") commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, View Tech has grown rapidly through internal expansion and through acquisitions. In July and August 1996, View Tech acquired the net assets of VistaTel International, Inc., a Florida corporation headquartered in Boca Raton, Florida and GroupNet, Inc., a Massachusetts corporation located in Boston, Massachusetts, respectively, both of which were engaged in the marketing and installation of video communication equipment. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company reincorporated in Delaware. In November 1997, the Company through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 23 offices nationwide.

     The Company, is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with VTEL Corporation, PolyCom, Inc., PictureTel Corporation ("PictureTel"), Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies. The consolidated financial statements include the accounts of View Tech and UST. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company intends to continue its expansion activities in calendar year 1998 primarily through internal expansion. Although management anticipates that the revenues generated by its existing offices, as well as additional offices from expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely effected.

     The Company strives to improve its return on assets and its operations and as such it will continuously review its internal operations and other policies and procedures, including but not limited to those relating to revenue generation, adequacy of reserves, and realizability of assets. Any resulting adjustments could materially adversely affect the Company's results of
operations.   In addition, the Company's new Chief Executive Officer, William J.
Shea, intends to initiate a process of reexamining and reassessing the Company's operations, structure and strategic direction, and repositioning the Company for future growth and expansion. There can be no assurance, however, that any such changes in the operations, structure and strategic direction of the Company, should they occur, will not have a material adverse affect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  1998       1997
                                                  ----       ----
                                                    (Unaudited)
Revenues:
        Product sales and service revenues....    60.4%      62.5%
        Agency commissions....................    39.6       37.5
                                                 -----      -----
                                                 100.0      100.0
                                                 =====      =====
Costs and Expenses:
        Costs of goods sold...................    42.5       45.6
        Sales and marketing expenses..........    41.5       39.6
        General and administrative expenses...    14.8       18.3
                                                 -----      -----
                                                  98.8      103.5
                                                 -----      -----
       Income (Loss) from Operations..........     1.2       (3.5)
       Other Expense..........................    (0.9)      (0.9)
                                                 -----      -----
       Income (Loss) Before Income Taxes......     0.3       (4.4)
       Provision for Income Taxes.............     0.0        0.0
                                                 -----      -----
       Net (Loss) Income......................     0.3%     (4.4)%
                                                 =====      =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

     Total revenues for the three months ended March 31, 1998 increased by $3.403 million or 34% to $13.415 million from $10.012 million in 1997.

 Product Sales and Services

     Product sales and service revenues increased by $1.843 million or 29.4% to $8.104 million in 1998 from $6.261 million in 1997. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1997.

 Agency Commissions

     Agency commissions for 1998 increased by $1.560 million or 41.6% to $5.312 million from $3.751 million in 1997. The increase in agency commissions was due primarily to the Company growing its sales force and benefiting from agency commissions generated by its recently acquired, wholly-owned subsidiary, NSI.

COSTS AND EXPENSES

     Costs of goods sold for 1998 increased by $1.135 million or 24.8% to $5.703 million from $4.568 million in 1997. Costs of goods sold as a percentage of revenues decreased to 42.5% in 1998 from 45.6% in 1997. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the
Company's videoconferencing business.   The percentage decrease is primarily
related to an increase in service revenues related to the Company's videoconferencing business. Service revenues generally provide a higher profit margin than equipment revenues.

     Sales and marketing expenses for 1998 increased by $1.603 million or 40.4% to $5.570 million from $3.967 million in 1997. Sales and marketing expenses as a percentage of revenues increased to 41.5% in 1998 from 39.6% in 1997. The dollar increase was primarily due to higher sales volume which resulted in higher compensation and related expenses for the Company's sales force. The percentage increase was primarily due to compensation and related expenses associated with the revenues generated from NSI. Substantially all of the operating expenses incurred by NSI were related to sales and marketing.

     General and administrative expenses for 1998 increased by $149,671 or 8.2% to $1.980 million from $1.831 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 14.8% in 1998 from 18.3% in 1997. The dollar increase in general and administrative expenses was primarily due to a general increase in such expenses as a result of the expansion of the Company's businesses. General and administrative expenses as a percentage of revenues decreased due to the fact that the Company benefited from revenue growth generated from expansion activities which increased revenues at a greater rate than such general and administrative expenses.

     Income from operations increased $516,473 to income of $162,518 in 1998 from a loss of $(353,955) in 1997. The income from operations for 1998 primarily related to the increase in overall sales. Income from operations as a percentage of revenues increased to 1.2% for 1998, compared to a loss of (3.5)% for 1997.

     Other expense increased $38,285 to $122,427 in 1998 from $84,142 in 1997. The increase was primarily due to an increase in interest expense of $65,225 offset by an increase in rental and other income of $26,940.

     Provision for income tax expense increased $2,988 to $3,900 in 1998 compared to a provision of $912 for 1997. The increase related to the Company's transition to profitability.

     Net income increased $475,200 to income of $36,191 in 1998 from a net loss of $(439,009) for 1997. Net income as a percentage of revenues increased to 0.3% for 1998 compared to (4.4)% for 1997. Net income per share increased to $.01 for 1998 compared to a loss of $(.07) for 1997. The weighted average number of shares outstanding increased to 6,645,782 for 1998 from 6,169,491 in 1997. The weighted average number of shares outstanding assuming dilution increased to 7,099,180 in 1998 from 6,169,491 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

     Net cash provided by operating activities for the three months ended March 31, 1998 was $1.233 million, primarily generated by a decrease in accounts receivable of $1.618 million and an increase in other accrued liabilities of $386,920 offset by a decrease in accounts payable of $734,217.

     Net cash used by investing activities for the three months ended March 31, 1998 was $302,692, relating to the purchase of office furniture and computer equipment.

     Net cash used by financing activities for the three months ended March 31, 1998 was $678,979, primarily relating to net repayments under the Company's line of credit of $581,705 and repayments under capital lease obligations of $107,011.

     The Company entered into a $15 million Credit Agreement (the"Agreement") with Imperial Bank, effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At March 31, 1998, the interest rate on this Facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of March 31, 1998 the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At March 31, 1998, the total
outstanding principle balance due under these facilities was $4,324,152.   This
amount is classified as long-term debt as the Company intends to transfer all borrowings to Facility B.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

     The Company may require additional working capital in order to operate its business efficiently and to implement its internal expansion. The Company may seek to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet the Company's future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy and could have a material adverse affect on the Company's business, financial condition and results of operations.

UNASCERTAINABLE RISKS DUE TO RAPID EXPANSION

     Management anticipates that the Company will continue to grow through internal expansion. Since July 1992, the Company, by virtue of its expansion activity, has grown from two employees in one location to 336 employees in 23 locations at May 11, 1998. In the past 24 months, the Company has acquired four businesses, including UST. By virtue of rapid internal growth and external growth through acquisitions, the Company is subject to the uncertainties and risks associated with any expanding business. In light of the potential significance of these changes and the absence of a long history of combined operations, it is possible that the Company will encounter difficulties, such as integration of operations, inefficiencies due to duplicative functions, management and administrative differences and overlapping, competing or incompatible areas of business and operations, that cannot presently be ascertained. There can be no assurance that the Company will fully achieve the anticipated benefits of its acquisitions.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS AND NON-RECURRING ITEMS; FUTURE RESULTS OF OPERATIONS UNCERTAIN

     View Tech and UST have operated since 1992 and 1987, respectively. On a combined basis, the Company reported net income for the three months ended March 31, 1998, and has operated as a combined entity since November 29, 1996. Although the Company recently achieved profitability and reported net income, in the future the Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitation, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

     The Company strives to improve its return on assets and its operations and as such it will continuously review its internal operations and other policies and procedures, including but not limited to those relating to revenue generation, adequacy of reserves, and realizability of assets. Any resulting adjustments could materially adversely affect the Company's results of operations.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, BELL ATLANTIC AND GTE

     For the three months ended March 31, 1998, approximately 28% and 39% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and to the sale of network products and services provided by Bell Atlantic and GTE, respectively. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

DEPENDENCE UPON KEY PERSONNEL; RECENT CHANGE OF CHIEF EXECUTIVE OFFICER

     Effective April 17, 1998, Robert G. Hatfield resigned from his position as Chief Executive Officer of the Company. In a subsequent action, the Company announced the appointment of William J. Shea as Chief Executive Officer. The Company anticipates that Mr. Shea will initiate a process of reexamining and reassessing the Company's operations, structure and strategic direction, and repositioning the Company for future growth and expansion. There can be no assurance, however, that any such changes in the operations, structure and strategic direction of the Company, should they occur, will not have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company depends to a considerable degree on the continued services of certain of its executive officers, including Paul C. O'Brien, its chairman, William J. Shea, its chief executive officer, and Franklin A. Reece III, its president, as well as on a number of highly trained technical personnel. Any further changes in current management, including but not limited to the loss of Messrs. O'Brien, Shea or Reece could have a material adverse affect on the Company. There can be no assurance that Mr. Shea's recent appointment will not precipitate further changes in the Company's management. Any such further changes in the Company's executive management, the loss of other key management or technical personnel or the failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL Corporation, Computer Telephone and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the Regional Bell Operating Companies ("RBOCs"), Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than the Company, will enter the video communications market.

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

     The Company believes that customer purchase decisions are influenced by several factors, including cost of equipment and services, video communication system features, connectivity and compatibility, a system's capacity for expansion and upgrade, ease of use and services provided by a vendor. Management believes its comprehensive knowledge of the operations of the industries it has targeted, the quality of the equipment the Company sells, the quality and depth of its services, its nationwide presence and ability to provide its customers with all of the equipment and services necessary to ensure the successful implementation and utilization of its video communications systems enable the Company to compete successfully in the industry.

     The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T Corporation, MCI Communications Corporation and SPRINT Corporation, other long distance and communications companies such as Qwest Communications International Inc. and IXC Communications Inc., by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies.

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

RAPIDLY CHANGING TECHNOLOGY AND OBSOLESCENCE

     The market for communications products and services is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and services. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. New products and services are generally characterized by improved quality and function and are frequently offered at lower prices than the products and services they are intended to replace. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products and services obsolete, unmarketable or noncompetitive. The Company's ability to implement its growth strategies and remain competitive will depend upon its ability to successfully (i) maintain and develop relationships with manufacturers of new and enhanced products that include new technology, (ii) achieve levels of quality, functionality and price acceptability to the market, (iii) maintain a high level of expertise relating to new products and the latest in communications systems technology, (iv) continue to market quality telecommunications services on behalf of its RBOC and other exchange service carriers and (v) continue to design, sell, manage and support competitive telecommunications solutions for its customers. There can be no assurance, however, that the Company will be able to implement its growth strategies or remain competitive.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          (a)     Exhibits


                  10.1 Memorandum of Understanding by and between the Company and former Chief Executive Officer, Robert G. Hatfield, effective April 17, 1998.
                  27.1     Financial Data Schedule



          (b)     Reports on Form 8-K

                  None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VIEW TECH, INC.



Date:  May 15, 1998                     By:  /s/ David A. Kaplan
                                           ------------------------
                                           David A. Kaplan
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)