Form 10-Q
period 1998-06-30
VIEW TECH INC
filed 1998-08-14
CIK 746210

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             77-0312442
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

      3760 CALLE TECATE, SUITE A
            CAMARILLO, CA                                           93012
(Address of principal executive offices)                         (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                     Number of Shares Outstanding
               Class                   as of August 10, 1998
               -----                   ---------------------
    Common Stock, $.0001 par value           6,770,310


================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE REFERENCE
                                                                            --------------
PART I     FINANCIAL INFORMATION

           Consolidated Balance Sheets
           June 30, 1998 (unaudited) and December 31, 1997                           1

           Consolidated Statements of Operations
           Three Months and Six Months Ended June 30, 1998
           and 1997 (unaudited)                                                      2

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997 (unaudited)                       3

           Notes to Consolidated Financial Statements (unaudited)                    4

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       7

PART II    OTHER INFORMATION

           Exhibits and Reports on Form 8-K                                         15

           SIGNATURES                                                               16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           June 30,    December 31,
                                                             1998          1997
                                                         ------------  ------------
CURRENT ASSETS:                                          (Unaudited)
   Cash and cash equivalents                             $ 1,255,133    $ 1,204,690
   Accounts receivable (net of reserves of $993,380
    and $658,656, respectively)                           13,477,896     13,326,667
   Inventory                                               3,316,395      2,532,456
   Other current assets                                      619,342        428,889
                                                         -----------    -----------

   Total Current Assets                                   18,668,766     17,492,702

PROPERTY AND EQUIPMENT, net                                3,726,572      3,423,838
GOODWILL, net                                              2,575,591      4,198,927
OTHER ASSETS                                                 809,897        696,701
                                                         -----------    -----------

                                                         $25,780,826    $25,812,168
                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $ 8,149,337    $ 7,168,763
  Current portion of long-term debt                          631,692        661,290
  Accrued payroll and related costs                        1,946,584      1,904,506
  Deferred revenue                                         2,032,242      1,087,161
  Accrued restructuring costs                              2,042,169             --
  Other current liabilities                                1,293,715      1,371,248
                                                         -----------    -----------

     Total Current Liabilities                            16,095,739     12,192,968
                                                         -----------    -----------

LONG-TERM DEBT                                             5,178,876      5,342,368
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                  --             --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
    6,770,310 and 6,589,571 shares at June 30, 1998
    and December 31, 1997, respectively                          677            659
  Additional paid-in capital                              13,907,494     13,653,624
  Retained deficit                                        (9,401,960)    (5,377,451)
                                                         -----------    -----------
                                                           4,506,211      8,276,832
                                                         -----------    -----------
                                                         $25,780,826    $25,812,168
                                                         ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                      ------------                  ------------
                                                   1998           1997           1998           1997
                                               ------------   ------------   ------------   ------------
Revenues:
 Product sales and service revenues             $10,290,617    $ 8,108,739    $18,394,567    $14,369,290
 Agency commissions                               4,768,286      4,117,727     10,079,828      7,869,162
                                                -----------    -----------    -----------    -----------
                                                 15,058,903     12,226,466     28,474,395     22,238,452
                                                -----------    -----------    -----------    -----------

Costs and Expenses:
 Costs of goods sold                              7,317,857      5,809,980     13,020,699     10,378,189
 Sales and marketing expenses                     5,402,111      4,695,008     10,971,768      8,661,935
 General and administrative expenses              2,062,853      1,494,848      4,043,328      3,325,653
 Restructuring and other charges                  4,201,013             --      4,201,013             --
                                                -----------    -----------    -----------    -----------
                                                 18,983,834     11,999,836     32,236,808     22,365,777
                                                -----------    -----------    -----------    -----------

Income (Loss) from Operations                    (3,924,931)       226,630     (3,762,413)      (127,325)

Other Expenses                                     (135,769)       (49,273)      (258,196)      (133,415)
                                                -----------    -----------    -----------    -----------

Income (Loss) Before Income Taxes                (4,060,700)       177,357     (4,020,609)      (260,740)

Provision for Income Taxes                               --           (465)        (3,900)        (1,377)
                                                -----------    -----------    -----------    -----------

Net Income (Loss)                               $(4,060,700)   $   176,892    $(4,024,509)   $  (262,117)
                                                ===========    ===========    ===========    ===========

Earnings (Loss) Per Share
  (Basic and Diluted)                           $     (0.60)   $      0.03    $     (0.60)   $     (0.04)
                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended June 30,
                                                               ----------------------------
                                                                   1998            1997
                                                               -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $(4,024,509)   $  (262,117)
 Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization                                    795,158        560,963
   Provision for bad debts                                          334,724        (52,821)
   Non cash charges related to restructuring                      1,491,392             --
   Changes in assets and liabilities:
    Accounts receivable                                            (485,953)      (446,836)
    Inventory                                                      (901,681)      (228,771)
    Other assets                                                   (336,522)       168,623
    Accounts payable                                                980,574     (1,209,353)
    Accrued merger costs                                                 --     (1,160,494)
    Accrued restructuring charges                                 2,272,402             --
    Other accrued liabilities                                       909,626        381,794
                                                                -----------    -----------

    Net cash provided (used) by operating activities              1,035,211     (2,249,012)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
 Purchase of property and equipment                                (577,969)      (458,329)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings under lines of credit                 (444,551)       677,773
 Repayments of capital lease and other debt obligations            (216,136)      (239,998)
 Issuance of common stock, net                                      253,888      2,784,526
                                                                -----------    -----------

    Net cash provided (used) by financing activities               (406,799)     3,222,301
                                                                -----------    -----------

NET INCREASE IN CASH                                                 50,443        514,960

CASH, beginning of period                                         1,204,690        365,139
                                                                -----------    -----------

CASH, end of period                                             $ 1,255,133    $   880,099
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES:
 Operating activities reflect:
    Interest paid                                               $   294,417    $   151,605
                                                                ===========    ===========
    Income taxes paid                                           $    96,175    $     2,800
                                                                ===========    ===========
 Schedule of non-cash investing and financing activities:
    Equipment acquired under capital lease obligations          $   237,364    $    50,395
                                                                ===========    ===========
    Equipment transferred from inventory                        $   117,742    $        --
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

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1 - GENERAL
----------------

  View Tech, Inc., a Delaware corporation ("View Tech"), commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, View Tech has grown rapidly through internal expansion and through acquisitions. In July and August 1996, View Tech acquired the net assets of VistaTel International, Inc., a Florida corporation headquartered in Boca Raton, Florida and GroupNet, Inc., a Massachusetts corporation located in Boston, Massachusetts, respectively, both of which were engaged in the marketing and installation of video communication equipment. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company reincorporated in Delaware. In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 24 offices nationwide.

     The Company, is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Madge Networks, Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies.

     The information for the six months ended June 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

Following is summarized pro forma operating results assuming that the Company had acquired NSI on January 1, 1997.

                                                Three Months Ended   Six Months Ended
                                                  June 30, 1997        June 30, 1997
                                                ------------------   -----------------
     Revenues                                          $12,811,844        $23,409,208
     Income (loss) before income taxes                     292,497            (30,460)
     Net income (loss)                                     292,032            (31,837)
     Net income (loss) per share  Basic                       0.05              (0.01)
     Net income (loss) per share - Diluted                    0.04              (0.01)

     The summarized pro forma operating results include the historical operating results for NSI for the three months and six months ended June 30, 1997. The summarized pro forma information may not be indicative of the results of operations that would have occurred if the acquisition had been concluded on January 1, 1997 or which may be achieved in the future.

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

Earnings (Loss) Per Share:
--------------------------

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                        ----------------------   ---------------------
                                                         1998          1997        1998        1997
                                                        ---------    ---------   ---------   ---------
     Weighted average shares outstanding                6,757,407    6,381,744   6,702,216   6,285,898
     Effect of dilutive options and warrants                   --      320,791          --          --
                                                        ---------    ---------   ---------   ---------
     Weighted average shares outstanding
      including dilutive effect of securities           6,757,407    6,702,535   6,702,216   6,285,898
                                                        =========    =========   =========   =========

     Options and warrants to purchase 2,364,568, 2,314,163, 2,541,141 and 2,566,492 weighted average shares of common stock were outstanding during the three month and six month periods ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive. On June 15, 1998, a total of 529,053 Public Warrants expired under their terms.

NOTE 4 - LINES OF CREDIT
------------------------

     The Company entered into a $15 million Credit Agreement (the "Agreement") with Imperial Bank, effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by certain assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At June 30, 1998, the interest rate on this facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of June 30, 1998 the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At June 30, 1998, the total outstanding principal balance due under these facilities was $4,461,306.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES
---------------------------------------

     On April 22, 1998, the Company announced that it would implement a plan (the "Plan") in the second quarter of 1998, to restructure the Company's operations designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4,201,013. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations.


The following are the significant components of the charge for restructuring:

     Impairment write-down of goodwill relating to previous acquisitions........................  $1,464,843
     Provision for costs in closing unprofitable operations, employee severance,
     benefits and related costs.................................................................   2,736,170
                                                                                                  ----------
                                                                                                  $4,201,013
                                                                                                  ==========

     The total cash impact of the restructuring will amount to $2,709,621 of which $2,272,402 is still to be paid as of June 30, 1998. Included in the accompanying balance sheet at June 30, 1998 is $2,042,169 of current liabilities and $230,233 of long-term liabilities related to the restructuring charge. The Company anticipates that the balance of the restructuring cost will be paid by October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. Except for historical information contained herein, the statements in this Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its future capital needs; the uncertainties related to restructuring; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or Bell Atlantic, disruption in supply, failure of PictureTel or Bell Atlantic to remain competitive in product quality, function or price or a determination by PictureTel or Bell Atlantic to reduce reliance on independent providers such as the Company; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

GENERAL

     View Tech, Inc. ("View Tech") commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, View Tech has grown rapidly through internal expansion and through acquisitions. In July and August 1996, View Tech acquired the net assets of VistaTel International, Inc., a Florida corporation headquartered in Boca Raton, Florida and GroupNet, Inc., a Massachusetts corporation located in Boston, Massachusetts, respectively, both of which were engaged in the marketing and installation of video communication equipment. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company reincorporated in Delaware. In November 1997, the Company through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 24 offices nationwide.

     The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Madge Networks, Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies. The consolidated financial statements include the accounts of View Tech and UST.
All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company intends to continue its expansion activities in calendar 1998 primarily through internal expansion. Although management anticipates that the revenues generated by its existing offices, as well as additional offices from expansion, will exceed its operating costs for the next twelve months, there can be no assurance that such results will be achieved. To the extent such costs exceed such revenues, the Company's business, financial condition and results of operations will be adversely effected.

     In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4.201 million. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations. There can be no assurance that the Company will fully achieve the benefits of restructuring.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                            --------------------   -------------------
                                                              1998       1997       1998       1997
                                                            --------   ---------   -------   ---------
Revenues:
 Product sales and service revenues.........................   68.3%       66.3%     64.6%       64.6%
 Agency commissions.........................................   31.7        33.7      35.4        35.4
                                                             ------       -----    ------       -----
                                                              100.0       100.0     100.0       100.0
                                                             ======       =====    ======       =====
Costs and Expenses:
 Costs of goods sold........................................   48.6        47.5      45.7        46.6
 Sales and marketing expenses...............................   35.9        38.4      38.5        39.0
 General and administrative expenses........................   13.7        12.2      14.2        15.0
 Restructuring and other costs..............................   27.9         0.0      14.8         0.0
                                                             ------       -----    ------       -----
                                                              126.1        98.1     113.2       100.6
                                                             ------       -----    ------       -----

Income (Loss) from Operations...............................  (26.1)        1.9     (13.2)       (0.6)
Other Expense...............................................   (0.9)       (0.4)     (0.9)       (0.6)
                                                             ------       -----    ------       -----
Income (Loss) Before Provision for Income Taxes.............  (27.0)        1.5     (14.1)       (1.2)
Provision for Income Taxes..................................    0.0         0.0       0.0         0.0
                                                             ------       -----    ------       -----
Net (Loss) Income...........................................  (27.0)%        1.5%   (14.1)%      (1.2)%
                                                             ======       =====    ======       =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

     Total revenues for the three months ended June 30, 1998 increased by $2.832 million or 23.2% to $15.059 million from $12.226 million in 1997.

 Product Sales and Services

     Product sales and service revenues increased by $2.182 million or 26.9% to $10.291 million in 1998 from $8.109 million in 1997. This increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1997.

 Agency Commissions

     Agency commissions for 1998 increased by $650,559 or 15.8% to $4.768 million from $4.118 million in 1997. The increase in agency commissions was primarily due to the benefit from agency commissions of $758,606 generated by its recently acquired wholly-owned subsidiary, Vermont Telecommunications Network Services, Inc., ("NSI").

COSTS AND EXPENSES

     Costs of goods sold for 1998 increased by $1.508 million or 26.0% to $7.318 million from $5.810 million in 1997. Costs of goods sold as a percentage of revenues increased to 48.6% in 1998 from 47.5% in 1997. The increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business.

     Sales and marketing expenses for 1998 increased by $707,104 or 15.1% to $5.402 million from $4.695 million in 1997. Sales and marketing expenses as a percentage of revenues decreased to 35.9% in 1998 from 38.4% in 1997. The dollar increase was primarily due to compensation and related expenses associated with the revenues generated from NSI. Substantially all operating expenses incurred by NSI were related to sales and marketing. The percentage decrease was attributable to the Company's product sales and service revenues growing at a faster rate than sales and marketing expenses associated with such revenues.

     General and administrative expenses for 1998 increased by $568,004 or 38.0% to $2.063 million from $1.495 million in 1997. General and administrative expenses as a percentage of total revenues increased to 13.7% in 1998 from 12.2% in 1997. The increase was primarily due to a general increase in such expenses as a result of the expansion of the Company's videoconferencing business.

     In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4.201 million. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations. There can be no assurance that the Company will fully achieve the benefits of restructuring.

     Income (loss) from operations decreased $4.152 million to a loss of $(3.925) million in 1998 from income of $226,630 in 1997. The decrease in income from operations for 1998 was primarily related to the restructuring write-offs which included closing of unprofitable operations and an impairment write-down of goodwill. Income (loss) from operations as a percentage of revenues decreased to (26.1)% for 1998, compared to 1.9% for 1997.

     Other expense increased $86,496 to $135,769 in 1998 from $49,273 in 1997. The increase was primarily due to an increase in interest expense related to the Company's credit facilities and capital lease obligations.

     Provision for income tax expense was zero in 1998, compared to a tax provision of $465 for 1997. The decrease relates to the operating loss created by the restructuring charges incurred in 1998.

     Net income (loss) decreased $4.238 million to a loss of $(4.061) million in 1998 from net income of $176,892 for 1997. Net income (loss) as a percentage of revenues decreased to (27.0)% for 1998 compared to 1.5% for 1997. Net income
(loss) per share decreased to $(0.60) for 1998 compared to net income of $.03 per share for 1997. The weighted average number of shares outstanding increased to 6,757,407 for 1998 from 6,381,744 in 1997. The weighted average number of shares outstanding assuming dilution increased to 6,757,407 in 1998 from 6,702,535 in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

     Total revenues for the six months ended June 30, 1998 increased by $6.236 million or 28.0% to $28.474 million from $22.238 million in 1997.

 Product Sales and Services

     Product sales and service revenues increased by $4.025 million or 28.0% to $18.395 million in 1998 from $14.369 million in 1997. This increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1997.

 Agency Commissions

     Agency commissions for 1998 increased by $2.211 million or 28.1% to $10.080 million from $7.869 million in 1997. The increase in agency commissions was due primarily to the Company growing its sales force and benefiting from agency commissions generated by its recently acquired wholly-owned subsidiary, NSI.

COSTS AND EXPENSES

     Costs of goods sold for 1998 increased by $2.643 million or 25.5% to $13.021 million from $10.378 million in 1997. Costs of goods sold as a percentage of revenues decreased to 45.7% in 1998 from 46.6% in 1997. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. The percentage decrease is primarily related to an increase in service revenues related to the Company's videoconferencing business. Service revenues generally provide a higher profit margin than equipment revenues.

     Sales and marketing expenses for 1998 increased by $2.310 million or 26.7% to $10.972 million from $8.662 million in 1997. Sales and marketing expenses as a percentage of revenues decreased to 38.5% in 1998 from 39.0% in 1997. The dollar increase was primarily due to higher sales volume which resulted in higher compensation and related expenses for the Company's sales force. The percentage decrease was attributable to the Company's product sales and service revenues growing at a faster rate than sales and marketing expenses associated with such revenues.

     General and administrative expenses for 1998 increased by $717,675 or 21.6% to $4.043 million from $3.326 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 14.2% in 1998 from 15.0% in 1997. The increase was primarily due to a general increase in such expenses as a result of the expansion of the Company's videoconferencing business.

     In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4.201 million. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations. There can be no assurance that the Company will fully achieve the benefits of restructuring.

     Loss from operations increased $3.635 million to a loss of $3.762 million in 1998 from a loss of $127,325 in 1997. This loss from operations for 1998 related to the Company's restructuring efforts in the second quarter which included non-recurring write-offs relating to the closure of unprofitable operations and an impairment write-down for goodwill. Loss from operations as a percentage of revenues decreased to 13.2% for 1998, compared to 0.6% for 1997.

     Other expense increased $124,781 to $258,196 in 1998 from $133,415 in 1997.
The increase was primarily due to an increase in interest expense related to the Company's credit facilities and capital lease obligations.

     Provision for income tax expense increased $2,523 to a provision of $3,900 in 1998 compared to a provision of $1,377 for 1997. The increase was primarily attributable to state tax provisions.

     Net loss increased $3.762 million to a loss of $4.025 million in 1998 from a loss of $262,117 for 1997. Net loss as a percentage of revenues increased to 14.1% for 1998 compared to 1.2% for 1997. Net loss increased to $0.60 for 1998 compared to $0.04 for 1997. The weighted average number of shares outstanding for both basic and diluted earnings per share increased to 6,702,216 for 1998 from 6,285,898 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

     Net cash provided by operating activities for the six months ended June 30, 1998 was $1.035 million, primarily generated by non-cash charges related to restructuring of $1.491 million and increases in accounts payable, accrued restructuring charges, and other accrued liabilities of $980,574, $2.272 million and $909,626, respectively, offset by an increase in inventory of $901,681 and a decrease in accounts receivable of $485,953.

     Net cash used by investing activities for the six months ended June 30, 1998 was $577,969, primarily relating to the purchase of office furniture and computer equipment.

     Net cash used by financing activities for the six months ended June 30, 1998 was $406,799, related to net repayments under the Company's line of credit of $444,551, repayments under capital lease obligations of $216,136, offset by the issuance of common stock of $253,888.

     The Company entered into a $15 million Credit Agreement (the"Agreement") with Imperial Bank, effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by certain assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At June 30, 1998, the interest rate on this Facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of June 30, 1998 the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At June 30, 1998, the total outstanding principal balance due under these facilities was $4,461,306.

RISK FACTORS

FUTURE FINANCING REQUIREMENTS

     The Company may require additional working capital in order to operate its business efficiently and to implement its internal expansion. The Company may seek to raise additional capital to meet such needs in either the form of a private placement of its securities and/or traditional bank financing, or a combination of both. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet its future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

     The Company depends to a considerable degree on the continued services of certain of its executive officers, including Paul C. O'Brien, its chairman, William J. Shea, its chief executive officer, and Franklin A. Reece III, its president, as well as on a number of key personnel. Any further changes in current management, including but not limited to the loss of

Messrs. O'Brien, Shea or Reece could have a material adverse affect on the Company. There can be no assurance that Mr. Shea's recent appointment will not precipitate further changes in the Company's management. Any such further changes in the Company's executive management, the loss of other key management or technical personnel or the failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS AND NON-RECURRING ITEMS; FUTURE RESULTS OF OPERATIONS

     View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported a net loss of $4,060,700 and $4,024,509 for the three and six months ended June 30, 1998, respectively, which included one-time restructuring charges of $4,201,013. Although the Company achieved operating profitablity before one-time restructuring charges, in the future, the Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

     The Company strives to improve its return on assets and its operations and as such, it will continuously review its internal operations and other policies and procedures, including but not limited to those relating to revenue generation, adequacy of reserves and realizability of assets. Any resulting adjustments could have a material adverse affect on the Company's results of operations.



DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, BELL ATLANTIC AND GTE

     For the six months ended June 30, 1998, approximately 30% and 34% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel Corporation and to the sale of network products and services provided by Bell Atlantic and GTE, respectively. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel on the one hand, Bell Atlantic and GTE on the other, that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

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

UNASCERTAINABLE RISKS DUE TO RESTRUCTURING

     The Company has implemented a restructuring plan that has resulted in a charge against the second quarter results attributable to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations. The purpose of the restructuring was to reduce the Company's costs and improve its profitability. However, there can be no assurance that the Company will fully achieve the anticipated benefits of the restructuring.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders, held on June 3, 1998, the stockholders approved several proposals as follows:

1. Proposal to elect two Class II Directors to the Board of Directors to serve as directors until the Company's annual meeting of stockholders in the year 2001, and until their successors are elected and qualified. Management's nominees for election at the Annual Meeting as Class II directors were William J. Shea and David F. Millet.

               Name                    For                Withheld
               ----                    ---                --------
           William J. Shea         5,433,569               48,475
           David F. Millet         5,430,244               51,800

2. Proposal to approve the amendment to the 1997 Non-Employee Director Stock Option Plan to increase the shares of Common Stock of the Company reserved for issuance under the Plan by 100,000 shares to a total of 150,000 shares.

                 For                    5,166,985
                 Against                  259,844
                 Abstain                   55,215
                                        ---------
                 Total                  5,482,044
                                        =========

3. Proposal to ratify the selection of Arthur Andersen LLP as the Company's ending December 31, 1998. independent accountants for the year

                 For                    5,456,219
                 Against                   19,875
                 Abstain                    5,950
                                        ---------
                 Total                  5,482,044
                                        =========

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          (a)  Exhibits

                10.1 Severance and Consulting Agreement by and between, View Tech, Inc. and Robert G. Hatfield, dated April 17, 1998

                27.1     Financial Data Schedule

          (b)   Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIEW TECH, INC.



Date:  August 13, 1998                  By:  \s\  David A. Kaplan
                                            ------------------------
                                            David A. Kaplan
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)