Form 10-Q
period 1998-09-30
VIEW TECH INC
filed 1998-11-10
CIK 746210

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Number of Shares Outstanding
               Class                  as of November 4, 1998
               -----                  ----------------------
    Common Stock, $.0001 par value            6,895,610


================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------


                                                                               Page Reference
                                                                               --------------


PART I     FINANCIAL INFORMATION

           Consolidated Balance Sheets
           September 30, 1998 (unaudited) and December 31, 1997                       1


           Consolidated Statements of Operations
           Three Months and Nine Months Ended September 30, 1998
            and 1997 (unaudited)                                                      2

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997 (unaudited)                  3

           Notes to Consolidated Financial Statements (unaudited)                     4

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        7

PART II    OTHER INFORMATION

           Exhibits and Reports on Form 8-K                                          14

           SIGNATURES                                                                15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       September 30,    December 31,
                                                            1998            1997
                                                       --------------   ------------
                                                         (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                               $   802,536     $ 1,204,690
 Accounts receivable (net of reserves of $724,637
  and $658,656, respectively)                             13,718,807      13,326,667
 Inventory                                                 4,012,588       2,532,456
 Other current assets                                        496,761         428,889
                                                         -----------     -----------

   Total current assets                                   19,030,692      17,492,702

PROPERTY AND EQUIPMENT, Net                                3,630,672       3,423,838
GOODWILL, net                                              2,333,856       4,198,927
OTHER ASSETS                                                 760,667         696,701
                                                         -----------     -----------

                                                         $25,755,887     $25,812,168
                                                         ===========     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 8,961,336     $ 7,168,763
  Current portion of long-term debt                          688,323         661,290
  Accrued payroll and related costs                        1,962,891       1,904,506
  Deferred revenue                                         2,055,104       1,087,161
  Accrued restructuring costs                              1,463,662              --
  Other current liabilities                                  903,526       1,371,248
                                                         -----------     -----------

     Total Current Liabilities                            16,034,842      12,192,968
                                                         -----------     -----------

LONG-TERM DEBT                                             4,563,644       5,342,368
                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                  --              --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
    6,893,609 and 6,589,571 shares at September 30, 1998
    and December 31, 1997, respectively                          689             659
  Additional paid-in capital                              14,061,174      13,653,624
  Accumulated deficit                                     (8,904,462)     (5,377,451)
                                                         -----------     -----------
                                                           5,157,401       8,276,832
                                                         -----------     -----------
                                                         $25,755,887     $25,812,168
                                                         ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 Three Months Ended                   Nine Months Ended
                                    September 30,                       September 30,
                              --------------------------          -------------------------
                                 1998           1997                  1998           1997
                              --------------------------          -------------------------
Revenues:
 Product sales and service
  revenues                    $11,093,151    $ 9,108,062          $29,523,733    $23,499,101
 Agency commissions             3,724,310      3,929,021           13,804,138     11,798,183
                              -----------    -----------          -----------    -----------
                               14,817,461     13,037,083           43,327,871     35,297,284
                              -----------    -----------          -----------    -----------
Costs and Expenses:
 Costs of goods sold            7,600,287      6,581,193           20,620,986     16,901,135
 Sales and marketing expenses   4,741,564      4,349,621           15,713,332     12,785,328
 General and administrative
  expenses                      1,854,646      1,634,854            5,897,974      5,244,982
 Restructuring and other
  charges                              --             --            4,201,013             --
                              -----------    -----------          -----------    -----------
                               14,196,497     12,565,668           46,433,305     34,931,445
                              -----------    -----------          -----------    -----------

Income (Loss) from Operations     620,964        471,415           (3,105,434)       365,839

Interest expense                 (123,465)      (104,406)            (417,676)      (259,570)
                              -----------    -----------          -----------    -----------

Income (Loss) Before Income
 Taxes                            497,499        367,009           (3,523,110)       106,269

Provision for Income Taxes              -         (3,135)              (3,900)        (4,512)
                              -----------    -----------          -----------    -----------

Net Income (Loss)             $   497,499    $   363,874          $(3,527,010)   $   101,757
                              ===========    ===========          ===========    ===========

Earnings (Loss) Per Share
  (Basic)                      $     0.07    $      0.06          $     (0.52)   $      0.02
                               ==========    ===========          ===========    ===========

Earnings (Loss) Per Share
  (Diluted)                    $     0.07    $      0.05               $(0.52)   $      0.02
                               ==========    ===========          ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Nine Months Ended September 30,
                                                               ---------------------------------
                                                                     1998              1997
                                                               ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $(3,527,010)     $   101,757
 Adjustments to reconcile net loss to
  net cash from operating activities:
   Depreciation and amortization                                     1,178,511          825,108
   Provision for bad debts                                              65,981          (47,623)
    Non-cash charges related to restructuring                        1,491,392               --
    Changes in assets and liabilities:
      Accounts receivable                                             (458,121)      (2,010,909)
      Inventory                                                     (1,597,874)        (220,512)
      Other assets                                                    (183,290)         196,464
      Accounts payable                                               1,792,573         (229,933)
      Accrued merger costs                                                  --       (1,160,494)
      Accrued restructuring charges                                  1,474,120               --
      Accrued payroll and related costs                                 58,385          121,577
      Deferred revenue                                                 967,943          612,085
      Other accrued liabilities                                       (267,723)         176,291
                                                                   -----------      -----------

      Net cash provided (used) by operating activities                 994,887       (1,636,189)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY:
 Purchase of property and equipment                                   (805,108)        (871,347)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under lines of credit                   (670,528)       1,391,068
  Repayments of capital lease and other debt obligations              (328,985)        (591,953)
  Issuance of common stock, net                                        407,580        2,798,276
                                                                   -----------      -----------

      Net cash provided (used) by financing activities                (591,933)       3,597,391
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       (402,154)       1,089,855

CASH, beginning of period                                            1,204,690          365,139
                                                                   -----------      -----------

CASH, end of period                                                $   802,536      $ 1,454,994
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Operating activities reflect:
      Interest paid                                                $   457,001      $   266,242
                                                                   ===========      ===========
      Income taxes paid                                            $    96,175      $     2,800
                                                                   ===========      ===========
 Schedule of non-cash investing and financing activities:
      Equipment acquired under capital lease obligations           $   237,364      $   123,378
                                                                   ===========      ===========
      Equipment transferred from inventory                         $   117,742      $        --
                                                                   ===========      ===========
      Goodwill reserve write-off                                   $   200,000      $        --
                                                                   ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL
----------------

  View Tech, Inc., a Delaware corporation ("View Tech"), commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, View Tech has grown through internal expansion and acquisitions. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company reincorporated in Delaware. In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, ("NSI") which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 28 offices nationwide.

  The Company, is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel, Madge Networks, Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies. The consolidated financial statements include the accounts of View Tech and UST.
All significant intercompany balances and transactions have been eliminated in consolidation.

     The information for the nine months ended September 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

Following is summarized pro forma operating results assuming that the Company had acquired NSI on January 1, 1997.

                                         Three Months Ended   Nine Months Ended
                                         September 30, 1997   September 30, 1997
                                         ------------------   ------------------
     Revenues                                   $13,604,872          $37,014,080
     Income before income taxes                     441,040              410,580
     Net income                                     437,905              406,068
     Net income per share  Basic                       0.07                 0.06
     Net income per share - Diluted                    0.06                 0.06

     The summarized pro forma operating results include the historical operating results for NSI for the three months and nine months ended September 30, 1997. The summarized pro forma information may not be indicative of the results of operations that would have occurred if the acquisition had been concluded on January 1, 1997.

                                VIEW TECH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE
----------------------------------


     Earnings (loss) per share - basic is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted is based on the weighted average number of shares outstanding during the period including the dilutive effect of common stock equivalents using the treasury stock method.


Weighted Average Shares Outstanding                                 Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                               -----------------------------       -------------------------
                                                                  1998               1997            1998            1997
                                                               -----------------------------       -------------------------

     Weighted average shares outstanding                       6,833,329           6,387,188       6,746,100       6,323,135
     Effect of dilutive options and warrants                     135,574             460,535              --         378,189
                                                               ---------           ---------       ---------       ---------
     Weighted average shares outstanding
      including dilutive effect of securities                  6,968,904           6,847,723       6,746,100       6,701,324
                                                               =========           =========       =========       =========


     Options and warrants to purchase 2,113,314, 2,254,664, 2,294,153 and 2,237,610 weighted average shares of common stock were outstanding during the three month and nine month periods ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 4 - LINES OF CREDIT
------------------------

     The Company entered into a $15 million Credit Agreement (the "Agreement") with Imperial Bank and BankBoston, N.A., effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by certain assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At September 30, 1998, the interest rate on this facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of September 30, 1998 the Company was in compliance with these covenants. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At September 30, 1998, the total outstanding principal balance due under these facilities was $4,235,329.

     In connection with the Agreement the Company issued Common Stock Purchase Warrants for the purchase of 80,000 shares of the Company's common stock by the lenders at a purchase price of $7.08 per share. In July 1998, the warrants were re-priced at $4.50 per share.

NOTE 5 - RESTRUCTURING AND OTHER CHARGES
----------------------------------------

On April 22, 1998, the Company announced a plan (the "Plan") to restructure the Company's operations in the second quarter of 1998 designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one-time charge of $4,201,013. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations.

The following are the significant components of the charge for restructuring:

     Impairment write-down of goodwill relating to previous acquisitions..................  $1,464,843
     Provision for costs in closing unprofitable operations, employee severance,
     benefits and related costs...........................................................   2,736,170
                                                                                            ----------
                                                                                            $4,201,013
                                                                                            ==========

     The total cash impact of the restructuring amounted to $2,709,621, of which $1,474,120 remains to be paid as of September 30, 1998. Included in the accompanying balance sheet at September 30, 1998 is $1,463,662 of current liabilities and $10,458 of long-term liabilities related to the restructuring charge. The Company anticipates that the balance of the restructuring cost will be paid by October 31, 1999.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

     The Company has received a notice from Nasdaq informing it that its common stock is subject to delisting from the Nasdaq National Market due to the fact that is does not meet the applicable listing requirements stipulating $4,000,000 in net tangible assets. Nasdaq has notified the Company that Nasdaq scheduled a hearing before a panel for November 13, 1998 to consider this matter. The Company has been advised that, should the hearing panel decide to delist the common stock, the common stock will cease to trade on the Nasdaq National Market pending further appeals, if any. As of September 30, 1998, the Company's net tangible assets were $2,823,545. The Company is committed to the continued listing of its stock on the Nasdaq National Market, and therefore it is raising up to an additional $1,200,000 of capital through a private placement of its common stock to a limited group of accredited investors. The Company believes that it will be successful in raising such capital, and that Nasdaq will continue to list its common stock for trading, however, this decision is not within the control of the Company and no assurance can be given that Nasdaq will not delist the common stock from the Nasdaq National Market.

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

GENERAL

     View Tech, Inc. ("View Tech") commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, View Tech has grown through internal expansion and through acquisitions. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company reincorporated in Delaware. In November 1997, the Company through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, ("NSI") which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 28 offices nationwide.

  The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel, Madge Networks, Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies.

     In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4.2 million. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:


                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                --------------------   ---------------
                                                  1998        1997      1998     1997
                                                ---------   --------   -------   -----
Revenues:
 Product sales and service
  revenues..............................          74.9%      69.9%      68.1%   66.6%
 Agency commissions.....................          25.1       30.1       31.9    33.4
                                                 -----      -----      -----   -----
                                                 100.0      100.0      100.0   100.0
                                                 =====      =====      =====   =====
Costs and Expenses:
 Costs of goods sold....................          51.3       50.5       47.6    47.9
 Sales and marketing expenses...........          32.0       33.4       36.3    36.2
 General and administrative
  expenses..............................          12.5       12.5       13.6    14.9

 Restructuring and other
  costs.................................           0.0        0.0        9.7     0.0
                                                 -----      -----      -----   -----
                                                  95.8       96.4      107.2    99.0
                                                 -----      -----      -----   -----

Income (Loss) from Operations...........           4.2        3.6       (7.2)    1.0
Interest Expense........................          (0.8)      (0.8)      (0.9)   (0.7)
                                                 -----      -----      -----   -----
Income (Loss) Before
 Provision for Income Taxes.............           3.4        2.8       (8.1)    0.3
Provision for Income Taxes..............           0.0        0.0        0.0     0.0
                                                 -----      -----      -----   -----
Net (Loss) Income.......................           3.4%       2.8%     (8.1)%    0.3%
                                                 =====      =====      =====   =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

  Total revenues for the three months ended September 30, 1998 increased by $1.780 million or 14% to $14.817 million compared to $13.037 million in 1997.

 Product Sales and Service Revenues

  Product sales and service revenues increased by $1.985 million or 22% to $11.093 million in 1998 compared to $9.108 million in 1997. This increase in revenues was primarily related to expansion of the Company's videoconferencing business.

 Agency Commissions

  Agency commissions for 1998 decreased by $204,711 or (5%) to $3.724 million compared to $3.929 million in 1997. The decrease in agency commissions was primarily due to the closure of one of the Company's offices and changes in compensation rates and product offers from one of the Company's significant service providers.

COSTS AND EXPENSES

  Costs of goods sold for 1998 increased by $1.019 million or 15% to $7.6 million compared to $6.581 million in 1997. Costs of goods sold as a percentage of revenues increased to 51% in 1998 from 50% in 1997. The dollar increase in costs of goods sold is primarily related to the increase in product sales. The percentage increase is primarily related to the higher product revenue mix.

  Sales and marketing expenses for 1998 increased by $391,943 or 9% to $4.742 million from $4.350 million in 1997. Sales and marketing expenses as a percentage of revenues decreased to 32% in 1998 from 33% in 1997. The dollar increase was primarily due to the compensation and related expenses associated with the revenues generated by NSI. The percentage decrease was attributable to the Company's product sales and service revenues growing at a faster rate than the associated sales and marketing expenses.

  General and administrative expenses for 1998 increased by $219,792 or 13% to $1.855 million from $1.635 million in 1997. General and administrative expenses as a percentage of total revenues remained constant at 13%. The dollar increase resulted from a general increase in such expenses as a result of the growth of the Company's videoconferencing business.

  Income from operations increased $149,549 or 32% to income of $620,964 in 1998 from income of $471,415 in 1997. The increase in income from operations for 1998 was primarily related to the overall increase in sales and improved profitability relating to the Company's restructuring which included cost-savings from closing of unprofitable operations.

  Interest expense increased $19,059 to $123,465 in 1998 from $104,406 in 1997 due to additional borrowings related to the Company's credit facilities and capital lease obligations.

  There was no provision for income tax expense in 1998, compared to a tax provision of $3,135 for 1997. The decrease relates to the operating loss created by the restructuring charges recorded in the second quarter of 1998.

  Net income increased $133,625 or 37% to income of $497,499 in 1998 from net income of $363,874 for 1997. Net income as a percentage of revenues increased to 3.4% for 1998 compared to 2.8% for 1997. Net income per share increased to $0.07, or 17%, for 1998 compared to net income of $0.06 per share for 1997. Net income per share, assuming dilution, increased to $0.07, or 40%, for 1998 compared to net income of $0.05 per share for 1997. The weighted average number of shares outstanding increased to 6,833,329 for 1998 from 6,387,188 in 1997. The weighted average number of shares outstanding assuming dilution increased to 6,968,904 in 1998 from 6,847,723 in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

  Total revenues for the nine months ended September 30, 1998 increased by $8.031 million or 23% to $43.328 million from $35.297 million in 1997.

 Product Sales and Service Revenues

  Product sales and service revenues increased by $6.025 million or 26% to $29.524 million in 1998 from $23.499 million in 1997. This increase in revenues was primarily related to the Company's nationwide growth of its videoconferencing business.

 Agency Commissions

  Agency commissions for 1998 increased by $2.006 million, or 17%, to $13.804 million from $11.798 million in 1997. The increase in agency commissions was due primarily to the Company benefiting from agency commissions generated by its wholly-owned subsidiary, NSI, acquired in the fourth quarter of 1997.

COSTS AND EXPENSES

  Costs of goods sold for 1998 increased by $3.720 million or 22% to $20.621 million from $16.901 million in 1997. Costs of goods sold as a percentage of revenues decreased to 47.6% in 1998 from 47.9% in 1997. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business. The percentage decrease is primarily related to an increase in service revenues related to the Company's videoconferencing business. Service revenues generally provide a higher profit margin than equipment revenues.

  Sales and marketing expenses for 1998 increased by $2.928 million or 23% to $15.713 million from $12.785 million in 1997. Sales and marketing expenses as a percentage of revenues increased to 36.3% in 1998 from 36.2% in 1997. The dollar increase was primarily due to higher sales volume which resulted in higher compensation and related expenses for the Company's sales force. The percentage increase was attributable to the mix of product and service revenues versus agency commissions.

  General and administrative expenses for 1998 increased by $652,992 or 12% to $5.898 million from $5.245 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 13.6% in 1998 from 14.8% in 1997. The dollar increase resulted from a general increase in such expenses as a result of the growth of the Company's videoconferencing business. The percentage decrease is due to synergies achieved as part of the integration and restructuring efforts.

  In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one-time charge of $4.201 million. Included in this charge against second quarter results are costs related to an impairment write-down of goodwill relating to previous acquisitions and the closing of unprofitable operations.

  Income (loss) from operations decreased to a loss of $(3.105) million compared to income of $365,839 in 1997. This loss in income related to the Company's restructuring efforts in the second quarter. Income (loss) from operations as a percentage of revenues decreased to (7.2)% for 1998, compared to 1.04% for 1997.

  Interest expense increased $158,106 to $417,676 in 1998 from $259,570 in 1997. The increase was primarily due to additional borrowings related to the Company's credit facilities and capital lease obligations.

  Provision for income tax expense decreased $612 to a provision of $3,900 in 1998 compared to a provision of $4,512 for 1997. The decrease was primarily attributable to state tax provisions.

  Net income (loss) decreased $3.629 million to a loss of $(3.527) million in 1998 from income of $101,757 for 1997. Net income as a percentage of revenues decreased to (8.14)% for 1998 compared to 0.3% for 1997. Net income (loss) per share decreased to $(0.52) for 1998 compared to $0.02 for 1997. Net income
(loss) per share, assuming dilution, decreased to $(0.52) for 1998 compared to $0.02 for 1997. The weighted average number of shares outstanding for both basic and diluted earnings per share increased to 6,746,100 and 6,746,100 for 1998 from 6,323,135 and 6,701,324 in 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Over the past two years, View Tech has financed its operations and expansion activities with the proceeds from its initial public offering completed in June 1995, private placements of equity securities, bank debt and vendor credit arrangements.

  Net cash provided by operating activities for the nine months ended September 30, 1998 was $.995 million, primarily generated by non-cash charges related to restructuring of $1.491 million and increases in accounts payable, accrued restructuring charges, and deferred revenue of $1.793 million, $1.474 million and $.967 million, respectively, offset by an increase in inventory of $1.598 million and an increase in accounts receivable of $.458 million.

  Net cash used by investing activities for the nine months ended September 30, 1998 was $805,108, primarily relating to the purchase of office furniture and computer equipment.

  Net cash used by financing activities for the nine months ended September 30, 1998 was $591,933, related to net repayments under the Company's line of credit of $670,528, repayments under capital lease obligations of $328,985, offset by the issuance of common stock of $407,580.

  The Company entered into a $15 million Credit Agreement (the"Agreement") with Imperial Bank and BankBoston, N.A., effective November 21, 1997. The Agreement provides for a maximum credit line of up to $15 million for a term of five (5) years. Amounts outstanding under the Agreement are collateralized by certain assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the

Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At September 30, 1998, the interest rate on this Facility was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of September 30, 1998 the Company was in compliance with these covenants. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

  The Agreement provides for three separate loan commitments consisting of (i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. Amounts drawn under the Facility B Commitment are subject to mandatory repayments in sixteen (16) equal quarterly installments commencing on March 31, 1999. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At September 30, 1998, the total outstanding principal balance due under these facilities was $4,235,329

RISK FACTORS

VIEW TECH MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET

  Nasdaq has notified the Company that it does not meet the applicable listing requirements because it does not have $4,000,000 in net tangible assets and, therefore, is subject to delisting from the Nasdaq National Market. The Company believes that delisting of its common stock from the Nasdaq National Market could have a material adverse effect on the liquidity of the common stock and consequently on market capitalization of the Company. The Company is committed to the continued listing of its stock on the Nasdaq National Market, and therefore it is raising up to an additional $1,200,000 of capital through a private placement of its common stock to a limited group of accredited investors. The Company believes that it will be successful in raising such capital and that Nasdaq will continue to list its common stock for trading, however, this decision is not within the control of the Company and no assurance can be given that Nasdaq will not delist the Common Stock from the Nasdaq National Market.

DEPENDENCE UPON KEY PERSONNEL

  The Company depends to a considerable degree on the continued services of certain of its executive officers, including William J. Shea, its chief executive officer, Franklin A. Reece III, its president and Ali Inanilan, its chief financial and administrative officer, as well as on a number of key personnel. Any further changes in current management, including but not limited to the loss of Messrs. Shea, Reece or Inanilan could have a material adverse affect on the Company. The loss of key management or technical personnel or the failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED HISTORY OF PROFITABLE OPERATIONS; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS AND NON-RECURRING ITEMS; FUTURE RESULTS OF OPERATIONS

  View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported net income (loss) of $497,499 and $(3,527,010), including restructuring costs, for the three months and nine months ended September 30, 1998, respectively. Although the Company achieved operating profitability, in the future, the Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

DEPENDENCE ON SUPPLIERS, INCLUDING PICTURETEL, BELL ATLANTIC AND GTE

  For the nine months ended September 30, 1998, approximately 31% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel Corporation and an additional 31% of consolidated revenues to the sale of network products and services provided by Bell Atlantic and GTE. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel on the one hand, Bell Atlantic and GTE on the other, that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company. In October 1998, Bell Atlantic announced a decrease in the commission rates paid to the Company effective January 1, 1999.


COMPETITION

  The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL Corporation, Computer Telephone and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the Regional Bell Operating Companies ("RBOCs"), Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than the Company, may enter the video communications market.

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

  The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T Corporation, MCI Communications Corporation, SPRINT Corporation, other long distance and communications companies such as Qwest Communications International Inc. and IXC Communications Inc., by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies.

YEAR 2000 DISCLOSURE

  As the year 2000 approaches, it is generally anticipated that certain computers, software and other equipment utilizing microprocessors may be unable to recognize or properly process dates after the year 1999 without software modifications. The Company is reviewing all internal systems, outside services, and the products it sells for their Year 2000 compliance. The Company has determined that some internal systems are not Year 2000 compliant. The Company expects these systems to be compliant no later than March 31, 1999. The costs to upgrade these systems and become fully Year 2000 compliant is not expected to exceed $50,000. The Company has evaluated its products and believes that most of the products it is currently shipping are Year 2000 compliant. The Company plans to upgrade any products that are not Year 2000 compliant through its suppliers, and anticipates completion of this process during 1999. Based on its review of all systems and products to date, the Company does not expect the costs related to the Year 2000 problem will have a material effect on its financial condition. The ability of its suppliers and customers to correct potential Year 2000 problems, however, are beyond the Company's control. The Company's operations and financial results could be adversely affected to the extent that the costs to become fully compliant differ materially from its present estimates. The Company is conducting interviews with suppliers to determine the extent of their Year 2000 readiness. The Company is developing a contingency plan in the event third party systems are not Year 2000 compliant.

RAPIDLY CHANGING TECHNOLOGY AND OBSOLESCENCE

  The market for communications products and services is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and services. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. New products and services are generally characterized by improved quality and function and are frequently offered at lower prices than the products and services they are intended to replace. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products and services obsolete, unmarketable or noncompetitive. The Company's ability to implement its growth strategies and remain competitive will depend upon its ability to successfully (i) maintain and develop relationships with manufacturers of new and enhanced products that include new technology, (ii) achieve levels of quality, functionality and price acceptability to the market, (iii) maintain a high level of expertise relating to new products and the latest in communications systems technology, (iv) continue to market quality telecommunications services on behalf of its RBOC and other exchange service carriers, and (v) continue to design, sell, manage and support competitive telecommunications solutions for its customers. There can be no assurance, however, that the Company will be able to implement its growth strategies or remain competitive.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

          (a)     Exhibits

                  2.1 Amendment No. 2 dated as of May 1, 1998, to the Credit Agreement, dated as of November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and Imperial Bank and BankBoston, N.A. (the banks).

                  2.2 Amendment No. 3 dated as of August 14, 1998, to the Credit Agreement, dated as of November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and Imperial Bank and BankBoston, N.A. (the banks).

                  2.3 Amendment No. 4 dated as of October 27, 1998, to the Credit Agreement, dated as of November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and Imperial Bank and BankBoston, N.A. (the banks).

                  10.1 Amendment No. 1, Exhibit A, dated as of October 14,
                       1998, to the Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by Imperial bank.

                  10.2 Amendment No. 1, Exhibit B, dated as of October 14, 1998, to the Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by BankBoston, N.A.

                  10.3 Separation Agreement, effective August 31, 1998, by and between View Tech, Inc., a Delaware corporation, and David A. Kaplan, the former Chief Financial Officer.

                  10.4 General Release between, David A. Kaplan, former Chief
                       Financial Officer and View   Tech, Inc., a Delaware
                       corporation.

                  27.1 Financial Data Schedule

          (b)     Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIEW TECH, INC.



Date:  November 09, 1998                By:    \s\  Ali Inanilan
                                            ------------------------
                                            Ali Inanilan
                                            Chief Financial and Administrative
                                            Officer
                                            (Principal Financial and
                                            Accounting Officer)