Form 10-K
period 1998-12-31
VIEW TECH INC
filed 1999-03-31
CIK 746210

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

                     For the year ended December 31, 1998
                                        -----------------

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

                                              Name of Each Exchange on
      Title of Each Class                        Which Registered
      -------------------                     ------------------------
  Common Stock, $.0001 Par Value              NASDAQ National Market

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No
                       -      --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on March 19, 1999 was $11,556,756.

     The number of shares of the Registrant's Common Stock outstanding as of March 19, 1999 was 7,792,111.

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's definitive Proxy Statement for the period ended
        December 31, 1998 are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                     PAGE
----                                                                     ----
                                    PART I
                                    ------

1.      Business.........................................................   1

2.      Properties.......................................................   6

3.      Legal Proceedings................................................   6

4.      Submission of Matters to a Vote of Security Holders..............   6

                                    PART II
                                    -------

5.       Market for Registrant's Common Equity and Related
         Stockholder Matters............................................    7

6.       Selected Financial Data........................................    8

7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    9

7A.      Quantitative and Qualitative Disclosures about Market Risk.....   16

8.       Financial Statements and Supplemental Data.....................   17

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................   35

                                    PART III
                                    --------

10.      Directors and Executive Officers of the Registrant.............   36

11.      Executive Compensation.........................................   36

12.      Security Ownership of Certain Beneficial Owners and Management.   36

13.      Certain Relationships and Related Transactions.................   36

                                    PART IV
                                    -------

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   37

     Signatures.........................................................   38

                                     PART I

Item 1.  Business

General

   View Tech, Inc., a Delaware corporation ("View Tech"), commenced operations in July 1992 as a California corporation. In November 1996, concurrent with a merger (the "Merger") with USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of View Tech ("VTAI"), View Tech reincorporated in Delaware. Following the Merger, VTAI changed its name to "USTeleCenters, Inc." ("UST"). In November 1997, View Tech acquired the net assets of Vermont Telecommunications Network Services, Inc., ("Network Services"), a Vermont corporation. View Tech, UST and Network Services (collectively referred to as "View Tech" or the "Company") have thirty-three
(33) offices nationwide.

   The Company serves as a single source provider for the equipment and services required to meet the video, voice and data communications requirements of its customers. The Company is a leading remarketer, integrator and service provider of video conferencing equipment, a telecommunications equipment reseller, and one of the oldest and largest independent sales agents for certain Regional Bell Operating Companies ("RBOCs") and long distance carriers.

   The Company is headquartered in Camarillo, California. Its offices are located at 3760 Calle Tecate, Suite A, Camarillo, California 93012. Its telephone number is 805/482-8277. View Tech's e-mail address is
tbrath@viewtech.com.
-------------------

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

Telecommunications

   The Company's telecommunications group develops and manages sales and customer service programs on an outsourced basis under agency and value-added reseller agreements for (i) certain regional Bell operating companies ("RBOCs"),
(ii) other telecommunications service providers, and (iii) equipment manufacturers. In New England and upstate New York, the Company also provides telecommunications systems integration and on-going account management support for middle market customers. On behalf of its RBOC clients, UST sells high speed data services, Internet access, Centrex network services, local and long distance services, voice mail and other "enhanced" services, discount calling plans and toll-free services such as remote-call-forwarding. As a value-added equipment reseller, the telecommunications group sells, installs and maintains data transmission products, customer premise equipment and telephone systems.

   The telecommunications group operates out of UST, which is located in Boston, Massachusetts. UST's main offices are located at 745 Atlantic Avenue, Boston, Massachusetts 02111-2747. Its telephone number at that address is 617/439-9911. UST's e-mail address is tviolette@ustele.com.

Equipment Products

   Video

   The Company offers three types of video communications systems: integrated roll-about and room systems, vertical applications and desktop computer systems. Roll-about systems may be moved conveniently from office to office and placed into operation quickly while room systems are stationary systems; vertical applications include distance education and systems utilized in the healthcare industry; and desktop computer systems involve personal computers with video communications capabilities which are generally used for one-on-one personal communications, or when one person is presenting information to a group.

   Apart from peripheral components manufactured by others, the Company primarily sells systems manufactured by PictureTel Corporation, PolyCom, Inc. and VTEL Corporation. Management believes that items of equipment produced by these manufacturers provide superior quality audio and video communications capabilities, at a reasonable price.

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

   Although the Company's desktop-computer systems involve different components, the desktop system has many of the capabilities of the roll-about and room systems. The Company's desktop video communications equipment is manufactured by PictureTel and others such as VCON, Inc.

   Voice and Data

   The Company sells communications equipment for voice and data transmission produced by such manufacturers as Ascend Communications, Inc., Madge Networks, First Virtual Corp. and VideoServer, Inc. (data transmission products), Accord, Inc. and Northern Telecom (telephone systems).

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

   Data. The Company sells products specifically designed to transmit data through the established local and long-distance telephone services infrastructure to business customers. Products from companies such as Adtran, Madge Networks and Ascend Communications, Inc. allow business customers remote access into local area networks, and permit them to acquire bandwidth on demand and digitally transmit data. Products such as these are sold in combination with local and/or long-distance network services provided by the RBOCs, SPRINT and AT&T.

Video Services

   The Company believes that the quality and depth of its customer services capability are crucial factors in its ability to compete successfully. The technical expertise and experience of its management and employees enable the Company to offer its customers the convenience of single-vendor sourcing for most aspects of their communications needs and to develop customized systems designed to provide efficient responses to customer communications technology requirements.

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

   The Company's ViewCare(R) service product provides maintenance contracts and comprehensive customer support with respect to the communications equipment it provides. The Company offers a toll-free technical support hotline 24 hours a day, 365 days a year. Customers may also obtain answers to questions or follow-up training through video conferencing, telephone, facsimile, e-mail or the mail. The Company also provides onsite support and maintenance.

   The Company's service personnel maintain regular contact with customers. The Company also offers training programs for new users, refresher and advanced training programs for experienced users and consulting services related to new equipment and systems expansion and upgrades. On-going after-sale relationships with customers are critical to customer retention. Installation, training, maintenance, remote diagnostics, billing inquiry management, network order processing, new product introduction and system enhancements creating multi-purpose solutions are a few of the many after-sale services that the Company performs for its customers.

   During 1998, the Company increased its MCU, MultiView Network Services/TM/, or bridge services, to its customers nationwide. The Company employs state-of-the-art conferencing servers in multiple U.S. call centers, providing seamless connectivity for all switched digital networks across the globe at an affordable rate. Since bridges cost between $65,000 and $200,000 per unit, the Company's customers typically elect to utilize such services when more than two locations participate simultaneously in video communication. To date, the Company's bridging services have proven to be an increasing source of revenue and enhance customer retention.

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

   The Company's relationships with multiple local exchange carriers and long distance providers give it demographic scope and enable it to provision multiple site solutions for customers in a unique single-point of contact methodology. This competitive edge differentiates the Company from other suppliers of similar size.

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

Video Communications Systems Customers

   The Company has installed video communications systems for a diversified customer base, including, Pfizer Pharmaceuticals, PacifiCare, Region 18 Educational Service Center, Raytheon Corporation and the State of Tennessee.
The Company has attempted to focus its marketing efforts on specific industries. Among the industries in which the Company believes it has acquired substantial expertise are health care and distance-education.

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

Telecommunications Customers

   The Company focuses on small to medium-sized business customers which the major telecommunications providers cannot cost-effectively service. The Company's clients (i.e., the RBOCs and the telecommunications service providers) have retained the Company's services to sell products to and in some cases to manage the relationship with these customers. These customers are comprised of medium-sized businesses which are served by a direct face-to-face sales force based in the Company's Boston, Burlington (Vermont) and New York offices, and small businesses which are served by the Company's telephone-based sales force in Boston and Cape Cod. The Company sells a range of products and services to these customers in order to meet their video, voice, data and communication needs. The Company has developed sophisticated sales programs to allow the telephone-based sales group to sell complex products historically only sold by a direct sales force.

   No single customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1998.

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

   Outside Sales. The Company's outside sales activities are generally focused on medium-sized businesses in New England and upstate New York where the Company maintains offices. Face-to-face sales are especially effective in selling more expensive and technologically advanced services and equipment such as Bell Atlantic's Centrex network services and PictureTel's videoconferencing products. On-going customer account management stimulates repeat business while protecting market share and generating recurring revenue from certain clients such as Bell Atlantic.

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

Dependence on Suppliers, Including PictureTel , Bell Atlantic and GTE

  For the twelve months ended December 31, 1998, approximately 31% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel and an additional 31% of consolidated revenues were attributable to the sale of network products and services provided by Bell Atlantic and GTE. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE; disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel, Bell Atlantic and GTE that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

Competition

   The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the RBOCs, Intel Corporation, Microsoft Corporation, Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than the Company, will enter the video communications market.

   A specific manufacturer's network of dealers and distributors typically involves discrete territories that are defined geographically, in terms of vertical market, or by application (e.g., project management or government procurement). The current agreement with PictureTel authorizes the Company to distribute PictureTel products in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Massachusetts, Mississippi, Montana, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Tennessee, Texas, Utah, Vermont and Wyoming. Because the agreement is non-exclusive, however, the Company is subject to competition within these territories from other PictureTel dealers, whose customers elsewhere may have branch facilities in these territories, and from PictureTel itself, which directly markets its products to certain large national corporate accounts. The agreement expires on August 1, 2000 and can be terminated without cause upon 60 days' written notice by PictureTel. There can be no assurance that the agreement will not be terminated, or that it will be renewed by PictureTel, which has no other affiliation with the Company and is a competitor of the Company. While there are suppliers of video communications equipment other than PictureTel, termination of the Company's relationship with PictureTel could have a material adverse effect on the Company.

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

   The telecommunications services industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T, MCI and SPRINT, other long distance companies, by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

   At March 19, 1999 the Company had 282 full-time employees. The Company has 164 full-time employees engaged in marketing and sales, 70 in technical services and 48 in finance, administration and operations. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

Item 2.  Properties

  The Company's video business leases office facilities in Camarillo, Irvine, Sacramento and San Diego, California; New York, New York; Atlanta, Georgia; Baton Rouge, Louisiana; Chicago, Illinois; Dallas and Houston, Texas; Durham, North Carolina; Englewood, Colorado; Nashville and Knoxville, Tennessee; Jacksonville, Florida; Salt Lake City, Utah; Phoenix, Arizona and Chesterfield, Missouri. These locations are currently principally engaged in video conferencing sales and services. Its videoconferencing headquarters is located in Camarillo, California and consists of a total of approximately 19,000 square feet. The Company's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 42,000. UST leases office facilities in Boston and Cape Cod, Massachusetts, and Burlington, Vermont. Such locations are principally engaged in the sale and service of telephony products and services. UST's principal offices are located in Boston and house executive, sales, technical and administrative personnel and consist of aggregate square footage of approximately 21,500 square feet. UST's inside sales offices, two offices in Boston and one office in Cape Cod consist of approximately 9,500 combined square feet. Its outside sales office in Burlington, Vermont consists of approximately 5,000 square feet. These leases expire at various dates through 2003. The Company believes that the facilities it presently leases, combined with those presently under negotiations, will be adequate for the foreseeable future and that additional suitable space, if required, can be located and leased on reasonable terms.

Item 3.  Legal Proceedings

   In the ordinary course of business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings that are currently pending will have any material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Market and Other Information

   The Company's common stock is traded on The Nasdaq Stock MarketO, ("Nasdaq"), under the symbol "VUTK" on the National Market and has been so traded since November 18, 1995. Prior to such date, the shares were traded on Nasdaq's SmallCap Market and also the Pacific Stock Exchange under the symbols "VUTK" and "VWK," respectively, since the Company's initial public offering on June 15, 1995 (the "IPO"). In addition, warrants to purchase up to 575,000 shares of the Company's common stock were traded on Nasdaq's National Market and prior to November 18, 1995 the warrants traded on Nasdaq's SmallCap Market and the Pacific Stock Exchange under the symbols "VUTKW" and "VWK WS," respectively. The terms of the warrants provided that one warrant plus $5.00 was required to purchase one additional share of the Company's common stock. The warrants were redeemable at the Company's option commencing June 15, 1996 upon 30 days notice to the warrant holders at $0.25 per share if the closing price of the common stock had been at least $8.00 for a period of 30 consecutive trading days ending within 10 days of the date the notice of redemption was mailed. The warrants expired on June 15, 1998.

   The following table sets forth the quarterly high and low bids for the Company's common stock as reported by Nasdaq's National Market for the periods indicated.

                                           High     Low
                                           -----   -----
     Calendar Year 1997
          First Quarter..................  $6.25   $3.88
          Second Quarter.................   4.25    2.38
          Third Quarter..................   7.50    2.88
          Fourth Quarter.................   8.94    4.81
     Calendar Year 1998
          First Quarter..................   5.87    4.75
          Second Quarter.................   4.62    3.40
          Third Quarter..................   3.25    1.50
          Fourth Quarter.................   3.00    1.53

   On March 19, 1999 the last reported bid for the Company's common stock on the Nasdaq was $2.00. As of March 19, 1999, there were 151 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

   The Company completed a private placement of 826,668 shares of common stock on November 10, 1998, to accredited investors only pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, which raised $1.2 million. The purpose of this private placement was to assist the Company in meeting Nasdaq's net tangible assets requirement for the continued listing of the Common Stock on the Nasdaq National Market. (Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...Risk Factors)

Transfer Agent and Registrar

   U.S. Stock Transfer Corporation of Glendale, California serves as transfer agent and registrar of the Company's common stock.

Item 6.  Selected Financial Data

  The following historical selected financial data of the Company has been restated to reflect the acquisition of USTeleCenters, Inc. in a pooling-of-interest transaction as described in Notes 1 and 3 to the consolidated financial statements.

                                                                                               Six Months
                                                          Year Ended December 31,                Ended        Year Ended
                                                 ------------------------------------------   December 31,      June 30,
                                                     1998           1997           1996           1996            1996
                                                 ------------   ------------   ------------   -------------   ------------
                                                                               (Unaudited)
Consolidated Statement of
  Operations Data:
Revenues:
 Product and service revenues.................   $39,746,564    $33,642,166    $24,820,903     $13,330,608    $19,680,386
 Agency commissions...........................    18,225,574     16,300,988     12,127,329       6,547,974     11,313,350
                                                 -----------    -----------    -----------     -----------    -----------
                                                  57,972,138     49,943,154     36,948,232      19,878,582     30,993,736
                                                 -----------    -----------    -----------     -----------    -----------
Costs and Expenses:
 Costs of goods sold..........................    27,518,045     23,835,939     18,370,748      10,235,235     14,269,108
 Selling and marketing expenses...............    20,792,084     17,947,552     13,274,260       7,045,024     10,670,921
 General and administrative expenses..........     7,743,567      7,649,521      5,581,287       2,938,890      5,465,984
 Restructuring and other costs................     4,201,013             --             --              --             --
 Merger costs.................................            --             --      2,563,573       2,563,573             --
                                                 -----------    -----------    -----------     -----------    -----------
                                                  60,254,709     49,433,012     39,789,868      22,782,722     30,406,013
                                                 -----------    -----------    -----------     -----------    -----------

Income (Loss) from Operations.................    (2,282,571)       510,142     (2,841,636)     (2,904,140)       587,723
Interest Expense..............................      (527,593)      (367,003)      (318,149)       (152,882)      (423,483)
                                                 -----------    -----------    -----------     -----------    -----------
Income (Loss) Before Income Taxes.............    (2,810,164)       143,139     (3,159,785)     (3,057,022)       164,240
Benefit (Provision) For Income Taxes..........        (4,233)        (4,512)       172,434          39,804        259,816
                                                 -----------    -----------    -----------     -----------    -----------

Net Income (Loss).............................   $(2,814,397)   $   138,627    $(2,987,351)    $(3,017,218)   $   424,056
                                                 ===========    ===========    ===========     ===========    ===========

Earnings (Loss) Per Share (Basic & Diluted)...   $     (0.41)   $      0.02    $     (0.57)    $     (0.56)   $      0.07
                                                 ===========    ===========    ===========     ===========    ===========

Consolidated Balance Sheet Data:
 Total assets.................................   $26,245,518    $25,812,168    $18,520,608     $18,520,608    $14,841,089
 Working capital..............................     5,729,746      5,299,734        450,016         454,016      2,370,967
 Long-term liabilities........................     5,196,653      5,342,368        779,920         779,920        952,864
 Stockholders' equity.........................     7,070,515      8,276,832      4,418,725       4,418,725      4,221,533

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain debt, equity or other financing, and the Company's ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to those described below under "Risk Factors" and, in addition, the following: the Company's ability to raise additional funds that may be necessary to meet its current and future capital needs; the Company's ability to effectively manage its business in a rapidly changing environment due to the rapid internal growth and external growth through acquisition; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements, new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company; the introduction of products embodying new technologies and the emergence of new industries that could make the Company's existing products and services obsolete; unmarketable or noncompetitive and the introduction of new rules and regulations of the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources.

General

   The Company commenced operations in July 1992 as a California corporation. Since its initial public offering of common stock in June 1995, the Company has grown rapidly through internal expansion and through acquisitions. In November 1996, concurrent with a merger (the "Merger") of USTeleCenters, Inc., a Massachusetts corporation ("USTeleCenters"), with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("VTAI"), the Company reincorporated in Delaware. Following the Merger, VTAI changed its name to USTeleCenters, Inc. ("UST"). In November 1997, the Company acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 33 offices nationwide.

   The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., IntelO, Madge Networks, Ascend Communications, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Southwestern Bell, Sprint and UUNET Technologies.

   In the second quarter of 1998, the Company implemented a restructuring plan (the "Plan") designed to reduce costs and improve profitability. The implementation of the Plan resulted in a one time charge of $4.2 million. Included in this charge was $1.793 million of employee termination costs, a permanent impairment write-down of goodwill relating to previous acquisitions of $1.465 million, and facility exit costs of $0.157 million.

Results of Operations

   The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:




                                                                            Six Months     Year
                                                    Year Ended                Ended        Ended
                                                    December 31,           December 31,   June 30,
                                          -------------------------------  -----------    ------
                                           1998        1997        1996        1996        1996
                                          ------      ------     -------      ------      ------
                                                                (Unaudited)
  Revenues:
   Product sales and service
    revenues........................        68.6%     67.4%       67.2%       67.1%        63.5%
   Agency commissions...............        31.4      32.6        32.8        32.9         36.5
                                           -----     -----       -----       -----        -----
                                           100.0     100.0       100.0       100.0        100.0
                                           =====     =====       =====       =====        =====
  Costs and Expenses:
   Costs of goods sold..............        47.5      47.7        49.7        51.5         46.0
   Sales and marketing
    expenses........................        35.9      35.9        35.9        35.4         34.4
   General and administrative
    expenses........................        13.4      15.3        15.1        14.8         17.6
   Merger costs.....................          --        --         7.0        12.9           --
   Restructuring and other costs....         7.2        --          --          --           --
                                           -----     -----       -----       -----        -----
                                           104.0      98.9       107.7       114.6         98.0
                                           -----     -----       -----       -----        -----
  Income (Loss) from
   Operations.......................        (4.0)      1.1        (7.7)      (14.6)         2.0
  Interest Expense..................        (0.9)     (0.8)       (0.9)       (0.8)        (1.4)
                                           -----     -----       -----      ------        -----
  Income (Loss) Before
   Income Taxes.....................        (4.9)      0.3        (8.6)      (15.4)         0.6
  Benefit (Provision) for
   Income Taxes.....................         0.0       0.0         0.5         0.2          0.8
                                           -----     -----       -----      ------        -----
  Net (Loss) Income.................       (4.9)%      0.3%       (8.1)%     (15.2)%        1.4%
                                           =====     =====       =====      ======        =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

   Total revenues for the twelve months ended December 31, 1998 increased by $8.029 million, or 16%, to $57.972 million from $49.943 million in 1997.

 Product Sales and Services

   Product sales and service revenues increased by $6.104 million, or 18%, to $39.747 million in 1998 from $33.642 million in 1997. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business by opening new sales offices and hiring sales personnel.

 Agency Commissions

   Agency commissions for 1998 increased by $1.925 million, or 12%, to $18.226 million from $16.301 million in 1997. The increase in agency commissions was due primarily to the agency commissions generated by the Company's wholly-owned subsidiary, Network Services, Inc. ("NSI"), which was acquired in the fourth quarter of 1997.

Costs and Expenses

   Costs of goods sold for 1998 increased by $3.682 million, or 15%, to $27.518 million from $23.836 million in 1997. Costs of goods sold as a percentage of product sales and service revenues decreased to 69.2% in 1998 from 70.9% in 1997. The percentage decrease in costs of goods sold is primarily related to an increase in service revenues and a slight increase in margin on equipment sales related to the Company's videoconferencing business due to efficiencies of scale. Service revenues generally provide a higher profit margin than equipment revenues.

   Selling and marketing expenses for 1998 increased by $2.844 million, or 16%, to $20.792 million from $17.948 million in 1997. Selling and marketing expenses as a percentage of revenues remained constant at 35.9% in 1998 and in 1997. The increase in selling and marketing expenses was primarily due to higher sales compensation as a result of hiring additional sales personnel and other operating expenses incurred as a result of the increased number of sales offices.

   General and administrative expenses for 1998 increased by $0.094 million, or 1.2%, to $7.744 million from $7.649 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 13.4% in 1998 from 15.3% in 1997. The percentage decrease was primarily due to synergies achieved as part of the integration and restructuring efforts.

   The Company recorded a restructuring charge of $4.201 million during 1998 which resulted in a decrease of income (loss) from operations of $2.793 million from income of $0.510 million in 1997 to a loss of $(2.283) million in 1998.

   The significant components of the restructuring charge were an impairment write-down of goodwill of $1.465 million, employee termination costs of $1.793 million and facility exit costs of $0.157 million.

   Interest expense increased by $160,590 to $527,593 in 1998 compared to $367,003 in 1997. This increase was primarily due to additional borrowings related to the Company's credit facilities and capital lease obligations.

   Net income decreased by $2.953 million to a loss of $(2.814) million in 1998 from net income of $138,627 for 1997. Net income (loss) as a percentage of revenues decreased to (4.9)% for 1998 compared to 0.3% for 1997. Net income
(loss) per share decreased to a loss of $(0.40) for 1998 compared to income per share of $0.02 for 1997. The weighted average number of shares outstanding increased to 6,888,104 for 1998 from 6,371,651 in 1997, primarily due to the private placement completed in November 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
(Unaudited)

Revenues

   Total revenues for the twelve months ended December 31, 1997 increased $12.995 million, or 35.2%, to $49.943 million from $36.948 million in 1996.

 Product Sales and Services

   Product sales and service revenues increased by $8.821 million, or 35.5%, to $33.642 million in 1997 from $24.821 million in 1996. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business. In addition, the Company benefited from a full 12 months of sales related to acquisitions made in July and August of 1996.

 Agency Commissions

   Agency commissions for 1997 increased by $4.174 million, or 34.4%, to $16.301 million from $12.127 million in 1996. The increase in agency commissions was due primarily to the Company growing its agency business in its Boston and New York offices.

Costs and Expenses

   Costs of goods sold for 1997 increased by $5.465 million, or 29.7%, to $23.836 million from $18.371 million in 1996. Costs of goods sold as a percentage of product sales and service revenues decreased to 70.9% in 1997 from 74.0% in 1996. The percentage decrease in costs of goods sold is primarily related to a increase in service revenues and a slight increase in margin on equipment sales related to the Company's videoconferencing business due to efficiencies of scale. Service revenues generally provide a higher profit margin than equipment revenues.

   Selling and marketing expenses for 1997 increased by $4.674 million, or 35.2%, to $17.948 million from $13.274 million in 1996. Selling and marketing expenses as a percentage of revenues remained constant at 35.9% in 1997 and in 1996. The increase in selling and marketing expenses was primarily due to the sales personnel increase and facility rentals due to the increased number of sales offices.

   General and administrative expenses for 1997 increased by $2.068 million, or 37.1%, to $7.649 million from $5.581 million in 1996. General and administrative expenses as a percentage of total revenues increased to 15.3% in 1997 from 15.1% in 1996. The increase was primarily due to a general increase in such expenses as a result of the expansion of the Company's businesses.

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

   Income (loss) from operations increased by $3.351 million, to income of $0.510 million in 1997 from a loss of $(2.841) million in 1996. The increase in income from operations related to one time merger costs of $2.564 million incurred in 1996 and increased income related to the overall increase in sales.

   Interest expense increased by $48,854 to $367,003 in 1997 compared to $318,149 in 1996.

   Provision for income tax expense increased by $176,946 to $4,512 in 1997 compared to a benefit of $172,434 for 1996. The increase in tax was due to the Company becoming profitable in 1997.

   Net income increased by $3.126 million to income of $0.139 million in 1997 from a net loss of $(2.987) million for 1996. Net income as a percentage of revenues increased to 0.3% for 1997 compared to (8.1)% for 1996. Net income per share increased to $.02 for 1997 compared to a loss per share of $(0.57) per share for 1996. The weighted average number of shares outstanding increased to 6,371,651 for 1997 from 5,262,238 in 1996 due to the issuance of shares in connection with the private placements.

Liquidity and Capital Resources

   View Tech has financed its recent operations and expansion activities with the proceeds from private placements of equity securities, bank debt, and vendor credit arrangements. On November 10, 1998, the Company completed an offering of $1,200,000 of Common Stock. In November 1997, the Company entered into a $15 million Credit Agreement (the "Agreement") which provides for a maximum credit line of up to $15 million for a term of five (5) years with Imperial Bank. In December 1998, the maximum credit line was reduced to $10 million. Amounts outstanding under the agreement are collateralized by the assets of the Company. Funds available under the agreement will vary periodically depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At December 31, 1998, $6.1 million was available under the Agreement of which $4.782 million was outstanding.


   Net cash used by operating activities for the year ended December 31, 1998 was $0.337 million, primarily caused by the Company's net loss of $(2.814) million and an increase in inventory of $(1.995) million, offset by non-cash charges related to depreciation and amortization of $2.994 million, increases in accrued restructuring charges and deferred revenue of $1.026 million and $0.853 million, respectively.

   Net cash used by investing activities for the year ended December 31, 1998 was $0.995 million primarily relating to the purchase of office furniture and computer equipment. At December 31, 1998, the Company does not have any other significant capital commitments.

   Net cash provided by financing activities for the year ended December 31, 1998 was $0.789 million, related to net repayments under the Company's line of credit of $0.124 million, repayments under capital lease obligations of $0.695 million, offset by the issuance of common stock of $1.608 million.

   The Company believes that its available funds will be sufficient to meet the Company's working capital requirements for at least the foreseeable future. The Company plans to finance its long-term capital needs with available borrowings and the cash flows from operations. To the extent that such funds are insufficient to finance the Company's activities, the Company may have to raise working capital through the issuance of additional equity or debt securities. There can be no assurance that additional financing will be available on acceptable terms.

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

Nasdaq National Market

   On August 18, 1998, the Company received a notice (the "Initial Notice") from Nasdaq that it did not meet the applicable listing requirements because it did not have $4,000,000 in net tangible assets and therefore its Common Stock was
subject to delisting.   On September 1, 1998, the Company responded to the
Initial Notice and requested a temporary exception from Nasdaq's net tangible asset requirement. On September 14, 1998, the Company received a letter from Nasdaq denying this request and notifying the Company that the Common Stock would be delisted on September 21, 1998, unless the Company sought further procedural remedies. On September 16, 1998, the Company wrote Nasdaq to request an oral hearing to appeal the decision and a stay pending appeal. On October 14, 1998, Nasdaq notified the Company that Nasdaq had scheduled a hearing before a panel for November 13, 1998 to consider this matter. The Company had been advised that, should the hearing panel decide to delist the Common Stock, the Common Stock would cease to trade on the National Market System of the Nasdaq Stock Market pending further appeals, if any.

   Following an oral hearing on November 13, 1998 before the Nasdaq Qualifications Hearing Panel (the "Panel") the Company received letters from the Nasdaq on December 7, 11 and 30, 1998 (the "Nasdaq Correspondence").

   The Nasdaq Correspondence confirmed that the Panel has determined to continue listing the Company's securities on the Nasdaq National Market provided the Company complies with the following exception: (i) The Company must make a public filing with the Securities and Exchange Commission (the "SEC") and Nasdaq, on or before December 23, 1998 evidencing a minimum of $4,000,000 in net tangible assets, containing a December 15, 1998 balance sheet with pro-forma adjustments for any significant events or transactions occurring on or before the filing date, (ii) The Company to make an additional public filing on or before February 1, 1999 with the SEC and Nasdaq evidencing profitability, on a net income basis, for the quarter ended December 31, 1998.

   In order to fully comply with the terms of the Nasdaq exception, the Company had to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market.

   In accordance with the Nasdaq Correspondence, the Company filed its consolidated balance sheet as of December 15, 1998 on Form 8-K with the SEC and Nasdaq on December 22, 1998. On January 25, 1999 the Company filed an additional Form 8-K, which included the Company's consolidated balance sheet as of December 31, 1998 and 1997 and the consolidated statements of operations (unaudited) for the three months ended December 31, 1998 and 1997, respectively. In accordance with the Nasdaq Correspondence, the consolidated statement of operations for the quarter ended December 31, 1998 is evidence of the Company's profitability on a net income basis.

   On February 3, 1999, the Company received a letter from the Nasdaq stating that the Company had evidenced compliance will all requirements necessary for continued listing on the Nasdaq National Market and the Company had complied with the terms of the Nasdaq exception and therefore, the hearing file would be closed.

   In the event the Company does not comply with Nasdaq's continued listing requirements in the future, the Company's common stock could be delisted from the Nasdaq National Market System.

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

Limited History of Profitable Operations; Significant Fluctuations in Operating Results and Non-Recurring Items; Future Results of Operations

   View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported net income (loss) of $712,613 and $(2,814,397), including restructuring costs, for the three months and twelve months ended December 31, 1998, respectively. The Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, commission rate cuts on by Bell Atlantic and GTE, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

Dependence on Suppliers, Including PictureTel, Bell Atlantic and GTE

   For the twelve months ended December 31, 1998, approximately 31% of the Company's consolidated revenues were attributable to the sale of equipment manufactured by PictureTel Corporation and an additional 31% of consolidated revenues to the sale of network products and services provided by Bell Atlantic and GTE. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel on the one hand, Bell Atlantic and GTE on the other, that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company. In October 1998, Bell Atlantic announced a decrease in the commission rates paid to the Company effective January 1, 1999.

Competition

   The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL Corporation, Computer Telephone and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the "RBOCs", Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than the Company, may enter the video communications market.

   A specific manufacturer's network of dealers and distributors typically involves discrete territories that are defined geographically, in terms of vertical market, or by application (e.g., project management or government procurement). The current agreement with PictureTel authorizes the Company to distribute PictureTel products in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Louisiana, Maine, Massachusetts, Mississippi, Montana, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Tennessee, Texas, Utah, Vermont and Wyoming. Because the agreement is non-exclusive, however, the Company is subject to competition within these territories by other PictureTel dealers, whose customers elsewhere may have branch facilities in these territories, and by PictureTel itself, which directly markets its products to certain large national corporate accounts. The agreement expires on August 1, 2000 and can be terminated without cause upon 60 days' written notice by PictureTel. There can be no assurance that the agreement will not be terminated, or that it will be renewed by PictureTel, which has no other affiliation with the Company and is a competitor of the Company. While there are suppliers of video communications equipment other than PictureTel, termination of the Company's relationship with PictureTel could have a material adverse effect on the Company.

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

   The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, Southwestern Bell and GTE, long distance carriers such as AT&T Corporation, MCI Communications Corporation, SPRINT Corporation, other long distance and communications companies such as a Communications International Inc. and IXC Communications Inc., by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies.

Year 2000

   The Company has been engaged in its Year 2000 compliance efforts since 1998. In reviewing Year 2000 compliance issues, the Company has also become aware that issues of lack of date recognition may begin as early as "9-9-99" or September 9, 1999. In the Company's Form 10-Q filed on November 10, 1998, the Company anticipated completing its Year 2000 readiness by March 31, 1999. Based upon a subsequent replacement of the Company's Director of Information Services, and, the Company's continuing research into Y2K compliance issues, the Company is now revising its estimated date of completion of Y2K compliance. The Company does not anticipate it will complete its efforts to evaluate its Year 2000 readiness and remedy any Year 2000 non-compliance until the end of the third quarter of 1999.

Y2K COMPLIANCE STEPS TO DATE:

   The Company has assembled an internal team to ensure its objectives of Year 2000 compliance are achieved. The Company's eight internal mission critical systems have been identified and reviewed for Y2K compliance. Of the eight, two were found to be non-compliant and one potentially non-compliant. Of the two non-compliant systems, one has been upgraded and is now believed to be Y2K compliant. The other system is being internally re-written to become compliant. The additional potentially non-compliant system is still being evaluated and will be upgraded, rewritten or replaced if found to be non-compliant.

   In addition, the Company has reviewed information received from its main suppliers or product manufacturers as to their Year 2000 compliance. The Company found that most of its main suppliers had some products, in the past, that were not compliant for the Year 2000, but that current products are compliant. For those products that are non-compliant, nearly every supplier, including PictureTel, VTel, PolyCom and others, is providing upgrades at no cost to the Company and the Company's customers. One exception is Madge Networks, which continues to charge for its Y2K compliance upgrades.

   The Company has been receiving, and responding to, customer requests for upgrades. As the Company moves throughout 1999, it is handling the customer service requests for upgrades, repairs or replacements as they arise.

RISK FACTORS FACING THE COMPANY RELATING TO YEAR 2000 COMPLIANCE:

   The Company, as a reseller, is not in a position to test products manufactured by others because it does not have access to, or, knowledge of, supplier proprietary codes, and other information. The Company is relying on its suppliers' testing of products and component parts.

   The Company believes that if the Company's customers experience damages or injuries resulting from Y2K non-compliance caused by products sold by the Company to its customers, litigation against both the Company and the Company's supplier may result. In the event of such litigation, the Company believes the suppliers will ultimately by held responsible for the date recognition functionality of their products; however, the Company could incur liability and be requested to bear the cost and inconvenience of defending any such litigation. Should product failures occur, the Company may, also, be required to address the administrative aspects of those failures, such as facilitating product return and repairs. At this point, management is uncertain about the extent of the ultimate impact, if any, Year 2000 compliance issues will have upon the Company's operations and finances.

   Should the Company (1) face significant time constraints and service call costs in the event of customer complaints, due to the failure of products to recognize particular dates, or (2) becomes involved in a dispute with one or more of its suppliers over Year 2000 non-compliance, among other such scenarios, there may be a material adverse impact on the Company's operations and/or financial results. One cannot predict the magnitude of the impact because the magnitude of Y2K non-compliance is generally unknown.

YEAR 2000 COMPLIANCE COSTS:

   The Company has expended approximately $80,000 in Year 2000 compliance upgrades excluding costs attributable to time expended by the Company's own employees. The time expended by employees of the Company in connection with the Company's Y2K compliance effort has not resulted in any material adverse impact upon the Company's expenses or profitability. The Company, in its most recent analysis, anticipates it will expend approximately $263,000 to upgrade, repair or replace its systems. Most of the sum will be spent upgrading, repairing or replacing personal computers, printers and software.

   The Company has estimated its costs, material or otherwise, based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results may vary from the estimates.

Rapidly Changing Technology and Obsolescence

   The market for communications products and services is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and services. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. New products and services are generally characterized by improved quality and function and are frequently offered at lower prices than the products and services they are intended to replace. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products and services obsolete, unmarketable or noncompetitive. The Company's ability to implement its growth strategies and remain competitive will depend upon its ability to successfully (i) maintain and develop relationships with manufacturers of new and enhanced products that include new technology, (ii) achieve levels of quality, functionality and price acceptability to the market, and (iii) maintain a high level of expertise relating to new products and the latest in communications systems technology.

Control by Executive Officers and Directors

   As of March 19, 1999, the Company's officers and directors beneficially owned approximately 33.8% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company. If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of the Company and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   The Company maintains borrowings under a line of credit facility with Imperial Bank which are subject to fluctuations in market interest rates. There are no other material qualitative or quantitative market risks of the Company.

Item 8.  Financial Statements and Supplementary Data


                                VIEW TECH, INC.
                         INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements

Reports of Independent Public Accountants..............................................   18

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................   20

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, (unaudited) six months ended December 31, 1996, and the year ended
  June 30, 1996........................................................................   21

Consolidated Statements of Stockholders' Equity for the year ended December
  31, 1998 and 1997, six months ended December 31, 1996 and the years ended June 30,
  1996 and 1995........................................................................   22

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
  and 1996, six months ended December 31, 1996 and the year ended June 30, 1996........   23

Notes to Consolidated Financial Statements.............................................   24


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To View Tech, Inc.:

We have audited the accompanying consolidated balance sheets of View Tech, Inc. and subsidiaries as of December 31, 1998 and 1997, and related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of View Tech, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 21, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
VIEW TECH, INC.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1996 and the six months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1996 have been restated to reflect the pooling of interests as described in notes 1 and 3 of the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, stockholders' equity and cash flows. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of View Tech, Inc. for the six months ended December 31, 1996 and for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

/s/ Carpenter Kuhen & Sprayberry

Oxnard, California
March 31, 1997

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                  ------------------------------------
                                                                        1998                1997
                                                                  ----------------     ---------------
                ASSETS

CURRENT ASSETS:
  Cash                                                              $   661,158            $ 1,204,690
  Accounts receivable, net of reserves of $869,304 and
   $658,656, respectively                                            14,091,912             13,326,667
  Inventory                                                           4,410,166              2,532,456
  Other current assets                                                  544,860                428,889
                                                                     ----------             ----------
     Total Current Assets                                            19,708,096             17,492,702

PROPERTY AND EQUIPMENT, net                                           3,548,993              3,423,838

GOODWILL, net                                                         2,300,064              4,198,927

OTHER ASSETS                                                            688,365                696,701
                                                                    -----------            -----------
                                                                    $26,245,518            $25,812,168
                                                                    ===========            ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  7,669,229            $ 7,168,763
  Current portion of long-term debt                                     336,193                661,290
  Accrued payroll and related costs                                   2,348,421              1,904,506
  Deferred revenue                                                    1,940,579              1,087,161
  Accrued restructuring costs                                         1,026,496                     --
  Other current liabilities                                             657,432              1,371,248
                                                                    -----------            -----------
     Total Current Liabilities                                       13,978,350             12,192,968
                                                                    -----------            -----------
LONG-TERM DEBT                                                        5,196,653              5,342,368
                                                                    -----------            -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
   5,000,000 shares, none issued or outstanding                              --                     --
  Common stock, par value $.0001, authorized
   20,000,000 shares, issued and outstanding 7,722,277
   and 6,589,571 shares at December 31, 1998 and 1997,
   respectively                                                             772                    659
  Additional paid-in capital                                         15,261,591             13,653,624
  Accumulated deficit                                                (8,191,848)            (5,377,451)
                                                                    -----------            -----------
                                                                      7,070,515              8,276,832
                                                                    -----------            -----------
     Total Stockholders' Equity                                     $26,245,518            $25,812,168
                                                                    ===========            ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Six Months
                                                                        Years Ended                      Ended       Year Ended
                                                                        December 31,                  December 31,     June 30,
                                                       --------------------------------------------   -----------     -----------
                                                           1998            1997            1996           1996           1996
                                                       ------------    ------------     -----------    -----------    -----------
                                                                                        (Unaudited)
Revenues:
 Product sales and service revenues                    $39,746,564     $33,642,166     $24,820,903    $13,330,608    $19,680,386
 Agency commissions                                     18,225,574      16,300,988      12,127,329      6,547,974     11,313,350
                                                       -----------     -----------     -----------    -----------    -----------

                                                        57,972,138      49,943,154      36,948,232     19,878,582     30,993,736
                                                       -----------     -----------     -----------    -----------    -----------
Costs and Expenses:
 Costs of goods sold                                    27,518,045      23,835,939      18,370,748     10,235,235     14,269,108
 Sales and marketing expenses                           20,792,084      17,947,552      13,274,260      7,045,024     10,670,921
 General and administrative expenses                     7,743,567       7,649,521       5,581,287      2,938,890      5,465,984
 Restructuring and other costs                           4,201,013              --              --             --             --
 Merger costs                                                   --              --       2,563,573      2,563,573             --
                                                       -----------     -----------     -----------    -----------    -----------

                                                        60,254,709      49,433,012      39,789,868     22,782,722     30,406,013
                                                       -----------     -----------     -----------    -----------    -----------

Income (Loss) from Operations                           (2,282,571)        510,142      (2,841,636)    (2,904,140)       587,723

Interest Expense                                           527,593         367,003         318,149        152,882        423,483
                                                       -----------     -----------     -----------    -----------    -----------

Income (Loss) Before Income Taxes                       (2,810,164)        143,139      (3,159,785)    (3,057,022)       164,240

Benefit (Provision) for Income Taxes                        (4,233)         (4,512)        172,434         39,804        259,816
                                                       -----------     -----------     -----------    -----------    -----------
Net Income (Loss)                                      $(2,814,397)    $   138,627     $(2,987,351)   $(3,017,218)   $   424,056
                                                       ===========     ===========     ===========    ===========    ===========
Earnings (Loss) per Share (Basic and Diluted)          $     (0.41)    $      0.02     $     (0.57)   $     (0.56)   $      0.07
                                                       ===========     ===========     ===========    ===========    ===========
Shares used in computing earnings (loss) per Share
  Basic                                                  6,888,104       6,371,651       5,262,238      5,400,785      5,040,731
                                                       ===========     ===========     ===========    ===========    ===========
  Diluted                                                6,888,104       6,793,521       5,262,238      5,400,785      5,676,304
                                                       ===========     ===========     ===========    ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common stock        Additional                         Total
                                         ---------------------     Paid-In       Accumulated    Stockholders'
                                          Shares      Amount       Capital         Deficit          Equity
                                         ---------   ---------   ------------   ------------   --------------
Balance, June 30, 1995                   3,069,976   $ 30,699    $ 6,295,282    $(2,922,916)     $ 3,403,065

 Shares issued under stock
  option plan                               34,200        342         11,170             --           11,512
 Issuance of common stock                2,008,447     20,084        406,246             --          426,330
 Additional costs of initial public
  offering of common stock                      --         --        (43,430)            --          (43,430)
 Net income                                     --         --             --        424,056          424,056
                                         ---------   --------    -----------    -----------      -----------

Balance, June 30, 1996                   5,112,623     51,125      6,669,268     (2,498,860)       4,221,533

 Change in par value of
  common stock to $0.0001                       --    (50,613)        50,613             --               --
 Issuance of common stock                  533,138         53      3,100,519             --        3,100,572
 Shares issued under stock
  option plan                               21,053          2        113,836             --          113,838
 Net loss                                       --         --             --     (3,017,218)      (3,017,218)
                                         ---------   --------    -----------    -----------      -----------

Balance, December 31, 1996               5,666,814        567      9,934,236     (5,516,078)       4,418,725

 Issuance of common stock                  736,662         74      3,172,333             --        3,172,407
 Shares issued under stock
  option plan                              113,648         11         56,914             --           56,925
 Shares issued in connection with
  exercise of warrants                      72,447          7        364,853             --          364,860
 Issuance of warrants in connection
  with new banking relationship                 --         --        125,288             --          125,288
  Net income                                    --         --             --        138,627          138,627
                                         ---------   --------    -----------    -----------      -----------

Balance, December 31, 1997               6,589,571        659     13,653,624     (5,377,451)       8,276,832
                                         ---------   --------    -----------    -----------      -----------

 Issuance of common stock                  985,872         98      1,554,973             --        1,555,071
 Shares issued under stock
  option plan                              146,584         15         51,744             --           51,759
 Shares issued in connection with
      exercise of warrants                     250         --          1,250             --            1,250
 Net loss                                       --         --             --     (2,814,397)      (2,814,397)
                                         ---------   --------    -----------    -----------      -----------

Balance, December 31, 1998               7,722,277   $    772    $15,261,591    $(8,191,848)     $ 7,070,515
                                         =========   ========    ===========    ===========      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months          Year
                                                                      Years Ended                     Ended            Ended
                                                                      December 31,                 December 31,       June 30,
                                                     -------------------------------------------   -------------   ------------
                                                         1998           1997           1996            1996            1996
                                                     ------------   ------------   -------------   -------------   ------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                                  $(2,814,397)   $   138,627     $(2,987,351)    $(3,017,218)   $   424,056
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities
   Depreciation and amortization                       2,994,652      1,190,700         975,675         530,960        872,969
   Non-cash merger expenses                                   --             --         340,689         340,689             --
   Reserve on note receivable                                 --             --         265,000              --        265,000
  Changes in assets and liabilities net of
   effects of acquisitions
    Accounts receivable, net                            (765,245)    (2,416,536)     (3,911,179)     (2,521,215)    (2,276,340)
    Inventory                                         (1,995,452)      (464,461)       (571,361)       (314,473)      (679,357)
    Other assets                                        (177,665)       (72,601)        (55,369)         87,836       (617,359)
    Accounts payable                                     500,466       (788,494)      3,397,918       2,247,748      2,299,539
    Accrued restructuring charges                      1,026,496             --              --              --             --
    Other accrued liabilities                            894,086      1,057,433       1,417,880       1,647,700     (1,232,266)
                                                     -----------    -----------     -----------     -----------    -----------

     Net cash used in operating activities:             (337,059)    (1,355,332)     (1,128,098)       (997,973)      (943,758)
                                                     -----------    -----------     -----------     -----------    -----------

Cash Flows from Investing Activities:
 Purchase of property and equipment                     (995,807)    (1,150,101)       (795,727)       (492,684)      (865,496)
 Proceeds from sale of assets                                 --             --          14,937          14,937
 Cash paid for business acquisitions                          --     (2,071,177)       (155,163)       (155,163)            --
 Issuance of notes receivable                                 --             --        (265,000)             --       (265,000)
                                                     -----------    -----------     -----------     -----------    -----------

     Net cash used in investing activities:             (995,807)    (3,221,278)     (1,200,953)       (632,910)    (1,130,496)
                                                     -----------    -----------     -----------     -----------    -----------

Cash Flows from Financing Activities:
 Net borrowings (payments) on line of credit            (123,686)     2,867,120           4,786         (38,677)        43,473
 Payments on long term debt                             (695,060)      (770,439)       (626,230)       (786,483)    (1,886,371)
 Issuance of common stock, net                         1,608,080      3,319,480       1,365,873       1,355,983        394,412
                                                     -----------    -----------     -----------     -----------    -----------

     Net cash provided (used) by
      financing activities:                              789,334      5,416,161         744,429         530,823     (1,448,486)
                                                     -----------    -----------     -----------     -----------    -----------

Net Increase (Decrease) in Cash                         (543,532)       839,551      (1,584,622)     (1,100,060)    (3,522,740)
Cash, beginning of period                              1,204,690        365,139       1,949,761       1,465,199      4,987,939
                                                     -----------    -----------     -----------     -----------    -----------
Cash, end of period                                  $   661,158    $ 1,204,690     $   365,139     $   365,139    $ 1,465,199
                                                     ===========    ===========     ===========     ===========    ===========
Supplemental Disclosures:
 Operating activities reflect:
  Interest Paid                                      $   478,102    $   352,808     $   387,758     $   191,342    $   467,061
                                                     ===========    ===========     ===========     ===========    ===========
  Income Taxes paid                                  $   105,471    $     7,640     $   219,452     $        --    $   375,480
                                                     ===========    ===========     ===========     ===========    ===========


See Note 16 for supplemental disclosure of non-cash items.

  The accompanying notes are an integral part of these consolidated financial statements.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE BUSINESS
----------------------

   View Tech, Inc. (the "Company"), markets and installs video communications systems and provides continuing services related to installed systems to customers in select states throughout the United States. As a result of the merger of the Company with USTeleCenters, Inc. ("USTeleCenters") in November 1996, the Company designs, sells, and supports telecommunication systems solutions for small and medium-sized businesses throughout the United States and also sells telecommunication services on behalf of certain Regional Bell Operating Companies ("RBOCs").

   This business combination with USTeleCenters was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the results of operations, financial position, and cash flows of USTeleCenters.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

   Revenue Recognition.  The Company sells both products and services. Product
   -------------------
revenue consists of revenue from the sale of video communications and telephone equipment and is recognized at the time of shipment. Service revenue is derived from services rendered in connection with the sale of new systems and from services rendered with respect to previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training, user training, and one-year parts-and-service warranty. The majority of these services are rendered at or prior to installation, and all of the revenue is recognized when services are rendered. Revenue related to extended warranty contracts is deferred and recognized over the life of the extended warranty period.

   The Company has agency agreements with various local exchange carriers and telecommunications companies whereby the Company receives commissions on work referred to these entities. The agreements are subject to annual renewals. The Company generally recognizes revenue when the installation or service is ordered from the local exchange carrier or telecommunication company and a reserve is recorded for cancellations. Certain of the entities have the right to credit or charge back future commission payments on orders canceled within a 6 to 10 month period from the date of order. The Company is not aware of any possible refunds or charge-backs that these entities might be seeking, which have not been reserved at December 31, 1998.

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

   Per Share Data.  Basic earnings (loss) per share is computed by dividing net
   --------------
income (loss) by the weighted average number of shares of common stock outstanding. Earnings per share - diluted is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding and the effect of potentially dilutive shares.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Cash and Cash Equivalents.  The Company considers all highly liquid
   -------------------------
investments with a maturity not exceeding three months at the date of purchase to be cash equivalents.

   Inventories.  Inventories are accounted for on the basis of the lower of cost
   -----------
or market. Cost is determined on a FIFO (first-in, first-out) basis. Included in inventory is demonstration equipment held for resale in the ordinary course of business. The Company generally sells its video demonstration equipment after the six month holding period required by its primary equipment supplier.

   Property and Equipment.  Property and equipment are recorded at cost and
   ----------------------
include improvements that significantly add to utility or extend useful lives. Depreciation of property and equipment is provided using the straight-line and accelerated methods over estimated useful lives ranging from one to ten years. Expenditures for maintenance and repairs are charged to expense as incurred.

   Intangibles.  Cost in excess of the fair value of net assets of purchased
   -----------
businesses (goodwill) is amortized using the straight line method over 15 years, its estimated useful life.

   The Company assesses the realizability of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets including intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1998, the Company recorded charges of approximately $1,465,000 relating to the impairment of goodwill which is included in the operating non-recurring charge in the consolidated statements of operations.

   Income Taxes.  The Company accounts for income taxes using SFAS No. 109,
   ------------
Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.

   Deferred taxes are recognized for timing differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

   Concentration of Risk.  Items that potentially subject the Company to
   ---------------------
concentrations of credit risk consist primarily of accounts receivable, cash and investments, and the dependence on a major equipment vendor.

   Accounts receivable subject the Company to potential credit risk with customers in the telecommunications industry. The Company performs on-going credit evaluations of its customers' financial condition but does not require collateral. The company maintains its accounts with highly rated financial institutions.

   Approximately 31% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel and approximately 31% of revenues are attributable to the sale of network products and services provided by Bell Atlantic and GTE. Termination or change of the Company's business relationship with PictureTel, Bell Atlantic and/or GTE, disruption in supply, failure of these suppliers to remain competitive in quality, function or price, or a determination by such suppliers to reduce reliance on independent distributors such as the Company could have a materially adverse effect on the Company.

   Reclassifications.  Certain prior year balances have been reclassified in
   -----------------
order to conform to the current year presentation.

NOTE 3 -- BUSINESS COMBINATION
------------------------------

   On November 29, 1996, the Company acquired USTeleCenters, which is an authorized sales agent for several of the RBOCs. The transaction was accounted for as a pooling of interests in which USTeleCenters' shareholders exchanged all of their outstanding shares and options for View Tech common stock and options, respectively. USTeleCenters' shareholders and optionholders (upon exercise of their options) received 2,240,976 shares of View Tech common stock and options to purchase 184,003 shares of View Tech common stock. The value of the transaction was approximately $16.5 million. In connection with the acquisition, the Company issued 24,550 shares in January, 1997 to certain investment bankers.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- ACQUISITIONS
----------------------

Vermont Telecommunications Network Services, Inc.
-------------------------------------------------

   On November 13, 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("VTNSI") a Vermont corporation. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired ownership of the assets and assumed certain liabilities of VTNSI, effective November 1, 1997. The aggregate purchase price for the net assets of VTNSI consisted of (i) $2,000,000 cash paid at the closing, (ii) a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum subsequently paid in full on November 21, 1998, (iii) a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999, and (iv) $400,000 paid by the issuance of 62,112 shares of the Company's common stock. The contingent note in the amount of $250,000 is due only if Network Services, Inc. ("NSI"), the surviving company following the acquisition of VTNSI, achieves EBIT, as defined, equal to or greater than $700,000 for the year ended December 31, 1998. In addition, View Tech is required to pay an additional amount equal to 40% of NSI's EBIT, as defined, in excess of $900,000 per calendar year commencing January 1, 1998 and ending December 31, 2000. At present, the calculation of NSI'S EBIT for the year ended December 31, 1998, has not been conclusively determined under the Agreement. The cash portion of the purchase price of $2,000,000 was paid utilizing the Company's bank line of credit. The excess of the acquisition price over the net assets acquired of approximately $2,708,000 was accounted for as goodwill and is being amortized over 15 years. VTNSI, based in Burlington, Vermont, was an authorized agent selling Bell Atlantic services in Vermont, New Hampshire, upstate New York and western Massachusetts. The acquisition has been accounted for as a purchase transaction and, accordingly, the accompanying financial statements include the accounts and transactions of VTNSI since the acquisition date.

   The following unaudited supplemental financial information is provided on a proforma basis as if the acquisition occurred on January 1, 1997:

                                                    Year ended December 31,
                                                   --------------------------
                                                              1997
                                                          -----------
                                                          (Unaudited)
Revenues                                                  $51,888,000
                                                          ===========
Income (loss) from operations                             $   645,000
                                                          ===========
Net income (loss)                                         $   172,000
                                                          ===========
Earnings (loss) per share (Basic and Diluted)             $      0.03
                                                          ===========

   During 1996, the company completed two acquisitions which were accounted for as purchase transactions. The company recorded goodwill of $339,000 and $1,330,000 related to these acquisitions. During 1998, the company determined there were no future expected cash flows from these acquisitions and recorded an impairment writedown of the remaining unamortized balance of the goodwill of $1,465,000 as part of the restructuring and other costs

NOTE 5 -- Restructuring and Other Costs
---------------------------------------

   During 1998, the Company recorded a restructuring and asset impairment charge of $4.2 million. The significant components of the restructuring charge are as follows:

Impairment write-down of goodwill related to previous acquisitions...   $1,465,000
Employee termination costs...........................................    1,793,000
Facility exit costs..................................................      157,000
Write-down of Plant, Property and Equipment..........................       27,000
Travel related expenses..............................................      140,000
Consulting expenses..................................................      322,000
Other costs..........................................................      297,013
                                                                        ----------
                                                                        $4,201,013
                                                                        ==========

   The impairment write-down of goodwill relates to the Company's determination that there was no future expected cash flows from two acquisitions which represented $1,465,000 of goodwill. The employee termination costs relate to approximately 33 employees and officers of the Company. The Company closed one of its outside network sales offices. The Company also terminated its internet service provider reseller agreement. In connection with these decisions, the Company recorded employee termination and facility exit related expenses, and a write-down of the leasehold improvements. In addition, the Company's decision to eliminate duplicative corporate overhead functions resulted in employee termination and travel related expenses. The Company utilized the services of consultants in connection with the plan of restructuring.

   The total cash impact of the restructuring amounted to $2,709,621 of which $1,026,496 is included in the accompanying balance sheet at December 31, 1998. The Company anticipates the balance of the restructuring costs will be paid by February 29, 2000.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table summarizes the activity against the restructuring charge:

Restructuring Charge...................................   $ 4,201,013
 Cash Paid.............................................    (1,680,332)
 Non-Cash Expenses.....................................    (1,494,185)
                                                          -----------
Balance, December 31, 1998                                $ 1,026,496
                                                          ===========

NOTE 6 -- INVENTORY
-------------------

   Inventories are summarized as follows:

                                                                 December 31,
                                                          --------------------------
                                                             1998           1997
                                                          -----------    -----------
Demonstration equipment................................   $ 1,664,031    $ 1,011,277
Finished goods.........................................     2,537,458      1,079,738
Spare parts............................................       208,677        441,441
                                                          -----------    -----------
                                                          $ 4,410,166    $ 2,532,456
                                                          ===========    ===========

NOTE 7 -- PROPERTY AND EQUIPMENT, NET
-------------------------------------

   Property and equipment are summarized as follows:

                                                                 December 31,
                                                          --------------------------
                                                              1998           1997
                                                          -----------    -----------
Computer equipment and software........................   $ 3,392,416    $ 2,824,760
Equipment..............................................     2,041,331      1,864,384
Furniture and fixtures.................................     2,452,347      2,405,757
Leasehold improvements.................................       713,790        637,460
                                                          -----------    -----------
                                                            8,599,884      7,732,361
Less accumulated depreciation..........................    (5,050,891)    (4,308,523)
                                                          -----------    -----------
                                                          $ 3,548,993    $ 3,423,838
                                                          ===========    ===========

   Property and equipment under capital lease obligations, net of accumulated amortization, at December 31, 1998 and 1997 were $541,669 and $738,378, respectively.

NOTE 8 -- LINES OF CREDIT
-------------------------

   View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million Credit Agreement (the "Agreement") with a bank effective November 21, 1997. The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment of up to $7 million; (ii) a Facility B Commitment of up to $5 million and (iii) a Facility C Commitment of up to $3 million. The Facility B Commitment expired on December 1, 1998. Amounts under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At December 31, 1998, the funds available under the Agreement were approximately $6,100,000. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending on the Company's Leverage Ratio as defined in the Agreement. At December 31, 1998, the interest rate on this Facility was 8.25%. The weighted average interest rate on the line of credit for the year ended December 31, 1998 was 9.0%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of December 31, 1998, the Company was in compliance with these covenants. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   All outstanding amounts are under Facility A and are due and payable no later than November 21, 2002. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At December 31, 1998, amounts utilized under the Facilities were $4,782,171. This amount is classified as long-term debt.

   In connection with the Agreement, the Company issued Common Stock Purchase Warrants for the purchase of 80,000 shares of the Company's Common Stock by the lenders. The warrants are exercisable until November 21, 2004. In accordance with an amendment to the Agreement, on October 14, 1998 the Company adjusted the purchase price of the warrants to $4.50 per share. The Company determined the valuation of these warrants using the Black-Scholes option pricing model was not material.

NOTE 9 -- LONG TERM DEBT
------------------------

   Long-term debt consists of the following:

                                                         December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
Line of credit (Note 8)........................     $4,782,171   $4,905,857
Capital lease obligations......................        640,105      844,038
Other..........................................        110,570        3,763
Note payable - former VTNSI owner..............             --      250,000
                                                    ----------   ----------
                                                     5,532,846    6,003,658
Less current maturities........................        336,193      661,290
                                                    ----------   ----------

                                                    $5,196,653   $5,342,368
                                                    ==========   ==========

Capital Lease Obligations
-------------------------

   The Company leases certain equipment and furniture under capital lease arrangements. The following is a schedule of future minimum lease payments required under capital leases, together with their present value as of December 31, 1998

       Years Ending December 31,
       -------------------------
       1999...........................................     $473,185
       2000...........................................      204,629
       2001...........................................       88,436
       2002...........................................       43,137
       2003 and thereafter............................       15,979
                                                           --------

       Net minimum lease payments.....................      825,366
       Less amount representing interest..............      185,261
                                                           --------

       Present value of net minimum lease payments....     $640,105
                                                           ========

   The current portion due under capital lease obligations at December 31, 1998 and 1997 was $336,193 and $407,527, respectively.

Note Payable to former VTNSI owner
----------------------------------

   In connection with the Company's acquisition of VTNSI, part of the purchase price consisted of a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum which was paid in full on November 21, 1998.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES
----------------------------------------

   The Company leases various facilities under operating leases expiring through 2003. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 1998, 1997 and 1996 and the six months ended December 31, 1996 and the year ended June 30, 1996, were approximately $1,699,000 and $1,473,000, $1,106,000, $553,000 and $1,160,000 respectively.

   Minimum future rental commitments under non cancelable operating leases are as follows:

       Years Ending December 31,
       -------------------------
       1999..................................  $1,525,457
       2000..................................   1,163,413
       2001..................................     960,332
       2002..................................     323,524
       2003 and thereafter...................       9,362
                                               ----------
                                               $3,982,088
                                               ==========

   The Company has received rent concessions during the first year of certain leases, which are being deferred and amortized over the term of the lease.

   The Company has been named in employee related lawsuits. The Company is vigorously defending itself against such matters and does not expect the outcome to have a material adverse impact on its financial position.

NOTE 11 -- COMMON AND PREFERRED STOCK
-------------------------------------

   Common Stock.  In November 1996, the Company increased the number of shares
   ------------
of common stock authorized for issuance from 10,000,000 to 20,000,000 and changed the par value of its stock from $0.01 to $0.0001 per share.

   Warrants and Options.  Included in the public stock offering in June 1995,
   --------------------
was the sale of 575,000 warrants to the public. All warrants were exercisable at $5.00 per share for a period of two years commencing one year after the effective date of the registration statement. All unexercised warrants expired on June 15, 1998.

   Upon consummation of the public offering, the Company issued the underwriter 120,000 warrants to purchase common stock of the Company at an exercise price of $6.75 or 135% of the public offering price per share. Such warrants may be exercised at any time during the period of five years commencing June 15, 1995. In addition, the Company issued the underwriters 50,000 warrants at an exercise price of $6.918 per warrant or 135 % of the public offering price. Each warrant is exercisable into one share of common stock at a price of $6.75 per share for a three- year period commencing on June 15, 1995, such warrants expired on June 15, 1998.

   At December 31, 1998, the Company had outstanding an aggregate of 55,000
options primarily to consultants and advisors to the Company.   The options were
issued at a market price of $7.00 per share.

   In connection with the Company's credit agreement, the Company issued common stock warrants for the purchase of 80,000 shares of the Company's common stock. During 1998, the exercise price of the warrants was reduced to $4.50 per share. The warrants are exercisable until November 21, 2004.

   Private Offerings.  In the first quarter of 1997, the Company completed a
   -----------------
private placement with Telcom Holding, LLC, a Massachusetts limited liability company ("Telcom") formed by The O'Brien Group, Inc., a Massachusetts corporation. Telcom purchased (i) 650,000 shares of Common Stock and (ii) Common Stock Purchase Warrants exercisable at $6.50 per share of the Company to purchase up to 325,000 shares of Common Stock, at a price of $4.40 per unit.
The Company issued additional Common Stock Purchase Warrants to certain managing members of Telcom for the purchase of 162,500 shares of Common Stock at a purchase price per share of $6.50.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   On August 18, 1998, the Company received a notice (the "Initial Notice") from Nasdaq that it did not meet the applicable listing requirements as of June 30, 1998 because it did not have $4,000,000 in net tangible assets and therefore its Common Stock was subject to delisting. The Company sought immediate action to rectify this situation through the private placement of 826,668 shares of the Company's Common Stock to accredited investors. The offering was completed on November 10, 1998 and raised $1.2 million.

   Preferred Stock. As of December 31, 1998, the Company had 5,000,000 shares of
   ---------------
authorized Preferred Stock. In November 1996, the Company changed the par value of the preferred stock from $0.01 to $0.0001 per share. The Preferred Stock may be issued in one or more series with such rights and preferences as may be determined by the Board of Directors. No shares of preferred stock have been issued.

   Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase
   ----------------------------
Plan (the "Purchase Plan") under which a maximum of 500,000 shares of Common Stock, (pursuant to the Amendment of the Purchase Plan approved by the Board of Directors of June 3, 1998), may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 1% nor more than 10% of the employees compensation, as defined not to exceed 2,000 shares per purchase period) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share which is equal to 85% of the fair market value of the Common Stock, as defined. During 1998, 159,204 shares were purchased under the Purchase Plan.

   Stock Option Plan.  In July 1994, the Company began granting stock options to
   -----------------
key employees, consultants and certain non-employee directors. The options are intended to provide incentive for such persons' service and future services to the Company thereby promoting the interest of the Company and its stockholders.

   The Company currently maintains five stock option plans which generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change in control, as defined, of the Company. The Company has authorized an aggregate of 1,922,000 shares of common stock to be available under the option plans. On October 20, 1998, the Company's Board of Directors authorized the repricing of certain options previously issued to employees.

   Activity in the plans on a consolidated basis is summarized as follows:

                                      Number of             Wtd. Avg.            Exercise
                                       Shares            Price per Share          Price
                                      ---------          ---------------         --------
       Options Outstanding,
        June 30, 1995........          383,347           $ .250 - 8.970           $1.88
         Granted.............          682,503             .290 - 7.750            4.94
         Exercised...........          (34,300)            .250 -  .375            0.34
         Canceled............          (25,445)            .250 - 8.970            5.70
                                     ---------           --------------           -----
       Options Outstanding,
        June 30, 1996........        1,006,105             .250 - 7.750            3.96
         Granted.............           46,000            6.250 - 7.000            6.78
         Exercised...........           (2,500)            .250 - 5.000            2.15
         Canceled............           (8,000)            .250 - 6.375            4.13
                                     ---------           --------------           -----
       Options Outstanding,
        December 31, 1996....        1,041,605             .250 - 7.250            4.09
         Granted.............          617,500            3.000 - 5.812            3.21
         Exercised...........         (113,535)            .250 - 6.250            0.50
         Canceled............         (154,500)           5.812 - 7.625            6.80
                                     ---------           --------------           -----
       Options Outstanding,
        December 31, 1997....        1,391,070             .250 - 7.625            3.69
         Granted.............          669,960            2.250 - 4.940            2.91
         Exercised...........         (146,584)            .250 - 5.000            0.35
         Canceled............         (481,130)           3.000 - 7.630            4.83
                                     ---------           --------------           -----
       Options Outstanding,
        December 31, 1998....        1,433,316           $ .250 - 7.630           $3.21
                                     =========           ==============           =====

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At December 31, 1998, 826,470 options were exercisable at a weighted average exercise price of $3.62 per share. The options outstanding at December 31, 1998 have a weighted average remaining contractual life of 8.34 years.

   The range of exercise prices for options outstanding and options exercisable at December 31, 1998 are as follows:

                                Options Outstanding                           Options Exercisable
-----------------------------------------------------------------------------------------------------
                                            Weighted
                                             Average
                                            Remaining
                                           Contractual
     Range of Exercise          Options       Life         Average         Options        Average
           Price              Outstanding    (Years)    Exercise Price   Exercisable   Exercise Price
     -----------------        -----------   ---------   --------------   -----------   --------------
     $0.2500 - $2.2500          262,186       6.62         $1.2318         137,186          $0.30
     $2.3750 - $2.3750          200,000      10.00         $2.3750          50,000          $2.38
     $2.5000 - $2.5000          226,260       9.96         $2.5000         186,210          $2.50
     $2.6880 - $2.8750           33,000       9.80         $2.7333              --          $0.00
     $3.0000 - $3.0000          354,470       8.57         $3.0000         123,174          $3.00
     $3.0620 - $6.2500          111,400       7.80         $4.2817          83,900          $4.68
     $6.3750 - $6.3750          140,000       7.46         $6.3750         140,000          $6.38
     $6.6250 - $6.6250          100,000       6.54         $6.6250         100,000          $6.63
     $7.5000 - $7.5000            4,000       6.87         $7.5000           4,000          $7.50
     $7.6250 - $7.6250            2,000       6.86         $7.6250           2,000          $7.63
     -----------------        ---------      -----         -------         -------          -------
     $0.2500 - $7.6250        1,433,316       8.34         $3.2055         826,470          $3.62

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

                                                                              Six Months Ended    Year Ended
                                               Years Ended December 31,         December 31,        June 30,
                                               --------------------------     ----------------    -----------
                                                   1998           1997               1996             1996
                                               ----------     -----------     ----------------    -----------
       Net income (loss):     As reported      $(2,814,397)   $   138,627       $(3,017,218)       $ 424,056
                              Pro forma         (3,164,942)       (8,531)        (3,093,281)        (608,563)
       Earnings (loss)
         per share:           As reported      $     (0.41)   $      0.02       $     (0.56)       $    0.07
       (Basic and Diluted)    Pro forma              (0.46)         (0.00)            (0.57)           (0.11)

   The weighted average fair value at the date of grant for options granted during the years ended December 31, 1998, 1997 and 1996, was $2.91, $4.83 and $2.16, respectively. The fair value of options at the grant date was estimated using the Black-Scholes option pricing model with following weighted average assumptions: expected life - 2.2 years; volatility - 26.36%; dividend yield - 0%; interest rate - 5.25%.

NOTE 12 - EARNINGS (LOSS) PER SHARE
-----------------------------------

  In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Prior years earnings per share have been restated to reflect the adoption of SFAS No. 128.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the diluted weighted average number of common and potentially dilutive shares outstanding during the period. The weighted average number of potentially dilutive shares has been determined in accordance with the treasury stock method.

  The reconciliation of basic and diluted shares outstanding is as follows:

                                                                                      Six Months      Year
                                                                                        Ended         Ended
                                                    Years Ended December 31,         December 31,   June 30,
                                               -----------------------------------   ------------   ---------
                                                 1998        1997         1996           1996         1996
                                               ---------   ---------   -----------   ------------   ---------
                                                                       (Unaudited)
Weighted average shares outstanding            6,888,104   6,371,651    5,262,238       5,400,785   5,040,731
Dilutive effect of options and warrants               --     421,870           --              --     635,573
                                               ---------   ---------    ---------       ---------   ---------
Weighted average shares outstanding
  including dilutive effect of securities      6,888,104   6,793,521    5,262,238       5,400,785   5,676,304
                                               =========   =========    =========       =========   =========

   Options and warrants to purchase 2,334,316, 2,222,056, 939,860, 1,094,818 and
690,105 shares of common stock were outstanding during the years ended December 31, 1998, 1997 and 1996, six months ended December 31, 1996 and the year ended June 30, 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 13 -- PENSION PLAN
------------------------

   The Company participates in 401(k) retirement plans for its employees. Employer contributions to the 401(k) plans for the years ended December 31, 1998, 1997 and 1996, and the six months ended December 31, 1996, and for the year ended June 30, 1996 were approximately $114,000, $114,000, $74,000,
$37,000, and $67,000, respectively.

NOTE 14 -- BENEFIT (PROVISION) FOR INCOME TAXES
------------------------------------------------

   Total income tax expense differs from the expected tax expense (computed by multiplying the federal statutory income tax rate of approximately 35 percent for the periods ended December 31, 1998, 1997 and the six months ended December 31, 1996, and the year ended June 30, 1996 to income before income taxes) as a result of the following:

                                                                                                      Six Months
                                                                                                        Ended         Year Ended
                                                                   Years Ended December 31,           December 31,      June 30,
                                                       --------------------------------------------- -------------   -------------
                                                            1998             1997            1996          1996            1996
                                                       ---------------   -------------  ------------  ------------   -------------
Computed "expected" tax (expense) benefit............     $   983,557       $ (50,099)  $ 1,045,573      1,069,957       $(57,484)
State tax expense, net of federal benefit............         164,395          (8,588)      174,760        184,797         (9,608)
S corporation tax differential.......................              --              --       156,820        117,580        424,346
Valuation allowance..................................        (995,778)          2,911    (1,370,163)    (1,370,163)            --
Utilization, net operating losses....................              --          51,264            --             --             --
Other, net...........................................        (156,407)             --       165,444         37,633        (97,438)
                                                          -----------       ---------   -----------    -----------       --------
                                                          $    (4,233)      $  (4,512)  $   172,434    $    39,804       $259,816
                                                          ===========       =========   ===========    ===========       ========

   The company has recorded a valuation allowance against a portion of its deferred tax asset. The valuation allowance relates primarily to certain deferred tax assets for which realization is uncertain.

   The primary components of temporary differences which give rise to deferred taxes are as follows:


                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                   1998              1997
                                                                -----------        ---------
Deferred tax asset:
Reserves and allowances.......                                    $ 472,348           79,309
  Net operating loss carryforward...................                677,551          589,476
  Goodwill..........................................                587,959               --
  Deferred tax valuation allowance..................             (1,361,382)        (365,604)
                                                                -----------        ---------
                                                                $   376,476        $ 303,181
                                                                ===========        =========

   Goodwill represents the benefit attributed to the difference between the company's book and tax basis of the goodwill impairment charge discussed in
Note 4.

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At December 31, 1998, the Company has operating loss (NOL) carryforwards of approximately $1,650,000 and $1,250,000 for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 20 years and is available to offset future taxable income, if any, through 2011, and may be subject to an annual statutory limitation.

NOTE 15 -- SEGMENT INFORMATION
------------------------------

   In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

   The Company manages its business units utilizing net margin before allocation of corporate overhead.

   The Company's operations are classified into three principal reportable industry segments: (a) video product sales and service which involves the marketing and installation of video communications systems providing continuing services related to installed systems, (b) telesales which involves telemarketing telecommunications services on behalf of certain RBOCs and exchange carriers for an agency commission, and (c) outside network sales which involves face to face marketing of more expensive and technologically advanced telecommunications services for an agency commission and marketing telecommunications equipment and installation to a larger customer than that of the telesales segment. Substantially all of the Company's revenues and all identifiable assets are generated in the United States.


                                               Video Product                    Outside
December 31, 1998                             Sales & Service    Telesales      Network       Combined
                                              ---------------   -----------   -----------   -------------
Total Revenue..............................       $37,232,150    $9,530,444   $11,209,544   $ 57,972,138
                                                                                            ============
Operating profit...........................         4,948,940     3,390,035     1,323,034      9,662,009
General corporate expenses.................                                                  (11,944,580)
Interest expense...........................                                                     (527,593)
                                                                                            ------------
Income (loss) from continuing operations
  before income taxes......................                                                 $ (2,810,164)
                                                                                            ============
Identifiable assets at December 31, 1998...        15,414,841     2,114,790     2,107,401     19,637,032
Corporate assets...........................                                                    6,608,486
                                                                                            ------------
Total assets at December 31, 1998..........                                                 $ 26,245,518
                                                                                            ============

December 31, 1997
Total Revenue..............................       $31,012,848    $8,571,789    10,358,517   $ 49,943,154
                                                                                            ============
Operating profit...........................         3,707,275     2,918,385     1,463,377      8,089,037
General corporate expenses.................                                                   (7,578,895)
Interest expense...........................                                                     (367,003)
                                                                                            ------------
Income (loss) from continuing operations
  before income taxes......................                                                 $    143,139
                                                                                            ============
Identifiable assets at December 31, 1997...        11,631,218     2,326,108     2,926,630     16,883,956
Corporate assets...........................                                                    8,928,212
                                                                                            ------------
Total Assets at December 31, 1997..........                                                 $ 25,812,168
                                                                                            ============

December 31, 1996 (Six months ended)
Total Revenue..............................       $10,606,591    $3,922,591     5,349,300   $ 19,878,482
                                                                                            ============
Operating profit...........................         1,648,411     1,573,000       200,377      3,421,788
General corporate expenses.................                                                   (6,325,928)
Interest expense...........................                                                     (152,882)
                                                                                            ------------
Income (loss) from continuing operations
  before income taxes......................                                                 $ (3,057,022)
                                                                                            ============
Identifiable assets at December 31, 1996...         8,384,886     2,161,607     3,334,032     13,880,525
Corporate assets...........................                                                    4,640,083
                                                                                            ------------
Total assets at December 31, 1996..........                                                 $ 18,520,608
                                                                                            ============

                                VIEW TECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Video Product                         Outside
June 30, 1996 (Year ended)                       Sales & Service      Telesales         Network         Combined
                                                 ----------------   -------------    -------------    -------------
Total Revenue...................................   $ 13,346,103      $ 5,451,733     $ 12,195,900     $  30,993,736
                                                                                                      =============
Operating profit................................      2,596,555        1,633,952        1,823,200         6,053,707
General corporate expenses......................                                                         (5,465,984)
Interest expense................................                                                           (423,483)
                                                                                                      -------------
Income (loss) from continuing operations
  before income taxes...........................                                                      $     164,240
                                                                                                      =============
Identifiable assets at June 30, 1996............      6,016,333        1,462,067        2,521,315         9,999,715
Corporate assets................................                                                          4,841,374
                                                                                                      -------------
Total assets at June 30, 1996...................                                                      $  14,841,089
                                                                                                      =============

NOTE 16 -- SUPPLEMENTAL DISCLOSURES-CASH FLOW INFORMATION
---------------------------------------------------------

                                                                                                           Six
                                                                        Years Ended                    Months Ended    Year Ended
                                                                        December 31,                   December 31,       June 30,
                                                        -------------------------------------------    -----------    ------------
                                                            1998            1997           1996            1996           1996
                                                        -----------      ----------     -----------    -----------    ------------
                                                                                        (unaudited)
Schedule of non-cash transactions:
Non-cash investing and financing transactions-
Cost of fixed assets purchased.......................   $ 1,350,913      $1,493,564     $   811,464    $   508,421    $ 1,260,935
Less lease financing.................................      (117,742)       (343,463)        (15,737)       (15,737)      (395,439)
Less transfers from inventory........................      (237,364)             --              --             --             --
                                                        -----------      ----------     -----------    -----------    -----------

Cash paid for fixed assets...........................   $   995,807      $1,150,101     $   795,727    $   492,684    $   865,496
                                                        ===========      ==========     ===========    ===========    ===========

Cost of acquisitions.................................   $        --      $2,721,177       1,575,163    $ 1,575,163    $        --
Less common stock and notes issued...................            --        (650,000)     (1,420,000)    (1,420,000)            --
                                                        -----------      ----------     -----------    -----------    -----------

Cash paid for acquisitions...........................   $        --      $2,071,177     $   155,163    $   155,163    $        --
                                                        ===========      ==========     ===========    ===========    ===========

   During the year ended June 30, 1996, the Company converted approximately $700,000 of accounts payable to a vendor into a term note.

NOTE 17 -- RELATED PARTY TRANSACTIONS
--------------------------------------

   In October, 1997, the Company purchased five (5) videoconferencing systems from the former CEO and Director of the Company, for a purchase price of $162,500. The price the Company paid for these units was less than the wholesale price that the Company would otherwise pay for the same units. The units were subsequently sold by the Company at a profit.

                                VIEW TECH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------


                                                                 Additions            Deductions
                                          Balance at            Charged to             Accounts               Balance
                                           Beginning          Revenues and              Charged                at End
                                           of Period             Expenses                 Off                of Period
                                      -------------------   -------------------   -------------------   --------------------
Allowance for doubtful accounts:
Year ended --
June 30, 1996......................         $728,000            $2,300,440            $2,808,258               $220,182

Six months ended --
December 31, 1996..................          220,182             2,277,423             2,017,831                479,774

Years ended --
December 31, 1997..................          479,774             3,542,801             3,363,919                658,656
December 31, 1998..................          658,656             4,854,435             4,643,787                869,304


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1999.

Item 11.  Executive Compensation

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1999.

Item 13.  Certain Relationships and Related Transactions

   The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this Report:

     (1) Financial Statements included in Item 8:
         Reports of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31,
          1998, 1997 and 1996, six months ended December 31, 1996 and the year ended June 30, 1996
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and the six months ended December 31, 1996 and the year ended June 30, 1996
         Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997 and 1996, six months ended December 31, 1996 and the year ended June 30, 1996
         Notes to Consolidated Financial Statements
         No other schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

     (2) Exhibits

         The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

(b)  Reports on Form 8-K.

- Current report on Form 8-K, dated December 22, 1998, presenting the Consolidated Balance Sheets as of December 15, 1998 (Unaudited) and December 31, 1997, in connection with the Company's compliance with the Nasdaq's net tangible asset requirement.
- Current report on Form 8-KA, dated December 23, 1998, amending the Form 8-K filed on December 22, 1998.
- Current report on Form 8-K, dated January 25, 1999, presenting the Consolidated Balance Sheets as of December 31, 1998 and 1997 and the Consolidated Statements of Operations for the quarters ended December 31, 1998 and 1997 (Unaudited), in connection with the Company's compliance with Nasdaq's net tangible asset requirement and the Nasdaq exception.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         View Tech, Inc.
                                         ------------------------------
                                         (Registrant)


Date:  March 30, 1999                    By:    /s/ Ali Inanilan
       --------------                       ---------------------------
                                         Ali Inanilan, Chief Financial and
                                         Administrative  Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                   Title                           Date
           ---------                                   -----                           ----
      /s/ Paul C. O'Brien                              Chairman                    March 30, 1999
---------------------------------------
Paul C. O'Brien

      /s/ William J. Shea                 Chief Executive Officer, Director        March 30, 1999
---------------------------------------     (Principal Executive Officer)
William J. Shea

       /s/ Franklin A. Reece, III              President and Director              March 30, 1999
---------------------------------------
Franklin A. Reece, III

        /s/ Ali Inanilan                              CFO, CAO
---------------------------------------       (Principal Financial and             March 30, 1999
Ali Inanilan                                     Accounting Officer)

       /s/ Calvin M. Carrera                          Director                     March 30, 1999
---------------------------------------
Calvin M. Carrera

        /s/ Robert F. Leduc                           Director                     March 30, 1999
---------------------------------------
Robert F. Leduc

         /s/ David F. Millet                          Director                     March 30, 1999
---------------------------------------
David F. Millet

                                 EXHIBIT INDEX

     Exhibit
     Number           Description
     -------          -----------
       2.1            Asset Purchase Agreement, dated as of November 13, 1997, as amended by Amendment
                      No. 1 to the Asset Purchase Agreement, dated as of November 21, 1997, by and among
                      Vermont Network Services Corporation, Vermont Telecommunications Network Services,
                      Inc. and Zoltan B. Keve. (1)
       2.2            Amendment No. 1 to Asset Purchase Agreement, dated as of November 21, 1997, by and among Vermont Network Services Corporation, Vermont Telecommunications Network
                      Services, Inc. and Zoltan B. Keve. (1)
       3.1            Certificate of Incorporation of the Company, as amended by Agreement and Plan of
                      Merger, dated November 27, 1996. (2)
       3.2            Bylaws of the Company. (2)
       4.1            Warrant Agreement dated as of June 28, 1995 between the Company and U.S. Stock
                      Transfer Corporation. (3)
       4.2            Form of Warrant between the Company and Telcom Holding, LLC. (2)
      10.1            Dealer Agreement between the Company and PictureTel Corporation dated as of March
                      30, 1995. (4)
      10.2            Employment Agreement between the Company and Franklin A. Reece, III dated as of
                      November 29, 1996. (2)
      10.3            Severance and Consulting Agreement by and between, View Tech, Inc. and John W.
                      Hammon, dated April 22, 1997. (5)
      10.4            Tenth Amendment to Revolving Credit, Term Loan and Security Agreement between
                      USTeleCenters, Inc. and The First National Bank of Boston, dated March 31, 1997.(5)
      10.5            Employment Agreement between the Company and William M. McKay, dated as of December
                      9, 1996. (6)
      10.6            1995 Stock Option Plan, as amended. (7)
      10.7            Amendment to the Dealer Agreement between the Company and PictureTel Corporation, dated as of August 1, 1995. (3)
      10.8            1997 Stock Incentive Plan. (8)
      10.9            Promissory Note, dated November 21, 1997, of Vermont Network Services Corporation,
                      payable to Vermont Telecommunications Network Services, Inc. in the amount of
                      $250,000. (1)
     10.10            Contingent Note, dated November 21, 1997, of Vermont Network Services Corporation,
                      payable to Vermont Telecommunications Network Services, Inc. in the amount of
                      $250,000. (1)
     10.11            Subordination Agreement, dated as of July 26, 1996, by and among the Company, the
                      First National Bank of Boston, BancBoston Leasing, Inc., and USTeleCenters, Inc. (9)
     10.12            Sublease Agreement dated as of October 11, 1996, by and between Atlantic Steel
                      Industries, Inc. and the Company, (together with prime Lease Agreement dated as of
                      November 1, 1993 between Atlantic Steel Industries, Inc. and the State of
                      California Public Employees' Retirement System). (2)
     10.13            Common Stock and Common Stock Purchase Warrants Agreement, dated as of December 31,
                      1996, by and between the Company and Telcom Holding, LLC, a Massachusetts limited liability company. (2)
     10.14            Letter Agreement, dated as of December 31, 1996, from the Company to Paul C.
                      O'Brien and Mark P. Kiley. (2)


 Exhibit
 Number               Description
 -------              -----------
  10.15               Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of
                      60,000 shares of Common Stock of View Tech, Inc., a Delaware corporation, by
                      Imperial Bank, a California banking corporation, on or before November 21, 2004 at a purchase price of $7.08 per share. (10)
  10.16               Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of
                      20,000 shares of Common Stock of View Tech, Inc., a Delaware corporation, by
                      BankBoston, N.A.,  a national banking association, a participating lender, on or before November 21, 2004 at a purchase price of $7.08 per share. (10)
  10.17               Revolving Note with City National Bank, dated February 20, 1996. (11)
  10.18               Loan Agreements with Power-Data Services, Inc., dated February 15, 1996 and March
                      22, 1996. (11)
  10.19               Credit Agreement, dated as of November 21, 1997, among, USTeleCenters, Inc., a
                      Delaware corporation, View Tech, Inc. a Delaware corporation, and Imperial Bank, a bank organized under the laws of the State of California. (10)
  10.20               Security Agreement, dated as of November 21, 1997, among USTeleCenters, Inc., a
                      Delaware corporation, View Tech, Inc., a Delaware corporation, and Imperial Bank, a bank organized under the State of California. (10)
  10.21               Amendment No. 2 dated as of May 1, 1998, to the Credit Agreement, dated  as of
                      November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and
                      Imperial Bank and BankBoston, N.A. (the banks). (17)
  10.22               Amendment No. 3 dated as of August 14, 1998, to the Credit Agreement, dated as of
                      November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and
                      Imperial Bank and BankBoston, N.A. (the banks).  (17)
  10.23               Amendment No. 4 dated as of October 27, 1998, to the Credit Agreement, dated as of
                      November 21, 1997, among USTeleCenters, Inc., a Delaware corporation, (the borrower), View Tech, Inc., a Delaware corporation (the parent company), and
                      Imperial Bank and BankBoston, N.A. (the banks). (17)
  10.24               Amendment No. 1, Exhibit A, dated as of October 14, 1998, to the Common Stock
                      Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by Imperial Bank. (17)
  10.25               Amendment No. 1, Exhibit B, dated as of October 14, 1998, to the Common Stock
                      Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by BankBoston, N.A. (17)
  10.26               Memorandum of Understanding by and between the Company and former Chief Executive
                      Officer, Robert G. Hatfield, effective April 17, 1998. (15)
  10.27               Severance and Consulting Agreement by and between, View Tech, Inc. and Robert G.
                      Hatfield, dated April 17, 1998. (16)
  10.28               Separation Agreement, effective August 31, 1998, by and between View Tech, Inc. and
                      David A. Kaplan, the former Chief Financial Officer. (17)
  10.29               General Release between, David A. Kaplan, former Chief Financial Officer and View
                      Tech, Inc. (17)
 *10.30               Settlement Agreement, Consulting Agreement & General Release, effective February
                      28, 1999, by and between View Tech, Inc. and Calvin M. Carrera, former Vice
                      President and General Manager. (12)
  21.1                Subsidiaries of the Company. (12)
  23.1                Consent of Arthur Andersen LLP. (12)
  23.2                Consent of Carpenter, Kuhen and Sprayberry. (12)
  27                  Financial Data Schedule. (12)
  99.1                View Tech, Inc. Special Non-Officer Stock Option Plan. (13)
  99.2                Form of Special Non-Officer Stock Option Agreement. (13)
  99.3                Form of Addendum to Stock Option Agreement; Involuntary Termination Following
                      Corporate Transaction. (13)
  99.4                Form of Stock Option Agreement. (14)


  Exhibit
  Number          Description
  -------         ------------
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

__________________
(1) Filed as an exhibit to the Company's Report on Form 8-K dated December 5, 1997, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No.333-19597) and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (registration No.33-91232), and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Transitional Report on Form 10-K for the six month period ended December 31, 1997, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-13459) and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Report on Form 8-K dated February 5, 1998, and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996, and incorporated herein by reference.
(12)  Filed herewith.
(13) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on November 4, 1997, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on June 30, 1997, and incorporated herein by reference.
(15) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1998, and incorporated herein by reference.
(16) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.
(17) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.