Form 10-Q
period 1999-03-31
VIEW TECH INC
filed 1999-05-17
CIK 746210

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                          77-0312442
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

         3760 Calle Tecate, Suite A
               Camarillo, CA                          93012
  (Address of principal executive offices)         (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of Shares Outstanding
               Class                      as of May 12 1999
               -----                      -----------------
   Common Stock, $.0001 par value             7,827,161

================================================================================

                                VIEW TECH, INC.
                               TABLE OF CONTENTS
                               -----------------

                                                                  Page Reference
                                                                  --------------
PART I   FINANCIAL INFORMATION

         Balance Sheets
         March 31, 1999 (unaudited) and December 31, 1998               1

         Statements of Operations
         Three Months Ended March 31, 1999 and 1998 (unaudited)         2

         Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998 (unaudited)         3

         Notes to Financial Statements (unaudited)                      4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II  OTHER INFORMATION

         Exhibits and Reports on Form 8-K                               14

         SIGNATURES                                                     15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                VIEW TECH, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                         March 31,    December 31,
                                                           1999           1998
                                                        -----------   ------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash                                                  $   326,320    $   302,279
  Accounts receivable (net of reserves of $246,614
   and $219,659, respectively)                           11,848,682     10,594,863
  Inventory                                               4,887,256      4,223,390
  Other current assets                                      704,171        509,797
  Net assets of discontinued operations                   4,213,772      4,455,351
                                                        -----------    -----------

   Total Current Assets                                  21,980,201     20,085,680

PROPERTY AND EQUIPMENT, net                               2,275,342      1,948,662
OTHER ASSETS                                                695,366        588,227
                                                        -----------    -----------

                                                        $24,950,909    $22,622,569
                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $ 6,658,056    $ 6,644,930
  Current portion of long-term debt                         130,794        130,794
  Accrued payroll and related costs                         688,496        956,982
  Deferred revenue                                        2,736,053      1,940,579
  Accrued restructuring costs                               586,562      1,026,496
  Other current liabilities                                 402,599        454,974
                                                        -----------    -----------

   Total Current Liabilities                             11,202,560     11,154,755
                                                        -----------    -----------

LONG-TERM DEBT                                            6,791,775      4,397,299
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
    5,000,000 shares, none issued or outstanding                 --             --
  Common stock, par value $.0001, authorized
    20,000,000 shares, issued and outstanding
    7,827,160 and 7,722,277 shares, respectively                782            772
  Additional paid-in capital                             15,402,176     15,261,591
  Accumulated deficit                                    (8,446,384)    (8,191,848)
                                                        -----------    -----------
                                                          6,956,574      7,070,515
                                                        -----------    -----------
     Total Stockholder's Equity                         $24,950,909    $22,622,569
                                                        ===========    ===========

                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended March 31,
                                                          -------------------------------------
                                                             1999                       1998
                                                          -----------               -----------
Revenues:
  Equipment                                               $6,103,558                $5,330,120
  Service                                                  2,815,652                 2,209,947
                                                          ----------                ----------
                                                           8,919,210                 7,540,067
                                                          ----------                ----------

Cost and Expenses:
  Costs of goods sold
     Equipment                                             4,312,986                 3,769,941
     Service                                               1,343,898                   976,430
                                                          ----------                ----------
                                                           5,656,884                 4,746,371
                                                          ----------                ----------
Gross margin                                               3,262,326                 2,793,696
                                                          ----------                ----------
  Sales and Marketing                                      2,132,000                 1,691,374
  General and Administrative                               1,164,000                 1,463,726
                                                          ----------                ----------

Operating Loss                                               (33,674)                 (361,404)
                                                          ----------                ----------

Interest Expense                                             (37,004)                  (63,000)

Provision for Income Taxes                                        --                    (3,900)
                                                          ----------                ----------

Income (Loss) from Continuing Operations                     (70,678)                 (428,304)

Discontinued Operations:
     Income (Loss) from Discontinued Operations             (183,858)                  464,495
                                                          ----------                ----------

Net Income (Loss)                                         $ (254,536)               $   36,191
                                                          ==========                ==========

Income (Loss) from Continuing Operations Per Share
     Basic                                                $    (0.01)               $    (0.06)
     Diluted                                              $    (0.01)               $    (0.06)
                                                          ==========                ==========

Income (Loss) from Discontinued Operations Per Share
     Basic                                                $    (0.02)               $     0.07
     Diluted                                              $    (0.02)               $     0.07
                                                          ==========                ==========

Net Income (Loss) Per Share
     Basic                                                $    (0.03)               $     0.01
                                                          ==========                ==========
     Diluted                                              $    (0.03)               $     0.01
                                                          ==========                ==========

Weighted Average Shares Outstanding
     Basic                                                 7,764,371                 6,645,782
                                                          ==========                ==========
     Diluted                                               7,764,371                 7,099,180
                                                          ==========                ==========




                See accompanying notes to financial statements.

PAGE>

                                VIEW TECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended March 31,
                                                             -------------------------------------------
                                                                  1999                           1998
                                                             ------------                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $  (254,536)                    $   36,191
 Adjustments to reconcile net income (loss) to net cash
  from operating activities:
    Depreciation and amortization                                148,473                        162,574

  Changes in assets and liabilities:
     Accounts receivable                                      (1,253,819)                     1,608,711
     Inventory                                                  (663,866)                      (317,285)
     Other assets                                               (301,513)                      (206,512)
     Accounts payable                                             13,126                       (995,351)
     Accrued restructuring costs                                (439,934)                            --
     Accrued payroll and related costs                          (268,486)                      (306,045)
     Deferred revenue                                            795,474                        470,391
     Other accrued liabilities                                   (52,375)                      (133,524)
                                                             -----------                     ----------

     Net cash provided (used) by operating activities         (2,277,456)                       319,150
                                                             -----------                     ----------

NET CASH PROVIDED (USED) BY
 DISCONTINUED OPERATIONS                                         241,579                       (107,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                             (475,152)                      (221,971)
                                                             -----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                          2,415,016                             --
 Repayments of capital lease and other debt obligations          (20,534)                       (22,412)
 Issuance of common stock, net                                   140,588                        227,606
                                                             -----------                     ----------

     Net cash provided by financing activities                 2,535,070                        205,194
                                                             -----------                     ----------

NET INCREASE IN CASH                                              24,041                        194,503

CASH, beginning of period                                        302,279                      1,028,424
                                                             -----------                     ----------

CASH, end of period                                          $   326,320                     $1,222,927
                                                             ===========                     ==========

SUPPLEMENTAL DISCLOSURES:
 Operating activities reflect:
     Interest paid                                           $    92,549                     $  149,557
                                                             ===========                     ==========
     Taxes paid                                              $    21,700                     $   90,295
                                                             ===========                     ==========
     Equipment acquired under capital leases                 $        --                     $  120,194
                                                             ===========                     ==========

                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1 - GENERAL
----------------

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

     On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI, subject to the completion of due diligence and funding, and accordingly these operations are classified as discontinued in the accompanying financial statements.

     The information for the three months ended March 31, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. The financial statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - DISCONTINUED OPERATIONS
---------------------------------

     The Company has entered into a letter of intent to dispose of the assets of UST and NSI. The anticipated closing date is during the third quarter of 1999. The Balance Sheets, Statements of Operations and Statements of Cash Flows have been restated to show the net effect of the discontinuance of the network business. The assets of UST and NSI consist primarily of accounts receivable, property, plant and equipment and goodwill. The Company does not anticipate a loss on the disposal. Operating results of UST and NSI are shown separately in the accompanying statements of operations. Net sales of UST and NSI were $3.1 million and $5.9 million for the quarters ended March 31, 1999 and 1998. These amounts are not included in net sales in the accompanying statements of operations. Assets and liabilities to be disposed of consist of the following:

                                  March 31,     December 31,
                                     1999           1998
                                 ------------   -------------
     Accounts receivable         $ 2,511,000     $ 3,497,000
     Other current assets            778,000         571,000
     Property and equipment        1,475,000       1,600,000
     Goodwill                      2,255,000       2,300,000
     Other Assets                     99,772         100,351
     Current liabilities          (2,786,000)     (3,380,000)
     Long term liabilities          (119,000)       (233,000)
                                 -----------     -----------
       Total                     $ 4,213,772     $ 4,455,351
                                 ===========     ===========

                                VIEW TECH, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

Results of operations of UST and NSI are as follows:

                                     Three Months Ended
                                          March 31,
                                  ------------------------
                                     1999          1998
                                  -----------   ----------
     Sales                        $3,056,675    $5,904,341
     Costs and Expenses            3,184,988     5,352,103
                                  ----------    ----------

     Operating Income (Loss)        (128,313)      552,238
     Interest Expense                 55,545        87,743
                                  ----------    ----------

     Net Income (Loss)            $ (183,858)   $  464,495
                                  ==========    ==========

NOTE 3 - EARNINGS (LOSS) PER SHARE
----------------------------------

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

      The reconciliation of basic and diluted shares outstanding is as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                               1999           1998
                                                            ----------      ---------
     Weighted average shares outstanding                     7,764,371      6,645,782
     Effect of dilutive options and warrants                        --        453,398
                                                             ---------      ---------
     Weighted average shares outstanding
      including dilutive effect of securities                7,764,371      7,099,180
                                                             =========      =========

     Options and warrants to purchase 1,762,879 and 2,239,742 shares of common stock were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 4 - LINES OF CREDIT
------------------------

     View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million Credit Agreement (the "Agreement") with a bank effective November 21, 1997. The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment of up to $7 million; (ii) a Facility B Commitment of up to $5 million and (iii) a Facility C Commitment of up to $3 million. The Facility B Commitment expired on December 1, 1998. Amounts under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement will vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At March 31, 1999, the funds available under the Agreement were approximately $6,400,000. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending on the Company's Leverage Ratio as defined in the
Agreement.   At March 31, 1999, the interest rate on this Facility was 8.25%.
The Agreement requires the Company to comply with various financial and operating loan covenants. As of March 31, 1999,

                                VIEW TECH, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty.

     All outstanding amounts are under Facility A and are due and payable no later than November 21, 2002. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve (12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At March 31, 1999, amounts utilized under the Facilities were $5,809,640. This amount is classified as long-term debt.

     In connection with the Agreement, the Company issued the lenders Common Stock Purchase Warrants for the purchase of 80,000 shares of the Company's Common Stock. The warrants are exercisable until November 21,
2004. In accordance with an amendment to the Agreement, on October 14, 1998 the Company adjusted the purchase price of the warrants to $4.50 per share. The Company determined the valuation of these warrants using the Black-Scholes option pricing model was not material.

NOTE 5 - RESTRUCTURING AND OTHER COSTS
--------------------------------------

     During 1998, the Company recorded a restructuring and asset impairment charge of $4.2 million. The significant components of the restructuring charge are as follows:

Impairment write-down of goodwill related to previous acquisitions                            $1,465,000
Employee termination costs                                                                     1,793,000
Facility exit costs                                                                              157,000
Write-down of Plant, Property and Equipment                                                       27,000
Travel related expenses                                                                          140,000
Consulting expenses                                                                              322,000
Other costs                                                                                      297,013
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

     The total cash impact of the restructuring amounted to $2,709,621 of which $586,562 is included in the accompanying balance sheet at March 31, 1999. The Company anticipates the balance of the restructuring costs will be paid by February 29, 2000.

     The following table summarizes the activity against the restructuring charge:

Restructuring Charge........................................    $ 4,201,013
 Cash Paid..................................................     (2,120,266)
 Non-Cash Expenses..........................................     (1,494,185)
                                                                -----------
Balance, March 31, 1999                                         $   586,562
                                                                ===========

NOTE 6 - INVESTMENTS
--------------------

     During the first quarter of 1999, the Company made an investment in Concept Five Technologies, Inc., an information technology services company. The investment is carried at cost and is included in Other Assets on the accompanying balance sheet.

                                VIEW TECH, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 - COMMITMENTS
--------------------

     During the quarter ended March 31, 1999 the Company did not enter into any material new operating lease agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this Form 10-
Q. Except for historical information contained herein, the statements in this Form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the Company's ability to raise additional funds that may be necessary to meet its future capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or Bell Atlantic, disruption in supply, failure of PictureTel or Bell Atlantic to remain competitive in product quality, function or price or a determination by PictureTel or Bell Atlantic to reduce reliance on independent providers such as the Company; the failure to complete the sale of USTeleCenters, Inc. and Network Services Inc. to Cortel USA, LLC; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

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

     On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI, subject to the completion of due diligence and funding, and accordingly these operations are classified as discontinued in the accompanying financial statements.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                         1999        1998
                                                       ---------   --------
                                                           (Unaudited)
       Revenues:
        Equipment revenues..........................     68.4%       70.7%
        Service revenues............................     31.6        29.3
                                                        -----       -----
                                                        100.0       100.0
                                                        =====       =====
       Costs and Expenses:
        Costs of goods sold
          Equipment.................................     48.3        50.0
          Services..................................     15.1        13.0
        Sales and marketing expenses................     23.9        22.4
        General and administrative expenses.........     13.1        19.4
                                                        -----       -----
                                                        100.4       104.8
                                                        -----       -----
       Income (Loss) from Operations................     (0.4)       (4.8)
       Interest Expense.............................     (0.4)       (0.8)
                                                        -----       -----
       Income (Loss) Before Income Taxes............     (0.8)       (5.6)
       Provision for Income Taxes...................       --        (0.1)
       Income (Loss) from Discontinued Operations...     (2.1)        6.2
                                                        -----       -----
       Net Income (Loss)............................     (2.9)%        0.5%
                                                        =====       =====

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues

     Total revenues for the three months ended March 31, 1999 increased by $1.4 million or 18% to $8.9 million from $7.5 million in 1998.

  Equipment Revenues

     Equipment revenues increased by $0.8 million or 15% to $6.1 million in 1999 from $5.3 million in 1998. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business throughout calendar year 1998.

  Service Revenues

     Service revenues for 1999 increased by $0.6 million or 27% to $2.8 million from $2.2 million in 1998. The increase in service revenues was due primarily to the growth in equipment revenues, bridging services, and the installed customer base.

Costs and Expenses

     Costs of goods sold for 1999 increased by $0.9 million or 19% to $5.7 million from $4.7 million in 1998. Costs of goods sold as a percentage of revenues remained constant at 63%. The dollar increase in costs of goods sold is primarily related to the increase in product sales and service revenues and to an increase in technical service costs related to the Company's videoconferencing business.

     Sales and marketing expenses for 1999 increased by $0.4 million or 26% to $2.1 million from $1.7 million in 1998. Sales and marketing expenses as a percentage of revenues increased to 24% in 1999 from 22% in 1998. The dollar increase was primarily due to higher sales volume which resulted in higher compensation.

     General and administrative expenses for 1999 decreased by $0.3 million or 20.5% to $1.2 million from $1.5 million in 1998. General and administrative expenses as a percentage of total revenues decreased to 13% in 1999 from 19% in 1998. The decrease in general and administrative expenses was primarily due to the synergies achieved as a result of the Company's restructuring in 1998.

     Operating loss decreased $0.33 million to a loss of $(0.03) million in 1999 from a loss of $(0.36) million in 1998. The increase in income from operations for 1999 is primarily related to the overall increase in sales.

     Interest expense decreased $25,996 from $63,000 in 1998 to $37,004 in 1999. The decrease was primarily due to more stringent cash flow management.

     Income (loss) from discontinued operations decreased by $(0.7) million from income of $0.5 million in 1998 to a loss of $(0.2) million in 1999. The decrease was primarily due to commission rate cuts.

     Net income (loss) decreased $0.28 million to a loss of $(0.25) million in 1999 from income of $0.03 million for 1998. Net income as a percentage of revenues decreased to (2.9%) for 1999 compared to 0.5% for 1998

Liquidity and Capital Resources

     View Tech has financed its recent operations and expansion activities with the proceeds from private placements of equity securities, bank debt, and vendor credit arrangements. On November 10, 1998, the Company completed an offering of $1,200,000 of Common Stock. In November 1997, the Company entered into a $15 million Credit Agreement (the "Agreement") which provides for a maximum credit line of up to $15 million for a term of five (5) years with Imperial Bank. In December 1998, the maximum credit line was reduced to $10 million. Amounts outstanding under the agreement are collateralized by the assets of the Company. Funds available under the agreement will vary periodically depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At March 31, 1999, the interest rate on this Facility was 8.25%. The Agreement requires the Company to comply with various financial and operating loan covenants. As of March 31, 1999, the Company was in compliance with these covenants or had received waivers with respect thereto. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty. At March 31, 1999, $6.4 million was available under the Agreement of which $5.9 million was outstanding.

     Net cash used by operating activities for the three months ended March 31, 1999 was $2.3 million, primarily caused by an increase in accounts receivable of $1.3 million, an increase in inventory of $0.7 million, and a decrease in accrued restructuring of $0.4 million.

     Net cash used by investing activities for the three months ended March 31, 1999 was $0.5 million, relating to the purchase of office furniture and computer equipment.

     Net cash provided by financing activities for the three months ended March 31, 1999 was $2.5 million, primarily relating to net borrowings under the Company's line of credit of $2.4 million and issuance of common stock of $0.1 million.

     The Agreement provides for three separate loan commitments consisting of
(i) a Facility A Commitment up to $7 million; (ii) a Facility B Commitment up to $5 million and (iii) a Facility C Commitment up to $3 million. Amounts drawn under the Facility A Commitment are due and payable no later than November 21, 2002. The Facility B Commitment expired on December 1, 1998. Amounts outstanding under the Facility C Commitment are subject to mandatory repayments in twelve
(12) equal quarterly installments commencing on March 31, 2000. All amounts outstanding under each such Facility are due and payable no later than November 21, 2002. At March 31, 1999, the total outstanding principle balance due under these facilities was $5,809,640.

     The Company believes that its available funds will be sufficient to meet the working capital requirements for its current operations for at least the foreseeable future. The Company plans to finance its long-term funding needs with available borrowings, operating leases, and the cash flows from operations. To the extent that such funds are insufficient to finance the Company's future planned activities, the Company may have to raise funds through the issuance of additional equity or debt securities. There can be no assurance that additional financing will be available on acceptable terms.

RISK FACTORS

Future Financing Requirements

  The Company will require additional working capital to implement its expansion and improve its infrastructure in order to operate its business efficiently. The Company is currently in the process of raising additional funds to meet such needs in either the form of a private placement of its securities and/or other forms of financing, or a combination of both. There can be no assurance, however, that the Company will be able to raise any additional funds that may be necessary to meet its future capital needs or that such additional funds, if available, can be obtained on terms acceptable to the Company. The failure to raise additional capital, on terms acceptable to the Company, when and if needed, could force the Company to alter its business strategy and could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence upon Key Personnel

     The Company depends to a considerable degree on the continued services of certain of its executive officers, including William J. Shea, its chief executive officer and Ali Inanilan, its chief financial and administrative officer, as well as on a number of other key personnel. Any further changes in current management, including but not limited to the loss of Messrs. Shea or Inanilan could have a material adverse affect on the Company. The loss of key management or technical personnel or the failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited History of Profitable Operations; Significant Fluctuations in Operating Results and Non-Recurring Items; Future Results of Operations

     View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported a net loss of $(254,536) for the three months ended March 31, 1999. The Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, commission rate cuts by Bell Atlantic and GTE, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

Dependence on Suppliers, Including PictureTel, Bell Atlantic and GTE

     For the three months ended March 31, 1999, approximately 31% of the Company's revenues were attributable to the sale of equipment manufactured by PictureTel Corporation. The segment being discontinued is dependant upon revenues from the sale of network products and services provided by Bell Atlantic and GTE. Termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel on the one hand, Bell Atlantic and GTE on the other, that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

Competition

     The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL Corporation, Computer Telephone and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the RBOCs, Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than the Company, may enter the video communications market.

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

Failure to Complete the Sale of USTeleCenters, Inc. and Network Services, Inc.

     The Company currently expects to complete the sale of USTeleCenters, Inc.
and Network Services, Inc. ("the subsidiaries") by July 1999.   The sale is
contingent upon the purchaser, Cortel USA, LLC ("Cortel"), receiving sufficient financing for the purchase, and Cortel's successful completion of the due diligence process. Failure to meet these contingencies will result in the Company's inability to complete the sale to Cortel by July 1999, and may result in the failure to complete the sale at all.

     The failure to complete the sale may have a materially adverse impact on the Company for many reasons, including, but not limited to: delaying, hindering or disrupting the Company's plan for expansion; potential loss of employees of the subsidiaries who seek alternative employment; the need to seek alternative methods of disposing of the subsidiaries, which may have a material adverse affect on quarterly or annual earnings, including potential restructuring costs which may be associated with one or more alternatives; and, possible negative impact in the relationship between the Company and Bell Atlantic and/or GTE, which could be reflected in further commission reductions, cancellation of contracts or supplies, or other economic or financial considerations.

     At this time, the Company is confident that the sale to Cortel will be completed.

Year 2000 Update

     The company continues to move forward implementing its Y2K compliance plan and still expects it will be substantially Y2K compliant by the end of the third quarter 1999, including one mission critical system that is being re-written internally. The costs incurred relating to Year 2000 compliance have not resulted in any material adverse impact on the company. The company anticipates that it will expend approximately $263,000 to upgrade, repair, or replace its systems.

     The company also maintains an on-going relationship with our main suppliers or product manufacturers in relation to both their Year 2000 readiness and the compliance of their product/service offerings. Further, Customer Service continues to handle client requests for upgrades, repairs, and/or replacements as they arise. For additional disclosure on the Company's Year 2000 compliance measures, please see "Risk Factors - Year 2000" in the Company's Form 10-K for the year ended December 31, 1998.

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

Control by Executive Officers and Directors

     As of March 31, 1999, the Company's officers and directors beneficially owned approximately 33.8% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company. If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of the Company and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

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


                                        VIEW TECH, INC.



Date:  May 17, 1999                     By:    /s/ Ali Inanilan
                                            -------------------
                                           Ali Inanilan
                                           Chief Financial and
                                           Administrative Officer
                                           (Principal Financial and
                                           Accounting Officer)