Form 10-Q
period 1999-06-30
VIEW TECH INC
filed 1999-08-16
CIK 746210

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
               Class                               as of August 13, 1999
               -----                               ---------------------
    Common Stock, $.0001 par value                       7,827,160

                               TABLE OF CONTENTS
                               -----------------

                                                                                          Page Reference
                                                                                          --------------
PART I       FINANCIAL INFORMATION

             Balance Sheets
             June 30, 1999 (unaudited) and December 31, 1998                                     1

             Statements of Operations
             Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited)                2

             Statements of Cash Flows
             Six Months Ended June 30, 1999 and 1998 (unaudited)                                 3

             Notes to Financial Statements (unaudited)                                           4

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 8

PART II      OTHER INFORMATION                                                                  15

             SIGNATURES                                                                         18

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
                                VIEW TECH, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                             June 30,     December 31,
                                                               1999           1998
                                                           ------------   ------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                     $   307,829     $   302,279
  Accounts receivable (net of reserves of $225,000
     and $219,659, respectively)                            11,535,955      10,594,863
  Inventory                                                  3,847,893       4,223,390
  Other current assets                                       1,023,825         509,797
  Net assets of discontinued operations                      4,257,493       4,455,351
                                                           -----------     -----------

     Total Current Assets                                   20,972,995      20,085,680

PROPERTY AND EQUIPMENT, net                                  2,368,699       1,948,662
OTHER ASSETS                                                   806,555         588,227
                                                           -----------     -----------

                                                           $24,148,249     $22,622,569
                                                           ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 5,964,078     $ 6,644,930
  Current portion of long-term debt                          5,944,407         130,794
  Accrued payroll and related costs                          1,027,691         956,982
  Deferred revenue                                           3,228,150       1,940,579
  Accrued restructuring costs                                  353,966       1,026,496
  Other current liabilities                                    854,147         454,974
                                                           -----------     -----------

     Total Current Liabilities                              17,372,439      11,154,755
                                                           -----------     -----------

LONG-TERM DEBT                                                 113,117       4,397,299
                                                           -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
     5,000,000 shares, none issued or outstanding                   --              --
  Common stock, par value $.0001, authorized
     20,000,000 shares, issued and outstanding
     7,827,160 and 7,722,277 shares, respectively                  782             772
  Additional paid-in capital                                15,402,176      15,261,591
  Accumulated deficit                                       (8,740,265)     (8,191,848)
                                                           -----------     -----------

     Total Stockholders' Equity                              6,662,693       7,070,515
                                                           -----------     -----------
                                                           $24,148,249     $22,622,569
                                                            ===========    ===========

                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three Months Ended             Six Months Ended
                                                                   June 30                       June 30
                                                          --------------------------   ---------------------------
                                                             1999           1998           1999           1998
                                                          -----------   ------------   ------------   ------------
Revenues:
    Equipment                                             $6,672,844    $ 7,484,923    $12,776,402    $12,815,043
    Service                                                2,746,263      2,113,387      5,561,915      4,323,334
                                                          ----------    -----------    -----------    -----------
                                                           9,419,107      9,598,310     18,338,317     17,138,377
                                                          ----------    -----------    -----------    -----------

Cost of Goods Sold:
    Equipment                                              4,572,117      5,400,516      8,885,103      9,170,457
    Service                                                1,457,871      1,025,978      2,801,769      2,002,408
                                                          ----------    -----------    -----------    -----------
                                                           6,029,988      6,426,494     11,686,872     11,172,865
                                                          ----------    -----------    -----------    -----------

Gross Margin                                               3,389,119      3,171,816      6,651,445      5,965,512
                                                          ----------    -----------    -----------    -----------

    Sales and Marketing                                    2,375,000      1,941,379      4,507,000      3,632,753
    General and Administrative                             1,274,000      1,526,139      2,438,000      2,993,765
    Restructuring                                                 --      3,303,998             --      3,303,998
                                                          ----------    -----------    -----------    -----------

Loss from Operations                                        (259,881)    (3,599,700)      (293,555)    (3,965,004)

Net Interest Expense                                         (77,000)       (63,000)      (114,004)      (126,000)
                                                          ----------    -----------    -----------    -----------

Loss from Continuing Operations                             (336,881)    (3,662,700)      (407,559)    (4,091,004)

Discontinued Operations                                       43,000       (398,000)      (140,858)        66,495
                                                          ----------    -----------    -----------    -----------

Net Loss                                                  $ (293,881)   $(4,060,700)   $  (548,417)   $(4,024,509)
                                                          ==========    ===========    ===========    ===========

Loss from Continuing Operations Per Share
          Basic and  diluted                                  $(0.04)   $     (0.54)   $     (0.05)   $     (0.61)
                                                          ==========    ===========    ===========    ===========

Income (Loss) from Discontinued Operations Per Share
          Basic                                           $       --    $     (0.06)   $     (0.02)   $      0.01
                                                          ==========    ===========    ===========    ===========
          Diluted                                         $       --    $     (0.06)   $     (0.02)   $      0.01
                                                          ==========    ===========    ===========    ===========
Net Loss Per Share
          Basic and diluted                                   $(0.04)   $     (0.60)   $     (0.07)   $     (0.60)
                                                          ==========    ===========    ===========    ===========

Weighted Average Shares Outstanding
          Basic                                            7,827,160      6,757,407      7,796,348      6,702,216
                                                          ==========    ===========    ===========    ===========
          Diluted                                          7,875,885      6,757,407      7,796,348      7,057,961
                                                          ==========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                                VIEW TECH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended
                                                                               June 30
                                                                  -------------------------------
                                                                       1999             1998
                                                                  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $  (548,417)   $(4,024,509)
Adjustments to reconcile net loss to net cash from
  operating activities:
   Depreciation and amortization                                          298,237        336,227
   Non-cash charges relating to restructuring                                  --      1,491,392
   Provision for bad debts                                                 60,000        119,000

Changes in assets and liabilities:
   Accounts receivable                                                 (1,001,092)      (608,809)
   Inventory                                                              375,497       (876,257)
   Other assets                                                          (732,356)      (129,475)
   Accounts payable                                                      (680,852)     1,056,672
   Accrued restructuring costs                                           (672,530)     2,167,665
   Accrued payroll and related costs                                       70,709       (274,582)
   Deferred revenue                                                     1,287,571        951,413
   Other accrued liabilities                                              399,172        (53,325)
                                                                      -----------    -----------

   Net cash provided (used) by operating activities                    (1,144,061)       155,412
                                                                      -----------    -----------

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                       197,858        (90,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (718,273)      (366,040)
                                                                      -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                   1,584,479             --
 Repayments of capital lease and other debt obligations                   (55,048)       (46,464)
 Issuance of common stock, net                                            140,595        253,888
                                                                      -----------    -----------

   Net cash provided by financing activities                            1,670,026        207,424
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             5,550        (93,481)

CASH, beginning of period                                                 302,279      1,028,424
                                                                      -----------    -----------

CASH, end of period                                                   $   307,829        934,943
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES:
 Operating activities reflect:
   Interest paid                                                      $   235,127        294,417
                                                                      ===========    ===========
   Taxes paid                                                         $    53,286         96,175
                                                                      ===========    ===========
   Equipment acquired under capital leases                            $        --        120,914
                                                                      ===========    ===========
   Equipment transferred from inventory                               $        --    $   117,742
                                                                      ===========    ===========

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

     The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel(R), Madge Networks, Lucent Technologies, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, Bell South, GTE, Sprint and UUNET Technologies.

     On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI, subject to the completion of due diligence and funding, and accordingly these operations are classified as discontinued in the accompanying financial statements.

     The information for the three months and the six months ended June 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

NOTE 2 - DISCONTINUED OPERATIONS
---------------------------------

     The Company has entered into a letter of intent to dispose of the assets of UST and NSI. The Company anticipates the transaction to close by the end of the third quarter of 1999. The balance sheets, statements of operations, and statements of cash flows have been restated to show the net effect of the discontinuance of the network business. The assets of UST and NSI consist primarily of accounts receivable, property, plant and equipment and goodwill. The Company does not anticipate a loss on the disposal. Operating results of UST and NSI are shown separately in the accompanying statements of operations. Net sales of UST and NSI were $3,530,009 and $5,466,495 for the quarters ended June 30, 1999 and 1998. These amounts are not included in net sales in the accompanying statements of operations. Assets and liabilities to be disposed of consists of the following:

                                                                 June 30,     December 31,
                                                                   1999           1998
                                                               ------------   -------------
     Accounts receivable                                       $ 2,924,811     $ 3,497,000
     Other current assets                                          279,337         571,000
     Property and equipment                                      1,347,167       1,600,000
     Goodwill                                                    2,210,064       2,300,000
     Other Assets                                                   97,271         100,351
     Current liabilities                                        (2,495,573)     (3,380,000)
     Long term liabilities                                        (105,584)       (233,000)
                                                               -----------     -----------
       Total                                                   $ 4,257,493     $ 4,455,351
                                                               ===========     ===========

     Results of operations of UST and NSI are as follows:

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30                      June 30
                                                               ---------------------------    -------------------------
                                                                   1999            1998          1999           1998
                                                               -----------     -----------    ----------    -----------
     Sales                                                     $ 3,530,009     $ 5,466,495    $6,586,684    $11,370,836
     Costs and Expenses                                          3,428,972       5,784,026     6,613,960     11,136,129
                                                               -----------     -----------    ----------    -----------

     Operating Income (Loss)                                       101,037        (317,531)      (27,276)       234,707
     Interest Expense                                               58,037          80,469       113,582        168,212
                                                               -----------     -----------    ----------    -----------

     Net Income (Loss)                                         $    43,000     $  (398,000)   $ (140,858)   $    66,495
                                                               ===========     ===========    ==========    ===========

NOTE 3 - EARNINGS (LOSS) PER SHARE
----------------------------------

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the diluted weighted average number of common and potentially dilutive shares outstanding during the period. The weighted average number of potentially dilutive shares has been determined in accordance with the treasury stock method.

     The reconciliation of basic and diluted shares outstanding is as follows:

                                                     Three Months Ended        Six Months Ended
                                                           June 30                 June 30
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
     Weighted average shares outstanding            7,827,160   6,757,407   7,796,348   6,702,216
     Effect of dilutive options and warrants           48,725          --          --     355,745
                                                    ---------   ---------   ---------   ---------
     Weighted average shares outstanding
       including dilutive effect of securities      7,875,885   6,757,407   7,796,348   7,057,961
                                                    =========   =========   =========   =========

     Options and warrants to purchase 2,336,661, 2,354,388, 2,364,568 and 2,314,163 shares of Common Stock were outstanding during the three-month and six-month periods ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the Common Stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 4 - LINES OF CREDIT
------------------------

     View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million Credit Agreement (the "Agreement") with Imperial Bank and BankBoston effective November 21, 1997. The Agreement provides for three separate loan commitments consisting of (i) a Facility A Commitment of up to $7 million for working capital purposes; (ii) a Facility B Commitment of up to $5 million, which expired on December 1, 1998; and (iii) a Facility C Commitment of up to $3 million for merger/acquisition activities. Amounts under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At June 30, 1999, the funds available under the Agreement were approximately $6,400,000. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending on the Company's Leverage Ratio as defined in the Agreement. At June 30, 1999, the interest rate on this Facility was 8.25%. At June 30, 1999, amounts utilized under the Facility was $5,813,613.

     On August 5, 1999, the Company received a Notice of Event of Default and Notice of Reservations of Rights from the lenders. Under the terms of the notice, the Banks granted limited forbearance to provide the Company with the opportunity to submit a plan for repayment to the bank. The reason for the default Notice was that the Banks no longer wished to continue providing waivers on various financial covenants that have been provided since 1998. The Facility A Commitment has been reduced to a maximum of $6,500,000 and is subject to further reductions. The Facility C Commitment has been terminated. The Banks have advised that they expect the monies owed on the Facility A Commitment to be re-paid by December 1999. The Company has been actively pursuing alternative financing arrangements and believes that it will be able to obtain acceptable alternative financing in the timeframe provided. The outstanding balance on Facility A is classified as a current liability at June 30, 1999.

     In connection with the Agreement, the Company issued the lending Banks Common Stock Purchase Warrants for the purchase of 80,000 shares of the Company's Common Stock. The warrants are exercisable until November 21, 2004. In accordance with an amendment to the Agreement, on October 14, 1998 the Company adjusted the purchase price of the warrants to $4.50 per share. The Company determined the valuation of these warrants using the Black-Scholes option pricing model was not material.

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

   The total expected cash impact of the restructuring amounts to $2,709,621 of which $353,966 is reflected in the accompanying financial statements at June 30, 1999. The Company anticipates the balance of the restructuring costs will be expended by February 29, 2000.

     The following table summarizes the activity against the restructuring charge:

  Restructuring Charge ..............................  $ 4,201,013
     Cash Paid ......................................   (2,352,862)
     Non-Cash Expenses ..............................   (1,494,185)
                                                        ----------
  Balance, June 30, 1999 ............................  $   353,966
                                                        ==========

NOTE 6 - INVESTMENTS
--------------------

   During the quarter ended March 31, 1999, the Company made an investment in Concept Five Technologies, Inc., an information technology services company. The investment is carried at cost and is included in Other Assets on the accompanying balance sheet.

NOTE 7 - RELATED PARTY TRANSACTION
----------------------------------

     In May 1999, the Company made a loan of approximately $82,000 to the Company's chief operating officer secured by a note bearing interest at the Company's base borrowing rate. The purpose of the loan was to assist the officer in his move from Massachusetts to the Company's California headquarters. The balance outstanding on the note at June 30, 1999 was approximately $18,000 which was subsequently repaid in full in July 1999.

NOTE 8 - COMMITMENTS
--------------------

     During the quarter ended June 30, 1999, the Company did not enter into any material new operating lease agreements.

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

     Those factors, risks and uncertainties include, but are not limited to, the Company's ability to raise additional funds that may be necessary to meet its future and continuing operating and capital needs; the Company's limited history of profitable operations and significant fluctuations in operating results which may continue due to cash flow, delays in product enhancements and new product introductions by its suppliers; the termination of or change of the Company's business relationships with PictureTel or Bell Atlantic, disruption in supply, failure of PictureTel or Bell Atlantic to remain competitive in product quality, function or price or a determination by PictureTel or Bell Atlantic to reduce reliance on independent providers such as the Company; the failure to complete the sale of USTeleCenters, Inc. and Network Services Inc. to Cortel USA, LLC; the loss of personnel and/or further management changes in the video business which may materially impact performance and operations; and the introduction of new rules and regulations by the federal government and/or certain states pertaining to the Company's telecommunications business that could lead to additional competition from entities with greater financial and managerial resources. Additional information on these and other risk factors are included under "Risk Factors" and elsewhere in this Form 10-Q.

General

     The Company commenced operations in July 1992 as a California corporation. Since its initial public offering of Common Stock in June 1995, the Company has grown through internal expansion and acquisitions. In November 1996, concurrent with a merger (the "Merger") of USTeleCenters, Inc., a Massachusetts corporation ("USTCenters"), with and into View Tech Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("VTAI"), the Company reincorporated in Delaware. Following the Merger, VTAI changed its name to USTeleCenters, Inc. ("UST"). In November 1997, the Company acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 33 offices nationwide.

     The Company is a leading, single-source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel(R), Madge Networks, Lucent Technologies, VideoServer, Inc., and Northern Telecom and markets network services through agency agreements with Bell Atlantic, Bell South, GTE, Sprint and UUNET Technologies.

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

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                          Three Months Ended        Six Months Ended
                                              June 30                   June 30
                                       ---------------------   --------------------------
                                        1999       1998          1999             1998
                                       ------   -----------   -----------     -----------
                                                         (Unaudited)
  Revenues:
     Equipment                          70.8 %        78.0 %        69.7 %         74.8 %
     Service                            29.2          22.0          30.3           25.2
                                       -----        ------         -----         ------
                                       100.0         100.0         100.0          100.0
                                       -----        ------         -----         ------
  Cost of Goods Sold:
     Equipment                          48.5          56.3          48.4           53.5
     Service                            15.5          10.7          15.3           11.7
                                       -----        ------         -----         ------
                                        64.0          67.0          63.7           65.2
                                       -----        ------         -----         ------

  Gross Margin                          36.0          33.0          36.3           34.8
                                       -----        ------         -----         ------
     Sales and Marketing                25.2          20.2          24.6           21.2
     General and Administrative         13.6          15.9          13.3           17.5
     Restructuring                        --          34.4            --           19.3
                                       -----        ------         -----         ------

  Loss from Operations                  (2.8)        (37.5)         (1.6)         (23.2)
  Net Interest Expense                  (0.8)         (0.7)         (0.6)          (0.7)
                                       -----        ------         -----         ------
  Loss from Continuing Operations       (3.6)        (38.2)         (2.2)         (23.9)
  Discontinued Operations                0.5          (4.1)         (0.8)           0.4
                                       -----        ------         -----         ------
  Net Loss                              (3.1)%       (42.3)%        (3.0)%        (23.5)%
                                       =====        ======         =====         ======

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Total revenues for the three months ended June 30, 1999 decreased by $0.2 million or 2% to $9.4 million from $9.6 million in the comparable period for 1998. Equipment revenues decreased by $0.8 million or 11% to $6.7 million in the three months ended June 30, 1999 from $7.5 million in the comparable period in 1998. The decrease in equipment revenues was primarily related to the Company's efforts to more effectively manage its assets and correspondingly resulted in increased equipment sales backlog. Service revenues for the three months ended June 30, 1999 increased by $0.6 million or 30% to $2.7 million from $2.1 million in the comparable period for 1998. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

     Gross margin for the three months ended June 30, 1999 increased by $0.2 million to $3.4 million from $3.2 million in the comparable period of 1998. Gross margin as a percentage of revenues increased by 3% from 33% in the three months ended June 30, 1998 to 36% in the comparable period for 1999. The margin improvement is due to a favorable equipment product mix and the favorable mix of higher margin service revenue.

     Sales and marketing expenses for the three months ended June 30, 1999 increased by $0.4 million or 22% to $2.4 million from $2.0 million in the comparable period for 1998. Sales and marketing expenses as a percentage of revenues increased to 25% in 1999 from 20% in the comparable period for 1998. The increase was primarily due to the opening of new sales offices and hiring of additional sales and sales engineering personnel.

     General and administrative expenses for the three months ended June 30, 1999 decreased by $0.2 million or 17% to $1.3 million from $1.5 million in the comparable period for 1998. General and administrative expenses as a percentage of total revenues decreased to 14% in the three months ended June 30, 1999 from 16% in the comparable period for 1998. The decrease in general and administrative expenses was primarily due to the synergies achieved as a result of the Company's restructuring in 1998.

     Operating loss decreased $3.3 million to a loss of $(0.3) million in the three months ended June 30, 1999 from a loss of $(3.6) million in the comparable period for 1998. The decrease in loss from operations for the three months ended June 30, 1999 is primarily related to the restructuring charge in the comparable period for 1998.

     Interest expense increased $14,000 from $63,000 in the three months ended June 30, 1998 to $77,000 in the comparable period for 1999. The increase was primarily due to higher borrowings on the line of credit.

     Income from discontinued operations increased by $0.4 million from a loss of $(0.4) million in the three months ended June 30, 1998 to income of $0.04 million in the comparable period for 1999. The increase was primarily due to the restructuring charge in 1998.

     Net loss decreased $3.8 million to a loss of $(0.3) million in the three months ended June 30, 1999 from $(4.1) million for the comparable period for 1998. Net loss as a percentage of revenues decreased to (3.1)% for the three months ended June 30, 1999 compared to (42.3)% for the comparable period for 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Total revenues for the six months ended June 30, 1999 increased by $1.2 million or 7% to $18.3 million from $17.1 million in the comparable period for 1998. Equipment revenues remained constant at $12.8 million in 1999. The relatively flat equipment revenues reflect the Company's efforts to more effectively manage its assets and correspondingly build an equipment backlog. Service revenues for the six months ended June 30, 1999 increased by $1.2 million or 29% to $5.5 million from $4.3 million in the comparable period for 1998. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

     Gross margin for the six months ended June 30, 1999 increased by $0.7 million from $6.0 million in the comparable period for 1998 to $6.7 million in 1999. Gross margin as a percentage of revenues increased by 1.5% due to a favorable equipment product mix and the overall increase in the mix of higher margin service revenues.

     Sales and marketing expenses for the six months ended June 30, 1999 increased by $0.9 million or 24% to $4.5 million from $3.6 million in the comparable period for 1998. Sales and marketing expenses as a percentage of revenues increased to 25% in the six months ended June 30, 1999 from 21% in the comparable period for 1998. The dollar increase was primarily due to costs associated with the opening of new sales offices and the hiring of new sales and sales engineering personnel.

     General and administrative expenses for the six months ended June 30, 1999 decreased by $0.6 million or 19% to $2.4 million from $3.0 million in the comparable period for 1998. General and administrative expenses as a percentage of total revenues decreased to 13.3% in the six months ended June 30, 1999 from 17.5% in the comparable period for 1998. The decrease in general and administrative expenses was primarily due to the synergies achieved as a result of the Company's restructuring in 1998.

     Operating loss decreased $3.7 million to a loss of $(0.3) million in the six months ended June 30, 1999 from a loss of $(4.0) million in the comparable period for 1998. The decrease in loss from operations for the six months ended June 30, 1999 is primarily related the restructuring charge in 1998.

     Interest expense decreased $12,000 from $126,000 in the six months ended June 30, 1998 to $114,000 in the comparable period for 1999. The decrease was primarily due to more stringent cash flow management.

     Income (loss) from discontinued operations decreased by $0.2 million from income of $0.1 million in the six months ended June 30, 1998 to a loss of $(0.1) million in the comparable period for 1999. The decrease was primarily due to commission rate cuts by the Regional Bell Operating Companies (RBOC's).

     Net loss decreased $3.5 million to a loss of $(0.5) million in the six months ended June 30, 1999 from a loss of $(4.0) million for the comparable period for 1998. Net loss as a percentage of revenues decreased to (3.0)% for 1999 compared to (23.5)% for 1998.

Liquidity and Capital Resources

     The Company has financed its recent operations and expansion activities with the proceeds from private placements of equity securities, bank debt, and vendor credit arrangements. On November 10, 1998, the Company completed an offering of $1,200,000 of Common Stock.

     In November 1997, the Company entered into a $15 million Credit Agreement (the "Agreement") which provides for a maximum credit line of up to $15 million for a term of five (5) years with Imperial Bank and BankBoston. The Agreement is summarized in Note 4-Lines of Credit, above. Amounts outstanding under the agreement are collateralized by the assets of the Company. Funds available under the agreement vary periodically depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Rate Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending upon the Company's Leverage Ratio, as defined in the Agreement. At June 30, 1999, the interest rate on this Facility was 8.25%. The Agreement requires the Company to comply with various financial and operating loan covenants. Under certain conditions, the Agreement allows the Company to prepay principal amounts outstanding without penalty. At June 30, 1999, approximately $6.4 million was available under the Agreement of which $5,813,613 million was outstanding.

     On August 5, 1999, the Company received notification of the Banks' intent to terminate the line of credit. Under the terms of the notice, the Company is obligated to complete repayment of the principal balance outstanding by December 1999. See discussion in Note 4-Lines of Credit, noted above.

     Net cash used by operating activities for the three months ended June 30, 1999 was $1.1 million, primarily caused by an increase in accounts receivable of $1.0 million, a decrease in accounts payable of $0.7 million, and a decrease in accrued restructuring of $0.7 million, partially offset by an increase in deferred revenue of $1.3 million.

     Net cash used by investing activities for the three months ended June 30, 1999 was $0.7 million, relating to the purchase of office furniture, computer and bridging equipment.

     Net cash provided by financing activities for the three months ended June 30, 1999 was $1.7 million, primarily relating to net borrowings under the Company's line of credit of $1.6 million and issuance of common stock of $0.1 million.

     The Company believes that its available funds are not sufficient to meet the funding and working capital requirements for its continuing operations unless new funding alternatives are in place when the Line of Credit Agreement is actually terminated. Depending upon any further limitations of borrowing capacity under the current Line of Credit Agreement with the Banks, the Company's current cash flow may deteriorate, affecting both operations and performance (See Note 4-Lines of Credit). Management is actively working to complete new refinancing agreements. The Company plans to meet its funding needs with borrowings, operating and capital leases, factoring of the accounts receivable and more efficient cash flows from operations. To the extent that such funds are insufficient to finance the Company's future planned activities, the Company may have to raise funds through the issuance of additional equity or debt securities. There can be no assurance that additional financing will be available on acceptable terms.

RISK FACTORS

Future Financing Requirements

     The Company will require additional funds to implement its continued operations, expansion and improve its infrastructure in order to efficiently operate its business. The Company is currently in the process of raising additional funds in the form of leasing facilities, credit facilities and debt financing, or other forms of financing. There can be no assurance that such funding facilities or financing will occur or that sufficient funds will be raised. In July 1999, the Company announced that it had hired H.C. Wainwright as its investment banker. Through H.C. Wainwright, the Company is open to seeking capital investments and funding to meet its future needs. The failure to raise sufficient, or any, funding, on terms acceptable to the Company, could adversely affect the Company's business, financial condition and results of operations.

Dependence upon Key Personnel

     The Company depends to a considerable degree on the continued services of certain of its executive officers, including William J. Shea, its chief executive officer, and Ali Inanilan, its chief operating officer, as well as on a number of other key personnel. Any further changes in current management, including but not limited to the loss of Messrs. Shea or Inanilan could have a material adverse affect on the Company. The loss of key management or technical personnel or the failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Subsequent to the May 1999 first quarter Form 10-Q filing, the vice president, technical service and his successor have both resigned. The Company has hired a new vice president, technical service who is starting August
16, 1999. The service department has not been materially affected by these changes nor has the Company considered the aforesaid departures to be a loss of "key personnel". The Company has also had departures in other areas of the Company, largely from its Camarillo corporate headquarters and Irvine, CA sales office. Again, replacements have been, and are being, hired. These departures have not had, and are not, expected to have, a material effect on operations or performance.

Limited History of Profitable Operations; Significant Fluctuations in Operating Results and Non-Recurring Items; Future Results of Operations

     View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported a net loss of $293,881 and $548,417, respectively, for the three months and six months ended June 30, 1999. The Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, further commission rate cuts by Bell Atlantic and GTE, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. In addition, the Company's operating results may vary significantly depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

Dependence on Suppliers, Including PictureTel, Bell Atlantic and GTE

     For the six months ended June 30, 1999, approximately 25% of the Company's revenues were attributable to the sale of equipment manufactured by PictureTel Corporation. The segment being discontinued is dependent upon revenues from the sale of network products and services provided by Bell Atlantic and GTE. For the next quarter ending September 30, 1999, any termination of or change of the Company's business relationships with PictureTel, Bell Atlantic or GTE, disruption in supply, failure of PictureTel, Bell Atlantic or GTE to remain competitive in product quality, function or price or a determination by PictureTel, Bell Atlantic or GTE to reduce reliance on independent providers such as the Company, among other things, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to agreements with PictureTel on the one hand, Bell Atlantic and GTE on the other, that authorize the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel, Bell Atlantic and GTE agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

Competition

     The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL Corporation, and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the RBOCs, Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than the Company, may enter the video communications market.

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

     The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as Bell South, Bell Atlantic, and GTE, long distance carriers such as AT&T Corporation, MCI Communications Corporation, Sprint Corporation, other long distance and communications companies such as Qwest Communications International Inc. and IXC Communications Inc., by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies.

Failure to Complete the Sale of USTeleCenters, Inc. and Network Services, Inc.

     The Company expects Cortel USA, LLC ("Cortel") to complete the purchase of USTeleCenters, Inc. and Network Services, Inc. ("the subsidiaries") by the end of September 1999. The purchase is contingent upon Cortel receiving sufficient financing and its successful completion of the due diligence process. Failure to meet these contingencies in a timely fashion, however, will result in the Company's inability to complete the sale to Cortel by the end of the third quarter of 1999, and may result in the failure to complete the sale at all.

     The failure to complete the sale may have a material adverse impact on the Company for many reasons, including, but not limited to: delaying, hindering or disrupting the Company's plans; potential loss of employees of the subsidiaries who seek alternative employment; the need to seek alternative methods of disposing of the subsidiaries, which may have a material adverse affect on quarterly or annual earnings, including potential restructuring costs which may be associated with one or more alternatives; and, possible negative impact in the relationship between the Company and Bell Atlantic and/or GTE, which could be reflected in further commission reductions, cancellation of contracts or supplies, or other economic or financial considerations.

Year 2000 Update

     The Company has been engaged in its Year 2000 readiness effort for the last year and has assembled an internal team to ensure that its objectives are achieved. This team has identified the Company's internal information systems, suppliers, business partners, and auxiliary (non-IT) systems that are to be evaluated with reference to the status of Year 2000 compliance. The initial phases of research and risk assessment were completed on March 31, 1999. Please see the Company's Form 10-K filed on or about March 31, 1999 and the Company's Form 10-Q filed on or about May 17, 1999 for earlier discussions "Risk Factors-Year 2000" Compliance project status.

     Two of our eight mission critical internal information systems have been deemed not compliant. In addition, one other system is still being evaluated for readiness compliance. One of the two systems not compliant has been successfully upgraded and the other is being written internally (USTeleCenters subsidiary). Completion is not expected until early in the fourth quarter of 1999.

     Testing of applications has begun in the Video unit. The two mission critical applications currently undergoing testing are the new order management system and the customer service system. Final testing is expected to be completed by September 30, 1999.

     Besides applications, the other two significant cost categories include PC/Server hardware and telecommunications systems. The breakdown for costs yet to be incurred are as follows: Video - hardware $40,000, telecom $8,000; UST - hardware $123,000, telecom $37,000, application development $28,000. This estimate totals $236,000.

     The vast majority of hardware redemption is relegated to low-end workstations. This work is expected to be completed by September 30, 1999 for the Video unit. For UST/NSI, the hardware upgrades/replacements that are remaining are not expected to begin until late September or October 1999. The Company expects to timely complete its UST and NSI compliance for Year 2000.

     The Company also maintains an on-going relationship with our main suppliers or product manufacturers in relation to both their Year 2000 readiness and the compliance of their product/service offerings. Further, the Company's Customer Service continues to handle client requests for upgrades, repairs, and/or replacements as they arise.

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

Control by Executive Officers and Directors

     As of June 30, 1999, the Company's officers and directors beneficially owned approximately 34% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company. If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of the Company and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

PART II.     OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

         As stated in (1) Item 1, Note 4-Lines of Credit, and (2) Item 2, in the section entitled, Liquidity & Capital Resources, the Company disclosed that it received a Notice of Default and Reservation of Rights from its Banks that currently hold the Company's Line of Credit Agreement.

Item 4.    Submission of Matters to a Vote of Security Holders.

          (a) May 25, 1999 Annual Meeting, Westlake, CA;

          (b) Franklin A. Reece, III was re-elected to the Board of Directors as a Class 1 Director. His term is until the annual meeting of stockholders in 2002. There were no other nominations besides Mr. Reece.

          (c) There were four matters voted upon at the annual meeting of stockholders:

              1. The re-election of Franklin A. Reece as a Class 1 Director.
                 Votes in favor: 6,720,969. Votes withheld: 36,286.

              2. Proposal to approve an amendment to the Employee Stock Purchase
                 Plan to increase the shares of Common Stock of the Company reserved for issuance under the Plan by 400,000 to a total of 500,000 shares. Votes in favor: 3,513,378. Votes against:
                 445,546. Votes to abstain: 7,900. Broker non-votes: 2,790,431.

              3. Proposal to approve an amendment to the 1997 Stock Incentive
                 Plan to convert any unissued stock options, as well as any options returned unexercised, from the 1995 Stock Option Plan to the 1997 Stock Incentive Plan, and ultimately, terminate the 1995 Plan. Votes in favor: 6,426,994. Votes against: 321,161. Votes to abstain: 9,100. Broker non-votes: Zero.

              4. To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1999. Votes in favor: 6,736,955. Votes against: 11,576. Votes to abstain: 8,724.

          (d) Not applicable.

Item 5.    Other Information.

         As noted in Item 3 above, the Company received a Notice of Default from its Banks concerning the Company's Line of Credit Agreement. The Company is taking active steps to replace the Line of Credit Agreement before the December 1999 date of termination of the Line of Credit Agreement.

Item 6.    Exhibits

          (a) Exhibits

              27.1  Financial Data Schedule

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIEW TECH, INC.



Date:   August 13, 1999                 By:   /s/ Christopher Zigmont
                                            -------------------------
                                           Christopher Zigmont
                                           Chief Financial Officer