Form 10-Q
period 1999-09-30
VIEW TECH INC
filed 1999-11-22
CIK 746210

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
               Class                           as of October 31, 1999
               -----                           ----------------------
   Common Stock, $.0001 par value                     7,897,885

                               TABLE OF CONTENTS
                               -----------------

                                                                  Page Reference
                                                                  --------------
PART I    FINANCIAL INFORMATION

          Balance Sheets
          September 30, 1999 (unaudited) and December 31, 1998          1

          Statements of Operations
          Three Months, Nine Months Ended September 30, 1999
          and 1998 (unaudited)                                          2

          Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 1998 (unaudited)     3

          Notes to Financial Statements (unaudited)                     4

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II   OTHER INFORMATION                                            17

          SIGNATURES                                                   18

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                                VIEW TECH, INC.
                               BALANCE SHEETS *
          As of September 30, 1999 (unaudited) and December 31, 1998

                                    ASSETS
                                                                 September 30,    December 31,
                                                                      1999            1998
                                                                 --------------   -------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                            $     25,060     $   302,279
  Accounts receivable (net of reserves of $255,000                   9,002,686      10,594,863
     and $219,000  respectively
  Inventory                                                          4,149,129       4,223,390
  Other current assets                                               1,265,711         509,797
  Net assets of discontinued operations                              4,052,493       4,455,351
                                                                  ------------     -----------

        Total current assets                                        18,495,079      20,085,680

PROPERTY AND EQUIPMENT, net                                          2,318,167       1,948,662
OTHER ASSETS                                                           879,563         588,227
                                                                  ------------     -----------
                                                                  $ 21,692,809     $22,622,569
                                                                  ============     ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   6,393,334       6,644,930
  Current portion of long-term debt                                  4,394,387         130,794
  Accrued payroll and related costs                                  1,542,093         956,982
  Deferred revenue                                                   2,973,287       1,940,579
  Accrued restructuring costs                                          179,106       1,026,496
  Other current liabilities                                            710,277         454,974
                                                                  ------------     -----------
       Total current liabilities                                    16,192,484      11,154,755
                                                                  ------------     -----------
LONG-TERM DEBT                                                          99,909       4,397,299
                                                                  ------------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.0001, authorized
     5,000,000 shares, none issued or outstanding                           --              --
  Common stock, par value $.0001, authorized                               789             772
     20,000,000 shares, issued and outstanding
     7,897,885 and 7,722,277 shares, respectively
  Additional paid-in capital                                        15,472,726      15,261,591
  Accumulated deficit                                              (10,073,099)     (8,191,848)
                                                                  ------------     -----------
       Total stockholders' equity                                    5,400,416       7,070,515
                                                                  ------------     -----------
                                                                  $ 21,692,809     $22,622,569
                                                                  ============     ===========

(*) See accompanying notes to financial statements.

                                VIEW TECH, INC.
                          STATEMENTS OF OPERATIONS *
        For the three and nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                        --------------------------    --------------------------
                                                                            1999           1998           1999           1998
                                                                        -----------    -----------    -----------    -----------
Revenues:
 Equipment                                                              $ 5,199,243    $ 8,130,760    $17,975,645    $20,945,803
 Service                                                                  3,095,013      2,124,941      8,656,928      6,448,275
                                                                        -----------    -----------    -----------    -----------
  Total revenues                                                          8,294,256     10,255,701     26,632,573     27,394,078
                                                                        -----------    -----------    -----------    -----------
Cost of goods sold:
 Equipment                                                                3,688,022      5,744,061     12,573,125     14,914,518
 Service                                                                  1,538,087      1,066,694      4,339,856      3,069,102
                                                                        -----------    -----------    -----------    -----------
  Total cost of goods sold                                                5,226,109      6,810,755     16,912,981     17,983,620
                                                                        -----------    -----------    -----------    -----------

Gross margin                                                              3,068,147      3,444,946      9,719,592      9,410,458
                                                                        -----------    -----------    -----------    -----------

Sales and marketing                                                       2,478,460      2,012,901      6,985,460      5,645,654
General and administrative                                                1,590,162      1,373,398      4,028,162      4,363,263
Restructuring                                                                    --             --             --      3,303,998
                                                                        -----------    -----------    -----------    -----------
Loss from operations                                                     (1,000,475)        58,647     (1,294,030)    (3,902,457)
Net interest expense                                                        (70,359)       (61,000)      (184,363)      (187,000)
Provision for income taxes                                                       --             --             --         (3,900)
                                                                        -----------    -----------    -----------    -----------
Loss from continuing operations                                          (1,070,834)        (2,353)    (1,478,393)    (4,093,357)

Discontinued operations                                                    (262,000)       499,852       (402,858)       566,347
                                                                        -----------    -----------    -----------    -----------

Net income (loss)                                                       $(1,332,834)   $   497,499    $(1,881,251)   $(3,527,010)
                                                                        ===========    ===========    ===========    ===========
Loss from continuing operations per share
 Basic                                                                  $     (0.14)   $     (0.00)   $     (0.19)   $     (0.61)
                                                                        ===========    ===========    ===========    ===========
 Diluted                                                                $     (0.14)   $     (0.00)   $     (0.19)   $     (0.59)
                                                                        ===========    ===========    ===========    ===========
Income (Loss) from discontinued operations per share
  Basic                                                                 $     (0.03)   $      0.07    $     (0.05)   $      0.09
                                                                        ===========    ===========    ===========    ===========
  Diluted                                                               $     (0.03)   $      0.07    $     (0.05)   $      0.09
                                                                        ===========    ===========    ===========    ===========
Net Income (Loss) per share
  Basic                                                                 $     (0.17)   $      0.07    $     (0.24)   $     (0.52)
                                                                        ===========    ===========    ===========    ===========
  Diluted                                                               $     (0.17)   $      0.07    $     (0.24)   $     (0.51)
                                                                        ===========    ===========    ===========    ===========
Weighted average shares outstanding
  Basic                                                                   7,889,241      6,833,329      7,827,311      6,746,100
                                                                        ===========    ===========    ===========    ===========
  Diluted                                                                 7,889,241      6,968,904      7,827,311      7,003,024
                                                                        ===========    ===========    ===========    ===========

(*) See accompanying notes to financial statements.

                                VIEW TECH, INC.
                          STATEMENTS OF CASH FLOWS *
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                              ------------------------------
                                                                   1999            1998
                                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(1,881,251)    $(3,527,010)
Adjustments to reconcile net loss to net cash from
 operating activities:
  Depreciation and amortization                                     462,124         377,646
  Non-cash charges relating to restructuring                             --       1,491,392
  Provision for bad debts                                            90,000         101,829

Changes in assets and liabilities:
  Accounts receivable                                             1,502,177      (1,819,332)
  Inventory                                                          74,261      (1,821,963)
  Other assets                                                   (1,047,250)       (177,939)
  Accounts payable                                                 (251,596)      1,523,834
  Accrued restructuring costs                                      (847,390)      1,474,120
  Accrued payroll and related costs                                 585,111        (274,582)
  Deferred revenue                                                1,032,708         975,257
  Other accrued liabilities                                         255,303         (70,200)
                                                                -----------     -----------
       Net cash used by operating activities                        (25,803)     (1,746,948)
                                                                -----------     -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                        402,858          97,472
                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (831,629)       (471,044)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                               48,056       1,082,106
  Repayments of capital lease and other debt obligations            (81,853)        (73,198)
  Issuance of common stock, net                                     211,152         407,580
                                                                -----------     -----------
       Net cash provided by financing activities                    177,355       1,416,488
                                                                -----------     -----------
NET DECREASE IN CASH                                               (277,219)       (704,032)

CASH, beginning of period                                           302,279       1,028,424
                                                                -----------     -----------
CASH, end of period                                                  25,060         324,392
                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Operating activities reflect:
  Interest paid                                                 $   363,486     $   457,001
                                                                ===========     ===========
  Taxes paid                                                    $    53,286     $    96,175
                                                                ===========     ===========
  Equipment acquired under capital leases                       $        --     $   120,914
                                                                ===========     ===========
  Equipment transferred from inventory                          $        --     $   117,742
                                                                ===========     ===========

(*) See accompanying notes to financial statements.

                                VIEW TECH, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - GENERAL
----------------

  View Tech, Inc., a Delaware corporation ("View Tech"), commenced operations in July 1992 as a California corporation. Since its initial public offering of Common Stock in June 1995, View Tech has grown through internal expansion and acquisitions. In November 1996, View Tech merged with USTeleCenters, Inc., a Massachusetts corporation ("UST" and together with View Tech, the "Company") and the Company incorporated in Delaware. In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc., a Vermont corporation headquartered in Burlington, Vermont, ("NSI") which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. The Company currently has 33 offices nationwide.

  The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel(r), Madge Networks, Fujitsu Business Communications Systems, Lucent Technologies, Ezenia (VideoServer, Inc.), and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Sprint and UUNET Technologies.

  The Company is currently actively involved in discussions related to the completion of a sale of the assets, or other disposal, of UST and NSI, and accordingly, these operations are classified as discontinued in the accompanying financial statements.

  The information for the three months and the nine months ended September 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

  On May 7, 1999, the Company executed a Letter of Intent to sell the assets of UST and NSI. However, by the end of September, 1999, the negotiations with the original purchaser relative to said sale were terminated without completing the sale. The Company, in September, 1999, initiated discussions with alternative parties which continue as of this date. The Company believes that the transaction, if completed, may result in a loss; however, the terms of a deal have not been finalized and, as such, the amount of the loss is not estimable. The Company anticipates a transaction will occur by January 31, 2000. If the transaction does not occur, the Company will seek other methods of disposing of the assets of both UST and NSI.

  The balance sheets, statements of operations, and statements of cash flows have been restated to show the net effect of the discontinuance of the network business. The assets of UST and NSI consist primarily of accounts receivable, property, plant and equipment and goodwill. Operating results of UST and NSI are shown separately in the accompanying statements of operations. Net sales of UST and NSI were $2,956,278 and $4,561,160 for the quarters ended September 30, 1999 and 1998. These amounts are not included in net sales in the accompanying statements of operations. Assets and liabilities to be disposed of consists of the following:

                                                 September 30,   December 31,
                                                     1999           1998
                                                 ------------    -----------
 Accounts receivable                              $ 2,090,899    $ 3,497,000
 Other current assets                                 325,069        571,000
 Property and equipment                             1,213,171      1,600,000
 Goodwill                                           2,165,064      2,300,000
 Other Assets                                          95,837        100,351
 Current liabilities                               (1,739,750)    (3,380,000)
 Long term liabilities                                (97,797)      (233,000)
                                                  -----------    -----------
  Total                                           $ 4,052,493    $ 4,455,351
                                                  ===========    ===========

Results of operations of UST and NSI are as follows:

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                            -------------------------    ---------------------------
                                               1999           1998           1999            1998
                                            ----------     ----------    -----------     -----------
 Sales                                      $2,956,278     $4,561,160     $9,542,962     $15,931,996
 Cost and expenses                           3,160,278      3,998,843      9,774,238      15,134,972
                                            ----------     ----------    -----------     -----------
 Operating income (loss)                      (204,000)       562,317       (231,276)        797,024
 Interest expense                               58,000         62,465        171,582         230,677
                                            ----------     ----------    -----------     -----------
 Net income (loss)                          $ (262,000)    $  499,852     $ (402,858)    $   566,347
                                            ==========     ==========    ===========     ===========

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

  The reconciliation of basic and diluted shares outstanding is as follows:

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         ---------------------   ---------------------
                                                           1999        1998        1999        1998
                                                         ---------   ---------   ---------   ---------
Weighted average shares outstanding                      7,889,241   6,833,329   7,827,311   6,746,100
Effect of dilutive options and warrants                         --     135,574          --     256,925
                                                         ---------   ---------   ---------   ---------
Weighted average shares outstanding
 including dilutive effect of securities                 7,889,241   6,968,904   7,827,311   7,003,024
                                                         =========   =========   =========   =========

  Options and warrants to purchase 2,123,050; 2,196,155; 2,113,314; and 2,294,153 shares of Common Stock were outstanding during the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the Common Stock or the Company reported a net operating loss and their effect would have been anti-dilutive.

NOTE 4 - LINES OF CREDIT
------------------------

  View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million Credit Agreement (the "Agreement") with Imperial Bank and BankBoston (now Fleet Bank) effective November 21, 1997. The Agreement provides for three separate loan commitments consisting of (i) a Facility A Commitment of up to $7 million for working capital purposes; (ii) a Facility B Commitment of up to $5 million, which expired on December 1, 1998; and (iii) a Facility C Commitment of up to $3 million for merger/acquisition activities. Amounts under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement vary from time to time depending on many variables including, without limitation, the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement. At September 30, 1999, the funds available under the Agreement were approximately $4,750,000. The interest charged on outstanding amounts vary between the Prime Rate, plus the Prime Margin, or between the Eurodollar Rate, plus the Eurodollar Rate Margin, depending on the Company's Leverage Ratio as defined in the Agreement. At September 30, 1999, the interest rate on this Facility was 8.75%. At September 30, 1999, amounts utilized under the Facility were $4,263,593.

  On August 5, 1999, the Company received a Notice of Event of Default and Notice of Reservations of Rights from the lenders. The Facility C Commitment was terminated. On November 12, 1999, the Company received a commitment letter from the Banks outlining the terms of a six-month forbearance agreement to be implemented in conjunction with an infusion of $2.0 million in subordinated debt. During the term of the forbearance period, the maximum aggregate amount of the Facility A facility will be equal to $4.75 million subject to certain collateral base adjustments. Subject to certain default provisions, which include the failure to pay certain obligations, the departure of the current, interim chief executive officer and president, or a particular material event concerning the Company, the forbearance would continue until May 31, 2000. Interest on the sum owed on Facility A is set at the Prime Rate plus 2-1/2 percent. Interest on any over-advances is the Prime Rate plus 4 percent.

  In return, the Bank received the following consideration: The Bank's current warrants, which amount to 80,000, and are not exercisable until November 21, 2004, are repriced at $1.63 as of the date of the commitment letter, November 12, 1999. The Bank, under the commitment letter, also stands to receive a Supplemental Fee of $150,000.

  The Company, as noted above, secured interim loans totaling $2.0 million, of which $1.5 million came from individual investors, and up to $500,000 in credit from one of the Company's suppliers. The individual investors are to be re-paid in seven months with interest at the Prime Rate plus 2-1/2 percent for the $1.5 million loan. In return, the Company pledged all of its assets, in a junior position to the Banks, to the subordinated lenders. Further, the Company will issue up to 925,000 in 5-year exercisable warrants to the subordinated lenders, on a proportional basis of each investor's investment, priced at $1.625 a share.

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
                                                          ----------
                                                          $4,201,013
                                                          ==========

  The impairment write-down of goodwill relates to the Company's determination that there was no future expected cash flows from two acquisitions that represented $1,465,000 of goodwill. The employee termination costs relate to approximately 33 employees and officers of the Company. The Company closed one of its outside network sales offices. The Company also terminated its internet service provider reseller agreement. In connection with these decisions, the Company recorded employee termination and facility exit related expenses, and a write-down of the leasehold improvements. In addition, the Company's decision to eliminate duplicative corporate overhead functions resulted in employee termination and travel related expenses. The Company utilized the services of consultants in connection with the plan of restructuring.

  The total expected cash impact of the restructuring amounts to $2,709,621 of which $179,106 is reflected in the accompanying financial statements at September 30, 1999. The Company anticipates the balance of the restructuring costs will be expended by February 29, 2000.

  The following table summarizes the activity against the restructuring charge:

 Restructuring Charge                           $ 4,201,013
  Cash Paid                                      (2,527,722)
  Non-Cash Expenses                              (1,494,185)
                                                -----------
  Balance, September 30, 1999                   $   179,106
                                                ===========

NOTE 6 - INVESTMENTS
--------------------

  During the quarter ended March 31, 1999, the Company made an investment in Concept Five Technologies, Inc., an information technology services company. The investment is carried at cost and is included in Other Assets on the accompanying balance sheet.

NOTE 7 - COMMITMENTS
--------------------

  During the quarter ended September 30, 1999, the Company did not enter into any material new operating lease agreements.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

  On or about October 9, 1999, the Company entered into a contract with Nightingale & Associates ("N&A") to engage S. Douglas Hopkins, a principal of N&A, as president and chief executive officer on an interim basis. In addition to time and expense reimbursement, based upon N&A's standard fee schedules, Mr. Hopkins and N&A will receive, pursuant to an addendum to the October 9, 1999 contract, a performance fee based upon value generated for the shareholders. Upon termination of the assignment, Mr. Hopkins and N&A will receive a fee equal in value to 156,000 shares of View Tech's common stock.

  In conjunction with execution of their engagement letter, Mr. Hopkins has been granted 195,000 non-qualified and non-statutory stock options, pursuant to one of the Company's existing stock option plans. The stock options are priced at $1.75.

  In response to various personnel departures, the Board of Directors, on or about October 8, 1999, authorized management to provide financial or monetary incentives to certain Company employees to remain with the Company for a specified period of time, or until the occurrence of a particular material event. The incentives covering employees were composed of $500,000 in contingent stay bonuses and 497,500 stock options priced at $1.75 per share. The incentives are not redeemable by each particular employee until after such particular employee has fulfilled the requirements under the terms of the agreement. Each particular agreement may also be subject to certain other conditions precedent or other contingencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this form 10-Q. Except for historical information contained herein, the statements in this form 10-Q are forward-looking statements (including without limitation, statements indicating that the Company "expects," "estimates," "anticipates," or "believes" and all other statements concerning future financial results, product offerings or other events that have not yet occurred), that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results.

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

  The Company is a leading, single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with PictureTel Corporation, VTEL Corporation, PolyCom, Inc., Intel(r), Madge Networks, Fujitsu Business Communications Systems, Lucent Technologies, Ezenia (VideoServer, Inc.), and Northern Telecom and markets network services through agency agreements with Bell Atlantic, BellSouth, GTE, Sprint and UUNET Technologies.

  On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI, subject to the completion of due diligence and funding, and accordingly these operations are classified as discontinued in the accompanying financial statements. However, as stated in Note 2 above, negotiations with the prospective purchaser have been terminated. The Company is currently in negotiations with other prospective purchasers for the sale of UST and NSI, or portions of these subsidiaries.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's financial statements expressed as a percentage of the Company's revenues:

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------     -----------------
                                                       1999        1998       1999       1998
                                                      ------      ------     ------     ------
Revenues:
  Equipment                                             62.7%       79.3%      67.5%      76.5%
  Service                                               37.3        20.7       32.5       23.5
                                                      ------      ------     ------     ------
       Total revenues                                  100.0       100.0      100.0      100.0
                                                      ------      ------     ------     ------
Cost of goods sold:
  Equipment                                             44.5        56.0       47.2       54.4
  Service                                               18.5        10.4       16.3       11.2
                                                      ------      ------     ------     ------
       Total cost of goods sold                         63.0        66.4       63.5       65.6
                                                      ------      ------     ------     ------

Gross margin                                            37.0        33.6       36.5       34.4
                                                      ------      ------     ------     ------
  Sales and marketing                                   29.9        19.6       26.3       20.6
  General and administrative                            19.2        13.4       15.1       15.9
  Restructuring                                           --          --         --       12.1
                                                      ------      ------     ------     ------

Income (loss) from operations                          (12.1)        0.6       (4.9)     (14.2)
Net interest expense                                    (0.8)       (0.6)      (0.7)      (0.7)
                                                      ------      ------     ------     ------
Income (loss) from continuing operations               (12.9)         --       (5.6)     (14.9)
Discontinued operations                                 (3.2)        4.9       (1.5)       2.0
                                                      ------      ------     ------     ------
Net income (loss)                                      (16.1)%       4.9%      (7.1)%    (12.9)%
                                                      ======      ======     ======     ======

Three Months Ended September 30, 1999 Compared to Three Months Ended
  September 30, 1998

  Total revenues for the three months ended September 30, 1999 decreased by $2.0 million or 19% to $8.3 million from $10.3 million in the comparable period for 1998. Equipment revenues decreased by $2.9 million or 36% to $5.2 million in the three months ended September 30, 1999 from $8.1 million in the comparable period for 1998. The decrease in equipment revenues was substantially triggered by a liquidity crisis in September which disrupted the Company's product supply and resulted in a $1.8 million backlog of unshipped orders. Service revenues for the three months ended September 30, 1999 increased by $1.0 million or 46% to $3.1 million from $2.1 million in the comparable period for 1998. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

  Gross margin for the three months ended September 30, 1999 decreased by $0.4 million to $3.1 million from $3.5 million in the comparable period of 1998. Gross margin as a percentage of revenues increased by 3.4% from 33.6% in the three months ended September 30, 1998 to 37% in the comparable period for 1999. The margin improvement is due to the favorable mix of higher margin service revenue.

  Sales and marketing expenses for the three months ended September 30, 1999 increased by $0.5 million or 23% to $2.5 million from $2.0 million in the comparable period for 1998. Sales and marketing expenses as a percentage of revenues increased to 29.9% in 1999 from 19.6% in the comparable period for 1998. The increase was primarily due to the opening of new sales offices and hiring of additional sales and sales engineering personnel in anticipation of continuing sales growth.

  General and administrative expenses for the three months ended September 30, 1999 increased by $0.2 million or 16% to $1.6 million from $1.4 million in the comparable period for 1998. General and administrative expenses as a percentage of total revenues increased to 19.2% in the three months ended September 30, 1999 from 13.4% in the comparable period for 1998. The increase in general and administrative expenses was attributable to management consulting fees incurred during the three months ended September 30, 1999 not incurred in the comparable period in 1998.

  Operating loss increased $1.1 million to a loss of $(1.0) million in the three months ended September 30, 1999 from income of $0.1 million in the comparable period for 1998. The increase in loss from operations for the three months ended September 30, 1999 is related decline in gross margin and increases in sales and marketing and general and administrative expenses described above.

  Interest expense increased $9,359 from $61,000 in the three months ended September 30, 1998 to $70,359 in the comparable period for 1999. The increase was primarily due to slightly higher borrowings on the line of credit and an increase in the prime rate of 1/2 percent.

  Loss from discontinued operations increased by $0.8 million from income of $0.5 million in the three months ended September 30, 1998 to a loss of $(0.3) million in the comparable period for 1999. The increase in loss was primarily due to commission rate cuts by the Regional Bell Operating Companies (RBOC's).

  Net loss increased $1.8 million to a loss of $(1.3) million in the three months ended September 30, 1999 from $0.5 million for the comparable period for 1998. Net loss as a percentage of revenues increased to (16.1)% for the three months ended September 30, 1999 compared to 4.9% for the comparable period for 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended
  September 30, 1998

  Total revenues for the nine months ended September 30, 1999 decreased by $0.8 million or 3% to $26.6 million from $27.4 million in the comparable period for 1998. Equipment revenues fell by $3.0 million or 14% to $18.0 million from $21.0 million in the comparable period for 1998. The decrease in equipment revenues for the nine month period was driven by the shortfall experienced in the third quarter of 1999. Service revenues for the nine months ended September 30, 1999 increased by $2.2 million or 34% to $8.7 million from $6.5 million in the comparable period for 1998. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

  Gross margin for the nine months ended September 30, 1999 increased by $0.3 million from $9.4 million in the comparable period for 1998 to $9.7 million in 1999. Gross margin as a percentage of revenues increased by 2.1% due to a favorable equipment product mix and the overall increase in the mix of higher margin service revenues.

  Sales and marketing expenses for the nine months ended September 30, 1999 increased by $1.3 million or 24% to $7.0 million from $5.7 million in the comparable period for 1998. Sales and marketing expenses as a percentage of revenues increased to 26.3% in the nine months ended September 30, 1999 from 20.6% in the comparable period for 1998. The dollar increase was primarily due to costs associated with the opening of new sales offices and the hiring of new sales and sales engineering personnel.

  General and administrative expenses for the nine months ended September 30, 1999 decreased by $0.3 million or 8% to $4.0 million from $4.3 million in the comparable period for 1998. General and administrative expenses as a percentage of total revenues decreased to 15.1% in the nine months ended September 30, 1999 from 15.9% in the comparable period for 1998. The decrease in general and administrative expenses was primarily achieved as a result of the Company's restructuring in 1998.

  Operating loss decreased $2.6 million to a loss of $(1.3) million in the nine months ended September 30, 1999 from a loss of $(3.9) million in the comparable period for 1998. The decrease in loss from operations for the nine months ended September 30, 1999 is primarily related to the restructuring charge in 1998.

  Interest expense decreased $2,637 from $187,000 in the nine months ended September 30, 1998 to $184,363 in the comparable period for 1999.

  Loss from discontinued operations increased by $1.0 million from income of $0.6 million in the nine months ended September 30, 1998 to a loss of $(0.4) million in the comparable period for 1999. The increase in loss was primarily due to commission rate cuts by the RBOC's.

  Net loss decreased $1.6 million to a loss of $(1.9) million in the nine months ended September 30, 1999 from a loss of $(3.5) million for the comparable period for 1998. Net loss as a percentage of revenues decreased to (7.1)% for 1999 compared to (12.9)% for 1998.

Liquidity and Capital Resources

  The Company has financed its recent operations and expansion activities with the proceeds from private placements of equity securities, bank debt, and vendor credit arrangements. On November 10, 1998, the Company completed an offering of $1,200,000 of Common Stock.

  In November 1997, the Company entered into a $15 million Credit Agreement (the "Agreement") which provided for a maximum credit line of up to $15 million for a term of five (5) years with Imperial Bank and BankBoston (now Fleet Bank). The Company is presently in default under various covenants of that Agreement. See discussion in Note 4-Lines of Credit, for a more expansive discussion of current status and the November 12, 1999 stand-still agreement executed by the Company with the Banks.

  Net cash used by operating activities for the nine months ended September 30, 1999 was approximately breakeven, primarily caused by the Company's net loss of $1.9 million, an increase in other assets of $1.0 million, and a decrease in accrued restructuring of $0.8 million partially offset by depreciation and amortization of $0.4 million, a decrease in accounts receivable of $1.5 million, an increase in deferred revenue of $1.0 million, an increase in accrued payroll and related costs of $0.6 million, and an increase in other accrued liabilities of $0.3 million.

  The Company is currently engaged in documenting a $2.0 subordinated debt infusion and a forbearance agreement with its senior lenders.

  Net cash provided by discontinued operations for the nine months ended September 30, 1999 was $0.4 million, primarily due to the decrease in the receivables of the discontinued operation.

  Net cash used by investing activities for the nine months ended September 30, 1999 was $0.8 million, relating to the purchase of office furniture, computer and bridging equipment.

  Net cash provided by financing activities for the nine months ended September 30, 1999 was $0.2 million primarily related to the issuance of common stock.

  The Company believes that its available funds are not sufficient to meet the funding and working capital requirements for its continuing operations unless new funding alternatives are in place when the Line of Credit Agreement is actually terminated. The Company is exploring avenues for a long-term recapitalization of the Company in conjunction with its investment advisor, H.C. Wainwright. The Company's liquidity constraints remain significant. There can be no assurance that additional financing or capital will be available, or on acceptable terms.

RISK FACTORS

Future Financing Requirements

  The Company will require additional funds for its continued operations, to implement its expansion and improve its infrastructure in order to efficiently operate its business. The Company is currently in the process of raising additional funds in the form of leasing facilities, credit facilities and debt financing, or other forms of financing. There can be no assurance that such funding facilities or financing will occur or that sufficient funds will be raised. In July 1999, the Company announced that it had hired H.C. Wainwright as its investment banker. Through H.C. Wainwright, the Company is seeking capital investments, additional funding, strategic partnerships or other arrangements. The failure to raise sufficient, or any, funding, on terms acceptable to the Company, will adversely affect the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

  The Company depends to a considerable degree on the continued services of certain of its management and employees. Nevertheless, future changes in current management could have a material adverse affect on the Company, including, but not limited to, a default in the stand-still agreement with the Company's Banks relating to the Company's line of credit (see Note 4 of the Financial Notes in this 10Q filing).

  The compensation agreement with N&A and Mr. Hopkins and retention incentives to key employees are believed to provide an adequate assurance of key personnel continuity at this time.

  Between the time of the last 10-Q filing and October 15, 1999, the Company lost twelve (12) sales and technical service personnel which may have had an effect on the third quarter sales in certain regions of the country in which the Company does business. The Company has continued to hire replacements for such personnel. Most of the persons who have left the Company appear to have gone to a new competitor of the Company, or an already existing competitor of the Company.

Limited History of Profitable Operations; Significant Fluctuations in Operating
  Results and non-Recurring Items; Future Results of Operations

  View Tech and UST have operated since 1992 and 1987, respectively. Since November 29, 1996, the Company has operated on a combined basis. The Company reported a net loss of $1,332,834 and $1,881,251, respectively, for the three months and nine months ended September 30, 1999. The Company may continue to experience significant fluctuations in operating results as a result of a number of factors, including, without limitations, delays in product enhancements and new product introductions by its suppliers, further commission rate cuts by Bell Atlantic and GTE, market acceptance of new products and services and reduction in demand for existing products and services as a result of introductions of new products and services by its competitors or by competitors of its suppliers. The Company also has new competition and expanded competition that includes former personnel from the Company.

  The Company's videoconferencing business model, due to most of its existing contracts, is such that the Company does not receive payment from its customers until over 100 days after it purchases the equipment for sale to the Customer. This is due to the custom and practice in the videoconferencing industry that customers do not pay for the equipment until the last end point is in place, and further, after what is commonly called an "acceptance period." Although the Company has been working to change this model throughout 1999, pressures of competition and contract terms from large businesses and government agencies, in large part, work against changing this model through the present.

  In addition, the Company's operating results will continue to significantly vary depending on the mix of products and services comprising its revenues in any period. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis in the future, or at all. Further, the Company may be required to file for bankruptcy protection if the Company does not secure sufficient funding, if there is a default on the stand-still agreement, or if any of the risks previously described, relating to the Company's financial situation, occur.

Dependence on Suppliers

  View Tech is a non-exclusive distributor on behalf of multiple manufacturers of video-conferencing equipment. The various distribution agreements can be terminated without cause upon written notice by the suppliers, subject to certain notification requirements. There can be no assurance that these agreements will not be terminated, or that they will be renewed on terms acceptable to the Company. These suppliers have no affiliation with the Company and are competitors of the Company.

Competition

  The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, PolyCom, Inc., VTEL Corporation, and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the RBOC's, Minnesota Mining & Manufacturing Corporation, Intel Corporation, Microsoft, Inc., Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. More recently, former personnel from the Company have either created or joined new competition in the area of videoconferencing sales and services. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than the Company, may continue to enter the video communications market.

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

  The telecommunications industry is also highly competitive. The Company competes with many other companies in the telecommunications business which have substantially greater financial and other resources than the Company, selling both the same and similar services. The Company's competitors in the sale of network services include RBOCs such as BellSouth, Bell Atlantic, and GTE, long distance carriers such as AT&T Corporation, MCI Communications Corporation, Sprint Corporation, other long distance and communications companies such as Qwest Communications International Inc. and IXC Communications Inc., by-pass companies and other agents. There can be no assurance that the Company will be able to compete successfully against such companies.

Failure to Complete the Sale of USTeleCenters, Inc. and Network Services, Inc.

  The Company failed to complete the sale of the subsidiaries UST and NSI to Cortel USA, LLC ("Cortel"). The Company, however, is still actively involved in negotiations with other parties for the sale of all or part of the subsidiaries. The Company is also reviewing its options as to any other disposal of the assets of the subsidiaries.

  The failure to complete the sale of any or all of the subsidiaries is expected to have a material adverse impact on the Company for many reasons, including, but not limited to: delaying, hindering or disrupting the Company's plans; potential loss of employees of the subsidiaries who seek alternative employment; a material adverse affect on quarterly or annual earnings; and, possible negative impact in the relationship between the Company and Bell Atlantic and/or GTE, which could be reflected in further commission reductions, cancellation of contracts or supplies, or other economic or financial considerations.

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

  Two of our eight mission critical internal information systems were deemed not compliant. Final testing, which began early in the third quarter, of the two mission critical systems in the video unit was completed prior to September 30, 1999. The remaining hardware redemption, for the video unit, is relegated to low-end, non-mission critical workstations.

  For UST/NSI, the hardware upgrades/replacements that are remaining are not expected to begin until the Company is certain whether UST or NSI is going to be sold. The Company does have a contingency plan for UST/NSI if the potential sale of either or both is not completed by the end of 1999.

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

Control by Executive Officers and Directors

  As of September 30, 1999, the Company's officers and directors beneficially owned approximately 33% (assuming all options held by executive officers and directors are exercised) of the outstanding Common Stock of the Company). If the executive officers and directors act collectively, assuming they continue to own all their shares, there is a substantial likelihood that such holders will be able to elect all of the directors of the Company and to determine the outcome of all corporate actions requiring the approval of the holders of the majority of shares, such as mergers and acquisitions.

PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities.

  As stated in (1) Item 1, Note 4-Lines of Credit, and (2) Item 2, in the section entitled, Liquidity & Capital Resources, the Company disclosed that it received a Notice of Default and Reservation of Rights from its Banks that currently hold the Company's Line of Credit Agreement. This form 10-Q also provides an update on the default situation, including a discussion of the November 12, 1999 stand-still agreement between the Banks and the Company.

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

  See Item 3 above.

Item 6.     Exhibits

            (a)  Exhibits

                 27.1  Financial Data Schedule

SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              VIEW TECH, INC.



Date:   November 22, 1999                     By:   /s/ Christopher Zigmont
                                                 -------------------------------
                                                 Christopher Zigmont
                                                 Chief Financial Officer