Form 10-K
period 1999-12-31
VIEW TECH INC
filed 2000-04-03
CIK 746210

View Tech, Inc.                                                           Page 1
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

                     For the year ended December 31, 1999

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

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___
                                        -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on March 24, 2000 was $62,031,860.

     The number of shares of the Registrant's Common Stock outstanding as of March 24, 2000 was 8,706,226.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for the period Ended December 31, 1999 are incorporated by reference into Part III.

===============================================================================

View Tech, Inc.                                                           Page 2
--------------------------------------------------------------------------------
left blank

View Tech, Inc.                                                           Page 3
--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                        PAGE
----                                                                        ----
                                    PART I
                                    ------

1.    Business.............................................................    4

2.    Properties...........................................................    8

3.    Legal Proceedings....................................................    8

4.    Submission of Matters to a Vote of Security Holders..................    8

                                    PART II
                                    -------

5.    Market for Registrant's Common Equity and Related
      Stockholder Matters..................................................    9

6.    Selected Financial Data..............................................   10

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................   10

7A.   Quantitative and Qualitative Disclosures about Market Risk...........   16

8.    Financial Statements and Supplemental Data...........................   16

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.................................................   36

                                   PART III
                                   --------

10.   Directors and Executive Officers of the Registrant...................   37

11.   Executive Compensation...............................................   37

12.   Security Ownership of Certain Beneficial Owners and Management.......   37

13.   Certain Relationships and Related Transactions.......................   37

                                    PART IV
                                    -------

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K..........................................................   38

      Signatures...........................................................   39

View Tech, Inc.                                                           Page 4
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     View Tech, Inc. ("View Tech"), a Delaware corporation, commenced operations in July 1992 as a California corporation. In June 1995, the Company completed an initial public offering of common stock. In November 1996, concurrent with a merger with USTeleCenters, Inc. ("USTeleCenters"), a Massachusetts corporation, with and into View Tech Acquisition, Inc. ("VTAI"), a Delaware corporation and a wholly-owned subsidiary of View Tech, the Company reincorporated in Delaware. Following the merger, VTAI changed its name to "USTeleCenters, Inc." ("UST"). In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("NSI"), a Vermont corporation headquartered in Burlington, Vermont, which sells, manages and supports telecommunication network solutions as an agent for Bell Atlantic. On February 18, 2000, the Company completed the sales of its subsidiaries, UST and NSI, to OC Mergerco 4, Inc. Upon the sale of UST and NSI, the Company operates in one segment, video product sales and service.

     On or about December 1, 1999, the Company announced an agreement in principle to merge with All Communications, Inc. ("ACUC"). ACUC is a regional competitor of the Company, headquartered in the State of New Jersey. The merger agreement was signed by ACUC and the Company on or about December 27, 1999. A registration statement on Form S-4 relating to the merger was filed with the Securities & Exchange Commission (the "Commission") on or about January 21, 2000 (the "Registration Statement"). An Amended S-4 will be filed with the Commission shortly. The merger is expected to be completed following regulatory approval and stockholder approval by both ACUC and the Company. There is no assurance that the merger will ultimately be consummated.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers nationwide. The Company has equipment distribution partnerships with Accord Telecommunications, Cisco Systems, Ezenia, FVC.com, Intel(C) Corporation, Lucent Technologies, Madge Networks, PictureTel Corporation, Polycom, Inc., Tandberg, VCON and VTEL Corporation. The Company currently has 19 offices nationwide.

     The Company is headquartered in Camarillo, California. Its offices are located at 3760 Calle Tecate, Suite A, Camarillo, California 93012. Its telephone number is 805/482-8277.

VIDEO COMMUNICATIONS

     The Company's video communications group focuses on the sale, installation and service of video communications systems. Utilizing advanced technology, these systems enable users at separate locations to engage in face-to-face discussions and to exchange information with the relative affordability and convenience of using a telephone. In addition to the use of video conferences as a corporate communications tool, use of video communications systems is expanding into numerous productivity enhancing applications, including (i) the lecturing by teachers to students at multiple locations; (ii) the conduct by

View Tech, Inc.                                                           Page 5
--------------------------------------------------------------------------------

judges of criminal arraignment proceedings while the accused remains incarcerated; (iii) the utilization of video technology for the consultation and surgical applications for the health care industry; (iv) the coordination of emergency services by public utilities; (v) the conduct by businesses of multi-location staff training programs; and (vi) the coordination by engineers at separate design facilities of joint development of products.

PRODUCTS

Video

     The Company offers three types of video communications systems: integrated roll-about and room systems; vertical applications; and desktop computer systems. Roll-about systems may be moved conveniently from office to office and placed into operation quickly while room systems are stationary systems. Vertical applications include distance education and systems utilized in the healthcare industry. Finally, desktop computer systems involve personal computers with video communications capabilities which are generally used for one-on-one personal communications, or for a one-person presentation to a group.

     Apart from peripheral components manufactured by others, the Company primarily sells systems manufactured by PictureTel Corporation, Polycom, Inc. and VTEL Corporation.

     The prices of the complete systems sold by the Company range from $1,500 for a video communications desktop computer, to $30,000 for a roll-about system for a single location, to as much as $70,000 for a vertical application. Roll-about systems generally contain a minimum of a video camera, monitor and coding-decoding device to capture the image, display the image and to encode and decode the transmission over digital phone lines, respectively. Most installations have several additional peripherals including some of the following components: an inverse multiplexer, a multi-point control unit, a document camera, a keypad, a speakerphone, a videocassette recorder and/or an annotations slate and white board.

     The Company buys the components listed above from manufacturers and acquires the monitors, document cameras, video scan converters, videocassette recorders and white boards from various sources depending upon such factors as price and quality.

     Although the Company's desktop-computer systems involve different components, the desktop system has many of the capabilities of the roll-about and room systems. The Company's desktop video communications equipment is manufactured by PictureTel and others such as VCON, Inc.

Data

     The Company sells products specifically designed to transmit data through the established local and long-distance telephone services infrastructure to business customers. Products from companies such as Adtran, Madge Networks, and Lucent Technologies allow business customers remote access into local area networks, and permit them to acquire bandwidth on demand and digitally transmit data.

Video Services

     The Company offers its customers the convenience of single-vendor sourcing for most aspects of their communications needs and develops customized systems designed to provide efficient responses to customer communications technology requirements. The Company provides its customers with a full complement of video communications and telecommunications services to ensure customer satisfaction. Prior to the sale of its systems and services, the Company provides consulting services that include an assessment of customer needs and

View Tech, Inc.                                                           Page 6
--------------------------------------------------------------------------------

existing communications equipment, as well as cost-justification and return-on-investment analyses for systems upgrade.

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

     During 1998 and 1999, the Company increased its MCU, MultiView Network Services(R), or bridge services, to its customers nationwide. The Company employs state-of-the-art conferencing servers in multiple U.S. call centers, providing seamless connectivity for all switched digital networks across the globe at an affordable rate. Because bridges cost between $30,000 and $200,000 per unit, the Company's customers typically elect to utilize such services when more than two locations participate simultaneously in video communication.

Customers

The Company focuses primarily on large organizations with complex application-specific requirements for video communications.

The Company has installed video communications systems for a diversified customer base, including Pfizer Pharmaceuticals, PacifiCare, Region 18 Educational Service Center, Raytheon Corporation, and the State of Tennessee. The Company has attempted to focus its marketing efforts on specific industries. Among the industries in which the Company believes it has acquired substantial expertise are health care and distance-education.

Sales and Marketing

The Company has in place a number of programs to promote its video communications products and services. Representatives of the Company regularly attend video communications and advanced technology trade shows. The Company hosts seminars and provides potential customers with the opportunity to learn about the Company's products and services using video communications demonstration facilities located in each of the Company's offices. The Company also places advertisements aimed at selected markets in industry trade publications and utilizes limited and selective direct mail advertising.

Dependence on Suppliers

View Tech, Inc.                                                           Page 7
--------------------------------------------------------------------------------

For the twelve months ended December 31, 1999, approximately 29% of the Company's revenues from continuing operations were attributable to the sale and servicing of equipment manufactured by PictureTel. Termination of or change of the Company's business relationships with PictureTel; disruption in supply, failure of PictureTel to remain competitive in product quality, function or price or a determination by PictureTel to reduce reliance on independent providers such as the Company, among other things, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is a party to an agreement with PictureTel that authorizes the Company to serve as a non-exclusive dealer and sales agent, respectively, in certain geographic territories. The PictureTel agreement can be terminated without cause upon written notice, subject to certain notification requirements. There can be no assurance that this agreement will not be terminated, or that it will be renewed on terms acceptable to the Company. This supplier has no affiliation with the Company and is a competitor of the Company.

Competition

The video communications industry is highly competitive. The Company competes with manufacturers of video communications equipment, which include PictureTel, VTEL and Lucent Technologies, and their networks of dealers and distributors, telecommunications carriers and other large corporations, as well as other independent distributors. Other telecommunications carriers and other corporations that have entered the video communications market include, AT&T, MCI, some of the Regional Bell Operating Companies ("RBOCs"), Intel Corporation, Microsoft Corporation, Sony Corporation and British Telecom. Many of these organizations have substantially greater financial and other resources than the Company, furnish many of the same products and services provided by the Company and have established relationships with major corporate customers that have policies of purchasing directly from them. Management believes that as the demand for video communications systems continues to increase, additional competitors, many of which will have greater resources than the Company, will enter the video communications market.

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

View Tech, Inc.                                                           Page 8
--------------------------------------------------------------------------------

communications system enable the Company to compete successfully in the industry.

Employees

     At March 1, 2000, the Company had 123 full-time employees. The Company had 41 full-time employees engaged in marketing and sales, 59 in technical services and 23 in finance, administration and operations. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company's video business leases office facilities in Camarillo, Irvine, Sacramento and San Diego, California; New York, New York; Baton Rouge, Louisiana; Chicago, Illinois; Dallas and Houston, Texas; Durham, North Carolina; Englewood, Colorado; Nashville and Knoxville, Tennessee; Jacksonville, Florida; Salt Lake City, Utah; and Chesterfield, Missouri. The Durham and Jacksonville locations were closed during the first quarter of 2000. The rest of locations are currently principally engaged in video conferencing sales and services. Its videoconferencing headquarters is located in Camarillo, California and consists of a total of approximately 19,000 square feet. The Company's other facilities house sales, technical and administrative personnel and consist of aggregate square footage of approximately 42,000. When UST and NSI were part of the Company, they leased office facilities in Boston and Cape Cod, Massachusetts, and Burlington, Vermont. Such locations were principally engaged in the sale and service of telephony products and services. Obligations under these leases have been assumed by OC Mergerco 4, Inc. The Company believes that the facilities it presently leases, combined with those presently under negotiations, will be adequate for the foreseeable future and that additional suitable space, if required, can be located and leased on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings that are currently pending will have any material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

View Tech, Inc.                                                           Page 9
--------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS STOCK MARKET AND OTHER INFORMATION

     The Company's common stock is traded on The Nasdaq Stock Market[_], ("Nasdaq"), under the symbol "VUTK" on the National Market and has been so traded since November 18, 1995. Prior to such date, the shares were traded on Nasdaq's SmallCap Market and also the Pacific Stock Exchange under the symbols "VUTK" and "VWK," respectively, since the Company's initial public offering on June 15, 1995 (the "IPO"). In addition, warrants to purchase up to 575,000 shares of the Company's common stock were traded on Nasdaq's National Market and prior to November 18, 1995 the warrants traded on Nasdaq's SmallCap Market and the Pacific Stock Exchange under the symbols "VUTKW" and "VWK WS," respectively. The terms of the warrants provided that one warrant plus $5.00 was required to purchase one additional share of the Company's common stock. The warrants were redeemable at the Company's option commencing June 15, 1996 upon 30 days notice to the warrant holders at $0.25 per share if the closing price of the common stock had been at least $8.00 for a period of 30 consecutive trading days ending within 10 days of the date the notice of redemption was mailed. The warrants expired on June 15, 1998.

     The following table sets forth the quarterly high and low bids for the Company's common stock as reported by Nasdaq's National Market for the periods indicated.


       Calendar Year 1998                 High       Low
       ---------------------------------------------------
             First Quarter                5.87       4.75
             Second Quarter               4.62       3.40
             Third Quarter                3.25       1.50
             Fourth Quarter               3.00       1.53

       Calendar Year 1999                 High       Low
       ---------------------------------------------------
             First Quarter                4.12       1.87
             Second Quarter               2.19       1.50
             Third Quarter                2.19       1.37
             Fourth Quarter               3.87       1.43

     On March 24, 2000, the last reported bid for the Company's common stock on the Nasdaq was $7.125. As of March 24, 2000, there were 169 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

     In November 1999, the Company consummated a subordinated debt offering pursuant to which it issued subordinated secured notes to a limited number of accredited purchasers from which it received proceeds of approximately $2.0 million. The notes have an interest rate of the prime rate plus 2-1/2%, will be repaid in seven months, and are secured by a pledge of the Company's assets on a subordinated position to the Company's other lenders. As partial consideration for purchase of the notes, the Company issued 5-year warrants to purchase 925,000 shares of the Company's common stock to these purchasers, on a proportional basis of each purchaser's purchase of the notes, with an exercise price of $1.625 a share. The notes and the warrants were issued under Section 4(2) of the Securities Act of 1933, as amended.

View Tech, Inc.                                                          Page 10
--------------------------------------------------------------------------------

     U.S. Stock Transfer Corporation of Glendale, California serves as transfer agent and registrar of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                                  Six Months
                                           Year Ended December 31                   Ended              Years Ended June 30,
                                  ----------------------------------------        December 31,      -------------------------
                                      1999           1998          1997              1996              1996          1995
                                  ------------   -----------   -----------        -----------       -----------   -----------
Consolidated Statement of
 Operations Data:
Revenues:
  Product                         $ 24,024,119   $27,902,078   $24,851,000        $ 8,925,451       $11,385,437   $ 5,805,368
  Service                           11,455,488     9,340,000     6,163,000          1,681,140         1,960,666     1,158,319
                                  ------------   -----------   -----------        -----------       -----------   -----------
                                    35,479,607    37,242,078    31,014,000         10,606,591        13,346,103     6,963,687
                                  ------------   -----------   -----------        -----------       -----------   -----------
Costs and Expenses:
  Cost of equipment sold            19,438,124    19,991,620    17,689,000          6,959,809         8,095,167     3,953,823
  Cost of services provided          5,853,940     4,463,000     2,915,000            941,191           947,755       373,856
  Selling and marketing expenses     9,955,816     7,830,654     6,346,000          2,301,000         2,724,000       686,000
  General and administrative
   expenses                          7,089,561     5,728,263     5,635,000          1,250,000         2,627,000     1,198,000
  Restructuring costs                       --     3,303,998            --                 --                --            --
  Merger costs                              --            --            --          2,563,573                --            --
                                  ------------   -----------   -----------        -----------       -----------   -----------
                                    42,337,441    41,317,535    32,585,000         14,015,573        14,393,922     6,211,679
                                  ------------   -----------   -----------        -----------       -----------   -----------

Income (Loss) from
 Operations                         (6,857,834)   (4,075,457)   (1,571,000)        (3,408,982)       (1,047,819)      752,008
Interest Expense                       687,083       246,000       338,000                 --                --            --
                                  ------------   -----------   -----------        -----------       -----------   -----------
Income (Loss) Before Income
 Taxes                              (7,544,917)   (4,321,457)   (1,909,000)        (3,408,982)       (1,047,819)      752,008
Benefit (Provision) For
 Income Taxes                         (382,798)       (4,233)       (4,512)            26,000           352,000      (294,000)
                                  ------------   -----------   -----------        -----------       -----------   -----------
Net Income (Loss) from
 Continuing Operations              (7,927,715)   (4,325,690)   (1,913,512)        (3,382,982)         (695,819)      458,008
Income (Loss) from
 Discontinued Operations              (825,000)    1,511,293     2,052,139            366,000         1,120,000    (2,335,000)
Loss on Disposal of
 Discontinued Operations            (3,237,588)           --            --                 --                --            --
                                  ------------   -----------   -----------        -----------       -----------   -----------
Net Income (Loss)                 $(11,990,303)  $(2,814,397)  $   138,627        $(3,016,982)      $   424,181   $(1,876,992)
                                  ============   ===========   ===========        ===========       ===========   ===========
Income (Loss) from
 Continuing
Operations Per Share
 (Basic & Diluted)                $      (1.01)  $     (0.63)  $     (0.30)       $     (0.63)      $     (0.14)  $      0.12
                                  ============   ===========   ===========        ===========       ===========   ===========

Income(Loss) Per Share
 (Basic & Diluted)                $      (1.53)  $     (0.41)  $      0.02        $     (0.56)      $      0.08   $     (0.50)
                                  ============   ===========   ===========        ===========       ===========   ===========
Shares Used in Computing
 Earnings
 (Loss) Per Share:
 Basic and Diluted                   7,842,518     6,888,104     6,371,651          5,400,785         5,040,731     3,765,467

Consolidated Balance Sheet
 Data:
  Cash                            $     69,493   $   302,279   $ 1,028,424        $   363,000       $ 1,463,000   $ 4,988,000
  Total assets                      16,497,094    22,622,569    21,585,236         12,328,000         8,220,000     5,883,000
  Long-term liabilities                 35,630     4,397,299     4,866,775            244,000           250,000         5,000
  Stockholders' equity
   (deficiency)                     (3,573,793)    7,070,515     8,276,832          4,419,000         4,222,000     3,403,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts,

View Tech, Inc.                                                          Page 11
--------------------------------------------------------------------------------

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

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                          Year Ended December 31
                                         -------------------------
                                           1999     1998     1997
                                         --------  -------  ------
Revenues:
  Product                                   67.7%    74.9%   80.1%
  Service                                   32.3     25.1    19.9
                                          ------    -----   -----
                                           100.0    100.0   100.0
                                          ------    -----   -----
Costs and Expenses:
  Cost of equipment sold                    54.8     53.7    57.0
  Cost of services provided                 16.5     12.0     9.4
  Sales and marketing expenses              28.0     21.0    20.5
  General and administrative expenses       20.0     15.4    18.2
  Restructuring costs                         --      8.9      --
                                          ------    -----   -----
                                           119.3    111.0   105.1
                                          ------    -----   -----

Loss from Operations                       (19.3)   (11.0)   (5.1)
Interest Expense                            (2.0)    (0.7)   (1.1)
                                          ------    -----   -----
Loss Before Income Taxes                   (21.3)   (11.7)   (6.2)
Provision for Income Taxes                  (1.1)    (0.0)   (0.0)
                                          ------    -----   -----
Net Loss from Continuing Operations        (22.4)   (11.7)   (6.2)
Discontinued Operations                    (11.4)     4.1     6.6
                                          ------    -----   -----
Net Income (Loss)                          (33.8)%   (7.6)%   0.4%
                                          ======    =====   =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------

Revenues

     Total revenues for the twelve months ended December 31, 1999 decreased by $1.8 million, or 5% to $35.5 million from $37.3 million in 1998. Product revenues fell by $3.9 million, or 14%, to $24.0 million from $27.9 million in the comparable period for 1998. The decrease in product revenues was primarily the result of a liquidity crisis which began in September and extended to late November which disrupted the Company's product supply and ability to fulfill customer orders. Service revenues for the twelve months ended December 31, 1999 increased by $2.1 million, or 23%, to $11.5 million from $9.4 million in the comparable period for 1998. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

View Tech, Inc.                                                          Page 12
--------------------------------------------------------------------------------

Costs and Expenses

     Cost of equipment sold for 1999 decreased by $0.6 million, or 3%, to $19.4 million from $20.0 million in 1998. Cost of equipment sold as a percentage of product revenue increased to 80.9% in 1999 from 71.6% in 1998. During the fourth quarter of 1999, the Company recorded a $1.6 million inventory reserve covering demonstration equipment, finished goods, and spare parts inventories. Approximately 75% of the inventory reserve applied to demonstration equipment which had not been sold by December 31, 1999. The remainder of the reserve applied to certain finished goods and excess spare parts. Management believes such reserves are adequate to reflect inventory at its net realizable value. It is reasonably possible that a change in the estimate could occur in the near term. In addition to the reserve causing the unfavorable year-to-year comparison, equipment margins shrank as part of an industry-wide trend away from large room systems to desktop systems and due to increased competition. Cost of services provided for 1999 increased by $1.4 million, or 31%, to $5.9 million from $4.5 million in 1998. Cost of services provided as a percentage of service revenue increased to 51.1% in 1999 from 47.8% in 1998. Service margins decreased as a result of adding personnel and bridging equipment to the cost base in advance of increased installation and bridging revenues.

     Selling and marketing expenses for 1999 increased $2.1 million, or 27%, to $9.9 million from $7.8 million in 1998. Selling and marketing expenses as a percentage of revenues increased to 28.0% in 1999 from 21.0% in 1998. The increase in selling and marketing expenses was primarily due to higher sales compensation and recruitment fees as a result of hiring additional sales personnel ($1.2 million) and other operating expenses incurred as a result of the increased number of sales offices ($0.9 million).

     General and administrative expenses for 1999 increased by $1.4 million, or 24%, to $7.1 million from $5.7 million in 1998. General and administrative expenses as a percentage of total revenues increased to 20.0% in 1999 from 15.4% in 1998. The increase in general and administrative expenses was primarily due to incurring an extraordinary amount of legal and consulting fees related to managing the Company through its liquidity crisis and negotiations with its bankers, trade creditors, and subordinated lenders ($0.8 million) and a $0.4 million accrual for employee retention bonuses.

     The Company recorded a restructuring charge of $3.3 million during 1998. The components of the restructuring charge were an impairment write-down of goodwill of $1.5 million, employee termination costs of $1.1 million and other costs of $0.7 million.

     Interest expense for 1999 increased by $0.4 million, or 179%, to $0.7 million from $0.3 million in 1998. Interest expense as a percentage of total revenues increased to 2.0% in 1999 from 0.7% in 1998. The increase in interest expense was a result of writing off the unamortized balance of its line of credit origination fee ($0.3 million) and one month of amortization of debt issuance costs relating to the forbearance agreement and the subordinated debt ($0.2 million).

     Loss from discontinued operations increased by $5.6 million from income of $1.5 million in the year ended December 31, 1998 to a loss of $4.1 million in the comparable period for 1999. Discontinued operations incurred an operating loss of ($0.8) million for the year ended December 31, 1999 compared to operating income of $1.5 million for the year ended December 31, 1998. The primary factor driving the year-to-year decline in operating results were significant commission rate cuts (30-40%) effected by the Regional Bell Operating Companies in 1999. In addition, for the year ended December 31, 1999, a $3.3 million loss on disposal of discontinued operations was recognized.

     Net loss increased $9.2 million to a loss of $12.0 million in 1999 from a loss of $2.8 million in 1998. Net loss as a percentage of revenues increased

View Tech, Inc.                                                          Page 13
--------------------------------------------------------------------------------

to (33.8)% for 1999 compared to (7.6)% for 1998. Net loss per share increased to a loss of $(1.53) for 1999 compared to loss per share of $(0.41) for 1998. The weighted average number of shares outstanding increased to 7,842,518 for 1999 from 6,888,104 in 1998, primarily due to the full year impact of the issuance of common stock through a private placement in November 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------

Revenues

     Total revenues for the twelve months ended December 31, 1998 increased by $6.2 million, or 20%, to $37.2 million from $31.0 million in 1997. The increase in revenues was primarily related to the Company's nationwide expansion of its videoconferencing business by opening new sales offices and hiring sales personnel.

Costs and Expenses

     Cost of equipment sold for 1998 increased by $2.3 million, or 13%, to $20.0 million from $17.7 million in 1997. Cost of equipment sold as a percentage of product revenue increased slightly to 71.6% in 1998 from 71.2% in 1997. Cost of services provided for 1998 increased by $1.6 million, or 53%, to $4.5 million from $2.9 million in 1998. Cost of services provided as a percentage of service revenue increased slightly to 47.8% in 1998 from 47.3% in 1997. Cost of equipment sold and services provided as a percentage of product sales and service revenues decreased to 65.7% in 1998 from 66.4% in 1997. The percentage decrease is primarily related to an increase in service business. Service business provides a higher profit margin than equipment sales.

     Selling and marketing expenses for 1998 increased by $1.5 million, or 23%, to $7.8 million from $6.3 million in 1997. Selling and marketing expenses as a percentage of revenues remained constant at 21% in 1998 and in 1997. The increase in selling and marketing expenses was primarily due to higher sales compensation as a result of hiring additional sales personnel ($1.1 million) and other operating expenses incurred as a result of the increased number of sales offices ($0.4 million).

     General and administrative expenses for 1998 increased by $0.1 million, or 2%, to $5.7 million from $5.6 million in 1997. General and administrative expenses as a percentage of total revenues decreased to 15.4% in 1998 from 18.2% in 1997. The percentage decrease was primarily due to synergies achieved as part of the integration and restructuring efforts.

     The Company recorded a restructuring charge of $4.2 million during 1998 ($3.3 million related to video operations and $0.9 million related to discontinued operations) which resulted in an increase in loss from operations of $2.5 million from a loss of $1.6 million in 1997 to a loss of $4.1 million in 1998.

     The significant components of the restructuring charge were an impairment write-down of goodwill of $1.5 million, employee termination costs of $1.8 million and facility exit costs of $0.2 million.

     Interest expense decreased by $92,000 to $246,000 in 1998 compared to $338,000 in 1997. This decrease was primarily due to lower borrowings related to video related credit facilities and capital lease obligations.

     Discontinued operations realized a profit for the twelve months ended December 31, 1998 of $1.5 million, a decrease of $.6 million, or 26%, from the $2.1 million profit realized for the comparable period in 1997. Two factors driving the decline in operating results were the declining results of the outside network sales business (commission rate cuts by RBOC's)

View Tech, Inc.                                                          Page 14
--------------------------------------------------------------------------------

and the increase in general management costs of the discontinued operation (no synergies achieved from the mergers/acquisitions).

     Net income decreased by $2.9 million to a loss of $2.8 million in 1998 from net income of $.1 million. Net loss as a percentage of revenues was (7.6)% for 1998 compared to net income as a percentage of revenues of 0.4% for 1997. Net income (loss) per share decreased to a loss of $(0.41) for 1998 compared to income per share of $0.02 for 1997. The weighted average number of shares outstanding increased to 6,888,104 for 1998 from 6,371,651 in 1997, primarily due to the private placement completed in November 1998.

Liquidity and Capital Resources

     View Tech has financed its recent operations with the proceeds from private placements of equity securities, bank debt, secured interim loans, and vendor credit arrangements

     Effective November 21, 1997, the Company entered into a Credit Agreement (the "Agreement") with Imperial Bank and BankBoston (now Fleet Bank). On August 5, 1999, the Company received a Notice of Event of Default and Notice of Reservations of Rights from the lenders. On November 23, 1999, the Company signed a six-month forbearance agreement with the Banks to be implemented in conjunction with an infusion of $2.0 million in subordinated debt. During the term of the forbearance period, the maximum aggregate amount of the facility will be equal to $4.75 million subject to certain collateral base adjustments. Subject to certain default provisions, which include the failure to pay certain obligations, the departure of the current, interim chief executive officer and president, or a particular material event concerning the Company, the forbearance would continue until May 31, 2000. Interest on the sum owed is set at the prime rate plus 2-1/2%. Interest on any over-advances is the prime rate plus 4%. At December 31, 1999, the interest rate was 11.0%. At December 31, 1999, amounts utilized were $4,363,527.

     In return, the lenders received the following consideration: the exercise price of the lenders' existing 80,000 warrants, which are exercisable until November 21, 2004, was changed to $1.63 from $4.50. The change was effective as of the date of the forbearance agreement. Under the forbearance agreement, the lenders will also receive a supplemental fee of $150,000.

     The Company, as noted above, secured interim loans totaling $2.0 million, of which $1.5 million came from individual investors, and $0.5 million in credit from one of the Company's suppliers. The individual investors and the supplier are to be re-paid in seven months with interest at the prime rate plus 2-1/2% for the $2 million in loans. In return, the Company pledged all of its assets, in a subordinated position to the Banks, to the subordinated lenders. Further, the Company issued 925,000 shares of 5-year exercisable warrants to these subordinated lenders, on a proportional basis of each investor's investment, with an exercise price of $1.625 a share.

     The Company does not believe it has available funds to meet the Company's working capital requirements for the foreseeable future. It has incurred a net loss of $11,990,303 during the year ended December 31, 1999, a working capital deficit of $6,172,005, and stockholders' deficiency of $3,573,793 at December 31, 1999. In addition, the Company is in default of the repayment terms of its obligations related to a credit agreement and has obtained relief through a forbearance agreement which expires on May 31, 2000. The Company has subordinated debt of $2,000,000 due on June 30, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern and as a consequence, the report of the independent certified public accountants for the year ended December 31, 1999 includes a going concern explanatory paragraph.

     Management's plan is to complete the proposed merger with ACUC. However, there is no assurance that the merger will be ultimately consummated. Accordingly, the consolidated financial statements do not include any

View Tech, Inc.                                                          Page 15
--------------------------------------------------------------------------------

adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flow

     Net cash used by operating activities for the twelve months ended December 31, 1999 was $1.3 million, primarily caused by the Company's net loss of $12.0 million and a decrease in accrued restructuring charges of $0.9 million, partially offset by a decrease in accounts receivable of $1.2 million, an increase in accounts payable of $1.7 million, an increase in deferred revenue of $1.2 million and an increase in payroll and other accrued liabilities of $1.0 million. The non cash and non operating components of net loss include depreciation and amortization of $1.1 million, a $1.6 million reserve on inventory and the loss on discontinued operations of $4.1 million.

     Net cash provided by discontinued operations for the twelve months ended December 31, 1999 was $0.1 million.

     Net cash used by investing activities for the twelve months ended December 31, 1999 was $0.9 million, relating to the purchase of office furniture and computer and bridging equipment.

     Net cash provided by financing activities for the twelve months ended December 31, 1999 was $1.8 million, resulting from the issuance of subordinated debt ($1.5 million) and common stock ($.3 million).

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137 deferred the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its financial position, results of operations, or cash flows.

Year 2000

     The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many existing computer software programs and operating systems were designed such that the year 1999 was the maximum date that they would be able to process accurately. The failure of the Company's computer software programs, operating systems and product to process the change in calendar year from 1999 to 2000 had the potential to result in system malfunctions or failures. In the conduct of operations, the Company relies on equipment and commercial computer software primarily provided by independent vendors. In anticipation of potential system malfunctions or failures the Company undertook an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to equipment, computer systems and product and with respect to vendors, and other parties with whom it conducts a substantial amount of business.

     To address the Year 2000 issue, management initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as to identify critical third parties and major vendors, such as PictureTel, Polycom, and VTEL Corporation; and other parties such as Landlords and utility companies, which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company's main computer applications include Platinum accounting software, Clientele customer service

View Tech, Inc.                                                          Page 16
--------------------------------------------------------------------------------

software, and OMS, the Company's internally developed Order Management System. Individual desktop computers are running on a Windows 95, 98 or NT operating system and include desktop applications such as Microsoft Office 97. The Company uses Dell personal computers on most desktops.

     For the year ended December 31, 1999, the Company spent a total of approximately $50,000 in connection with addressing the Year 2000 problem and does not anticipate any significant future costs. These costs were largely due to upgrading software systems and equipment. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company funded the foregoing from operating cash flow.

     Since the change in the calendar from 1999 to 2000, the Company has not experienced any system malfunctions or failures. In addition, the Company has not experienced any loss in revenues due to the Year 2000 problem. Based on information to date, the Company is not aware of Third Parties with whom it conducts a significant amount of business that have experienced a material Year 2000 readiness issue affecting their ability to operate their business or raise adequate revenue to meet their contractual obligations to us. Although prepared to commit the necessary resources to enforce its contractual rights in the event any third parties with whom it conducts business encounter Year 2000 issues, the Company does not expect to incur any additional amounts to continue to monitor and prevent Year 2000 malfunctions and failures because it does not expect to encounter any material Year 2000 issues. Consequently, the Company does not feel that a contingency plan is necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company maintains borrowings under a forbearance agreement with Imperial Bank and Fleet Bank and under a subordinated debt agreement which are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                VIEW TECH, INC.
                         INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Reports of Independent Certified Public Accountants ................. 17

Consolidated Balance Sheets as of December 31, 1999 and 1998 ........ 19

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997 ................................. 20

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  years ended December 31, 1999, 1998 and 1997....................... 21

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997 ................................. 22

Notes to Consolidated Financial Statements........................... 23

View Tech, Inc.                                                          Page 17
--------------------------------------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of
View Tech, Inc.

We have audited the accompanying consolidated balance sheet of View Tech, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of View Tech, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $11,990,303 during the year ended December 31, 1999, and, as of December 31, 1999, has a working capital deficit of $6,172,005 and stockholders' deficiency of $3,573,793. In addition, the Company is in default of the repayment term of its obligations related to a credit agreement and has obtained relief through a forbearance agreement which expires on May 31, 2000. The Company has subordinated debt of $2,000,000 due on June 30, 2000. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                             /s/ BDO Seidman, LLP

Los Angeles, California
March 10, 2000

View Tech, Inc.                                                          Page 18
--------------------------------------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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


                                                  /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 21, 1999

View Tech, Inc.                                                          Page 19
--------------------------------------------------------------------------------

                                VIEW TECH, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                  --------------------------
                                                                      1999           1998
                                                                  ------------   -----------
                                       ASSETS
CURRENT ASSETS:
 Cash                                                             $     69,493   $   302,279
 Accounts receivable, net of reserves of $355,000 and
  $219,659, respectively                                             9,201,821    10,594,863
 Inventory                                                           2,824,578     4,223,390
 Other current assets                                                1,510,947       509,797
 Net assets of discontinued operations                                 256,412     4,455,351
                                                                  ------------   -----------

   Total Current Assets                                             13,863,251    20,085,680

PROPERTY AND EQUIPMENT, net                                          2,223,505     1,948,662
OTHER ASSETS                                                           410,338       588,227
                                                                  ------------   -----------

                                                                  $ 16,497,094   $22,622,569
                                                                  ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                 $  7,836,416   $ 6,644,930
 Current portion of long-term debt                                   4,510,322       130,794
 Subordinated debt                                                   2,000,000            --
 Accrued payroll and related costs                                   1,275,531       956,982
 Deferred revenue                                                    3,160,183     1,940,579
 Accrued restructuring costs                                            80,449     1,026,496
 Other current liabilities                                           1,172,356       454,974
                                                                  ------------   -----------

   Total Current Liabilities                                        20,035,257    11,154,755
                                                                  ------------   -----------
LONG-TERM DEBT                                                          35,630     4,397,299
COMMITMENTS AND CONTINGENCIES                                      -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, par value $.0001, authorized
  5,000,000 shares, none issued or outstanding                              --            --
 Common stock, par value $.0001, authorized
  20,000,000 shares, issued and outstanding 7,921,135 and
  7,722,277 shares at December 31, 1999 and 1998, respectively             792           772
 Additional paid-in capital                                         16,607,566    15,261,591
 Accumulated deficit                                               (20,182,151)   (8,191,848)
                                                                  ------------   -----------
   Total Stockholders' Equity (Deficiency)                          (3,573,793)    7,070,515
                                                                  ------------   -----------
                                                                  $ 16,497,094   $22,622,569
                                                                  ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

View Tech, Inc.                                                          Page 20
--------------------------------------------------------------------------------

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended December 31
                                                 ------------------------------------------
                                                     1999           1998           1997
                                                 ------------    -----------    -----------
Revenues:
 Product                                         $ 24,024,119    $27,902,078    $24,851,000
 Service                                           11,455,488      9,340,000      6,163,000
                                                 ------------    -----------    -----------
                                                   35,479,607     37,242,078     31,014,000
                                                 ------------    -----------    -----------
Costs and Expenses:
 Costs of equipment sold                           19,438,124     19,991,620     17,689,000
 Cost of services provided                          5,853,940      4,463,000      2,915,000
 Sales and marketing expenses                       9,955,816      7,830,654      6,346,000
 General and administrative expenses                7,089,561      5,728,263      5,635,000
 Restructuring costs                                       --      3,303,998             --
                                                 ------------    -----------    -----------
                                                   42,337,441     41,317,535     32,585,000
                                                 ------------    -----------    -----------

Loss from Operations                               (6,857,834)    (4,075,457)    (1,571,000)

Interest Expense                                      687,083        246,000        338,000
                                                 ------------    -----------    -----------

Loss Before Income Taxes                           (7,544,917)    (4,321,457)    (1,909,000)

Provision for Income Taxes                           (382,798)        (4,233)        (4,512)
                                                 ------------    -----------    -----------
Loss from Continuing Operations                    (7,927,715)    (4,325,690)    (1,913,512)


Discontinued Operations:
 Income (Loss) from Discontinued Operations          (825,000)     1,511,293      2,052,139
 Loss on Disposal of Discontinued Operations       (3,237,588)            --             --
                                                 ------------    -----------    -----------
Net Income (Loss)                                $(11,990,303)   $(2,814,397)   $   138,627
                                                 ============    ===========    ===========

Loss from Continuing Operations
Per Share (Basic and Diluted)                    $      (1.01)   $     (0.63)   $     (0.30)
                                                 ============    ===========    ===========
Income (Loss) from Discontinued Operations
 Per Share (Basic and Diluted)                    $      (0.52)   $     0.22    $      0.32
                                                 ============    ===========    ===========

Earnings (Loss) Per Share (Basic and Diluted)    $      (1.53)   $     (0.41)   $      0.02
                                                 ============    ===========    ===========

Shares Used In Computing Earnings (Loss)
 Per Share:
  Basic and diluted                                 7,842,518      6,888,104      6,371,651
                                                 ============    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

View Tech, Inc.                                                          Page 21
--------------------------------------------------------------------------------

                                VIEW TECH, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                   Total
                                                                Additional                      Stockholders'
                                             Common Stock         Paid-In        Accumulated       Equity
                                          ------------------
                                           Shares     Amount      Capital          Deficit      (Deficiency)
                                          ---------   ------    -----------     ------------    -------------
Balance, January 1, 1997                  5,666,814   $  567    $ 9,934,236     $ (5,516,078)   $   4,418,725

 Issuance of common stock                   736,662       74      3,172,333               --        3,172,407
 Shares issued under stock
  option plan                               113,648       11         56,914               --           56,925
 Shares issued in connection with
  exercise of warrants                       72,447        7        364,853               --          364,860
 Issuance of warrants in connection
  with new banking relationship                  --       --        125,288               --          125,288
 Net income                                      --       --             --          138,627          138,627
                                          ---------   ------    -----------     ------------    -------------

Balance, December 31, 1997                6,589,571      659     13,653,624       (5,377,451)       8,276,832

 Issuance of common stock                   985,872       98      1,554,973               --        1,555,071
 Shares issued under stock
  option plan                               146,584       15         51,744               --           51,759
 Shares issued in connection with
  exercise of warrants                          250       --          1,250               --            1,250
 Net loss                                        --       --             --       (2,814,397)      (2,814,397)
                                          ---------   ------    -----------     ------------    -------------

Balance, December 31, 1998                7,722,277   $  772    $15,261,591     $ (8,191,848)   $   7,070,515

 Shares issued under stock option
  and purchase plans                        198,858       20        264,570               --          264,590
 Issuance of warrants in connection
  with subordinated debt                         --       --      1,081,405               --        1,081,405
 Net loss                                        --       --             --      (11,990,303)     (11,990,303)
                                          ---------   ------    -----------     ------------    -------------

Balance, December 31, 1999                7,921,135   $  792    $16,607,566     $(20,182,151)   $  (3,573,793)
                                          =========   ======    ===========     ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

View Tech, Inc.                                                          Page 22
--------------------------------------------------------------------------------

                                VIEW TECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Year Ended December 31
                                                    ------------------------------------------
                                                        1999           1998          1997
                                                    ------------    -----------   -----------
Cash Flows from Operating Activities:
 Net income (loss)                                  $(11,990,303)   $(2,814,397)  $   138,627
 Adjustments to reconcile net income(loss)
  to net cash used by operating activities:
    Depreciation and amortization                        626,483        559,213       472,245
    Non-cash restructuring expenses                           --      1,491,392            --
    Reserve on accounts receivable                       164,307        179,000        51,480
    Reserve on inventory                               1,602,000        163,020            --
    Discontinued operations                            4,062,588     (1,511,293)   (2,052,139)
Changes in assets and liabilities:
    Accounts receivable                                1,228,735     (1,705,815)   (3,218,242)
    Inventory                                           (203,188)    (2,282,287)     (333,373)
    Other assets                                         258,144       (205,747)      (77,695)
    Accounts payable                                   1,691,486        975,586       302,449
    Accrued merger costs                                      --             --    (1,160,495)
    Accrued restructuring charges                       (946,047)     1,026,496            --
    Accrued payroll and related costs                    318,549        (58,364)    1,015,346
    Deferred revenue                                   1,219,604        853,418     1,087,161
    Other current liabilities                            717,382        134,886      (530,367)
                                                    ------------    -----------   -----------
     Net cash used by operating activities:           (1,250,260)    (3,194,892)   (4,305,003)
                                                    ------------    -----------   -----------

     Net cash provided (used) by discontinued
      operations                                         136,351      2,417,469    (2,578,090)
                                                    ------------    -----------   -----------

Cash Flows from Investing Activities:
 Purchase of property and equipment                     (901,326)      (868,430)     (856,063)
                                                    ------------    -----------   -----------

Cash Flows from Financing Activities:
 Net borrowings under lines of credit                    148,208       (218,896)       63,200
 Issuance of subordinated debt                         1,500,000             --            --
 Issuance of debt                                             --             --     4,622,061
 Repayments of capital lease and
  other debt obligations                                (130,349)      (469,476)           --
 Issuance of common stock, net                           264,590      1,608,080     3,719,480
                                                    ------------    -----------   -----------
   Net cash provided by financing activities:          1,782,449        919,708     8,404,741
                                                    ------------    -----------   -----------

Net Increase (Decrease) in Cash                         (232,786)      (726,145)      665,585
Cash, beginning of period                                302,279      1,028,424       362,839
                                                    ------------    -----------   -----------

Cash, end of period                                 $     69,493    $   302,279   $ 1,028,424
                                                    ============    ===========   ===========
Supplemental Disclosures:
Operating activities reflect:
 Interest paid                                      $    467,296    $   478,102   $   352,808
                                                    ============    ===========   ===========
 Income taxes paid                                  $     53,286    $   105,471   $     7,640
                                                    ============    ===========   ===========
Non-cash financing activity:
 Warrants issued in connection with
 subordinated debt recorded as debt
 issuance costs in other current assets             $  1,081,405    $        --   $        --
                                                    ============    ===========   ===========
 Subordinated debt issued in satisfaction
  of accounts payable                               $    500,000    $        --   $        --
                                                    ============    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

View Tech, Inc.                                                          Page 23
--------------------------------------------------------------------------------

                                View Tech, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE BUSINESS

     View Tech, Inc.("the Company"), a Delaware corporation, commenced operations in July 1992 as a California corporation. In June 1995, the Company completed an initial public offering of common stock. In November 1996, View Tech merged with USTeleCenters, Inc. ("UST"), a Massachusetts corporation, and the Company reincorporated in Delaware. In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("NSI"), a Vermont corporation headquartered in Burlington, Vermont. On February 18, 2000, the Company sold its subsidiaries, UST and NSI, to OC Mergerco 4, Inc. ("OCM") as further described in Note 6 and has treated these entities as discontinued operations. Upon the sale of UST and NSI, the Company operates in one segment, video product sales and service.

     The Company entered into a merger agreement in December 1999 with All Communications, Inc. ("ACUC"), a regional competitor of the Company headquartered in the State of New Jersey. The merger is pending subject to regulatory approval and stockholder approval. On completion of the merger, each outstanding share of ACUC common stock will be converted into the right to receive 3.3 shares of fully paid and non-assessable Company common stock, $.0001 par value per share. Based on the number of currently outstanding shares of ACUC and Company stock as of January 11, 2000, assuming that all outstanding options and warrants of the two companies are exercised, the shareholders of ACUC, will own approximately 74.5% of the outstanding common stock following consummation of the merger. There is no assurance that the merger will ultimately be consummated.

     The Company is a single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers from its 19 offices throughout the United States. The Company has equipment distribution partnerships with Accord Telecommunications, Cisco Systems, Ezenia, FVC.com, Intel Corporation, Lucent Technologies, Madge Networks, PictureTel Corporation, Polycom, Inc., Tandberg, VCON, and VTEL Corporation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     REVENUE RECOGNITION. The Company sells both products and services. Product revenue consists of revenue from the sale of video communications and telephone equipment and is recognized at the time of shipment. Service revenue is derived from services rendered in connection with the sale of new systems and from services rendered with respect to previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training, user training, and one-year parts-and-service warranty. The majority of these services are rendered at or prior to installation, and all of the revenue is recognized when services are rendered. Revenue related to extended warranty contracts is deferred and recognized over the life of the extended warranty period.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     PER SHARE DATA. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock

View Tech, Inc.                                                          Page 24
--------------------------------------------------------------------------------

outstanding.  Diluted earnings per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding and the effect of the potentially dilutive shares.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity not exceeding three months at the date of purchase to be cash equivalents.

     INVENTORIES. Inventories are accounted for on the basis of the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis. Included in inventory is demonstration equipment held for resale in the ordinary course of business. The Company generally sells its video demonstration equipment after the six-month holding period required by its primary equipment supplier.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and include improvements that significantly add to utility or extend useful lives. Depreciation of property and equipment is provided using straight-line and accelerated methods over estimated useful lives ranging from one to ten years. Expenditures for maintenance and repairs are charged to expense as incurred.

     INTANGIBLES. Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 15 years, its estimated useful life.

     LONG-LIVED ASSETS. The Company assesses the realizability of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets including intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1998, the Company recorded charges of approximately $1,465,000 relating to the impairment of goodwill that is included in restructuring costs in the consolidated statements of operations. During 1999, the Company recorded charges of $2.9 million relating to impairment of goodwill and fixed assets in connection with the sale of its discontinued operations.

     INCOME TAXES. The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes, which requires a liability approach to financial accounting and reporting for income taxes.

     Deferred taxes are recognized for timing differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     CONCENTRATION OF RISK. Items that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and the dependence on a major equipment vendor.

     Accounts receivable subject the Company to potential credit risk with customers. The Company performs on-going credit evaluations of its customers' financial condition but does not require collateral.

     Approximately 29% of the Company's revenues are attributable to the sale of equipment manufactured by PictureTel. Termination or change of the Company's business relationship with PictureTel, disruption in supply, failure of this supplier to remain competitive in quality, function or price, or a determination by such supplier to reduce reliance on independent distributors such as the Company could have a materially adverse effect on the Company.

     COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Other than net income

View Tech, Inc.                                                          Page 25
--------------------------------------------------------------------------------

(loss), the Company does not have any other components of comprehensive income
(loss) for each of the years ended December 31, 1999, 1998, and 1997.

     NEW ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137 deferred the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $11,990,303 during the year ended December 31, 1999, and at December 31, 1999 has a working capital deficit of $6,172,005, and stockholders' deficiency of $3,573,793. In addition, the Company is in default of the repayment terms of its obligations related to a credit agreement and has obtained relief through a forbearance agreement which expires on May 31, 2000 (Note 10). The Company has subordinated debt of $2,000,000 due on June 30, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plan is to complete the proposed merger with ACUC (Note 1). However, there is no assurance that the merger will be ultimately consummated. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 -- BUSINESS COMBINATION

     On November 29, 1996, the Company acquired USTeleCenters, which is an authorized sales agent for several of the Regional Bell Operating Companies ("RBOCs"). The transaction was accounted for as a pooling of interests in which USTeleCenters' shareholders exchanged all of their outstanding shares and options for View Tech common stock and options, respectively. USTeleCenters' shareholders and option holders (upon exercise of their options) received 2,240,976 shares of View Tech common stock and options to purchase 184,003 shares of View Tech common stock. The value of the transaction was approximately $16.5 million. In connection with the acquisition, the Company issued 24,550 shares in January 1997 to certain investment bankers.

NOTE 5 -- ACQUISITIONS

     On November 13, 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("NSI") a Vermont corporation. Pursuant to the terms of the Asset Purchase Agreement, (the "Agreement"), the Company acquired ownership of the assets and assumed certain liabilities of NSI, effective November 1, 1997. The aggregate purchase price for the net assets of NSI consisted of (i) $2,000,000 cash paid at the closing, (ii) a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum subsequently paid in full on November 21, 1998, (iii) a contingent note in the original amount of $250,000, bearing interest at the rate of 8% per annum and payable in full on November 21, 1999, and (iv) $400,000 paid by the issuance of 62,112 shares of the Company's common stock. The contingent note in the amount of $250,000 is due

View Tech, Inc.                                                          Page 26
--------------------------------------------------------------------------------

only if NSI, achieves EBIT, as defined, equal to or greater than $700,000 for the year ended December 31, 1998. In addition, View Tech is required to pay an additional amount equal to 40% of NSI's EBIT, as defined, in excess of $900,000 per calendar year commencing January 1, 1998 and ending December 31, 2000. The calculation of NSI's EBIT for the year ended December 31, 1998, was conclusively determined under the Agreement in December 1999 and a liability was calculated. This liability of $180,000 was assumed as part of the sale of UST and NSI by OC Mergerco 4, Inc. (see Note 6). The cash portion of the purchase price of $2,000,000 was paid utilizing the Company's bank line of credit. The excess of the acquisition price over the net assets acquired of approximately $2,708,000 was accounted for as goodwill and was being amortized over 15 years until December 1999 when an impairment loss of $2.1 million related to this goodwill was recognized as further described in Note 6. NSI, based in Burlington, Vermont, is an authorized agent selling Bell Atlantic services in Vermont, New Hampshire, upstate New York and western Massachusetts. The acquisition has been accounted for as a purchase transaction and, accordingly, the accompanying financial statements include the accounts and transactions of NSI since the acquisition date.

NOTE 6 -- DISCONTINUED OPERATIONS

     On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI. However, by the end of September 1999, the negotiations with the original purchaser relative to said sale were terminated without completing the sale. The Company, in September 1999, initiated discussions with alternative parties which ultimately resulted in finding a buyer for UST and NSI. On February 18, 2000, the Company completed the sale of its subsidiaries to OC Mergerco 4, Inc. The Company sold net assets of UST and NSI as of December 31, 1999 to OC Mergerco 4, Inc. for cash consideration amounting to $182,147 and shares of the Common Stock of the Purchaser's parent company, Pentastar Communications, Inc. which the Company valued at $74,265. This sale resulted in a loss of $2.9 million. OC Mergerco 4, Inc. also assumed a $180,000 commitment to Zoltan Keve, the former principal of NSI, related to certain agreements signed in conjunction with the Company's purchase of NSI in November 1997 (see
Note 5). In addition, the Company assumed the liability of funding the cash needs of the discontinued operation for the period January 1, 2000 to February 18, 2000 which amounted to $0.3 million. This liability was accrued at December 31, 1999 in the Company's financial statements.

     The balance sheets, statements of operations, and statements of cash flows have been restated to show the net effect of the discontinuance of the network business. Assets and liabilities to be disposed of consists of the following:

                                                                 December 31,
                                                          -------------------------
                                                              1999         1998
                                                          -----------   -----------
  Accounts receivable..................................   $ 1,807,000   $ 3,497,000
  Other current assets.................................       566,400       571,000
  Property and equipment...............................       280,012     1,600,000
  Goodwill.............................................           -0-     2,300,000
  Other assets.........................................        84,000       100,351
  Current liabilities..................................    (2,316,000)   (3,380,000)
  Long-term liabilities................................      (165,000)     (233,000)
                                                          -----------   -----------
     TOTAL.............................................   $   256,412   $ 4,455,351
                                                          ===========   ===========

Results of operations of UST and NSI are as follows:

View Tech, Inc.                                                          Page 27
--------------------------------------------------------------------------------

                                                             Twelve Months Ended December 31,
                                                        ---------------------------------------
                                                            1999          1998          1997
                                                        -----------   -----------   -----------
 Sales................................................  $12,453,000   $20,739,988   $18,930,306
 Cost and expenses....................................   13,071,000    18,947,102    16,849,164
                                                        -----------   -----------   -----------

 Operating income (loss)..............................     (618,000)    1,792,886     2,081,142
 Interest expense.....................................      207,000       281,593        29,003
                                                        -----------   -----------   -----------
                                                           (825,000)    1,511,293     2,052,139
 Disposal loss and accrual
  of future cash obligations..........................    3,237,588            --            --
                                                        -----------   -----------   -----------
 Net income (loss)....................................  $(4,062,588)  $ 1,511,293   $ 2,052,139
                                                        ===========   ===========   ===========

     In accordance with EITF 87-24, interest expense has been allocated to discontinued operations based on the debt that could be identified as specifically attributable to those operations. No general corporate overhead has been allocated to these operations.

NOTE 7 -- Restructuring and Other Costs

     During 1998, the Company recorded a restructuring and asset impairment charge of $4.2 million ($3.3 million related to continuing operations and $.9 million related to discontinued operations). The significant components of the restructuring charge are as follows:

     Impairment write-down of goodwill
       related to previous acquisitions..............  $1,465,000
     Employee termination costs......................   1,793,000
     Facility exit costs.............................     157,000
     Write-down of Property and Equipment............      27,000
     Travel related expenses.........................     140,000
     Consulting expenses.............................     322,000
     Other costs.....................................     297,013
                                                       ----------
                                                       $4,201,013
                                                       ==========

     The impairment write-down of goodwill relates to the Company's determination that there was no future expected cash flows from two acquisitions that represented $1,465,000 of goodwill. The employee termination costs relate to approximately 33 employees and officers of the Company. The Company closed one of its outside network sales offices. The Company also terminated its internet service provider reseller agreement. In connection with these decisions, the Company recorded employee termination, facility exit related expense, and a write-down of leasehold improvements. In addition, the Company's decision to eliminate duplicative corporate overhead functions resulted in employee termination and travel related expenses. The Company utilized the services of consultants in connection with the plan of restructuring.

     The total cash impact of the restructuring amounted to $2,709,621 of which $80,449 is included in the accompanying balance sheet at December 31, 1999. The Company anticipates the balance of the restructuring costs will be paid by February 29, 2000.

     The following table summarizes the activity against the restructuring charge:

     Restructuring Charge............................  $  4,201,013
         Cash paid...................................    (2,629,172)
         Non-cash expenses...........................    (1,491,392)
                                                       ------------
     Balance, December 31, 1999......................  $     80,449
                                                       ============

View Tech, Inc.                                                          Page 28
--------------------------------------------------------------------------------

NOTE 8 -- INVENTORY

Inventories are summarized as follows:

                                                DECEMBER 31,
                                          -------------------------
                                             1999           1998
                                          -----------    ----------
   DEMONSTRATION EQUIPMENT..............  $ 2,562,723    $1,664,031
   Finished goods.......................    1,301,902     2,261,965
   Spare parts..........................      724,973       460,414
                                          -----------    ----------
                                            4,589,598     4,386,410
   Reserve..............................   (1,765,020)     (163,020)
                                          -----------    ----------
                                          $ 2,824,578    $4,223,390
                                          ===========    ==========

     During the fourth quarter of 1999, the Company recorded an additional $1.6 million inventory reserve covering demonstration equipment, finished goods and spare parts inventories. Approximately 75% of the reserve applied to demonstration equipment which had not been resold by December 31, 1999. The remainder of the reserve applied to certain finished goods and excess spare parts. Management believes such reserves are adequate to reflect inventory at its net realizable value. It is reasonably possible that a change in the estimate could occur in the near term.

NOTE 9 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment are summarized as follows:

                                                 December 31,
                                          ------------------------
                                              1999        1998
                                          -----------  -----------
   Computer equipment and software .....  $ 1,569,619  $ 1,216,462
   Equipment............................    1,508,353    1,138,756
   Furniture and fixtures...............      570,777      469,001
   Leasehold improvements...............      409,252      332,456
                                          -----------  -----------
                                            4,058,001    3,156,675
   Less accumulated depreciation .......   (1,834,496)  (1,208,013)
                                          -----------  -----------
                                          $ 2,223,505  $ 1,948,662
                                          ===========  ===========

     Property and equipment under capital lease obligations, net of accumulated amortization, at December 31, 1999 and 1998 were $300,840 and $365,064, respectively.

NOTE 10 -- SUBORDINATED DEBT

     The Company secured interim loans totaling $2.0 million, of which $1.5 million came from individual investors and $0.5 million in credit from one of the Company's suppliers (Note 11). The individual investors and the supplier are to be re-paid in seven months with interest at the prime rate plus 2-1/2% for the $2.0 million in loans. In return, the Company pledged all of its assets in a junior position to the Banks, to the subordinated lenders. Further, the Company issued 925,000 5-year exercisable warrants to the subordinated lenders, on a proportional basis of each investor's investment with an exercise price of $1.625 a share (Note 11).


NOTE 11 -- LONG TERM DEBT

     View Tech, Inc. and its wholly-owned subsidiary, UST, entered into a $15 million credit agreement (the "Agreement") with Imperial Bank and BankBoston (now Fleet Bank) effective November 21, 1997. The Agreement provided for three separate loan commitments consisting of (i) a Facility A Commitment of up to $7 million for working capital purposes; (ii) a Facility B Commitment of up to $5 million, which expired on December 1, 1998; and (iii) a Facility C Commitment of up to $3 million for merger/acquisition activities. Amounts under the Agreement are collateralized by the assets of the Company. Funds available under the Agreement vary from time to time depending on many variables such as the amount of Eligible Trade Accounts Receivable and Eligible Inventory of the Company, as such terms are defined in the Agreement.

View Tech, Inc.                                                          Page 29
--------------------------------------------------------------------------------

     On August 5, 1999, the Company received a Notice of Event of Default and Notice of Reservations of Rights from the lenders. The Facility C Commitment was terminated. On November 23, 1999, the Company signed a six-month forbearance agreement to be implemented in conjunction with an infusion of $2.0 million in subordinated debt (Note 10). During the term of the forbearance period, the maximum aggregate amount of the Facility A facility will be equal to $4.75 million subject to collateral base adjustments. Subject to certain default provisions, which include the failure to pay certain obligations, the departure of the current, interim chief executive officer and president, or a particular material event concerning the Company, the forbearance continues until May 31, 2000. Interest on the sum owed on Facility A is set at the prime rate plus 2-1/2%. Interest on any over-advances is the prime rate plus 4%. At December 31, 1999, the interest rate on Facility A was 11%. At December 31, 1999, amounts utilized under the Facility were $4,363,527.

     In return, the lenders received the following consideration: the exercise price of the lenders' existing 80,000 warrants, which are exercisable until November 21, 2004, was changed to $1.63 from $4.50 as of the date of the forbearance agreement. Under the forbearance agreement, the lenders will also receive a supplemental fee of $150,000. The fee was deferred and is being amortized to expense over the forbearance period.

     The change of the exercise price of the lenders' existing warrants and the issuance of warrants to the subordinated lenders at $1.63 and $1.625, respectively required the recognition of $1,081,405 in deferred debt issuance costs and additional paid-in capital. The fair value of the warrants at the repricing/issuance dates was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life - 1 year; volatility - 74.08%; dividend yield -0.00%; interest rate - 6.00%. Deferred debt issuance costs of $901,171 were included in other current assets at December 31, 1999.

Long-term debt consists of the following:

                                                   DECEMBER 31,
                                             -------------------------
                                               1999            1998
                                             --------       ----------
   LINE OF CREDIT (NOTE 9).................  $4,363,527     $4,215,319
   CAPITAL LEASE OBLIGATIONS...............     182,425        312,774
                                              ---------      ---------
                                              4,545,952      4,528,093
   LESS CURRENT MATURITIES.................   4,510,322        130,794
                                              ---------      ---------
                                             $   35,630     $4,397,299
                                              =========      =========

Capital Lease Obligations

     The Company leases certain equipment and furniture under capital lease arrangements. The following is a schedule of future minimum lease payments

View Tech, Inc.                                                          Page 30
--------------------------------------------------------------------------------

required under capital leases, together with their present value as of December 31, 1999:

          Years Ending December 31,
          2000....................................  $ 156,331
          2001....................................     33,596
          2002....................................      5,613
                                                    ---------
          Net minimum lease payments..............    195,540
          Less amount representing interest.......     13,115
                                                    ---------
          Present value of net minimum
           lease payments.........................  $ 182,425
                                                    =========

     The current portion due under capital lease obligations at December 31, 1999 and 1998 was $146,795 and $130,794, respectively.

Note Payable to Former NSI Owner

     In connection with the Company's acquisition of NSI, part of the purchase price consisted of a promissory note in the original amount of $250,000, bearing interest at the rate of 8% per annum which was paid in full on November 21, 1998.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

The Company leases various facilities under operating leases expiring through 2003. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 1999, 1998, and 1997, were approximately $1,219,000, $908,000, and $859,000, respectively.

     Minimum future rental commitments under non-cancelable operating leases are as follows:

          Years Ending December 31,
          2000 ...................................  $1,047,894
          2001 ...................................     891,566
          2002 ...................................     705,155
          2003 and thereafter ....................     922,464
                                                    ----------
                                                    $3,567,079
                                                    ==========

     The Company has been named as a defendant in employee-related lawsuits or claims before administrative boards filed by former employees of UST and/or NSI. The Company is vigorously defending itself against such matters and does not expect the outcome to have a material adverse impact on its financial position, results of operations or cash flow.

NOTE 13 -- COMMON AND PREFERRED STOCK

     COMMON STOCK. In November 1996, the Company increased the number of shares of common stock authorized for issuance from 10,000,000 to 20,000,000 and changed the par value of its stock from $0.01 to $0.0001 per share.

     WARRANTS AND OPTIONS. Included in the public stock offering in June 1995, was the sale of 575,000 warrants to the public. All warrants were exercisable at $5.00 per share for a period of two years commencing one year after the effective date of the registration statement. All unexercised warrants expired on June 15, 1998.

View Tech, Inc.                                                          Page 31
--------------------------------------------------------------------------------

     Upon consummation of the public offering, the Company issued the underwriter 120,000 warrants to purchase common stock of the Company at an exercise price of $6.75 or 135% of the public offering price per share. Such warrants may be exercised at any time during the period of five years commencing June 15, 1995. In addition, the Company issued the underwriters 50,000 warrants at an exercise price of $6.918 per warrant or 138% of the public offering price. Each warrant is exercisable into one share of common stock at a price of $6.918 per share for a three-year period commencing on June 15, 1995. These warrants expired on June 15, 1998.

     In connection with the Company's credit agreement, the Company issued common stock warrants for the purchase of 80,000 shares of the Company's common stock. During 1998, the exercise price of the warrants was reduced to $4.50 per share. The exercise price was further reduced to $1.63 per share in connection with the forbearance agreement signed on November 23, 1999. The warrants are exercisable until November 21, 2004.

     PRIVATE OFFERINGS. In the first quarter of 1997, the Company completed a private placement with Telcom Holding, LLC, a Massachusetts limited liability company ("Telcom") formed by The O'Brien Group, Inc., a Massachusetts corporation. Telcom purchased (i) 650,000 shares of Common Stock and (ii) Common Stock Purchase Warrants exercisable at $6.50 per share of the Company to purchase up to 325,000 shares of Common Stock. The Company issued additional Common Stock Purchase Warrants to certain managing members of Telcom for the purchase of 162,500 shares of Common Stock at a purchase price per share of $6.50.

     On August 18, 1998, the Company received a notice (the "Initial Notice") from NASDAQ that it did not meet the applicable listing requirements as of June 30, 1998 because it did not have $4,000,000 in net tangible assets and therefore its Common Stock was subject to delisting. The Company sought immediate action to rectify this situation through the private placement of 826,668 shares of the Company's Common Stock to accredited investors. The offering was completed on November 10, 1998 and raised $1.2 million. Subsequently, in February, 1999, NASDAQ informed the Company that it was closing its de-listing proceedings. However, in or about January 2000, NASDAQ has informed the Company that it must re-apply for NASDAQ national market listing after the merger with ACUC and that it may not be approved to remain on the NASDAQ national market exchange.

     PREFERRED STOCK. The Company has 5,000,000 shares of authorized Preferred Stock. In November 1996, the Company changed the par value of the preferred stock from $0.01 to $0.0001 per share. The Preferred Stock may be issued in one or more series with such rights and preferences as may be determined by the Board of Directors. No shares of preferred stock have been issued.

     EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 500,000 shares of Common Stock, (pursuant to the Amendment of the Purchase Plan approved by the Board of Directors of June 3, 1998), may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. Shares are purchased through accumulation of payroll deductions (of not less than 1% nor more than 10% of the employees compensation, as defined not to exceed 2,000 shares per purchase period) for the number of whole shares, determined by dividing the balance in the employee's account by the purchase price per share which is equal to 85% of the fair market value of the Common Stock, as defined. In 1999 and 1998, 114,504 and 159,204 shares were purchased under this Plan. The Company, in February 2000, terminated the Employee Stock Purchase Plan program.

     STOCK OPTION PLAN. In July 1994, the Company began granting stock options to key employees, consultants and certain non-employee directors. The options are intended to provide incentive for such persons' service and future services

View Tech, Inc.                                                          Page 32
--------------------------------------------------------------------------------

to the Company thereby promoting the interest of the Company and its stockholders.

     The Company currently maintains four stock option plans that generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change in control, as defined, of the Company. The Company has authorized an aggregate of 2,322,000 shares of common stock to be available under all the current option plans.

     On October 20, 1998, the Company's Board of Directors authorized the repricing of certain options previously issued to employees. In accordance with APB Opinion 25, which the Company applies in accounting for its stock option plans, no additional compensation was recognized on the repricing of these options since the fair value of the common stock on this date was less than or equal to the revised exercise price of the options.

     On April 16, 1999 the Board of Directors authorized the Company to transfer all unused or returned as unexercised stock options in the 1995 Stock Option Plan to be transferred into the 1997 Stock Incentive Plan. The stockholders approved this transfer at the annual meeting on or about May 25, 1999. An S-8 was filed with the Commission to reflect this transfer into the 1997 Stock Incentive Plan.

     On April 16, 1999, the Board of Directors authorized an additional 400,000 stock options to be added to the 1997 Special Non-Officer Stock Option Plan. An S-8 filing to reflect that addition of stock options is expected to be filed no later than April 2000.

     On or about November 10, 1999, in an addendum to the October 8, 1999 employment contract among the Company, Nightingale & Associates and S. Douglas Hopkins, the Company agreed to provide stock options in the amount of 195,000 to
S. Douglas Hopkins or his designees. The stock options are to be immediately vested upon registration and can be exercised over five years from the date of the grant. The strike or exercise price of the stock option award is $1.75, which was the fair market value on October 8, 1999 and which amount was above fair market value of the stock as of November 10, 1999. The Company also provided additional compensation to Mr. Hopkins or his designees which can be, and is now expected to be provided in the nature of 156,000 shares of common stock at the fair market value when Mr. Hopkins satisfactorily completes his tenure as Chief Executive Officer and President of the Company. The stock options and stock grant, however, have not, at present been registered with the Commission in any S-8 or other filing at this time.

Activity in the plans on a consolidated basis is summarized as follows:

                                                                       Wtd. Avg.
                                            Number of       Price      Exercise
                                              Shares      per Share     Price
                                            ---------   -------------  --------
Options Outstanding at January 1, 1997      1,041,605    .250 - 7.250     $4.09
 Granted                                      617,500   3.000 - 5.812      3.21
 Exercised                                   (113,535)   .250 - 6.250      0.50
 Canceled                                    (154,500)  5.812 - 7.625      6.80
                                            ---------   -------------     -----
Options Outstanding at December 31, 1997    1,391,070    .250 - 7.625      3.69
 Granted                                      669,960   2.250 - 4.940      2.91
 Exercised                                   (146,584)   .250 - 5.000      0.35
 Canceled                                    (481,130)  3.000 - 7.630      4.83
                                            ---------   -------------     -----
Options Outstanding at December 31, 1998    1,433,316    .250 - 7.630      3.21
 Granted                                    1,273,850   1.500 - 2.250      1.89
 Exercised                                    (65,700)   .250 - 3.000      1.24
 Canceled                                    (784,838)  1.750 - 7.625      3.44
                                            ---------   -------------     -----
Options Outstanding at December 31, 1999    1,856,628    .250 - 7.500     $2.34
                                            =========   =============     =====

View Tech, Inc.                                                          Page 33
--------------------------------------------------------------------------------

     At December 31, 1999, 741,971 options were exercisable at a weighted average exercise price of $2.87 per share. The options outstanding at December 31, 1999 have a weighted average remaining contractual life of 7.93 years.

     The range of exercise prices for options outstanding and options exercisable at December 31, 1999 are as follows:

                    Options Outstanding                     Options Exercisable
  ------------------------------------------------------   ---------------------
                                 Weighted
                                  Average
                                 Remaining      Average                  Average
     Range of        Options    Contractual    Exercise      Options    Exercise
  Exercise Price   Outstanding  Life (Years)     Price     Exercisable    Price
  ---------------  -----------  -----------   ----------   -----------  --------
  $0.250 - $2.250  1,160,736        7.87        $1.71        205,736      $1.04
   2.375 -  2.375    200,000        9.00         2.38        150,000       2.38
   2.500 -  2.500    140,310        8.96         2.50        123,098       2.50
   2.688 -  2.875     20,000        8.69         2.76          3,500       2.77
   3.000 -  3.000    148,582        7.59         3.00         90,137       3.00
   3.062 -  6.250     78,000        7.37         3.97         60,500       4.24
   6.375 -  6.375     55,000        6.48         6.38         55,000       6.38
   6.625 -  6.625     50,000        5.54         6.63         50,000       6.63
   7.500 -  7.500      4,000        5.87         7.50          4,000       7.50
  ---------------  ---------        ----        -----        -------      -----
  $0.250 - $7.500  1,856,628        7.93        $2.34        741,971      $2.87

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

                                                 December 31,
                                  ----------------------------------------
                                      1999           1998          1997
                                  ------------    -----------   ----------
     Net Income (Loss)
         As reported              $(11,990,303)   $(2,814,397)  $  138,627
         Pro forma                 (12,584,803)    (3,164,942)      (8,531)

     Earnings (Loss) Per Share
      (Basic and Diluted)
         As reported              $      (1.53)   $     (0.41)  $     0.02
         Pro forma                       (1.60)         (0.46)       (0.00)

     The weighted average fair value at the date of grant for options granted during the years ended December 31, 1999, 1998, and 1997, was $1.23, $2.91, and $4.83, respectively. The fair value of options at the grant date was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life - 5.0 years; volatility - 74.08%; dividend yield - 0%; interest rate - 6.0%.

NOTE 14 -- EARNINGS (LOSS) PER SHARE

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

View Tech, Inc.                                                          Page 34
--------------------------------------------------------------------------------

     The reconciliation of basic and diluted shares outstanding is as follows:

                                                 Year Ended December 31,
                                             -------------------------------
                                               1999       1998       1997
                                             ---------  ---------  ---------

  Weighted average shares outstanding        7,842,518  6,888,104  6,371,651
  Dilutive effect of options and warrants           --         --         --
                                             ---------  ---------  ---------
  Weighted average shares outstanding        7,842,518  6,888,104  6,371,651
                                             =========  =========  =========

     Options and warrants to purchase 3,593,128, 2,334,316, and 2,222,056 shares of common stock were outstanding during the years ended December 31, 1999, 1998, and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss from continuing operations and their effect would have been antidilutive.

NOTE 15 -- PENSION PLAN

     The Company participates in 401(k) retirement plans for its employees. Employer contributions to the 401(k) plans for the years ended December 31, 1999, 1998, and 1997 were approximately $85,000, $102,000, and $105,000, respectively.

NOTE 16 -- PROVISION FOR INCOME TAXES

     The income tax provisions for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                            Year Ended December 31,
                                           ------------------------
                                             1999     1998    1997
                                           --------  ------  ------
          Current:
            Federal......................  $     --  $   --  $   --
             State.......................     6,322   4,233   4,512
                                           --------  ------  ------
                                              6,322   4,233   4,512
          Deferred:
             Federal.....................   293,766      --      --
             State.......................    82,710      --      --
                                           --------  ------  ------
                                            376,476      --      --
                                           --------  ------  ------

           Total.........................  $382,798  $4,233  $4,512
                                           ========  ======  ======

     Total income tax expense differs from the expected tax expense (computed by multiplying the federal statutory income tax rate of approximately 35, 34 and 34 percent for the periods ended December 31, 1999, 1998, and 1997 to income before income taxes) as a result of the following:

                                                      Year Ended December 31,
                                              ---------------------------------------
                                                  1999           1998         1997
                                              -----------    -----------    ---------
Computed "expected" tax benefit               $ 2,640,720    $ 1,469,295    $ 649,060
State tax benefit, net of federal benefit         452,995        265,251      117,174
Valuation allowance                            (3,314,463)    (1,602,381)    (820,777)
Utilization, net operating losses                      --             --           --

View Tech, Inc.                                                          Page 35
--------------------------------------------------------------------------------

Other, net                                     (162,050)     (136,398)     50,031
                                              ---------    ----------    --------
Total                                         $(382,798)   $   (4,233)   $ (4,512)
                                              =========    ==========    ========

     The Company has recorded a valuation allowance against its deferred tax asset. The valuation allowance relates primarily to certain deferred tax assets for which realization is uncertain. The primary components of temporary differences which give rise to deferred taxes are as follows:

                                        Year Ended December 31,
                                       -------------------------
                                           1999         1998
                                       -----------   -----------
  Deferred tax asset:
   Reserves and allowances             $   977,858   $   259,965
   Compensation and benefits               299,062
   Net operating loss carry forward      2,622,310       677,551
   Goodwill                                564,232       587,959
   Deferred tax valuation allowance     (4,463,462)   (1,148,999)
                                       -----------   -----------
   Total                               $        --   $   376,476
                                       ===========   ===========

     Goodwill represents the benefit attributed to the difference between the Company's book and tax basis of the goodwill impairment charge discussed in Note 4.

     At December 31, 1999, the Company has net operating loss (NOL) carry-forwards of approximately $7,108,316 and $5,345,152 for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 20 years and is available to offset future taxable income, if any, through 2019, and may be subject to an annual statutory limitation.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     In October 1997, the Company purchased five (5) videoconferencing systems from the former CEO and Director of the Company, for a purchase price of $162,500. The price the Company paid for these units was less than the wholesale price that the Company would otherwise pay for the same units. The units were subsequently sold by the Company at a profit.

     In March 1999, the Company's Board of Directors approved an investment of $100,000 in an entity named Concept 5, an information technology services company. William Shea, a Board member of the Company, is one of the Board members of Concept 5. This fact was disclosed to the Company's Board at the time of the Board's unanimous vote to invest said sum into Concept 5. The investment is carried at cost and is included in Other Assets on the accompanying balance sheets.

NOTE 18 -- VALUATION ACCOUNTS AND RESERVES

View Tech, Inc.                                                          Page 36
--------------------------------------------------------------------------------

                                                    Additions
                                     Balance at    Charged to    Deductions    Balance
                                    Beginning of  Revenues and    Accounts    at End of
                                       Period       Expenses    Charged Off    Period
                                    ------------  ------------  -----------  ----------
Allowance for doubtful accounts:
Year ended --
 December 31, 1997                      $ 35,756    $   51,480      $ 7,236  $   80,000
 December 31, 1998                        80,000       179,000       39,341     219,659
 December 31, 1999                       219,659       164,307       28,966     355,000

Inventory reserve:
Year ended -
 December 31, 1997                      $    -0-    $      -0-      $   -0-  $      -0-
 December 31, 1998                           -0-       163,020          -0-     163,020
 December 31, 1999                       163,020     1,602,000          -0-   1,765,020

NOTE 19 - SUBSEQUENT EVENT

     On February 18, 2000, the Company completed the sale of its subsidiaries, UST and NSI, to OC Mergerco 4, Inc. (Note 6)

ITEM 9.   CHANGE IN ACCOUNTANTS

     As stated in the Form 8-K the Company filed on February 29, 2000, the Company changed its outside independent auditors from Arthur Andersen, LLP to BDO Seidman, LLP. The purpose of this change in outside independent auditors was due to the impending merger and not for any reason related to disagreements with Arthur Andersen, LLP or to the audit opinions which they issued.

View Tech, Inc.                                                          Page 37
--------------------------------------------------------------------------------

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2000.

ITEM 11.   EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2000.

View Tech, Inc.                                                          Page 38
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   List of documents filed as part of this Report:

     1.   Financial Statements included in Item 8:

          - Reports of Independent Certified Public Accountants
          - Consolidated Balance Sheets as of December 31, 1999 and 1998
          - Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
          - Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997
          - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          - Notes to Consolidated Financial Statements

     No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

     2.   Exhibits

     The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

B.   Reports on Form 8-K

     - None.

View Tech, Inc.                                                          Page 39
--------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VIEW TECH, INC.



Date: March 30, 2000                 By:  /s/ Christopher Zigmont
                                          -----------------------
                                          Christopher Zigmont
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 30th day of March 2000 in the capacities and on the dates indicated.

Signature                     Title
---------                     -----

/s/ Paul C. O'Brien           Chairman
--------------------------
Paul C. O'Brien

/s/ S. Douglas Hopkins        Chief Executive Officer, Director
--------------------------
S. Douglas Hopkins            (Principal Executive Officer)

/s/Christopher Zigmont        CFO
--------------------------
Christopher Zigmont           (Principal Financial and Accounting Officer)

/s/ Franklin A. Reece, III    Director
--------------------------
Franklin A. Reece, III

/s/ William J. Shea           Director
--------------------------
William J. Shea

/s/ Robert F. Leduc           Director
--------------------------
Robert F. Leduc

/s/ David F. Millet           Director
--------------------------
David F. Millet

                                 EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

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

                                     1 of 4

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

                                     2 of 4

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

10.30 Settlement Agreement, Consulting Agreement & General Release, effective February 28, 1999, by and between View Tech, Inc. and Calvin M. Carrera, former Vice President and General Manager. (12)

10.31 Agreement and Plan of Merger by and between View Tech, Inc. and All Communications Corporation, dated December 27, 1999. (18)

10.32  Amendment No. 1 to Agreement and Plan of Merger, dated February 29, 2000

10.33 Settlement Agreement and Mutual Release by and between View Tech, Inc. and Ali Inanilan, dated March 14, 2000

10.34 Asset Purchase Agreement by and between View Tech, Inc. and OC Mergerco 4, Inc. dated as of December 31, 1999

21.1   Subsidiaries of the Company. (12)

23.1   Consent of Arthur Andersen LLP. (12)

23.2   Consent of BDO Seidman, LLP. (12)

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

99.7   1997 Non-Employee Directors Stock Option Plan. (14)

99.8   Form of Automatic Stock Option Agreement. (14)

99.9   Employee Stock Purchase Plan. (14)

99.10  Form of Stock Purchase Agreement under the Employee Stock Purchase Plan.
       (14)

----------------------
(1) Filed as an exhibit to the Company's Report on Form 8-K dated December 5, 1997, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No.333-19597) and incorporated herein by reference.

                                     3 of 4

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

(18) Filed as an exhibit to the Company's Registration Statement on form S-4 (No. 333-95145) filed on January 21, 2000, and incorporated herein by reference.

                                     4 of 4