Form 10-Q
period 2000-03-31
VIEW TECH INC
filed 2000-05-15
CIK 746210

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 0-25940

                                VIEW TECH, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                       77-0312442
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

   3760 Calle Tecate, Suite A
      Camarillo, CA                                    93012
(Address of principal executive offices)             (Zip Code)

  Registrant's Telephone Number, Including Area Code:  (805) 482-8277

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
      Class                                     as of April 21, 2000
      -----                                 ----------------------------
 Common Stock, $.0001 par value                      9,416,000

                               TABLE OF CONTENTS
                               -----------------


                                                                Page Ref
                                                                --------

PART I   FINANCIAL INFORMATION

         Balance Sheets
         March 31, 2000 (unaudited) and December 31, 1999           1

         Statements of Operations
         Three Months Ended March 31, 2000 and 1999 (unaudited)     2

         Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999 (unaudited)     3

         Notes to Financial Statements (unaudited)                  4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7

PART II  OTHER INFORMATION                                         12

         SIGNATURES                                                13

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                                View Tech, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,     December 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                               (unaudited)
                            ASSETS
CURRENT ASSETS:
 Cash                                                         $     69,768    $     69,493
 Accounts receivable, net of reserves of $285,000 and
  $355,000, respectively                                         6,803,744       9,201,821
 Inventory                                                       2,773,101       2,824,578
 Other current assets                                              819,833         609,776
 Net assets of discontinued operations                                  --         256,412
                                                              ------------    ------------

   Total Current Assets                                         10,466,446      12,962,080

PROPERTY AND EQUIPMENT, net                                      2,061,157       2,223,505
OTHER ASSETS                                                       368,444         410,338
                                                              ------------    ------------
                                                              $ 12,896,047    $ 15,595,923
                                                              ============    ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Accounts payable                                             $  6,684,490    $  7,836,416
 Current portion of long-term debt                               1,226,559       4,510,322
 Subordinated debt                                               1,639,532       1,098,829
 Accrued payroll and related costs                                 852,108       1,275,531
 Deferred revenue                                                2,904,024       3,160,183
 Accrued restructuring costs                                            --          80,449
 Other current liabilities                                         918,060       1,172,356
                                                              ------------    ------------

   Total Current Liabilities                                    14,224,773      19,134,086
                                                              ------------    ------------

LONG-TERM DEBT                                                      23,647          35,630
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' DEFICIENCY
 Preferred stock, par value $.0001, authorized
   5,000,000 shares, none issued or outstanding                         --              --
 Common stock, par value $.0001, authorized
   20,000,000 shares, issued and outstanding 9,414,227
   and 7,921,135 shares, respectively                                  941             792
 Additional paid-in capital                                     20,125,063      16,607,566
 Accumulated deficit                                           (21,478,377)    (20,182,151)
                                                              ------------    ------------

   Total Stockholders' Deficiency                               (1,352,373)     (3,573,793)
                                                              ------------    ------------
                                                               $12,896,047    $ 15,595,923
                                                               ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                View Tech, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                     2000             1999
                                                 -----------       ----------
Revenues:
 Product                                         $ 5,922,742       $6,103,558
 Service                                           3,291,046        2,815,652
                                                 -----------       ----------
                                                   9,213,788        8,919,210
                                                 -----------       ----------
Costs and Expenses:
 Costs of equipment sold                           4,164,296        4,312,986
 Cost of services provided                         1,737,249        1,343,898
 Sales and marketing expenses                      2,250,925        2,132,000
 General and administrative expenses               1,616,504        1,164,000
                                                 -----------       ----------
                                                   9,768,974        8,952,884
                                                 -----------       ----------

Loss from Operations                                (555,186)         (33,674)

Interest Expense                                    (741,040)         (37,004)
                                                 -----------       ----------

Loss Before Income Taxes                          (1,296,226)         (70,678)
Provision for Income Taxes                                --               --
                                                 -----------       ----------

Loss from Continuing Operations                   (1,296,226)         (70,678)

Loss from Discontinued Operations                         --         (183,858)
                                                 -----------       ----------

Net Loss                                         $(1,296,226)      $ (254,536)
                                                 ===========       ==========
Loss from Continuing Operations Per Share
  Basic                                          $     (0.16)      $    (0.01)
  Diluted                                        $     (0.16)      $    (0.01)
                                                 ===========       ==========
Loss from Discontinued Operations Per Share
  Basic                                          $        --       $    (0.02)
  Diluted                                        $        --       $    (0.02)
                                                 ===========       ==========
Net Loss Per Share
  Basic                                          $     (0.16)      $    (0.03)
  Diluted                                        $     (0.16)      $    (0.03)
                                                 ===========       ==========
Shares Used In Computing Loss Per Share:
  Basic                                            8,229,173        7,764,371
  Diluted                                          8,229,173        7,764,371
                                                 ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                View Tech, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                        2000                1999
                                                                    -----------         -----------
Cash Flows from Operating Activities:
 Net income (loss)                                                  $(1,296,226)        $  (254,536)
 Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
   Depreciation and amortization                                        703,051             148,473
   (Charge-off) Provision for bad debts                                 (70,000)                 --
   Provision for inventory valuation                                     30,717                  --
   Discontinued operations                                                   --             183,858
Changes in assets and liabilities:
   Accounts receivable                                                2,468,077          (1,253,819)
   Inventory                                                             20,760            (663,866)
   Other assets                                                         (93,900)           (301,513)
   Accounts payable                                                  (1,151,924)             13,126
   Accrued restructuring charges                                        (80,449)           (439,934)
   Accrued payroll and related costs                                   (423,423)           (268,486)
   Deferred revenue                                                    (256,159)            795,474
   Other current liabilities                                           (254,296)            (52,375)
                                                                    -----------         -----------
    Net cash used by operating activities                              (403,772)         (2,093,598)
                                                                    -----------         -----------
    Net cash provided by discontinued operations                        182,147              57,721
                                                                    -----------         -----------
Cash Flows from Investing Activities:
 Purchase of property and equipment                                          --            (475,152)
                                                                    -----------         -----------
Cash Flows from Financing Activities:
 Net borrowings (repayments) under lines of credit                   (3,283,763)          2,415,016
 Repayments of capital lease and other debt obligations                 (11,983)            (20,534)
 Issuance of common stock, net                                        3,517,646             140,588
                                                                    -----------         -----------
    Net cash provided by financing activities                           221,900           2,535,070
                                                                    -----------         -----------

Net Increase (Decrease) in Cash                                             275              24,041
Cash, beginning of period                                                69,493             302,279
                                                                    -----------         -----------
Cash, end of period                                                 $    69,768         $   326,320
                                                                    ===========         ===========
Supplemental Disclosures:
 Operating activities reflect:
  Interest paid                                                     $   125,582         $    92,549
                                                                    ===========         ===========
  Taxes paid                                                        $        --         $    21,700
                                                                    ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - THE BUSINESS
---------------------

   View Tech, Inc. ("the Company"), a Delaware corporation, commenced operations in July 1992 as a California corporation. In June 1995, the Company completed an initial public offering of common stock. In November 1996, View Tech merged with USTeleCenters, Inc. ("UST"), a Massachusetts corporation, and the Company reincorporated in Delaware. In November 1997, the Company, through its wholly-owned subsidiary, acquired the net assets of Vermont Telecommunications Network Services, Inc. ("NSI"), a Vermont corporation headquartered in Burlington, Vermont. On February 18, 2000, the Company sold its subsidiaries, UST and NSI, to OC Mergerco 4, Inc. ("OCM") as further described in Note 4 and has treated these entities as discontinued operations. Upon the sale of UST and NSI, the Company operates in one segment, video product sales and service.

   The Company entered into a merger agreement in December 1999 with All Communications, Inc. ("ACUC"), a regional competitor of the Company headquartered in the State of New Jersey. The merger is pending subject to stockholder approval. On completion of the merger, each outstanding share of ACUC common stock will be converted into the right to receive 3.3 shares of fully paid and non-assessable Company common stock, $.0001 par value per share. Based on the number of currently outstanding shares of ACUC and Company stock as of April 14, 2000, assuming that all outstanding options and warrants of the two companies are exercised, the shareholders of ACUC, will own approximately 74% of the outstanding common stock following consummation of the merger. There is no assurance that the merger will ultimately be consummated.

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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 and 1999, respectively are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 3 - GOING CONCERN UNCERTAINTY
----------------------------------

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,990,303 for the year ended December 31, 1999, and at December 31, 1999 had a working capital deficit of $6,172,006, and stockholders' deficiency of $3,573,793. The Company has incurred a net loss of $1,296,226 for the three months ended March 31, 2000, and at March 31, 2000 has a working capital deficit of $3,758,327 and stockholders' deficiency of $1,352,373. In addition, the Company is in default of the repayment terms of its obligations related to a credit agreement and has obtained relief through a forbearance agreement which expires on May 31, 2000. The Company has subordinated debt of $2,000,000 due on June 30, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

   On May 7, 1999, the Company executed a letter of intent to sell the assets of UST and NSI. However, by the end of September 1999, the negotiations with the original purchaser relative to said sale were terminated without completing the sale. The Company, in September 1999, initiated discussions with alternative parties which ultimately resulted in finding a buyer for UST and NSI. On February 18, 2000, the Company completed the sale of its subsidiaries to OC Mergerco 4, Inc. The Company sold net assets of UST and NSI as of December 31, 1999 to OC Mergerco 4, Inc. for cash consideration amounting to $182,147 and shares of the Common Stock of the Purchaser's parent company, Pentastar Communications, Inc. which the Company valued at $74,265. This sale resulted in a loss of $2.9 million which was recognized in the year ended December 31, 1999. OC Mergerco 4, Inc. also assumed a $180,000 commitment to Zoltan Keve, the former principal of NSI, related to certain agreements signed in conjunction with the Company's purchase of NSI in November 1997. In addition, the Company assumed the liability of funding the cash needs of the discontinued operation for the period January 1, 2000 to February 18, 2000 which amounted to $0.3 million. This liability was accrued at December 31, 1999 in the Company's financial statements.

   The balance sheets, statements of operations, and statements of cash flows have been restated to show the net effect of the discontinuance of the network business. Assets and liabilities of the discontinued operation consist of the following:


                                                   March 31,     December 31,
                                                     2000            1999
                                                 -----------      -----------
     Accounts receivable                         $        --      $ 1,807,000
     Other current assets                                 --          566,400
     Property and equipment                               --          280,012
     Goodwill                                             --               --
     Other assets                                         --           84,000
     Current liabilities                                  --       (2,316,000)
     Long-term liabilities                                --         (165,000)
                                                 -----------      -----------
          TOTAL                                  $        --      $   256,412
                                                 ===========      ===========

  Results of operations of UST and NSI are as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000            1999
                                                 -----------      -----------
     Sales                                       $        --      $ 3,056,675
     Cost and expenses                                    --        3,184,988
                                                 -----------      -----------
     Operating income (loss)                              --         (128,313)
     Interest expense                                     --           55,545
                                                 -----------      -----------
     Net income (loss)                           $        --      $  (183,858)
                                                 ===========      ===========

NOTE 5 - EARNINGS (lOSS) PER SHARE
----------------------------------

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share," established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock.

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

   The reconciliation of basic and diluted shares outstanding is as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2000               1999
                                                 ---------          ---------
      Weighted average shares outstanding        8,229,173          7,764,371
      Effect of dilutive options and warrants           --                 --
                                                 ---------          ---------
      Weighted average shares outstanding
       including dilutive effect of securities   8,229,173          7,764,371
                                                 =========          =========

   Options and warrants to purchase 1,756,811 and 1,762,879 shares of common stock were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was either greater than the average market price of the common stock or the Company reported a net operating loss and their effect would have been antidilutive.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

   Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137 deferred the effective date of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material effect, if any, on its financial position, results of operations, or cash flows.

   During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company does not expect adoption of SAB 101 to have a material effect, if any, on its financial position, results of operations, or cash flows.

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


Results of Operations

 The following table sets forth, for the periods indicated, information derived From the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2000             1999
                                              ----------       -----------
  Revenues:
    Product                                      64.3%            68.4%
    Service                                      35.7             31.6
                                               ------            -----
                                                100.0            100.0
                                               ------            -----
  Costs and Expenses:
    Cost of equipment sold                       45.2             48.3
    Cost of services provided                    18.9             15.1
    Sales and marketing expenses                 24.4             23.9
    General and administrative expenses          17.5             13.1
                                               ------            -----
                                                106.0            100.4
                                               ------            -----
  Loss from Operations                           (6.0)            (0.4)
  Interest Expense                               (8.0)            (0.4)
                                               ------            -----
  Loss before Income Taxes                      (14.0)            (0.8)
  Provision for Income Taxes                       --               --
  Loss from Discontinued Operations                --             (2.1)
                                               ------            -----
  Net Loss                                      (14.0)%           (2.9)%
                                               ======            =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Revenues

   Total revenues for the three months ended March 31, 2000 increased by $0.3 million, or 3%, to $9.2 million from $8.9 million in the comparable period in 1999. Product revenues decreased by $0.2 million, or 3%, to $5.9 million in the three months ended March 31, 2000 from $6.1 million in the comparable period in 1999. The slight decrease in product revenues was attributable to an overall slowdown in videoconferencing equipment purchases by customers/prospects in the Company's target markets. Service revenues for the three months ended March 31, 2000 increased by $0.5 million, or 17%, to

$3.3 million from $2.8 million in the comparable period in 1999. The increase in service revenues was due primarily to the growth in the installed customer base and bridging services.

   Costs and Expenses

   Cost of equipment sold for the three months ended March 31, 2000 decreased by $0.1 million, or 3%, to $4.2 million from $4.3 million in the comparable period in 1999. Cost of equipment sold as a percentage of product revenue decreased to 70.3% in the three months ended March 31, 2000 from 70.7% in the comparable period in 1999. During the first quarter of 2000, the Company negotiated discounts on open accounts payable balances with several vendors totaling $0.1 million. Cost of services provided for the three months ended March 31, 2000 increased by $0.4 million, or 29%, to $1.7 million from $1.3 million in the comparable period in 1999. Cost of services provided as a percentage of service revenue increased to 52.8% in the three months ended March 31, 2000 from 47.7% in the comparable period in 1999. Service margins decreased as a result of adding personnel and related operating expenses in advance of increased installation and bridging services.

   Sales and marketing expenses for the three months ended March 31, 2000 increased by $0.1 million, or 6%, to $2.2 million from $2.1 million in the comparable period in 1999. Sales and marketing expenses as a percentage of revenue increased to 24.4% in the three months ended March 31, 2000 from 23.9% in the comparable period in 1999. The increase in sales and marketing expenses was due to increases in operating expenses related to new sales offices such as rent, telecommunications, postage/ delivery and office supplies and the costs of buying out the leases of two offices not considered necessary in the future plans of the Company.

   General and administrative expenses for the three months ended March 31, 2000 increased by $0.4 million, or 39%, to $1.6 million from $1.2 million in the comparable period in 1999. General and administrative expenses as a percentage of revenue increased to 17.5% in the three months ended March 31, 2000 from 13.1% in the comparable period in 1999. The increase in general and administrative expenses was primarily due to higher audit and legal fees related to the 1999 fiscal year financial statements and the regulatory filings required to execute the pending merger with All Communications Corporation ($0.3 million).

   Interest expense for the three months ended March 31, 2000 increased by $0.7 million, or 1903%, to $741,040 from $37,004 in the comparable period in 1999. Interest expense as a percentage of revenue increased to 8.0% in the three months ended March 31, 2000 from 0.4% in the comparable period in 1999. The increase in interest expense was a result of amortizing three months of debt issuance costs and fees relating to the forbearance agreement and subordinated debt ($615,702) and increased usage and interest rate on the Company's line of credit ($88,334).

   Loss from discontinued operations decreased by $0.2 million from a loss of $0.2 million for the three months ended March 31, 1999 to no income or loss for the three months ended March 31, 2000 as the discontinued operations were sold effective January 1, 2000.

   Net loss increased $1.0 million to a loss of $1.3 million for the three months ended March 31, 2000 from a loss of $0.3 million in the comparable period in 1999. Net loss as a percentage of revenues increased to (14.0)% for the three months ended March 31, 2000 compared to (2.9)% for the three months ended March 31, 1999. Net loss per share increased to a loss of $(0.16) for the three months ended March 31, 2000 from a loss of $(0.03) in the comparable period in 1999. The weighted average number of shares outstanding increased to 8,229,173 for the three months ended March 31, 2000 from 7,764,371 in the comparable period in 1999, primarily due to the issuance of common stock related to the exercise of warrants and options during the three months ended March 31, 2000.

Liquidity and Capital Resources

The Company has financed its recent operations with the proceeds from private placements of equity securities, bank debt, secured interim loans, and vendor credit arrangements.

   During the three months ended March 31, 2000, as a result of favorable View Tech, Inc. stock price conditions, a number of existing warrant and option holders exercised their holdings resulting in common stock issuance proceeds of $3.5 million. These proceeds were primarily used to pay down existing bank debt.

   Effective November 21, 1997, the Company entered into a Credit Agreement (the "Agreement") with Imperial Bank and BankBoston (now Fleet Bank) ("Banks"). On August 5, 1999, the Company received a Notice of Event of Default and Notice of Reservations of Rights from the lenders. On November 23, 1999, the Company signed a six-month forbearance agreement with the Banks to be implemented in conjunction with an infusion of $2.0 million in subordinated debt. During the term of the forbearance period, the maximum aggregate amount of the facility will be equal to $4.75 million subject to certain collateral base adjustments. Subject to certain default provisions, which include the failure to pay certain obligations, the departure of the current, interim chief executive officer and president, or a particular material event concerning the Company, the forbearance would continue until May 31, 2000. Interest on the sum owed is set at the prime rate plus 2-1/2%. Interest on any over-advances is the prime rate plus 4%. At December 31, 1999, the interest rate was 11.5%. At December 31, 1999, amounts utilized were $1,105,286.

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

   The Company does not believe it has available funds to meet the Company's working capital requirements for the foreseeable future. It incurred a net loss of $11,990,303 during the year ended December 31, 1999, and at December 31, 1999 had a working capital deficit of $6,172,006, and stockholders' deficiency of $3,573,793. The Company has incurred a net loss of $1,296,226 for the three months ended March 31, 2000, and at March 31, 2000 has a working capital deficit of $3,758,327 and stockholders' deficiency of $1,352,373. In addition, the Company is in default of the repayment terms of its obligations related to a credit agreement and has obtained relief through a forbearance agreement which expires on May 31, 2000. The Company has subordinated debt of $2,000,000 due on June 30, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern and as a consequence, the report of the independent certified public accountants for the year ended December 31, 1999 includes a going concern explanatory paragraph.

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

Cash Flow

   Net cash used by operating activities for the three months ended March 31, 2000 was $0.4 million, primarily caused by the Company's net loss of $1.3 million, a decrease in accounts payable of $1.2 million, a decrease in accrued payroll and other liabilities of $0.7 million, a decrease in deferred revenue of $0.3 million, partially offset by a decrease in accounts receivable of $2.5 million. The non-cash and non-operating components of net loss include depreciation and amortization of $0.7 million.

   Net cash provided by discontinued operations for the three months ended March 31, 2000 was $0.2 million.

   Net cash provided by financing activities for the three months ended March 31, 2000 was $0.2 million, resulting from the issuance of common stock as a result of the exercise of outstanding warrants and options ($3.5 million) offset by repayments made on the Company's line of credit of $3.3 million.

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137 deferred the effective date of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its financial position, results of operations, or cash flows.

   During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company does not expect adoption of SAB 101 to have a material effect, if any, on its financial position, results of operations, or cash flows.

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

   To address the Year 2000 issue, management initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as to identify critical third parties and major vendors, such as PictureTel, Polycom, and VTEL Corporation; and other parties such as Landlords and utility companies, which the Company relies upon to operate its business to assess their readiness for the year 2000. The Company's main computer applications include Platinum accounting software, Clientele customer service software, and OMS, the Company's internally developed Order Management System. Individual desktop computers are running on a Windows 95, 98 or NT operating system and include desktop applications such as Microsoft Office 97. The Company uses Dell personal computers on most desktops.

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

PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

   The information called for by this item has been disclosed in this report under Item 2, in the section entitled, Liquidity & Capital Resources and is incorporated herein by reference.

Item 6.     Exhibits

            (a)  Exhibits

                 10.32 Amendment No. 1 to Agreement and Plan of Merger, dated February 29, 2000 (19)

                 10.33 Settlement Agreement and Mutual Release by and between View Tech, Inc. and Ali Inanilan, dated March 14, 2000
                         (19)

                 10.34 Asset Purchase Agreement by and between View Tech, Inc. and OC Mergerco 4, Inc. dated as of December 31, 1999
                         (19)

                 16.1    February 29, 2000 Letter of Arthur Andersen LLP (20)

                 27.1    Financial Data Schedule
----------------

(19) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Report on Form 8-K dated February 29, 2000, and incorporated herein by reference.

            (b)  Reports on Form 8-K

      Current Report on Form 8-K, dated February 29, 2000, regarding the changes in the Company's certifying accountant from Arthur Andersen LLP to BDO Seidman LLP.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VIEW TECH, INC.



Date: May 15, 2000                      By:  /s/ Christopher Zigmont
                                             ----------------------------------
                                             Christopher Zigmont
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)