Form 10-Q
period 2000-06-30
WIRE ONE TECHNOLOGIES INC
filed 2000-08-10
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.


                                       or

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25940


                           WIRE ONE TECHNOLOGIES, INC.
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                           77-0312442
(State or other Jurisdiction of                          I.R.S. Employer Number
 Incorporation or Organization)

                   225 Long Avenue, Hillside, New Jersey 07205
                    (Address of Principal Executive Offices)


                                  973-282-2000
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

     The number of shares outstanding of the registrant's Common Stock as of July 31, 2000 was 16,859,716.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements *
              Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999                      1

              Consolidated Statements of Operations
                      For the Six Months and Three Months ended
                      June 30, 2000 and 1999                                   2

              Consolidated Statements of Cash Flows
                      For the Six Months ended June 30, 2000 and 1999          3

              Notes to Consolidated Financial Statements                       4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                     14

PART II. OTHER INFORMATION

Legal Proceedings                                                             16

Changes in Securities                                                         16

Defaults Upon Senior Securities                                               18

Submission of Matters to a Vote of Security Holders                           18

Other Information                                                             19

Exhibits and Reports on Form 8-K                                              19

Signatures                                                                    20


* The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
                                                                                  2000            1999
                                                                              ------------    ------------
                                                                               (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                              $ 13,664,730    $     60,019
       Accounts receivable-net                                                  14,558,105       6,128,221
       Inventory                                                                 5,873,618       3,602,238
       Deferred income taxes                                                       243,483         230,083
       Other current assets                                                        631,956         161,947
                                                                              ------------    ------------
       Total current assets                                                     34,971,892      10,182,508

Furniture, equipment and leasehold improvements-net                              4,489,924         621,443

Deferred financing costs-net                                                        62,399          17,633
Goodwill-net                                                                    33,950,780            --
Other assets                                                                       256,514          45,720
                                                                              ------------    ------------

       Total assets                                                           $ 73,731,509    $ 10,867,304
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Bank loan payable                                                      $       --      $  2,138,602
       Accounts payable                                                          6,136,227       2,022,687
       Accrued expenses                                                          2,111,132         891,033
       Income taxes payable                                                           --           124,372
       Deferred revenue                                                          4,716,890         403,524
       Customer deposits                                                           250,286          44,919
       Current portion of capital lease obligations                                185,371          30,905
                                                                              ------------    ------------

       Total current liabilities                                                13,399,906       5,656,042

Noncurrent liabilities:
       Capital lease obligations, less current portion                              66,948          17,444
                                                                              ------------    ------------

       Total noncurrent liabilities                                                 66,948          17,444
                                                                              ------------    ------------

       Total liabilities                                                        13,466,854       5,673,486

COMMITMENTS

Series A mandatorily redeemable convertible preferred stock                     11,070,055            --

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value;
   4,997,550 shares authorized, no shares issued and outstanding                      --              --
Common Stock, $.0001 par value; 100,000,000 authorized;
   16,729,496 and 4,910,000 shares outstanding, respectively                         1,673       5,229,740
Additional paid-in capital                                                      58,512,351         488,759
Accumulated deficit                                                             (9,319,424)       (524,681)
                                                                              ------------    ------------

       Total stockholders' equity                                               49,194,600       5,193,818
                                                                              ------------    ------------

       Total liabilities, series A preferred stock and stockholders' equity   $ 73,731,509    $ 10,867,304
                                                                              ============    ============


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Six months ended               Three months ended
                                                                      June 30,                        June 30,
                                                                2000            1999            2000            1999
                                                            ------------    ------------    ------------    ------------
Net revenues                                                $ 17,110,133    $  9,239,108    $ 11,126,626    $  5,327,439
Cost of revenues                                              11,286,532       6,409,718       7,440,321       3,636,609
                                                            ------------    ------------    ------------    ------------
Gross margin                                                   5,823,601       2,829,390       3,686,305       1,690,830
Operating expenses:
     Selling                                                   4,586,007       1,951,075       3,167,314       1,066,408
     General and administrative                                1,350,094         718,386         766,413         411,115
     Amortization of goodwill                                    268,783            --           268,783            --
                                                            ------------    ------------    ------------    ------------

Total operating expenses                                       6,204,884       2,669,461       4,202,510       1,477,523
                                                            ------------    ------------    ------------    ------------
Income (loss) from operations                                   (381,283)        159,929        (516,205)        213,307
                                                            ------------    ------------    ------------    ------------
Other (income) expenses
     Amortization of deferred financing costs                    325,355          18,651         313,113          10,784
     Interest income                                            (144,935)        (14,167)       (114,987)         (5,062)
     Interest expense                                             53,484          96,112          30,001          42,640
                                                            ------------    ------------    ------------    ------------

Total other (income) expenses, net                               233,904         100,596         228,127          48,362
                                                            ------------    ------------    ------------    ------------

Income (loss) before income taxes                               (615,187)         59,333        (744,332)        164,945
Income tax benefit                                                  --              --           (53,400)           --
                                                            ------------    ------------    ------------    ------------

Net income (loss)                                               (615,187)         59,333        (690,932)        164,945
Deemed dividends on Series A mandatorily redeemable
     convertible preferred stock                              (8,179,550)           --        (8,179,550)           --
                                                            ------------    ------------    ------------    ------------
Net income (loss) attributable to common stockholders       $ (8,794,742)   $     59,333    $ (8,870,487)   $    164,945
                                                            ============    ============    ============    ============

Net income (loss) per share:
                Basic                                       $      (1.03)   $        .01    $       (.76)   $        .03
                                                            ============    ============    ============    ============
                Diluted                                     $      (1.03)   $        .01    $       (.76)   $        .03
                                                            ============    ============    ============    ============
Weighted average number of common shares and equivalents:
                Basic                                          8,501,608       4,910,000      11,717,591       4,910,000
                                                            ============    ============    ============    ============
                Diluted                                        8,501,608       5,567,300      11,717,591       6,224,600
                                                            ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $   (615,187)   $     59,333
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Depreciation and amortization                                        939,384         159,044
         Non cash compensation                                                 86,668          42,141
         Increase (decrease) in cash attributable
              to changes in operating assets and liabilities net
              of effects from  purchase of View Tech, Inc.
                Accounts receivable                                        (1,398,171)       (835,229)
                Inventory                                                    (946,558)        (30,763)
                Deferred income taxes                                         (53,400)           --
                Other current assets                                          244,362         (72,277)
                Other assets                                                    7,650            --
                Accounts payable                                           (2,084,884)      1,071,109
                Accrued expenses                                             (216,377)        (45,622)
                Income taxes payable                                         (124,372)         (2,860)
                Deferred revenue                                              631,515          47,326
                Customer deposits                                             205,367         451,352
                                                                         ------------    ------------

        Net cash provided by (used in) operating activities                (3,324,003)        843,554
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of furniture, equipment and leasehold improvements         (1,386,685)        (66,220)
      Costs related to acquisition of business including cash acquired     (2,006,979)           --
                                                                         ------------    ------------

        Net cash used in investing activities                              (3,393,664)        (66,220)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITES
      Proceeds from preferred stock offering, net                          16,279,860            --
      Exercise of warrants and options, net                                 8,654,238            --
      Payment of subordinated notes                                        (1,500,000)           --
      Deferred financing costs                                                (65,112)        (17,500)
      Proceeds from bank loans                                              3,350,000       4,055,000
      Payments on bank loans                                               (6,426,783)     (4,734,635)
      Tax benefit of exercise of stock options                                 53,000            --
      Payments on capital lease obligations                                   (22,825)        (15,541)
                                                                         ------------    ------------

        Net cash provided by (used in) financing activities                20,322,378        (712,676)
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           13,604,711          64,658

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 60,019         325,915
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 13,664,730    $    390,573
                                                                         ============    ============

Supplemental disclosures of cash flow information
      Cash paid during the period for:
         Interest                                                        $     53,484    $     96,112
                                                                         ============    ============
         Income taxes                                                    $    147,946    $      3,332
                                                                         ============    ============
      Non cash financing and investing activities:
         Deemed dividends on Series A mandatorily redeemable
            convertible preferred stock                                  $  8,179,550    $       --
                                                                         ============    ============


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 1 - The Business and Merger with View Tech, Inc.

         Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received
         1.65 shares of Wire One common stock for each share of ACC common stock held by them. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 quarterly and year-to-date results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill.

         Wire One is a single source provider of voice, video and data equipment, network services and bundled telecommunications solutions for business customers from its 25 offices throughout the United States. The Company has equipment distribution partnerships with Accord Telecommunications, Lucent Technologies, Madge Networks, Panasonic, PictureTel Corporation, Polycom, Inc., Tandberg, VCON, and VTEL Corporation.

Note 2 - Basis of Presentation

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in VTI's and ACC's Annual Reports for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation and VTC Resources, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company did not segregate or manage its operations by business segment.

Note 3 - Income (loss) per share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


         Basic net income  (loss) per share is calculated by dividing net income
         (loss) attributable to common stock by the weighted average number of common shares outstanding during the period. In determining basic loss per share in the 2000 periods, the effects of deemed dividends related to the Company's series A mandatorily redeemable convertible preferred stock is added to the net loss. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if-converted method.

                                                      Six Months Ended         Three Months Ended
                                                          June 30,                 June 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Weighted average shares outstanding                8,501,608    4,910,000   11,717,591    4,910,000
Effect of dilutive options and warrants                 --        657,300         --      1,314,600
                                                  ----------   ----------   ----------   ----------

Weighted average shares outstanding
        including dilutive effect of securities    8,501,608    5,567,300   11,717,591    6,224,600
                                                  ==========   ==========   ==========   ==========

         The weighted average options and warrants to purchase 7,808,768 and 6,141,909 shares of common stock were outstanding during the six months and three months ended June 30, 2000, respectively, and preferred stock convertible into 2,450,000 common shares were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 4 - Merger with View Tech, Inc.

         On May 18, 2000, the merger of ACC into VTI was consummated in a transaction that has been accounted for as a "reverse acquisition" using the purchase method. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes.

         The final allocation of the purchase price may differ from that reflected in the unaudited June 30, 2000 financial statements after a more extensive review of the fair market values of the assets and liabilities has been completed as of the acquisition date. When such a review is completed, a portion of the purchase price may be ascribed to intangible assets (other than goodwill) that have shorter amortization lives than the life ascribed to goodwill in preparing the accompanying June 30, 2000 financial statements. Thus, the resulting incremental amortization charges, if any, from that portion of the purchase price ascribed to other intangible assets could be materially different from the amortization expense presented in the pro forma financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


         Following is a schedule of the purchase price, estimated purchase price allocation and the annual amount of goodwill amortization to be recognized prospectively:

Purchase Price:

Value of securities issued                                          $30,612,258
Direct merger costs                                                   1,008,059
                                                                    -----------
     Total purchase price                                           $31,620,317
                                                                    -----------

The value of securities issued was determined as follows:

     Value of VTI shares exchanged                                  $27,739,308
     Value of VTI options and warrants exchanged                      2,872,950
                                                                    -----------
         Total value of securities issued                           $30,612,258
                                                                    -----------

         The value of VTI shares was computed using a five-day average share price with a midpoint of December 28, 1999, the date of the merger announcement. The number of shares used in the computation is based on the VTI shares outstanding as of May 18, 2000.

         Estimated Purchase Price Allocation:

         VTI assets acquired                                       $ 11,783,008
         VTI liabilities assumed                                    (14,182,254)
         Inventory step-up to fair market value                         100,000
         Write-down of fixed assets                                    (300,000)
         Goodwill                                                    34,219,563
                                                                   ------------
              Total                                                $ 31,620,317
                                                                   ------------

         The VTI assets acquired and liabilities assumed are derived from the historical balance sheet of VTI as of May 18, 2000. The Company estimates at this time that the annual amortization expense (based on an amortization period of 15 years) will approximate $2,260,000. Amortization expense for the quarter ended June 30, 2000 totaled $268,783.

         The following summarized unaudited pro forma information for the six months ended June 30, 2000 assumes the merger of ACC and VTI occurred on January 1, 2000.

                                                       Six Months Ended
                                                            June 30,
                                                              2000
                                                       ------------------
         Net revenues                                     $ 29,349,921
         Operating loss                                     (2,940,255)
         Net loss                                           (4,682,637)
         Loss per share:
                              Basic                               (.37)
                            Diluted                               (.37)

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


         The unaudited pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles of $1,129,819 for the six months ended June 30, 2000 arising from the merger and other adjustments. These pro forma operating results do not reflect the effects of the series A preferred stock issued in June of 2000. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of 2000, or of the future results of the combined entity.

Note 5 - Bank Loan Payable

         In June 2000, the Company renewed its credit facility with Summit Commercial Gibraltar Corp., a division of Summit Bancorp. Under the terms of the two-year agreement, loan availability was increased to $15,000,000, based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings accrue interest at the lender's base rate plus 1/2% per annum. The credit facility contains certain financial and operational covenants. At June 30, 2000, there were no borrowings outstanding under this credit facility.

Note 6 - Private Placement of Preferred Stock

         In June 2000, the Company raised gross proceeds of $17.15 million in a private placement of 2,450 shares of its Series A mandatorily redeemable convertible preferred stock. The preferred shares are convertible into up to 2,450,000 shares of common stock at a price of $7.00 per share, subject to adjustment. Beginning on June 14, 2001, the preferred stockholders may choose an alternative conversion price which equals the higher of (i) 70% of the fixed conversion price then in effect or (ii) the market price on any conversion date, which is equal to the average of the closing prices of Company common stock during the 20 consecutive trading days immediately preceding any conversion date. Preferred stockholders may, at their option, have the Company redeem their shares at the earlier of three years from the issuance date, or the occurrence of a triggering event, as defined. The redemption price is 110% of the stated value of $7,000 per share. None of the triggering events has occurred to date. The preferred shares will convert automatically if the Company's shares trade at $12.50 or above for twenty consecutive trading days and the underlying shares have been registered. At the issuance date, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion price of the preferred stock as compared to the prevailing market price of the common stock.

         Investors in the private placement also received five-year warrants to purchase a total of 857,500 shares of common stock for $10.50 per share. The warrants are subject to certain anti-dilution protection. The Company has valued the warrants at $3,740,000 using the Black-Scholes pricing model. The Company also issued to its placement agent warrants to purchase 193,748 shares of common stock for $7.00 per share, and warrants to purchase 67,876 shares of common stock for $10.50 per share. The warrants expire on June 14, 2005. The Company has valued the warrants at $1,410,000 using the Black-Scholes pricing model.

         Costs of the offering, including the fair value of the warrants, totaled $6,150,000. This amount has been recorded as a preferred stock discount and is being amortized as a deemed dividend over the three-year period from the date of issuance to the current redemption date. In addition, the 10% redemption premium of $1,715,000 is being accreted as a deemed dividend into the carrying value of the series A mandatorily redeemable convertible preferred stock over the same period.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 7 - Subsequent Events

         In July 2000, the Company acquired the net assets of 2CONFER, LLC, a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock of $300,000 valued at the time of the acquisition. Assets consisted primarily of accounts receivable, fixed assets and goodwill and other intangibles. The acquisition of 2CONFER, LLC is not a significant acquisition, and accordingly, pro forma results of operations are not included.

         A Registration Statement on Form S-T was filed with the Securities and Exchange Commission on July 28, 2000 to register 5,014,772 shares of the Company's common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of new products; the non-binding and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products sold by the Company; the impact of competitive products and pricing, as well as competition from other resellers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

The Company was formed on May 18, 2000 by the merger of All Communications Corporation (ACC) and View Tech, Inc. (VTI). VTI was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 quarterly and year-to-date results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                           Six Months Ended      Three Months Ended
                                               June 30,               June 30,
                                           -----------------     -----------------
                                            2000       1999       2000       1999
                                           ------     ------     ------     ------
Net revenues                                100.0%     100.0%     100.0%     100.0%
Cost of revenues                             66.0       69.4       66.9       68.3
                                           ------     ------     ------     ------
Gross margin                                 34.0       30.6       33.1       31.7
Operating expenses:
    Selling                                  26.8       21.1       28.5       20.0
    General and administrative                7.9        7.8        6.9        7.7
    Amortization of goodwill                  1.6        0.0        2.4        0.0
                                           ------     ------     ------     ------
Total operating expenses                     36.3       28.9       37.8       27.7
                                           ------     ------     ------     ------

Income (loss) from operations                (2.3)       1.7       (4.7)       4.0
                                           ------     ------     ------     ------

Other (income) expenses
   Amortization of deferred
       financing costs                        1.9        0.2        2.8        0.2
   Interest income                           (0.8)      (0.2)      (1.0)      (0.1)
   Interest expense                           0.3        1.0        0.3        0.8
                                           ------     ------     ------     ------

Total other expenses, net                     1.4        1.0        2.1        0.9
                                           ------     ------     ------     ------

Income (loss) before income taxes            (3.7)       0.7       (6.8)       3.1
Income tax benefit                            0.0        0.0        0.5        0.0
                                           ------     ------     ------     ------

Net income (loss)                            (3.7)       0.7       (6.3)       3.1

Deemed dividends on Series A mandatorily
     redeemable convertible
     preferred stock                        (47.8)       0.0      (73.5)       0.0
                                           ------     ------     ------     ------

Net income (loss) attributable to common
stockholders                                (51.5)%      0.7%     (79.8)%      3.1%
                                           ======     ======     ======     ======

Six Months Ended June 30, 2000 ("2000 period") Compared to Six Months Ended June 30, 1999 ("1999 period") and Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

     NET REVENUES. The Company reported net revenues of $17,110,000 for the 2000 period, an increase of $7,871,000, or 85% over revenues reported for the 1999 period. Net revenues of $11,127,000 for the June 2000 quarter represent an increase of $5,800,000, or 109%, over revenues reported for the June 1999 quarter. The inclusion of VTI revenues from the merger date through the end of the reporting period was the significant driving factor behind these percentage increases. In addition, increases in revenue are attributable to increases in units sold through a larger sales force.

     Videoconferencing - Sales of videoconferencing equipment were $13,329,000 in the 2000 period, a 184% increase over the 1999 period. Sales for the quarter ended June 30, 2000 were $9,636,000, a 260% increase over the comparable 1999 quarter. The inclusion of VTI revenues from the merger date through the end of the reporting period was the significant driving factor behind these percentage increases. The Company continues to experience volume increases as exhibited by increased multi-unit sales and customer reorders and greater numbers of new customer inquiries, all of which reflect more effective marketing efforts as well as continued strong demand for Polycom products.

     Voice communications - Sales of voice communications products and services were $3,781,000 in the 2000 period, a 17% decrease from the 1999 period. Sales for the quarter ended June 30, 2000 were $1,491,000, a 44% decrease from the comparable 1999 quarter. These period-to-period declines in the voice communications division were the result of declines in revenue for three significant customers and the deferral of system cutovers in the quarter ended June 30, 2000 due to customer delays. As a result of these installation delays, the division ended the quarter with a significant backlog. With this backlog and positive prospects for these three major customers, the second half of 2000 should see a rebound in revenue levels.

     GROSS MARGINS. Gross margins increased in the 2000 period to 34% of net revenues, as compared to 31% of net revenues in the 1999 period. The increase is attributable to increases in higher margin revenue sources such as maintenance contracts and video installation services.

     SELLING. Selling expenses, which include sales salaries, commissions, sales overhead, and marketing costs, increased in the 2000 period to $4,586,000, or 26.8% of net revenues, as compared to $1,951,000, or 21.1% of net revenues for the 1999 period. Selling expenses for the quarter ended June 30, 2000 increased to $3,167,000, or 28.5% of net revenues, as compared to $1,066,000 or 20.0% of net revenues for the comparable 1999 quarter. The inclusion of VTI selling expenses from the merger date through the end of the reporting period was the significant driving factor behind these percentage increases. In addition, increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices. The increase in selling expenses as a percentage of net revenues in the 2000 period and the quarter ended June 30, 2000 was impacted by the declines in voice communications revenues while the selling costs of that division remained relatively fixed and by the increases in videoconferencing selling expenses in advance of increased expected revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in the 2000 period to $1,350,000, or 7.9% of net revenues, as compared to $718,000, or 7.8% of net revenues for the 1999 period. General and administrative expenses for the quarter ended June 30, 2000 increased to $766,000, or 6.9% of net revenues, as compared to $411,000, or 7.7% of net revenues for the comparable 1999 quarter. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant driving factor behind these increases. General and administrative expenses as a percentage of net revenues for the quarter ended June 30, 2000 improved by 0.8%, or 10%, as this cost base supported the larger organization resulting from the merger without having to add a proportional amount of expenses.

     AMORTIZATION OF GOODWILL. As a result of the merger on May 18, 2000, $34,200,000 of goodwill and one and one-half months' amortization of goodwill totaling $269,000 was recorded in the quarter ended June 30, 2000. The Company estimates at this time that the annual amortization expense (based on an amortization period of 15 years) will approximate $2,260,000.

     OTHER (INCOME) EXPENSES. The principal component of this category, amortization of deferred financing costs, increased to $325,000 in the 2000 period as compared to $19,000 in the 1999 period. The increase reflects the amortization of $305,000 related to the value of warrants issued to former VTI subordinated debt holders. These costs were fully amortized as of June 30, 2000.

     INCOME TAXES. As a result of losses incurred in the quarter ended June 30, 2000, the Company recorded a tax recovery in the second quarter of 2000 equivalent to the tax provision from the first quarter, but did not recognize any additional tax benefits in the period as it continued to evaluate the recoverability of its deferred tax asset.

     NET INCOME (LOSS). The Company reported a net loss attributable to common stockholders for the June 2000 period of $(8,795,000), or $(1.03) per share, as compared to net income attributable to common stockholders of $59,000, or $.01 per share for the June 1999 period. The net loss attributable to common stockholders for the quarter ended June 30, 2000 was $(8,870,000), or $(.76) per share, as compared to net income attributable to common stockholders of $165,000, or $.03 per share for the comparable 1999 quarter. The June 2000 period and the quarter ended June 30, 2000 contained a non-recurring deemed dividend and offsetting increase in additional paid-in capital of $8,100,000 to reflect the beneficial conversion price of preferred stock issued in the period as compared to the prevailing market value of the common stock. In addition, a $70,000 deemed dividend was recorded in the period to amortize the costs of the preferred stock offering. Costs of $6,150,000 incurred in connection with the private placement, including the fair value of warrants, have been recorded as a preferred stock discount and will be amortized as a deemed dividend over the three-year period from the date of issuance to the current redemption date. The Company reported a net loss of $(615,000) for the June 2000 period as compared to net income of $59,000 for the June 1999 period and for the quarter ended June 30, 2000 it reported a net loss of $(691,000) as compared to net income of $165,000 for the comparable 1999 quarter.

Liquidity and Capital Resources

     At June 30, 2000, the Company had working capital of $21,572,000 compared to $4,526,000 at December 31, 1999, an increase of approximately 377%. In addition, the Company had $13,665,000 in cash and cash equivalents compared to $60,000 at December 31, 1999. This improved working capital position resulted primarily from the private placement of preferred stock in June 2000 that raised $16,280,000 in net cash proceeds.

     Concurrent with the closing of the merger between VTI and ACC that created the Company, all outstanding amounts owed to VTI's bank lenders were repaid. All significant VTI vendors were either paid concurrent with or shortly after the close of the merger or agreed to other mutually satisfactory payment arrangements. The Company has made all required payments under such arrangements to date. VTI's subordinated debt holders were repaid prior to the June 30, 2000 maturity date.

     On June 5, 2000 Wire One renewed its credit facility with New York-based Summit Commercial Gibraltar Corp., a division of Summit Bancorp. The two-year credit agreement raised the Company's line of credit from $5,000,000 to $15,000,000. Borrowings will bear interest at the lender's base rate plus 1/2% per annum. The Company has not borrowed funds under this line of credit to date.

     On June 14, 2000 Wire One completed the private placement of 2,450 shares of its series A convertible preferred stock and warrants with a select group of institutional and strategic investors led by Peconic Fund, Ltd., an affiliate of Ramius Capital Group, and Polycom, Inc. Gross proceeds of $17.15 million were raised in the private placement. A non-recurring deemed dividend of approximately $8.1 million was recognized in the second quarter of 2000. Other costs are being amortized over a three-year period and will reduce net income attributable to common stockholders. The proceeds of the private placement are expected to fund internal growth, acquisitions and expansion into emerging video applications technologies, including further development and installation of a global Internet Protocol (IP) based video communications subscriber service utilizing DSL access that the Company expects to introduce in the fourth quarter of 2000.

     Net cash used in operating activities for the 2000 period was $(3,324,000) as compared to net cash provided by operations of $844,000 during the 1999 period. Sources of operating cash in 2000 included deferred revenue and customer prepayments. Payments on accounts payable balances with vendors used $2,085,000 of operating cash as most of the vendors of the former VTI were paid shortly after the close of the merger. Additional uses of cash included increases in accounts receivable of $1,398,000 resulting from sales growth and purchases of inventory totaling $947,000.

     Investing activities for the 2000 period included purchases of $546,000 for bridging, computer and demonstration equipment for the core business and $841,000 for network equipment related to the global IP-based video communications subscriber service that the Company is developing. In addition, cash costs incurred in connection with the merger totaled $2,007,000. The Company does not have any material commitments for capital expenditures.

     Financing activities in the 2000 period included raising net proceeds from the private placement of preferred stock totaling $16,280,000, proceeds from the exercise of warrants and options totaling $8,654,000, and the repayment of the outstanding balance of the Company's revolving credit line of $3,077,000 and the $1,500,000 of VTI subordinated notes.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to interest rate risk related to its cash equivalents portfolio. The primary objective of the Company's investment policy is to preserve principal while maximizing yields. The Company's cash equivalents portfolio is short-term in nature, therefore changes in interest rates will not materially impact the Company's consolidated financial condition. However, such interest rate changes can cause fluctuations in the Company's results of operations and cash flows.

The Company's $15 million secured credit facility has an interest rate based on the lender's prime rate. The Company currently has no borrowings outstanding under the facility. If the Company should draw on the facility, interest rate fluctuations could have an impact on the Company's results of operations and cash flows.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Stock Split

     On May 18, 2000, the Company's stockholders authorized a two-for-one reverse stock split of the Company's common stock to stockholders of record at the close of business on April 14, 2000.

     Private Placement

     On June 14, 2000, we issued 2,450 shares of our series A convertible preferred stock and warrants to purchase 857,500 share of our common stock in a private placement to institutional and strategic investors for an aggregate purchase price of $17,150,000. We relied on the exemption provided by Rule 506 under the Securities Act.

     Each share of series A preferred stock, par value $0.001 per share, has a stated value of $7,000, which is convertible into our common stock at a fixed conversion price equal to $7.00 per share. Beginning on June 14, 2001, each holder of series A preferred stock has the option to substitute an "alternative conversion price" for the $7.00 fixed conversion price. The alternative conversion price is the higher of (i) 70% of the fixed conversion price then in effect or (ii) the market price on any conversion date, which is equal to the average of the closing sale prices of the common stock during the 20 consecutive trading days immediately preceding any conversion date.

     The number of shares of common stock issuable upon conversion is subject to adjustment, among other things: for stock splits, recapitalizations, or other dilutive transactions, as well as issuances of common stock at a price below the conversion price in effect, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than the conversion price then if effect, other than for certain previously outstanding securities and certain excluded securities.

     The 2,450 shares of series A preferred stock outstanding will convert automatically into common stock at the applicable conversion price then in effect on the earlier (i) the consummation of a sale of our common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, the public offering price of which is not less than $12.00 per share (adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like after the date hereof) and in which we receive aggregate gross proceeds of not less than $40,000,000 or (ii) the conclusion of a 20 consecutive trading day period where the closing sale price of our common stock equals or exceeds $12.50.

     Pursuant to its terms, the series A preferred stock and the warrants issued in connection therewith are convertible or exercisable by any holder only to the extent that the number of shares of common stock thereby issuable, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted or unexercised options, warrants or convertible securities) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. In addition, we can not effect any mandatory conversion unless and until the registration statement covering the resale of the common stock issuable upon conversion of the series A preferred stock and exercise of the related warrants has been declared effective.

     In order to comply with the rules of the Nasdaq National Market, we must obtain stockholder approval prior to issuing shares of common stock upon conversion of our series A preferred stock in excess of 19.99% of our common stock outstanding as of June 14, 2000, the date of issuance of the series A preferred stock.

     The shares of series A preferred stock are also subject to antidilution provisions which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions, as well as issuances of common stock at a price below the fixed conversion price in effect, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than the fixed conversion price, other than for certain previously outstanding securities and certain excluded securities.

     In connection with the sale of the series A preferred stock, we issued to the purchasers warrants to purchase 857,500 shares of common stock. The warrant has an exercise price of $10.50 per share and expires on June 14, 2005 (subject to extension). The warrant is subject to certain anti-dilution provisions in the event we sell common stock or securities convertible or exercisable into common stock at a price less than $10.50, subject to adjustment.

     Additionally, upon not less than 30 days advance notice and at any time where the registration statement covering the resale of the common stock issuable upon exercise of the warrants has been declared effective, we may redeem the warrants at a price of $0.10 per warrant but only if the closing sale price for our common stock issuable upon exercise of the warrant equals or exceeds 200% of the exercise price then in effect for a period of 20 consecutive trading days ending at least three days prior to the date of the notice of redemption.

     The warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

     Other

     On April 24, 2000, we issued warrants to purchase 199,249 shares of our common stock at an exercise price of $6.00 per share as consideration to warrant holders who exercised their warrants in March 2000. We relied on the exemption provided under Section 4(2) of the Securities Act.

     On June 14, 2000, we issued 20,000 shares of our common stock, warrants to purchase 193,928 shares of our common stock at an exercise price of $7.00 per share and warrants to purchase 67,785 shares of our common stock at an exercise price of $10.50 per share to H.C. Wainwright & Co., Inc. and its assigns as partial consideration for financial services rendered. We relied on the exemption provided under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on May 18, 2000. The stockholders also voted on the following proposals with the following results:

1. The merger agreement between View Tech, Inc. and All Communications Corporation was approved.


For: 5,303,882  Against: 7,385 Abstain: 7,730 Broker Non-Votes: 0

2. The issuance of shares of View Tech, Inc. common stock to shareholders of All Communications Corporation in the merger was approved.

For: 5,298,082  Against: 12,325 Abstain: 9,030 Broker Non-Votes: 0

3. An amendment to our certificate of incorporation authorizing a 2 for 1 reverse split of our outstanding common stock was approved.

For: 5,209,337  Against: 35,390 Abstain: 74,720 Broker Non-Votes: 0

4. An amendment and restatement of our certificate of incorporation increasing the number of authorized shares of common stock by 80 million to 100 million shares to enable us to consummate the merger and to provide additional shares for use in acquisitions and other purposes was approved.

For: 5,284,855  Against: 24,162 Abstain: 10,430 Broker Non-Votes: 0

5. An amendment and restatement of our bylaws was approved.

For: 5,276,092  Against: 31,800 Abstain: 11,555 Broker Non-Votes: 0

6. An amendment to our certificate of incorporation authorizing the change of our corporate name from "View Tech, Inc." to "Wire One Technologies, Inc." was approved.

For: 5,303,267  Against: 7,255 Abstain: 8,955 Broker Non-Votes: 0

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     On June 2, 2000, the registrant filed a report on Form 8-K dated May 18, 2000 stating that the registrant had completed its merger with All Communications Corporation. Incorporated by reference to such report were All Communication Corporation's (i) annual report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 and (ii) quarterly report on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000. In addition, the registrant filed the following pro forma financial information with such report: (i) Unaudited Pro Forma Condensed Combined Balance Sheets of March 31, 2000 and (ii) Unaudited Pro Forma Condensed Combined Statement of Operations for the Three Months Ended March 31, 2000 and for the Year Ended December 31, 1999.

     On June 27, 2000, the registrant filed a report on Form 8-K dated June 14, 2000 stating that the registrant had completed a private placement of 2,450 shares of its series A convertible preferred stock and warrants to purchase 857,500 share of its common stock in a private placement to institutional and strategic investors for an aggregate purchase price of $17,150,000.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WIRE ONE TECHNOLOGIES, INC.
                                   Registrant

Date:  August 9, 2000            By:    /s/ Richard Reiss
                                        ----------------------------------------
                                 Richard Reiss,
                                 President and Chief Executive
                                 Officer


Date:  August 9, 2000            By:    /s/ Christopher Zigmont
                                        ----------------------------------------
                                 Christopher Zigmont
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

                                  Exhibit Index

              Exhibit No.                 Description
              -----------                 -----------

                   27                     Financial Data Schedule