Form 10-Q
period 2000-09-30
WIRE ONE TECHNOLOGIES INC
filed 2000-11-07
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.


                                       or

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25940


                           WIRE ONE TECHNOLOGIES, INC.
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                          77-0312442
State or other Jurisdiction of                         I.R.S. Employer Number
Incorporation or Organization)

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

Yes [X]         No [_]

     The number of shares outstanding of the registrant's Common Stock as of October 31, 2000 was 17,210,827.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *

        Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                           1

        Consolidated Statements of Operations
           For the Nine Months and Three Months ended
           September 30, 2000 and 1999                                        2

        Consolidated Statements of Cash Flows
           For the Nine Months ended September 30, 2000 and 1999              3

        Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

PART II. OTHER INFORMATION

Legal Proceedings                                                            16

Changes in Securities                                                        16

Defaults Upon Senior Securities                                              16

Submission of Matters to a Vote of Security Holders                          16

Other Information                                                            16

Exhibits and Reports on Form 8-K                                             16

Signatures                                                                   17


* The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30,     December 31,
                                                                                 2000             1999
                                                                            ------------      ------------
                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  2,576,066      $     60,019
   Accounts receivable-net                                                    23,552,417         6,128,221
   Inventory                                                                   7,397,585         3,602,238
   Deferred income taxes                                                         531,131           230,083
   Other current assets                                                        1,836,715           161,947
                                                                            ------------      ------------
   Total current assets                                                       35,893,914        10,182,508

Furniture, equipment and leasehold improvements-net                            4,641,989           621,443

Goodwill-net                                                                  35,072,154              --
Other assets                                                                     326,763            63,353
                                                                            ------------      ------------
   Total assets                                                             $ 75,934,820      $ 10,867,304
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank loan payable                                                        $       --        $  2,138,602
   Accounts payable                                                            6,140,243         2,022,687
   Accrued expenses                                                            2,572,042           891,033
   Income taxes payable                                                             --             124,372
   Deferred revenue                                                            5,490,390           403,524
   Customer deposits                                                             332,487            44,919
   Current portion of capital lease obligations                                   84,952            30,905
                                                                            ------------      ------------
   Total current liabilities                                                  14,620,114         5,656,042

Noncurrent liabilities:
       Capital lease obligations, less current portion                            90,563            17,444
                                                                            ------------      ------------
   Total liabilities                                                          14,710,677         5,673,486

Commitments

Series A mandatorily redeemable convertible preferred stock                   11,497,377              --

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value;
   5,000,000 shares authorized, 2,450 shares issued and outstanding                     --                --
Common Stock, $.0001 par value; 100,000,000 authorized;
   16,953,052 and 4,910,000 shares outstanding, respectively                       1,695         5,229,740
Additional paid-in capital                                                    59,912,886           488,759
Accumulated deficit                                                          (10,187,815)         (524,681)
                                                                            ------------      ------------
   Total stockholders' equity                                                 49,726,766         5,193,818
                                                                            ------------      ------------
   Total liabilities, series A preferred stock and stockholders' equity     $ 75,934,820      $ 10,867,304
                                                                            ============      ============


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three months ended                 Nine months ended
                                                                     September 30,                    September 30,
                                                                 2000            1999             2000            1999
                                                             ------------    ------------     ------------    ------------
Net revenues                                                 $ 18,287,167    $  6,669,783     $ 35,397,300    $ 15,908,891
Cost of revenues                                               12,345,638       4,507,656       23,632,170      10,917,374
                                                             ------------    ------------     ------------    ------------

Gross margin                                                    5,941,529       2,162,127       11,765,130       4,991,517

Operating expenses:
   Selling                                                      4,666,054       1,366,972        9,252,061       3,318,047
   General and administrative                                   1,249,381         441,386        2,599,475       1,159,772
   Amortization of goodwill                                       591,048            --            859,831            --
                                                             ------------    ------------     ------------    ------------
Total operating expenses                                        6,506,483       1,808,358       12,711,367       4,477,819
                                                             ------------    ------------     ------------    ------------
Income (loss) from operations                                    (564,954)        353,769         (946,237)        513,698
                                                             ------------    ------------     ------------    ------------
Other (income) expenses
   Amortization of deferred financing costs                         9,055          12,243          334,410          30,894
   Interest income                                               (146,573)         (3,968)        (291,508)        (18,135)
   Interest expense                                                13,634          38,650           67,118         134,762
                                                             ------------    ------------     ------------    ------------
Total other (income) expenses, net                               (123,884)         46,925          110,020         147,521
                                                             ------------    ------------     ------------    ------------
Income (loss) before income taxes                                (441,070)        306,844       (1,056,257)        366,177

Income tax provision (benefit)                                       --              --               --              --
                                                             ------------    ------------     ------------    ------------
Net income (loss)                                                (441,070)        306,844       (1,056,257)        366,177
Deemed dividends on Series A convertible preferred stock
                                                                 (427,322)           --         (8,606,877)           --
                                                             ------------    ------------     ------------    ------------
Net income (loss) attributable to common stockholders        $   (868,392)   $    306,844     $ (9,663,134)   $    366,177
                                                             ============    ============     ============    ============
Net income (loss) per share:
     Basic                                                   $       (.05)   $        .06     $       (.85)   $        .07
                                                             ============    ============     ============    ============
     Diluted                                                 $       (.05)   $        .05     $       (.85)   $        .06
                                                             ============    ============     ============    ============

Weighted average number of common shares and equivalents:
     Basic                                                     16,878,118       4,910,000       11,324,374       4,910,000
                                                             ============    ============     ============    ============
     Diluted                                                   16,878,118       6,176,834       11,324,374       5,771,478
                                                             ============    ============     ============    ============


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Nine months ended
                                                                              September 30,
                                                                          2000            1999
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $ (1,056,257)   $    366,177
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        2,073,208         241,304
    Loss on disposal of equipment                                                            1,832
    Non cash compensation                                                  130,002          65,201
    Increase (decrease) in cash attributable
      to changes in operating assets and liabilities net
      of effects from purchase of View Tech, Inc. and 2CONFER, LLC
        Accounts receivable                                             (9,645,989)     (1,437,924)
        Inventory                                                       (2,470,525)     (1,299,757)
        Other current assets                                              (946,366)       (263,455)
        Other assets                                                         4,180            --
        Accounts payable                                                (3,032,963)      2,369,152
        Accrued expenses                                                     1,425         100,047
        Income taxes payable                                              (132,130)         (2,860)
        Deferred revenue                                                 1,681,557         143,140
        Customer deposits                                                  244,082         264,845
                                                                      ------------    ------------
    Net cash (used in) provided by operating activities                (13,149,776)        547,702
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, equipment and leasehold improvements          (1,886,861)       (119,755)
  Costs related to acquisition of business including cash acquired      (2,029,831)           --
                                                                      ------------    ------------
    Net cash used in investing activities                               (3,916,692)       (119,755)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from preferred stock offering, net                           16,150,000            --
  Exercise of warrants and options, net                                  8,782,287            --
  Payment of subordinated notes                                         (1,500,000)           --
  Financing costs                                                          (74,314)        (17,500)
  Proceeds from bank loans                                               3,350,000      10,205,000
  Payments on bank loans                                                (7,035,185)    (10,639,702)
  Payments on capital lease obligations                                    (90,273)        (20,094)
                                                                      ------------    ------------
    Net cash provided by (used in) financing activities                 19,582,515        (472,296)
                                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,516,047         (44,349)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              60,019         325,915
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  2,576,066    $    281,566
                                                                      ============    ============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                          $     67,118    $    134,762
                                                                      ============    ============
    Income taxes                                                      $      7,798    $      3,332
                                                                      ============    ============


Non cash financing and investing activities:

     During the nine months ended September 30, 2000, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $8,606,877.

     On May 18, 2000, the Company acquired the net assets of View Tech, Inc. in a merger transaction accounted for as a purchase for non-cash consideration of $31,339,258.


                 See Notes to Consolidated Financial Statements

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September, 30, 2000


Note 1 - The Business and Merger with View Tech, Inc.

     Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received 1.65 shares of Wire One common stock for each share of ACC common stock held by them. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill.

     Wire One is a single source provider of video products and services that assist customers with the design, installation, maintenance and operation of their videoconferencing systems from its 25 offices throughout the United States. The Company offers customers videoconferencing products from leading manufacturers such as Accord Telecommunications, Inc., PictureTel Corporation, Polycom, Inc., SONY Electronics, Inc. and VCON
     Telecommunications, Ltd. and provide a comprehensive suite of video and data services including installation, bridging, on-site technical assistance, customized training, engineering and maintenance.

Note 2 - Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in VTI's and ACC's Annual Reports for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation and VTC Resources, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company does not segregate or manage its operations by business segment.

Note 3 - Income (loss) per share

     Basic net income  (loss) per share is  calculated  by  dividing  net income
     (loss) attributable to common stock by the weighted average number of common shares outstanding during the

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September, 30, 2000


     period. In determining basic loss per share in the 2000 periods, the effects of deemed dividends on Series A mandatorily redeemable convertible preferred stock are added to the net loss. Diluted net income (loss) per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if converted method.

                                                   Three Months Ended         Nine Months Ended
                                                 -----------------------   -----------------------
                                                      September 30,             September 30,
                                                 -----------------------   -----------------------
                                                    2000         1999         2000         1999
                                                 ----------   ----------   ----------   ----------
     Weighted average shares outstanding         16,878,118    4,910,000   11,324,374    4,910,000
     Effect of dilutive options and warrants           --      1,266,834         --        861,478
                                                 ----------   ----------   ----------   ----------

     Weighted average shares outstanding
       including dilutive effect of securities   16,878,118    6,176,834   11,324,374    5,771,478
                                                 ==========   ==========   ==========   ==========

     The weighted average options and warrants to purchase 7,237,816 and 6,269,919 shares of common stock were outstanding during the nine months and three months ended September 30, 2000, respectively and preferred stock convertible into 2,450,000 common shares were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 4 - Business Combinations

     Merger with View Tech, Inc.

     On May 18, 2000 the merger of ACC and VTI was consummated in a transaction that has been accounted for as a "reverse acquisition" using the purchase method. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes.

     The final allocation of the purchase price may differ from that reflected in the unaudited September 30, 2000 financial statements after a more extensive review of the fair market values of the assets and liabilities has been completed as of the acquisition date. When such a review is completed, a portion of the purchase price may be ascribed to intangible assets (other than goodwill) that have shorter amortization lives than the life ascribed to goodwill in preparing the accompanying September 30, 2000 financial statements. Thus, the resulting incremental amortization charges, if any, from that portion of the purchase price ascribed to other intangible assets could be materially different from the amortization expense presented in the pro forma financial statements.

     Following is a schedule of the purchase price, estimated purchase price allocation and the annual amount of goodwill amortization to be recognized prospectively:

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September, 30, 2000


     Purchase Price:

     Value of securities issued                                  $31,339,258
     Direct merger costs                                           1,008,059
                                                                 -----------
       Total purchase price                                      $32,347,317
                                                                 -----------

     The value of securities issued was determined as follows:
       Value of VTI shares exchanged (relinquished)              $28,466,308
       Value of VTI options and warrants                           2,872,950
                                                                 -----------
         Total value of securities issued                        $31,339,258
                                                                 -----------

     The value of VTI shares was computed using a five-day average share price with a midpoint of December 28, 1999, the date of the merger announcement. The number of shares used in the computation is based on the View Tech shares outstanding as of May 18, 2000.

     Estimated Purchase Price Allocation:

     VTI assets acquired                                        $ 11,583,008
     VTI liabilities assumed                                     (13,923,289)
     Goodwill                                                     34,687,598
                                                                ------------
       Total                                                    $ 32,347,317
                                                                ------------

     The VTI assets acquired and liabilities assumed are derived from the historical balance sheet of VTI as of May 18, 2000. The Company estimates at this time that the annual amortization of goodwill (based on an amortization period of 15 years) will approximate $2,312,000. Amortization expense for the nine months and three months ended September 30, 2000 totaled $839,831 and $571,048, respectively.

     The following summarized unaudited pro forma information for the nine months ended September 30, 2000 assumes the merger of the ACC and VTI occurred on January 1, 2000.

                                                          Nine Months
                                                            Ended
                                                         September 30,
                                                             2000
                                                         ------------
          Net revenues                                   $ 47,637,088
          Operating loss                                   (3,213,592)
          Net loss                                         (4,814,661)
          Basic and diluted loss per share                       (.40)

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September, 30, 2000

     The unaudited pro forma operating results reflect estimated pro forma adjustments for the amortization of intangibles of $1,734,000 for the nine months ended September 30, 2000 arising from the merger and other adjustments. These pro forma operating results do not reflect the effects of the series A preferred stock issued in June 2000. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of 2000, or of the future results of the combined entity.

     Acquisition of 2CONFER, LLC

     In July 2000, the Company acquired the net assets of 2CONFER, LLC ("2CONFER"), a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock valued at the time of acquisition. Assets consisted primarily of accounts receivables, fixed assets and goodwill and other intangibles.

     Estimated Purchase Price Allocation:

     2CONFER assets acquired                             $ 1,024,730
     2CONFER liabilities assumed                          (1,424,730)
     Goodwill                                              1,200,000
                                                         -----------
                                                         $   800,000
                                                         ===========

     The 2CONFER assets acquired and liabilities assumed are derived from the historical balance sheet of 2CONFER, LLC as of July 1, 2000. The Company estimates at this time that the annual amortization of goodwill (based on an amortization period of 15 years) will approximate $80,000. Amortization expense for the nine months and three months ended September 30, 2000 totaled $20,000.

Note 5 - Bank Loan Payable

     In June 2000, the Company renewed its credit facility with Summit Commercial Gibraltar Corp., a division of Summit Bancorp. Under the terms of the two-year agreement, loan availability was increased to $15,000,000, based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings accrue interest at the lender's base rate plus 1/2% per annum. The credit facility contains certain financial and operational covenants. The Company was in compliance with those covenants at September 30, 2000. At September 30, 2000, there were no borrowings outstanding under this credit facility.

Note 6 - Private Placement of Preferred Stock

     In June 2000, the Company raised gross proceeds of $17.15 million in a private placement of 2,450 shares of its Series A mandatorily redeemable convertible preferred stock. The preferred shares are convertible into up to 2,450,000 shares of common stock at a price of $7.00 per share, subject to adjustment. Beginning on June 14, 2001, the preferred stockholders may choose an alternative conversion price which equals the higher of (i) 70% of the fixed conversion price then in effect or (ii) the market price on any conversion date, which is equal to the average of the closing prices of Company common stock during the 20 consecutive trading days immediately preceding any conversion date. Preferred stockholders may, at their option, have the Company redeem their shares at the earlier of three years from the issuance date, or the occurrence of a triggering event, as defined. The redemption price is 110% of the stated value of $7,000 per share. None of the triggering events have occurred to date. The preferred shares will convert automatically if the Company's shares trade at $12.50 or above for twenty consecutive trading days and the underlying shares have been registered. The Company registered the shares in September 2000. At the issuance date, the Company recorded a deemed dividend charge and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion price of the preferred stock as compared to the prevailing market price of the common stock.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September, 30, 2000

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

     Costs of the offering, including the fair value of the warrants, totaled $6,150,000. This amount has been recorded as a preferred stock discount and is being amortized as a deemed dividend over the three-year period from the date of issuance to the June 2003 redemption date. In addition, the 10% redemption premium of $1,715,000 is being accreted as a deemed dividend into the carrying value of the series A mandatorily redeemable convertible preferred stock over the same period. Such combined accretion totaled $497,377 and $427,322 for the nine months and three months ended September 30, 2000, respectively.

     Based on the lowest possible conversion price of $4.90, the maximum number of shares issuable upon conversion of the series A preferred would be 3,500,000 shares of common stock. The rules of the Nasdaq National Market only allow the Company to issue up to 20% of its outstanding shares of common stock upon conversion of the series A preferred stock and exercise of the related warrants without prior stockholder approval. Wire One has not sought nor does it intend to seek such stockholder approval for this issuance in the future. Based on the 16,570,641 shares of common stock outstanding on June 14, 2000, the original date of issuance of the series A preferred and related warrants, the Company is only able to issue 3,314,128 shares of its common stock upon conversion of the series A preferred. Accordingly, beginning on June 14, 2001, if all shares of series A preferred stock were converted at the lowest possible conversion price and all of the related warrants were simultaneously exercised, the Company could be required to redeem up to 730 shares of its series A preferred stock at a price of $7,700 per share for an aggregate purchase price of $5,621,000.

Note 7 - Stock Option Plan

     In September 2000, the Company adopted and approved the Wire One 2000 Stock Incentive Plan ("the Plan"). The Plan permits the grant of "incentive stock options" ("ISOs") to any employees or employees of its subsidiaries. Non-qualified stock options may be granted to employees, directors and consultants. As of October 27, 2000, options to purchase a total of 485,474 shares were outstanding, and 2,514,526 shares remained available for future grant under the Plan. The Company has issued approximately 1,609,000 options that are not governed by the Plan.

     The Plan provides for the grant of options, including incentive stock options and non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units, performance shares or any combination thereof (collectively, the "Awards"). The exercise price of Awards is established by the Compensation Committee and, in the case of incentive stock options the exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant. The Compensation Committee determines the terms and provisions of each award granted under the Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

Note 8 - Subsequent Events

     In October 2000, the Company acquired the assets and certain liabilities of Johns Brook Co., Inc.'s videoconferencing division, a New Jersey-based provider of videoconferencing solutions. The total consideration was $635,000, consisting of $481,000 in cash and $154,000 in the Company's common stock valued at the time of acquisition. Assets consisted primarily of accounts receivable, fixed assets, and goodwill and other intangibles. The acquisition of the assets and certain liabilities of Johns Brook Co., Inc.'s videoconferencing division is not considered to be a significant acquisition and, accordingly, pro forma results of operations disclosures are not required.

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

Overview

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. The Company offers its customers videoconferencing products from leading manufacturers such as Accord Telecommunications, Inc. ("Accord"), PictureTel Corporation ("PictureTel"), Polycom, Inc. ("Polycom"), SONY Electronics, Inc. ("SONY") and VCON Telecommunications, Ltd. ("VCON") and provide a comprehensive suite of video and data services including installation, bridging, on-site technical assistance, customized training, engineering and maintenance. Wire One is the number one channel partner for Polycom, a leading video equipment manufacturer, and a leading channel partner for the other major manufacturers.

The Company markets and sells its video and data products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives, and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 2,500 customers who collectively have approximately 12,000 videoconferencing endpoints.

The Company was formed on May 18, 2000 by the merger of ACC and VTI. VTI was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 quarterly and year-to-date results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill.

In July 2000, the Company acquired the net assets of 2CONFER, a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock of $300,000 valued at the time of acquisition. On the date of the acquisition, the assets and liabilities of 2CONFER were recorded at their estimated fair values, with the excess purchase consideration allocated to goodwill.

By the end of this year, Wire One expects to introduce its Glowpoint network service ("Glowpoint"). The Company believes Glowpoint will be the first dedicated network to provide video communications by utilizing a dedicated Internet Protocol ("IP") backbone and broadband access and, ultimately, will offer the same reliability as a telephone call. Glowpoint subscribers can utilize the Glowpoint network to make videoconference calls on demand for a fixed monthly fee.

Over 90% of the applications utilizing video technology are Integrated Services Digital Network ("ISDN") standards-based. ISDN technology has several shortcomings, including poor quality of service ("QoS") and high transmission costs. In recent years, providers of video services have sought to replace older ISDN systems with newer IP-based technologies. By introducing Glowpoint, the Company is providing the first end-to-end IP-based video network that it believes will make video communications as reliable and commonplace as voice telephony.

To provide its Glowpoint service, the Company has strategic relationships with Exodus Communications ("Exodus") for its IP backbone network and with Covad Communications ("Covad") and other broadband access providers for dedicated broadband access to the Glowpoint network. The Company will also use dedicated IP circuits ("T1"). Leading IP videoconferencing and video networking equipment suppliers, including Cisco Systems, Polycom, RADVision and VCON, have already announced that their products will be compatible with Glowpoint.

Glowpoint employs a proprietary network architecture over dedicated capacity on a high performance redundant backbone. This backbone network connects all of Glowpoint's points of presence ("POPs"), using multiple high-speed OC-3 and OC-12 lines which virtually eliminate the risk of a single point of failure. Glowpoint's POPs consist of the best available equipment from multiple vendors combined in a unique proprietary architecture. This configuration of equipment at its POPs is expected to provide industry-leading throughput, scalability and mission-critical resiliency. Wire One also maintains a state-of-the-art network operations center ("NOC") from which it monitors the operations of the network on a 24x7 basis.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                 -------------------          ------------------
                                                  2000          1999           2000         1999
                                                 -----         -----          -----        -----
Net revenues                                     100.0%        100.0%         100.0%       100.0%
Cost of revenues                                  67.5          67.6           66.8         68.6
                                                 -----         -----          -----        -----

Gross margin                                      32.5          32.4           33.2         31.4

Operating expenses:
    Selling                                       25.6          20.5           26.1         20.9
    General and administrative                     6.8           6.6            7.3          7.3
    Amortization of goodwill                       3.2           0.0            2.4          0.0
                                                 -----         -----          -----        -----

Total operating expenses                          35.6          27.1           35.8         28.2
                                                 -----         -----          -----        -----

Income (loss) from operations                     (3.1)          5.3           (2.7)         3.2
                                                 -----         -----          -----        -----

Other (income) expenses
   Amortization of deferred
       financing costs                             0.0           0.2            0.9          0.2
   Interest income                                (0.8)         (0.1)          (0.8)        (0.1)
   Interest expense                                0.1           0.6            0.2          0.9
                                                 -----         -----          -----        -----

Total other expenses, net                         (0.7)          0.7            0.3          1.0
                                                 -----         -----          -----        -----

Income (loss) before income taxes                 (2.4)          4.6           (3.0)         2.3

Income tax provision (benefit)                     0.0           0.0            0.0          0.0
                                                 -----         -----          -----        -----

Net income (loss)                                 (2.4)          4.6           (3.0)         2.3

Deemed dividends on Series A
      convertible preferred stock                 (2.3)          0.0          (24.3)         0.0
                                                 -----         -----          -----        -----

Net income (loss) attributable to
common stockholders                               (4.7)%         4.6%         (27.3)%        2.3%
                                                 =====         =====          =====        =====

Nine Months Ended September 30, 2000 ("2000 period") Compared to Nine Months Ended September 30, 1999 ("1999 period") and Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.


     NET REVENUES. The Company reported net revenues of $35.4 million for the 2000 period, an increase of $19.5 million over revenues reported for the 1999 period. Net revenues of $18.3 million for the September 2000 quarter represent an increase of $11.6 million over revenues reported for the September 1999 quarter. Although VTI operations have now been fully integrated into the Company, management estimates that revenues from the core businesses in existence before contributions from VTI and 2CONFER have grown approximately 25 to 30%, with revenues from VTI and 2CONFER accounting for the remainder of the growth experienced in the quarter and nine months ended September 30, 2000.

     Videoconferencing - Sales of videoconferencing equipment were $29.5 million in the 2000 period, an increase of $21.5 million over the 1999 period. Sales for the quarter ended September 30, 2000 were $16.2 million, an increase of $12.9 million over the comparable 1999 quarter. Management estimates that revenues from the core videoconferencing business before contributions from VTI and 2Confer have grown approximately 80 to 90%, with revenues from VTI and 2Confer accounting for the remainder of the growth experienced in the quarter and nine months ended September 30, 2000. Particular strength was noted in sales to federal and state government agencies under government contracts such as the State of California contract.

     Voice communications - Sales of voice communications products and services were $5.9 million in the 2000 period, a $2.0 million decrease from the 1999 period. Sales for the quarter ended September 30, 2000 were $2.1 million, a $1.3 million decrease from the comparable 1999 quarter. These period-to-period declines in the voice communications division were the result of declines in revenue from three significant customers. Business with these three customers fluctuates from quarter to quarter depending upon their respective capital expenditure budgets, acquisition strategy, and other factors. These declines should not be considered permanent in nature.

     GROSS MARGINS. Gross profits were $11.8 million in the 2000 period, an increase of $6.8 million over the 1999 period. Gross profits for the quarter ended September 30, 2000 were $5.9 million, an increase of $3.7 million over the comparable 1999 quarter. Gross margins increased in the 2000 period to 33% of net revenues, as compared to 31% of net revenues in the 1999 period. The increase is attributable to inventory purchase discounts negotiated with videoconferencing equipment manufacturers and increases in higher margin revenue sources such as video maintenance contracts and installation services.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $6.0 million in the 2000 period to $9.3 million from $3.3 million for the 1999 period. Selling expenses for the quarter ended September 30, 2000 increased $3.3 million to $4.7 million as compared to $1.4 million for the comparable 1999 quarter. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices brought about by the merger with VTI and the acquisition of 2CONFER. The increase in selling expenses as a percentage of net revenues in the 2000 period and the quarter ended September 30, 2000 resulted from the decline in voice communications revenues combined with relatively fixed selling costs in that division, as well as, from the expansion of the videoconferencing division on a national basis. Prior to the merger, ACC focused its videoconferencing business on customers in the Eastern United States. This national expansion resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.4 million in the 2000 period to $2.6 million as compared to $1.2 million for the 1999 period. General and administrative expenses for the quarter ended September 30, 2000 increased $0.8 million to $1.2 million as compared to $0.4 million for the comparable 1999 quarter. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2000 period and the quarter ended September 30, 2000 remained relatively constant though, as this cost category grew in proportion to the growth in revenues.

     AMORTIZATION OF GOODWILL. The Company has allocated approximately $34.7 million of the VTI merger purchase consideration to goodwill. Amortization expense for the 2000 period totaled $0.8 million. The Company estimates at this time that the annual amortization expense (based on an amortization period of 15 years) will approximate $2.3 million. In addition, as a result of the acquisition of the net assets of 2CONFER, LLC on July 1, 2000, $1.2 million of goodwill and $20,000 of amortization was recorded in the quarter ended September 30, 2000. The Company estimates at this time that the annual amortization expense (based on an amortization period of 15 years) will approximate $80,000.

     OTHER (INCOME) EXPENSES. The principal component of this category, amortization of deferred financing costs, increased to $334,000 in the 2000 period as compared to $31,000 in the 1999 period. The increase reflects the amortization of $305,000 related to the issuance of warrants to former VTI subordinated debt holders. These costs were fully amortized as of September 30, 2000. In addition, interest income increased in the 2000 period to $292,000 as compared to $18,000 in the 1999 period. The increase reflects interest earned on the proceeds received from the Company's private placement of 2,450 shares of its series A convertible preferred stock and related warrants (the "Private Placement") in the second quarter of 2000 and the proceeds received from the Company's warrant call in the first quarter of 2000.

     INCOME TAXES. During the 2000 period, the Company has established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

     During the 1999 period, the Company reversed the valuation allowance established in 1998 in an amount sufficient to offset tax expense provided on pre-tax income.

     NET INCOME (LOSS). The Company reported a net loss attributable to common stockholders for the 2000 period of $(9.7) million, or $(.85) per diluted share, as compared to net income attributable to common stockholders of $0.4 million, or $.06 per diluted share for the 1999 period. The net loss attributable to common stockholders for the quarter ended September 30, 2000 was $(0.9) million, or $(.05) per diluted share, as compared to net income attributable to common stockholders of $0.3 million, or $.05 per diluted share for the comparable 1999 quarter. The 2000 period contained a non-recurring deemed dividend and offsetting increase in additional paid-in capital of $8.1 million to reflect the beneficial conversion price of preferred stock issued in the Private Placement in the second quarter of 2000 as compared to the prevailing market value of the common stock. In addition, a $0.5 million deemed dividend was recorded in the period to amortize the costs of the Private Placement. Costs of $6.15 million incurred in connection with the private placement, including the fair value of warrants, have been recorded as a preferred stock discount and will be amortized as a deemed dividend over the three-year period from the date of issuance to the current redemption date. The Company reported a net loss of $(1.1) million for the 2000 period as compared to net income of $0.4 million for the 1999 period and for the quarter ended September 30, 2000 it reported a net loss of $(0.4) million as compared to net income of $0.3 million for the comparable 1999 quarter.

Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of $21.3 million compared to $4.5 million at December 31, 1999, an increase of approximately 370%. In addition, the Company had $2.6 million in cash and cash equivalents compared to $60,000 at December 31, 1999. This improved working capital position resulted primarily from the Private Placement that raised $16.15 million in net cash proceeds.

     The Company currently has a $15.0 million credit facility with New York-based Summit Commercial Gibraltar Corp., a division of Summit Bancorp. Borrowings under this facility will bear interest at the lender's base rate plus 1/2% per annum. The Company has not borrowed funds under this line of credit to date.

     On June 14, 2000 the Company completed the Private Placement with a select group of institutional and strategic investors led by Peconic Fund, Ltd., an affiliate of Ramius Capital Group, and Polycom, Inc. The Company raised gross proceeds of $17.15 million in the Private Placement. A one-time, non-cash deemed dividend of approximately $8.1 million was recognized in the second quarter of 2000. Other offering costs are being amortized over a three-year period as a deemed dividend and will reduce net income attributable to common stockholders. The amortization of these costs totaled $0.4 million in the quarter ended September 30, 2000. The proceeds of the private placement are being used to fund internal growth, acquisitions and expansions into emerging video applications technologies, including further development and installation of its Glowpoint network.

     Net cash used in operating activities for the 2000 period was $(13.1) million as compared to net cash provided by operations of $0.5 million during the 1999 period. Sources of operating cash in 2000 included deferred revenue and customer deposits. Increases in accounts receivable of $9.6 million resulting from sales growth, purchase of inventory totaling $2.5 million and payments on accounts payable balances with vendors of $3.0 million were the primary uses of operating cash in the 2000 period.

     Investing activities for the 2000 period included purchases of $1.0 million for bridging, computer and demonstration equipment for the core business and $0.9 million for network equipment related to the Glowpoint network that the Company is developing. In addition, cash costs incurred in connection with mergers and acquisitions totaled $2.0 million.

     Financing activities in the 2000 period included the Private Placement totaling $16.15 million in net proceeds, proceeds from the exercise of warrants and options totaling $8.8 million, the net repayment of the outstanding balance of the Company's revolving credit line totaling $3.1 million, and the $1.5 million of VTI subordinated notes that were outstanding.

     Management believes that it has adequate capital resources to support current operating levels for the next twelve months. The Company is considering raising up to $50 million in a private placement of its common stock in the fourth quarter of 2000, if market conditions are acceptable to the Company. In the event that the Company completes a financing transaction, the proceeds will be used for capital expenditures, acquisitions, and the continued development and expansion of the Glowpoint network. There can be no assurance that additional financing will be available on terms acceptable to the Company, if at all.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting ("Annual Meeting") of Stockholders of the Wire One Technologies, Inc. was held on September 15, 2000.

     The 12,016,573 shares of Common Stock ("Common Stock") present at the Annual Meeting out of a then total of 16,879,716 shares outstanding and entitled to vote acted as follows with respect to the following proposals with the following results:

     1. (a) The election of Eric Friedman to the Board of Directors was approved:

          For: 11,865,308  Against: 0  Abstain: 151,265  Broker Non-Votes: 0


          (b) The election of Andrea Grasso to the Board of Directors was approved:

          For: 11,865,308  Against: 0  Abstain: 151,265  Broker Non-Votes: 0

     2. The adoption of the Wire One Technologies, Inc. 2000 Stock Incentive Plan was approved,

          For: 8,202,665  Against: 518,701  Abstain: 59,995  Broker Non-Votes: 0

     3. The ratification of the appointment of BDO Seidman as independent auditors was approved.

          For: 11,981,334  Against: 22,884  Abstain: 11,855  Broker Non-Votes: 0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.9  Wire One Technologies, Inc. 2000 Stock Incentive Plan

10.37 Fourth Amendment to Lease

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WIRE ONE TECHNOLOGIES, INC.
                                       Registrant

Date:  October 31, 2000             By:  /s/ Richard Reiss
                                         -----------------------------------
                                    Richard Reiss,
                                    President and Chief Executive
                                    Officer


Date:  October 31, 2000             By:  /s/ Christopher Zigmont
                                         -----------------------------------
                                    Christopher Zigmont
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  Exhibit Index

                Exhibit No.                Description
                -----------                -----------

                    4.9                    Wire One Technologies, Inc. 2000
                                           Stock Incentive Plan

                    10.37                  Fourth Amendment to Lease

                    27                     Financial Data Schedule