Form 10-K
period 2000-12-31
WIRE ONE TECHNOLOGIES INC
filed 2001-04-02
CIK 746210

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the year ended December 31, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number: 0-25940

                           WIRE ONE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                77-0312442
          (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)                Identification No.)

                  225 Long Avenue
                   Hillside, NJ                                 07205
      (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (973) 282-2000

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                                   Name of Each Exchange on
               Title of Each Class                    Which Registered
         Common Stock, $.0001 Par Value             NASDAQ National Market

- --------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on March 26, 2001 was $44,457,182.

     The number of shares of the Registrant's Common Stock outstanding as of March 26, 2001 was 17,349,144.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the period ended December 31, 2000 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                      PAGE

                                     PART I

1.   Business............................................................  1

2.   Properties..........................................................  6

3.   Legal Proceedings...................................................  6

4.   Submission of Matters to a Vote of Security Holders.................  7

                                     PART II

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters.................................................  8

6.   Selected Financial Data.............................................  9

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................. 10

7A.  Quantitative and Qualitative Disclosures about Market
     Risk................................................................ 14

8.   Financial Statements and Supplemental Data.......................... 15

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure................................. 16

                                    PART III

10.  Directors and Executive Officers of the Registrant.................. 17

11.  Executive Compensation.............................................. 17

12.  Security Ownership of Certain Beneficial Owners and
     Management.......................................................... 17

13.  Certain Relationships and Related Transactions...................... 17

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K......................................................... 18

     Signatures.......................................................... 22

                                     PART I

Item 1.   Business

Overview

Wire One Technologies, Inc., a Delaware corporation, was formed in May 2000 by the merger of All Communications Corporation ("ACC"), a value-added integrator of video, voice and network communications solutions since 1991, into View Tech, Inc. ("VTI"), a provider of video, voice and data communications equipment and services since 1992.

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one and number two market share leaders, PictureTel Corporation ("PictureTel") and Polycom, Inc. ("Polycom"), respectively, which together account for over 50% of the installed videoconferencing endpoints in the United States. Our current customer base includes over 2,500 companies with approximately 13,000 videoconferencing endpoints. We also offer voice communications products manufactured by Lucent Technologies, Inc. ("Lucent") and the Business Telephone Systems Division of Panasonic Communications and Systems Company ("Panasonic"), among others. In December 2000 we introduced our Glowpoint network service, providing our customers with two-way video communications with high quality of service. With the introduction of Glowpoint, we now offer our customers a single point of contact for all their video communications requirements. Furthermore, we believe Glowpoint is the first dedicated network to provide two-way video communications by utilizing a dedicated internet protocol ("IP") backbone and broadband access.

Industry Overview

In today's fast-paced business environment, many companies seek more efficient and cost effective ways to communicate with an increasingly mobile and widely distributed network of employees, customers, suppliers and partners. Video communications technology enables two or more parties in different locations to use audio and video to communicate simultaneously in real-time. Moreover, video provides an effective means of communication that offers the benefit of "face to face" interaction when participants are unable to meet in a common location. The video communications market is a large and rapidly growing market. According to Frost & Sullivan, the total video communications market in the United States totaled $2.2 billion in 1999 and is expected to grow to $5.8 billion by 2005.

Historically, video communications principally involved point-to-point communication from designated rooms equipped with large, expensive equipment. Users tolerated cumbersome set-up procedures, which often required the assistance of an administrator or a trained technician. Moreover, bandwidth constraints and room availability often limited the functionality, usability and reliability of these systems.

Video Communications Evolution

In recent years, video equipment manufacturers have built smaller devices and units for use with personal computers and also adopted standards to help improve compatibility and user acceptance. Many of the older room systems have been replaced as most users migrated to Integrated Services Digital Network ("ISDN") standards-based video communications systems. While superior to earlier technologies, ISDN still has several shortcomings, including high transmission costs and poor quality of service ("QoS") due primarily to the fact that ISDN is fundamentally a narrowband technology. We believe that this low quality and high cost of video communications using ISDN has impeded the growth of the video communications market. More recently, the development of IP has promised new standards for broadband communications, and the industry has thus adopted IP standards-based technologies that provide guaranteed QoS and lower transmission costs than ISDN. The ability to perform video communications over IP is expected to increase user adoption and to help make two-way video communications widespread in the enterprise and, ultimately, the consumer markets. Frost & Sullivan expects that video communications using IP-based technology will surpass usage of legacy ISDN technology and represent a larger portion of the video communications market by 2003.

IP Market Opportunity

IP-based Video Communications

While many business users have private networks that could theoretically support IP video communications, most are reluctant to run a video communications application over networks that support enterprise data and other mission-critical applications. When using video communications applications over a non-dedicated network, the video and audio transmissions must share bandwidth with other applications on the network. Allocating enough bandwidth in a corporate local area network ("LAN") or intranet to handle both real-time transmission of sounds and images as well as e-mail and file transfer applications is difficult and can create congestion that impedes network performance. In addition, most businesses already find it difficult to effectively maintain and manage existing applications due to the shortage of information technology and network personnel. As a result, businesses increasingly require a dedicated network solution that enables them to manage video communications distinct from their other applications and existing communications infrastructure.

An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe there exists a significant opportunity to provide an IP-based video communications solution that is scalable, dependable and will ultimately be as commonplace as voice telephony.

Products And Services

We are a single source provider of video products and services that assist customers with systems procurement and integration, maintenance and operation of their video communications systems and requirements. We offer our customers video communications products from leading manufacturers such as Accord Telecommunications, Inc. ("Accord"), PictureTel, Polycom, RADVision, SONY Electronics, Inc. ("SONY") and VCON Telecommunications, Ltd. ("VCON") and provide a comprehensive suite of video and data services including integration, bridging, on-site technical assistance, customized training, engineering and maintenance. We also offer voice communications products for major manufacturers in this industry. With the introduction of Glowpoint, we believe we offer the first subscriber service designed exclusively for video communications over IP.

Glowpoint

Our Glowpoint network provides customers with a high-quality platform for video communications over IP and related applications. The Glowpoint service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol ("SNMP"), gateway services to ISDN standards-based video communications equipment, video streaming and store-and-forward applications from our network operations center ("NOC").

To provide our Glowpoint service, we have contracted with Exodus Communications ("Exodus") for access to its IP backbone network and co-location facilities. We have contracted with Covad Communications ("Covad") and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either digital subscriber lines ("DSL"), or dedicated 1.5 Mbps ("T1") or 45 Mbps ("T3") lines. Leading IP video communications and video networking equipment suppliers, including Cisco Systems, PictureTel, Polycom, RADVision and VCON, have already announced that their products will be compatible with Glowpoint.

Video Communications And Data Products

We market and sell a full range of video, audio and data products and systems on a world-wide basis from Accord, PictureTel, Polycom, SONY and VCON. We also distribute data products from companies such as Adtran, Lucent, Madge Networks and RADVision to provide our customers with remote access into LANs, permitting them to acquire bandwidth on demand and to digitally transmit data. We configure single or multi-vendor video and data conferencing platforms for our clients and integrate systems and components into a complete solution designed to suit each customer's particular communications requirements.

Video Communications Services

We offer our customers the convenience of single vendor sourcing for virtually all aspects of their video communications requirements. In addition, we provide consulting services that include an assessment of customer needs and existing communications equipment.

After designing a customer's video communications solution, we deliver, install and test the communications equipment. When the system is functional, we provide training to all levels of our customer's organization, including executives, managers, management information systems and data-processing administrators, technical staff and end users. Training includes instruction in system operation as well as the planning and administration of meetings. By means of thorough training, we help to ensure that our customers understand the functionality of the systems and are able to apply the technology effectively.

Our One Care service covers a customer's entire video communications system deployment for an annual fee. One Care encompasses installation and maintenance service products that provide comprehensive customer support after the sale and help ensure that our customers experience reliable, effortless video communications. Our installation service places minimal demands on a customers' time and resources. Our maintenance service provides technical support representatives and engineers, a 24x7 help desk, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a 24-hour video test facility.

We also provide advanced telecommunications consulting and engineering services through our ProServices department. Our engineers have in-depth experience with networks (T1/ISDN to IP/ATM ), microprocessors, software development and IT management, as well as the design, deployment and repair of video telecommunications products and technology. Our engineers use this experience to provide expert advice and assistance in evaluating and deploying the appropriate visual communications technology to meet a customer's project goals and objectives. These services include application consulting and network design, laboratory testing, product application and industry research, and technology trial assistance.

We also sell multi-point video and audio bridging services through a program called Multiview Network Services. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks at an affordable rate. Because of the significant expense associated with procuring multipoint conferencing equipment, our customers typically elect to use our Multiview Network when bridging is required.

Voice Communications Products

We offer our customers Lucent and Panasonic digital key and hybrid telephone systems, PBX telephone systems, voice processing systems and CTI solutions. Lucent and Panasonic manufacture digital key and hybrid telephone systems which contain multi-featured fully electronic digital telephones, common control units, central processing units and associated common equipment to provide service in the approximately 2,000 line-and under-marketplace. We distribute Lucent-manufactured PBX (private branch exchange) systems, which have a capacity expandable up to 25,000 ports. We also distribute a Panasonic-manufactured PBX system with a maximum capacity of nearly 600 ports. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PBX system, through a central switching system, permits the connection of internal and external lines. A hybrid switching system provides, in a single system, both key telephone and PBX features. Key telephone equipment may be used with PBX equipment.

We are involved in the sale, installation and servicing of Panasonic products throughout the United States both through our own employees and through subcontractors. We sell Lucent products through our direct sales force. The installation and servicing of the Lucent products are provided by our employees and through subcontracting arrangements with Lucent directly and with other Lucent dealers.

Sales And Marketing

We market and sell our video, data and voice products and services to the commercial, government, medical and educational markets through a direct sales force of account executives, telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. As of December 31, 2000, we had 60 account executives and 38 additional sales and marketing personnel.

Our marketing department concentrates on activities that will generate leads for our sales force and create brand awareness for Wire One and the Glowpoint network including direct marketing campaigns, select advertising, a call center, public relations, participation in trade shows and the coordination of seminars throughout the country. We host these seminars to demonstrate video communications systems to prospective customers and to educate them on technological advancements in video and data communications. We also provide our sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions.

In conjunction with manufacturer-sponsored programs, we provide existing and prospective customers with sales, advertising and promotional materials. We maintain up-to-date systems for demonstration purposes in all of our offices. Our technical and training personnel periodically attend installation and service training sessions offered by video communications manufacturers to enhance their knowledge and expertise in the installation and maintenance of the systems.

Customers

We have sold our products and services to over 2,500 customers who collectively have approximately 13,000 videoconferencing endpoints.

Select customers in each of our market segments who have purchased in excess of $50,000 of our products and services in the year ended December 31, 2000 include:

Commercial                       Medical                       Educational             Governments and Agencies
- -------------------------------- ----------------------------- ----------------------  --------------------------------
American Re-Insurance Co.        Aventis Pharmaceutical        Howard University       Commonwealth of Virginia
Arthur Andersen                  Bear River Health Dept.       Indiana University      State of New Mexico
AT&T Corporation                 Bracco Diagnostics            U. of California        State of Louisiana
Bayerische Landesbank            Bristol-Myers Squibb Co.      University of Houston   Texas Dept. of Criminal Justice
Boston Scientific Corporation    Centura Health                University of Judaism   U.S. Dept. of Corrections
Cisco Systems                    Deaconess Billings Clinic     University of Texas     U.S. Secret Service
MCI WorldCom                     Partners Healthcare                                   United Nations
New York Times                   Pfizer                                                Virginia Dept. of Mental Health
Seibel Systems                   Schering Plough
Telecordia Technologies          St. Jude Childrens'
Visa International               Research

Technology

The Glowpoint network

Glowpoint employs a proprietary network architecture consisting of state of the art equipment co-located at Exodus data centers across the country, each one constituting a Glowpoint point of presence ("POP"), and dedicated capacity on Exodus' high performance, redundant backbone. This backbone network connects all of Glowpoint's POPs, using multiple high-speed OC-3 and OC-12 lines which virtually eliminate the risk of a single point of failure. Our POPs consist of the best available technology from multiple vendors combined in a unique proprietary architecture and co-located in a secure and monitored environment at Exodus. This configuration of equipment at the POPs and their distributed locations across the country are expected to provide industry-leading throughput, scalability and mission-critical resiliency. Currently, we have ten POPs strategically located throughout the country. We have contracted with Covad and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either DSL, T1 or T3.

Network equipment

Our network consists of the best available technology from multiple vendors combined in a unique proprietary architecture. This configuration of specialized equipment and technology is purchased from industry leading vendors. All equipment on the network complies with current H.323 (IP) standards.

Network operations center

We maintain a state-of-the-art NOC at our headquarters from which we monitor the operations of Glowpoint on a 24x7 basis. The NOC's primary functions are to monitor the network, manage and support all backbone equipment, provide usage information for billing, provide utilization data for capacity planning and provide value-added customer services. No actual video communications traffic will pass through the NOC, only usage information and authentication packets. Technology in the NOC includes gatekeepers, routers and switches, servers, firewalls and load balancing devices. The NOC uses redundant circuits to connect directly to our backbone. In the future, we plan to add another NOC.

Research and Development

As of December 31, 2000, we employed a staff of four software and hardware engineers who evaluate, test and develop proprietary applications. The costs of this team of engineers in the year ended December 31, 2000 totaled approximately $120,000. To augment these resources, we employ independent consultants. We expect that we will continue to commit resources to research and development in the future to further develop our proprietary network solution.

Employees

As of December 31, 2000, we had 265 full-time employees. Of these employees, 98 are in sales and marketing, 137 in installation services, technical services and customer support and 30 in finance and administration. None of our employees are represented by a labor union. We believe that our employee relations are good.

Competition

We compete primarily with manufacturers and resellers of video communications systems, some of which are larger, have longer operating histories and have greater financial resources and industry recognition than us. These competitors include Avaya, FVC.com, PictureTel, Tandberg and VTEL Corporation. Our competitors in the voice communications sector include Lucent, Northern Telecom, Toshiba America, Inc., Siemens Corporation and NEC Corporation. We also compete with other dealers of voice communication products.

We also compete with providers of video communications transport services, including AT&T Corporation, MCI WorldCom, Qwest Communications, Sprint Corporation and several other regional bell operating companies and carriers. In the future, competition may increase from new and existing resellers, from manufacturers that choose to sell direct to end users and from existing and new telecommunications services providers, which may include certain of our suppliers or network providers, many of which have greater financial resources than us.

With the introduction of Glowpoint, we now compete with a variety of companies that offer broadcast, streaming and other video technologies and services in addition to network service providers that may offer video services in addition to voice, data or other applications over their networks. These companies include CUseeMe Networks, Inc., Evoke Communications Inc., Genesys SA (Vialog Corporation), RealNetworks, Inc. and WebEx Communications, Inc.

We compete primarily on the basis of our:

     o primary focus on the video communications industry;
     o breadth of video product and service offering;
     o relationships with video equipment manufacturers;
     o nationwide presence;

     o technical expertise;
     o knowledgeable sales, service and training personnel; and
     o commitment to customer service and support.

We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of technologies relating to our business, the pricing policies of our competitors and suppliers, our ability to hire and retain key technical and management personnel and industry and general economic factors.

ITEM 2.   PROPERTIES

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 39,000 square feet of office space and secured warehouse facilities. The term of this lease expires on May 31, 2002. The base rental for the premises during the term of the lease is $259,100 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). We have an option to renew the lease for an additional term of five years. The Hillside premises serves as our headquarters and are utilized for executive, administrative and sales functions, the demonstration of our video communications systems and the warehousing of our inventory and NOC. At present, there is additional adjoining space available in both the office and warehouse areas should we seek to expand this facility.

In addition to our headquarters, we currently have offices in Birmingham, Alabama; Camarillo, Irvine, Los Angeles, Rancho Cordova, San Ramon and San Francisco, California; Trumbull, Connecticut; Englewood, Colorado; Washington, D.C.; Jacksonville, Florida; Chicago, Illinois; Indianapolis, Indiana; Overland Park, KS; Baton Rouge, Louisiana; Canton, Massachusetts; Minneapolis, Minnesota; Little Falls, New Jersey; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Franklin and Nashville, Tennessee; Dallas and Houston, Texas; Salt Lake City, Utah; Manassas, Virginia; and Bellevue, Washington.

We believe that the facilities we presently lease will be adequate for the foreseeable future and that additional suitable space, if required, can be located and leased on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

In September 1997, we entered into an exclusive distribution agreement with Maxbase, Inc. ("Maxbase"), the manufacturer of "MaxShare 2," a patented bandwidth-on-demand line-sharing device. During 1998 we purchased Maxshare 2 units having an aggregate cost of approximately $520,000. We identified performance problems with the MaxShare 2 product in certain applications, and believe that MaxBase had a contractual obligation to correct any technical defects in the product. Pending resolution of this matter, we ceased ordering product under our purchase commitment, and also limited shipments to our customers.

In July, 1998, MaxBase filed a complaint against us and one of our subsidiaries in New Jersey state court. The complaint alleged that we breached our agreement with MaxBase, for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. The complaint further alleged misrepresentation and unfair trade practices. The complaint also seeks to enjoin us from enforcing any rights we have under the agreement. Maxbase claims damages of approximately $508,000 in lost profits for units not purchased and approximately $945,000 in lost profits for units sold to us below market price, as well as unspecified punitive and treble damages. In March 1999, the plaintiff added claims for defamation and tortious interference with contractual relations. We filed counterclaims for breach of contract, breach of warranty and rescission based upon misrepresentation, which counterclaims were dismissed by the court. In February 2001, the court granted the plaintiff's motion for summary judgment on liability for breach of contract, and the plaintiff subsequently dropped all of its other claims a trial to determine the breach of contract damages was held before a judge in March 2001; the judge's ruling in the matter is pending. We continue to believe that the claims made by MaxBase are without merit and intend to defend the suit and assert our rights under the agreement. We do not anticipate that this proceeding will in any event have a material adverse effect on our business, financial condition or results of operations.

The Company is defending several other suits or claims in the ordinary course of business, none of which individually or in the aggregate is material to the Company's business, financial condition or results of operations.

Item 4.   Submission Of Matters To A Vote Of Security Holders

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


The following tables present historical trading information for (i) ACC common stock and VTI common stock through the consummation of the merger between ACC and VTI on May 18, 2000 and (ii) Wire One since May 18, 2000. The trading information for VTI reflects the 2 for 1 reverse split of VTI's outstanding common stock on May 18, 2000.

                                                                     VTI            ACC
                                                                 COMMON STOCK   COMMON STOCK
                                                                 ------------   -------------
                                                                  HIGH   LOW     HIGH    LOW
YEAR ENDING DECEMBER 31,1999:
First Quarter ..............................................      7.26   3.76    2.25    0.69
Second Quarter .............................................      4.12   3.26    5.88    1.81
Third Quarter ..............................................      4.12   2.94    5.00    3.39
Fourth Quarter .............................................      6.26   2.62   11.88    3.69

YEAR ENDING DECEMBER 31, 2000:
First Quarter ..............................................     18.00   5.26   24.75   10.06
Second Quarter through May 18, 2000 ........................     12.00   4.50   17.75    8.94

                                                                            WIRE ONE
                                                                          COMMON STOCK
                                                                        -----------------
                                                                         HIGH       LOW
Second Quarter (from May 18) ...............................             11.75      4.75
Third Quarter ..............................................             11.00      7.06
Fourth Quarter .............................................             11.38      4.06

VTI common stock was traded on the Nasdaq National Market under the symbol "VUTK." ACC common stock was traded on over the OTC Electronic Bulletin Board under the symbol "ACUC." Wire One common stock is traded on the Nasdaq National Market under the symbol "WONE."

On March 26, 2001, the last reported sale price of Wire One common stock was $2.563 per share as reported on the Nasdaq National Market, and 17,349,144 shares of Wire One common stock were held by approximately 138 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of dividends may be limited by financing arrangements into which we may enter in the future.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements included elsewhere in this Form 10-K.

                                                               Year Ended December 31,
                                                ---------------------------------------------------
                                                1996       1997        1998        1999        2000
                                                          (in thousands, except per share data)
Statement of Operations Information
Net revenues ............................     $3,885     $6,925     $13,217     $23,997     $56,033
Cost of revenues ........................      2,501      4,897       9,447      16,528      37,774
                                              --------  --------    --------    --------   --------
Gross margin ............................      1,384      2,028       3,770       7,469      18,259
                                              --------  --------    --------    --------   --------
Operating expenses:
Selling .................................        665      1,812       3,214       4,544      14,551
General and administrative ..............        600        936       1,310       1,765       4,121
Amortization of goodwill ................       --         --          --          --         1,501
                                              --------  --------    --------    --------   --------
Total operating expenses ................      1,265      2,748       4,524       6,309      20,173
                                              --------  --------    --------    --------   --------
Income (loss) from operations ...........        119       (720)       (754)      1,160      (1,914)
Other (income) expenses:
Amortization of deferred financing costs        --          315          19          43         344
Interest income .........................       --         (118)        (56)        (23)       (315)
Interest expense ........................         29         27          57         181          78
                                              --------  --------    --------    --------   --------
Total other expenses, net ...............         29        224          20         201         107
                                              --------  --------    --------    --------   --------
Income (loss) before income taxes .......         90       (944)       (774)        959      (2,021)
Income tax provision (benefit) ..........         38        (52)          3        (105)        511
                                              --------  --------    --------    --------   --------
Net income (loss) .......................         52       (892)       (777)      1,064      (2,532)
Deemed dividends on Series A convertible
preferred stock .........................       --         --          --          --        13,723
                                              --------  --------    --------    --------   --------
Net income (loss) attributable to common
stockholders ............................     $   52      $(892)    $  (777)    $ 1,064    $(16,255)
Net income (loss) per share:                  --------  --------    --------    --------   --------
Basic ...................................     $  .03      $(.21)    $  (.16)    $   .22      $(1.27)
                                              ========  ========    ========    ========   ========
Diluted .................................     $  .03      $(.21)    $  (.16)    $   .17      $(1.27)
                                              ========  ========    ========    ========   ========
Weighted average shares outstanding:
Basic ...................................      1,978      4,201       4,910       4,910      12,817
                                              ========  ========    ========    ========   ========
Diluted .................................      1,978      4,201       4,910       6,169      12,817
                                              ========  ========    ========    ========   ========

                                                                  December 31,
                                                 1996     1997       1998      1999      2000
                                                ----------------------------------------------------
Balance Sheet Information
Cash and cash equivalents .................      $646    $2,175      $326       $60    $1,871
Working capital ...........................       748     4,265     5,702     4,526    19,921
Total assets ..............................     2,458     6,008     8,923    10,867    84,886
Long-term debt (including current portion)        823      --       2,444     2,186     3,128
Series A mandatorily redeemable convertible
preferred stock ...........................      --        --        --        --      10,371
Total stockholders' equity ................       545     4,734     3,968     5,194    49,658


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

Overview

The Company was formed on May 18, 2000 by the merger of ACC and VTI. VTI was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1998 and 1999 results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Currently, we derive our revenues from the sale of video and voice equipment and related services. Video and voice equipment revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Service revenues are derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training and user training. These services are rendered at or prior to installation, and all of the revenue is recognized when services are rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period.

In July 2000, the Company acquired the net assets of 2CONFER, LLC ("2CONFER"), a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock valued at the time of acquisition of $300,000. On the date of the acquisition, the assets and liabilities of 2CONFER were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In October 2000, the Company acquired the assets and certain liabilities of the Johns Brook Company ("JBC") videoconferencing division, a New Jersey-based provider of videoconferencing solutions. The total consideration was $635,000, consisting of $481,000 in cash and the remainder in Company common stock valued at the time of acquisition of $154,000. On the date of the acquisition, the assets and certain liabilities of the JBC videoconferencing division were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Results Of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

                                         Year Ended December 31,
                                        ------------------------
                                          2000     1999     1998
                                        ------    -----    -----

Net Revenues ......................      100.0%   100.0%   100.0%
Cost of revenues ...................      67.4     68.9     71.5
                                        ------    -----    -----
Gross margin .......................      32.6     31.1     28.5
                                        ------    -----    -----
Operating expenses:
  Selling ..........................      26.0     18.9     24.3
  General and administrative .......       7.4      7.4      9.9
  Amortization of goodwill .........       2.7       --       --
                                        ------    -----    -----
    Total operating expenses .......      36.1     26.3     34.2
                                        ------    -----    -----
Income (loss) from operations ......      (3.5)     4.8     (5.7)
                                        ------    -----    -----
Other expense:
  Amortization of deferred
    financing costs ................       0.6      0.1      0.2
  Interest income ..................      (0.6)    (0.1)    (0.4)
  Interest expense .................       0.1      0.8      0.4
                                        ------    -----    -----
    Other expenses, net ............       0.1      0.8      0.2
                                        ------    -----    -----


Income (loss) before income taxes ..      (3.6)     4.0     (5.9)
Income tax provision (benefit) .....       0.9     (0.4)     0.0
                                        ------    -----    -----


Net income (loss) ..................      (4.5)     4.4     (5.9)
Deemed dividends on Series A
  mandatorily redeemable convertible
  preferred stock...................      24.5       --       --
                                        ------    -----    -----

Income (loss) attributable to common
  stockholders .....................     (29.0)%    4.4%    (5.9)%
                                        =======   =====    ======


Year Ended December 31, 2000 ("2000 period") Compared to Year Ended December 31, 1999 ("1999 period").

     NET REVENUES. The Company reported net revenues of $56.0 million for the 2000 period, an increase of $32.0 million over the $24.0 million in revenues reported for the 1999 period. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that revenues from the core businesses in existence before contributions from VTI, 2CONFER and JBC grew approximately 28%, with revenues from VTI, 2CONFER and JBC accounting for the remainder of the growth.

     Video communications -- Sales of video communications products and services were $48.4 million in the 2000 period, an increase of $36.0 million over the 1999 period. Management estimates that revenues from the core video communications integration business before contributions from its acquired companies grew approximately 87%, with revenues from VTI, 2Confer and JBC accounting for the remainder of the growth experienced. The growth experienced in the 2000 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the company operates.

     Voice communications -- Sales of voice communications products and services were $7.6 million in the 2000 period, a $4.0 million decrease from the 1999 period. These declines in the voice communications division were the result of declines in revenue from three significant customers and due to revenues in the 1999 period related to Y2K telephone system upgrades that did not recur in the 2000 period.

     GROSS MARGINS. Gross profits were $18.3 million in the 2000 period, an increase of $10.8 million over the 1999 period. Gross margins increased in the 2000 period to 32.6% of net revenues, as compared to 31.1% of net revenues in the 1999 period. The increase is attributable to inventory purchase discounts negotiated with videoconferencing equipment manufacturers and increases in higher margin revenue sources such as consulting and technical services, video maintenance contracts and installation services.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $10.0 million in the 2000 period to $14.5 million from $4.5 million for the 1999 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices brought about by the merger with VTI and the acquisitions of 2CONFER and JBC. The increase in selling expenses as a percentage of net revenues in the 2000 period resulted from the decline in voice communications revenues combined with relatively fixed selling costs in that division, as well as, from the expansion of the video communications division on a national basis. Prior to the merger, ACC focused its video communications business on customers in the Eastern United States. This national expansion resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.4 million in the 2000 period to $4.1 million as compared to $1.7 million for the 1999 period. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2000 period were held constant though, as this cost category grew in proportion to the growth in revenues.

     AMORTIZATION OF GOODWILL. The Company has allocated approximately $34.7 million of the VTI merger purchase consideration to goodwill. Amortization expense attributable to this merger for the 2000 period totaled $1.45 million. The Company estimates at this time that the annual amortization expense attributable to this merger (based on an amortization period of 15 years) will approximate $2.3 million. In addition, as a result of the acquisition of the net assets of 2CONFER on July 1, 2000 and of JBC on October 1, 2000, $1.8 million of additional goodwill was recorded. Amortization expense attributable to these acquisitions for the 2000 period totaled approximately $50,000 and the Company estimates at this time that the annual amortization expense attributable to these acquisitions (based on an amortization period of 15 years) will approximate $120,000.

     OTHER (INCOME) EXPENSES. The principal component of this category, amortization of deferred financing costs, increased to $344,000 in the 2000 period as compared to $43,000 in the 1999 period. The increase reflects the amortization of $305,000 related to the issuance of warrants to former VTI subordinated debt holders. These costs were fully amortized as of December 31, 2000. In addition, interest income increased in the 2000 period to $315,000 as compared to $23,000 in the 1999 period. The increase reflects interest earned on the proceeds received from the Company's private placement of 2,450 shares of its series A convertible preferred stock and related warrants (the "Private Placement") in the second quarter of 2000 and the proceeds received from the Company's warrant call in the first quarter of 2000.

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

     NET INCOME (LOSS). The Company reported a net loss attributable to common stockholders for the 2000 period of $(16.3) million, or $(1.27) per diluted share, as compared to net income attributable to common stockholders of $1.1 million, or $.17 per diluted share for the 1999 period. At the issuance date, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the preferred stock. During the fourth quarter of 2000, in accordance with EITF No. 00-27, the Company recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants. In addition, a $1.7 million deemed dividend was recorded in the period to amortize the costs of the Private Placement. Costs of $6.15 million incurred in connection with the Private Placement, including the fair value of warrants, have been recorded as a preferred stock discount and will be amortized as a deemed dividend over the three-year period from the date of issuance to the current redemption date. After giving effect to the aggregate $13.7 million in deemed dividends, the Company reported a net loss of $(2.5) million for the 2000 period as compared to net income of $1.1 million for the 1999 period.

Year Ended December 31, 1999 ("fiscal 1999") Compared to Year Ended December 31, 1998 ("fiscal 1998").

     NET REVENUES. Net revenues increased in fiscal 1999 by $10.8 million, or 82%, to $24.0 million, a record level for a twelve-month period, as compared to fiscal 1998 revenues of $13.2 million. Sales to both voice communications and video communications customers were higher due to increased demand for products as described below.

     Video Communications -- Sales of video communications systems increased in fiscal 1999 by $6.3 million, or 104%, to $12.4 million as compared to $6.1 million in fiscal 1998. During 1999, we experienced significant growth in sales to the federal government and to customers that resell directly to federal government agencies. Sales to these customers increased in fiscal 1999 by $2.4 million, or 406%, to $3.0 million as compared to $0.6 million in fiscal 1998. In 1999, we also continued to increase our customer base through the addition of new sales personnel and increased performance from existing sales personnel. This resulted in both increased sales to existing customers as well as sales to new customers. During 1999, we opened new offices in California and Illinois.

     Voice communications -- Sales of voice communications products and services increased in fiscal 1999 by $4.5 million, or 62%, to $11.6 million as compared to fiscal 1998 revenues of $7.1 million. The increase was due in part to significant increases in sales to Universal Health Services, Inc. and sales under our Preferred Vendor Agreement with Cendant. Sales to Universal Health Services, Inc. increased by 135% to $3.3 million in fiscal 1999 compared to $1.4 million in fiscal 1998. Sales under our Preferred Vendor Agreement with Cendant increased by 119% to $3.5 million in fiscal 1999 compared to $1.6 million in fiscal 1998.

     GROSS MARGINS. Gross profit increased by $3.7 million, or 98%, to $7.5 million or 31% of net revenues in fiscal 1999, as compared to $3.8 million or 29% of net revenues in fiscal 1998. The percentage increase in gross margin is a result of increased unit orders allowing us to obtain more favorable pricing from our equipment vendors and from the sale of higher margin services such as maintenance contracts. Cost of revenues consists primarily of net product, direct labor, insurance, warranty and allocated depreciation costs.

     SELLING. Selling expenses increased by $1.3 million, or 41%, to $4.5 million, or 19% of net revenues in fiscal 1999, as compared to $3.2 million or 24% of net revenues in fiscal 1998. Sales salaries and commissions represent 64% of selling expenses in 1999 and increased by $1.0 million, or 53%, to $2.9 million in fiscal 1999, compared to $1.9 million in fiscal 1998. The increase in sales salaries is due to higher commissions related to record revenue growth and to the addition of four new sales personnel. Other items included in selling expense are telecommunications, travel and entertainment, postage and delivery, outside commissions, depreciation of demonstration equipment and rent.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.5 million, or 35%, to $1.8 million, or 7% of net revenues in fiscal 1999, as compared to $1.3 million, or 10% of net revenues in fiscal 1998. The dollar increase in 1999 was attributable to higher compensation costs, professional fees and bad debt write-offs. Compensation costs increased by $0.3 million, or 64%, to $0.9 million in fiscal 1999 as compared to $0.5 million in fiscal 1998. The increase in compensation costs is due to increases in officers' compensation and costs associated with the issuance of stock options to non-employees for services. Professional fees increased by $84,000, or 41%, to $0.3 million in fiscal 1999 as compared to $0.2 million in fiscal 1998. The increase in professional fees is due to costs related to defending the lawsuits with Maxbase and with our previous landlord. Bad debt write-offs increased by $63,000, or 37%, to $0.2 million in fiscal 1999 as compared to $0.2 million in fiscal 1998. The increase in bad debt write-offs is due to the overall increase in our customer base and increased revenue growth. General and administrative expenses declined as a percentage of revenue as sales growth outpaced cost increases.

     OTHER (INCOME) EXPENSES. Fiscal 1999 included a full year of amortization of deferred financing costs, $43,000, related to our working capital credit facility compared to only seven months in 1998, or $20,000. We also reported interest income of $23,000 and $56,000 in 1999 and 1998, respectively. Interest expense, which amounted to $181,000 and $57,000 in 1999 and 1998, respectively, increased as we increased the use of our credit facility to fund working capital requirements.

     INCOME TAXES. Our income tax benefit of $0.1 million for fiscal 1999 reflects reductions in the valuation allowance established against deferred tax assets (principally net operating losses) offset by increases in current federal and state tax provisions arising from improved operating results. In fiscal 1998, we had not recognized any income tax benefits, due to uncertainties about our ability to generate a sufficient level of taxable income in the future. In fiscal 1999, based on an assessment of all available evidence, including 1999 operating results, management believes that it is more likely than not that deferred tax assets as of December 31, 1999 will be realized.

     NET INCOME (LOSS). We reported net income in fiscal 1999 of $1.1 million, or $.22 and $.17 per share on a basic and diluted basis, respectively, as compared to a net loss of $(0.8) million or $(.16) per share on a basic and diluted basis in fiscal 1998.

Liquidity And Capital Resources

     At December 31, 2000, the Company had working capital of $19.9 million compared to $4.5 million at December 31, 1999, an increase of approximately 342%. In addition, the Company had $1.9 million in cash and cash equivalents compared to $60,000 at December 31, 1999. This improved working capital position resulted primarily from the Private Placement which raised $16.15 million in net cash proceeds.

     The Company currently has a $15.0 million credit facility with New York-based Summit Commercial Gibraltar Corp., a division of Summit Bancorp. Borrowings under this facility bear interest at the lender's base rate plus 1/2% per annum. At December 31, 2000 amounts outstanding under the facility were $3.0 million.

     On June 14, 2000 the Company issued 2,450 shares of preferred stock and completed a Private Placement with a select group of institutional and strategic investors. The Company raised gross proceeds of $17.15 million in the Private Placement. A one-time, non-cash deemed dividend of approximately $8.1 million was recognized in the second quarter of 2000 to reflect the beneficial conversion price of the preferred stock and an additional $3.9 million non-cash deemed dividend was recognized in the fourth quarter of 2000 in accordance with EITF No. 00-27 to reflect the beneficial conversion feature of the warrants. Other offering costs are being amortized over a three-year period as a deemed dividend and will reduce net income attributable to common stockholders. The amortization of these costs totaled $1.7 million in the year ended December 31, 2000. The proceeds of the private placement have been used to fund internal growth, acquisitions and expansions into emerging video applications technologies, including development, installation and introduction of the Company's Glowpoint network.

     Net cash used in operating activities for the 2000 period was $(13.3) million as compared to net cash provided by operations of $0.3 million during the 1999 period. Sources of operating cash in 2000 included increases in accounts payable of $2.2 million and deferred revenue of $3.5 million. Increases in accounts receivable of $13.3 million resulting from sales growth and purchases of inventory totaling $6.3 million were the primary uses of operating cash in the 2000 period.

     Investing activities for the 2000 period included purchases of $2.0 million for bridging, computer and demonstration equipment for the core business and $2.3 million for furniture and computer and network equipment related to the Glowpoint division. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2001. Although the Company anticipates current expansion of the Glowpoint network and its core business, it has no significant commitments to make capital expenditures for Glowpoint or the core business in 2001. Cash costs incurred in connection with mergers and acquisitions totaled $2.5 million.

     Financing activities in the 2000 period included the Private Placement totaling $16.1 million in net proceeds, proceeds from the exercise of warrants and options totaling $8.8 million and the repayment of bank loans and subordinated notes of acquired companies totaling $3.7 million.

     Management believes, based upon current circumstances, that it has adequate capital resources to support current operating levels for at least the next twelve months.

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains borrowings under a $15 million working capital credit facility with Summit Commercial Gibraltar Corp. which are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           WIRE ONE TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
Report of Independent Certified Public Accountants..............................................................  F-1
Consolidated Balance Sheets at December 31, 2000 and 1999.......................................................  F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998......................  F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998............  F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998......................  F-5
Notes to Consolidated Financial Statements......................................................................  F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the
Stockholders of Wire One Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wire One Technologies, Inc. (formerly All Communications Corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wire One Technologies, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Woodbridge, New Jersey
March 13, 2001

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                                 ---------------------
                                                                                               2000                   1999
                                                                                               ----                  ----
ASSETS
Current assets:
       Cash and cash equivalents ................................................          $  1,870,573           $     60,019
       Accounts receivable, net .................................................            27,614,169              6,128,221
       Inventory ................................................................            10,751,344              3,602,238
       Deferred income taxes ....................................................               200,000                230,083
       Other current assets .....................................................             1,315,432                161,947
                                                                                           ------------           ------------
         Total current assets ...................................................            41,751,518             10,182,508

     Furniture, equipment and leasehold improvements--net .......................             6,726,562                621,443
     Goodwill--net ..............................................................            36,065,945                   --
     Other assets ...............................................................               341,813                 63,353
                                                                                           ------------           ------------
     Total assets ...............................................................          $ 84,885,838           $ 10,867,304
                                                                                           ============           ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Bank loan payable ........................................................          $       --             $  2,138,602
       Accounts payable .........................................................            11,804,298              2,022,687
       Accrued expenses .........................................................             2,568,627                891,033
       Income taxes payable .....................................................                  --                  124,372
       Deferred revenue .........................................................             7,287,690                403,524
       Customer deposits ........................................................                68,150                 44,919
       Current portion of capital lease obligations .............................               101,643                 30,905
                                                                                           ------------           ------------
         Total current liabilities ..............................................            21,830,408              5,656,042
                                                                                           ------------           ------------

     Noncurrent liabilities:
       Bank loan payable ........................................................             3,000,000                   --
       Capital lease obligations, less current portion ..........................                26,067                 17,444
                                                                                           ------------           ------------
         Total noncurrent liabilities ...........................................             3,026,067                 17,444
                                                                                           ------------           ------------
     Total liabilities ..........................................................            24,856,475              5,673,486

     Commitments and Contingencies

     Preferred stock, $.0001 par value; 5,000,000 shares
       authorized, Series A mandatorily redeemable
       convertible preferred stock,
       2,115 shares issued and outstanding ................................                  10,371,096                   --

     Stockholders' Equity:
       Common Stock, $.0001 par value in 2000 and no par value in 1999;
         100,000,000 authorized; 17,299,725 and 4,910,000 shares issued and
         outstanding, respectively ..............................................                 1,730              5,229,740
       Additional paid-in capital ...............................................            66,436,353                488,759
       Accumulated deficit ......................................................           (16,779,816)              (524,681)
                                                                                           ------------           ------------
         Total stockholders' equity .............................................            49,658,267              5,193,818
                                                                                           ------------           ------------
     Total liabilities and stockholders' equity .................................          $ 84,885,838           $ 10,867,304
                                                                                           ============           ============

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                        ---------------------------------------------
                                                                             2000           1999            1998
                                                                        ------------    ------------    ------------
Net revenues ........................................................   $ 56,033,239    $ 23,997,212    $ 13,217,083
Cost of revenues ....................................................     37,773,624      16,527,505       9,447,592
                                                                        ------------    ------------    ------------
Gross margin ........................................................     18,259,615       7,469,707       3,769,491

Operating expenses:
     Selling expenses ...............................................     14,551,283       4,543,873       3,213,965
     General and administrative expenses ............................      4,121,303       1,765,411       1,309,577
     Amortization of goodwill .......................................      1,500,857            --              --
                                                                        ------------    ------------    ------------
      Total operating expenses ......................................     20,173,443       6,309,284       4,523,542
                                                                        ------------    ------------    ------------
Income (loss) from operations .......................................     (1,913,828)      1,160,423        (754,051)
                                                                        ------------    ------------    ------------
Other (income) expenses:
     Amortization of deferred financing costs .......................        343,792          43,137          19,669
     Interest income ................................................       (314,986)        (23,189)        (56,446)
     Interest expense ...............................................         78,056         181,127          57,167
                                                                        ------------    ------------    ------------
Total other expenses, net ...........................................        106,862         201,075          20,390
                                                                        ------------    ------------    ------------
Income (loss) before income taxes ...................................     (2,020,690)        959,348        (774,441)

Income tax provision (benefit) ......................................        511,239        (105,239)          2,900
                                                                        ------------    ------------    ------------
Net income (loss) ...................................................     (2,531,929)      1,064,587        (777,341)

Deemed dividends on Series A
     convertible preferred stock ....................................     13,723,206            --              --
                                                                        ------------    ------------    ------------
Net income (loss) attributable to
     common stockholders ............................................   $(16,255,135)   $  1,064,587    $   (777,341)
                                                                        ============    ============    ============

Net income (loss) per share:
     Basic ..........................................................   $      (1.27)   $        .22            (.16)
                                                                        ============    ============    ============
     Diluted ........................................................   $      (1.27)   $        .17            (.16)
                                                                        ============    ============    ============
Weighted average number of common shares and
equivalents outstanding:
     Basic ..........................................................     12,817,158       4,910,000       4,910,000
                                                                        ============    ============    ============
     Diluted ........................................................     12,817,158       6,169,074       4,910,000
                                                                        ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Retained
                                                                                         Additional     Earnings/
                                                        Common Stock                      Paid in     (Accumulated
                                                           Shares         Amount          Capital        Deficit)          Total
                                                        ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1997 ........................      4,910,000   $  5,229,740    $    316,611    $   (811,927)   $  4,734,424

     Issuance of stock options for
         services ...................................           --             --            11,332            --            11,332
     Net loss for the year ..........................           --             --              --          (777,341)       (777,341)
                                                        ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1998 ........................      4,910,000      5,229,740         327,943      (1,589,268)      3,968,415
     Issuance of stock options for
         services ...................................           --             --           160,816            --           160,816
     Net income for the year ........................           --             --              --         1,064,587       1,064,587
                                                        ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1999 ........................      4,910,000      5,229,740         488,759        (524,681)      5,193,818
     Issuance of stock options for
         services ...................................           --             --           238,865            --           238,865
     Exercise of Class A Warrants
         (net of related costs of $171,238) .........      1,933,647      8,218,000        (171,238)           --         8,046,762
     Exercise of stock options ......................        362,501        489,883         184,215            --           674,098
     Exercise of Underwriter's
         options ....................................         28,000        117,600            --              --           117,600
     Tax benefit from exercise of
         stock options ..............................           --             --           354,001            --           354,001
     Securities issued - VTI merger .................      9,681,966           --        31,339,258            --        31,339,258
     Issuance of warrants in
         connection with preferred stock ............           --             --         5,150,000            --         5,150,000
     Adjustment for $.0001 par value ................           --      (14,053,531)     14,053,531            --              --
     Issuance of common stock in
         business acquisitions ......................         48,611              5         453,995            --           454,000
     Conversion of series A preferred
         stock ......................................        335,000             33       2,344,967            --         2,345,000
     Deemed dividends on Series A
         preferred stock ............................           --             --        12,000,000     (13,723,206)     (1,723,206)
     Net loss for the year ..........................           --             --              --        (2,531,929)     (2,531,929)
                                                        ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2000 ........................     17,299,725   $      1,730    $ 66,436,353    $(16,779,816)   $ 49,658,267
                                                        ============   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                               2000                  1999                   1998
                                                                           ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................         $ (2,531,929)         $  1,064,587          $   (777,341)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization ..............................            3,270,691               330,902               224,474
      Deferred income taxes ......................................              276,482              (230,083)                 --
      Loss on disposal of equipment ..............................                 --                   8,078                 3,209
      Non-cash compensation ......................................              238,865               160,816                11,332
      Increase (decrease) in cash
        attributable to changes in assets and
        liabilities net of activity of acquired businesses:
         Accounts receivable .....................................          (13,348,045)           (1,810,368)           (2,276,503)
         Inventory ...............................................           (6,324,284)              (61,957)           (2,442,398)
         Advances to Maxbase, Inc. ...............................                 --                    --                 127,080
         Other current assets ....................................             (517,207)             (116,370)               50,641
         Other assets ............................................              307,236                (7,506)               (6,855)
         Accounts payable ........................................            2,212,919               610,071               502,831
         Accrued expenses ........................................             (259,451)               46,951               520,190
         Income taxes payable ....................................             (124,372)              121,512                   407
         Deferred revenue ........................................            3,528,336               247,391               156,133
         Customer deposits .......................................              (20,255)              (49,802)               57,669
                                                                           ------------          ------------          ------------
           Net cash provided by (used in)
           operating activities ..................................          (13,291,014)              314,222            (3,849,131)
                                                                           ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, equipment and
     leasehold improvements ......................................           (4,323,095)             (275,799)             (330,031)
   Proceeds from sale of furniture, equipment
     and leasehold improvements ..................................                 --                   5,000                  --
   Costs related to acquisition of business
     including cash acquired .....................................           (2,519,185)                 --                    --
                                                                           ------------          ------------          ------------
           Net cash used by investing
           activities ............................................           (6,842,280)             (270,799)             (330,031)
                                                                           ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from preferred stock offering,
     net .........................................................           16,142,890                  --                    --
   Deferred financing costs ......................................              (74,314)              (17,500)              (62,939)
   Exercise of warrants and options, net .........................            8,838,460                  --                    --
   Proceeds from bank loans ......................................            6,350,000            18,080,175             2,403,216
   Payment on bank loans .........................................           (5,488,602)          (18,344,789)                 --
   Repayment on bank loans of acquired
     companies ...................................................           (2,186,508)                 --                    --
   Payments on capital lease obligations .........................             (138,078)              (27,205)              (10,426)
   Repayment of subordinated notes of
    acquired companies ...........................................           (1,500,000)                 --                    --
                                                                           ------------          ------------          ------------
        Net cash  provided (used) by
          financing activities ...................................           21,943,848              (309,319)            2,329,851
                                                                           ------------          ------------          ------------
Increase (decrease) in cash and cash
     equivalents .................................................            1,810,554              (265,896)           (1,849,311)
Cash and cash equivalents at beginning of
     period ......................................................               60,019               325,915             2,175,226
                                                                           ============          ============          ============
Cash and cash equivalents at end of period .......................         $  1,870,573          $     60,019          $    325,915
                                                                           ============          ============          ============

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest ....................................................         $     78,056          $    167,273          $     45,404
                                                                           ============          ============          ============

     Income taxes ................................................         $    155,304          $       --            $    (52,183)
                                                                           ============          ============          ============

Non cash financing and investing activities

During the year ended December 31, 2000, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $13,723,206.

On May 18, 2000, the Company acquired the net assets of View Tech, Inc. in a merger transaction accounted for as a purchase for non-cash consideration of $31,339,258. In July 2000, the Company acquired the net assets of 2CONFER, LLC for $800,000, consisting of $500,000 in cash and $300,000 in Company common stock valued at the time of the acquisition. In October 2000, the Company acquired the assets and certain liabilities of the Johns Brook Company videoconferencing division for $635,000, consisting of $481,000 in cash and $154,000 in Company common stock valued at the time of the acquisition.

During the year ended December 31, 2000, the Company issued 335,000 shares of $0.0001 par common stock in exchange for 335 shares of Series A mandatorily redeemable convertible preferred stock. Based on the conversion price of $7.00 per share, the total value attributable to the common stock was $2,345,000.

Equipment with costs totaling $121,541, $37,747 and $58,844 were acquired under capital lease arrangements during the years ended December 31, 2000, 1999 and 1998, respectively.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Note 1 -- The Business and Merger with View Tech, Inc.

Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received 1.65 shares of Wire One common stock for each share of ACC common stock held by them. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1998 and 1999 results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Wire One is engaged in the business of selling, installing and servicing video and voice communications systems to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey. During 1998, 1999 and 2000, the Company did not segregate or manage its operations by business segments.

Note 2 -- Summary Of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.
It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the realization of deferred tax assets, the allowance for doubtful accounts receivable and inventory reserves.

Revenue recognition

The Company sells both products and services. Product revenue consists of revenue from the sale of video and voice communications equipment and is recognized at the time of shipment, provided no significant obligations remain, collectibility is probable and returns are estimable. Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training and user training. The majority of the services are rendered at or prior to installation, and all revenue is recognized when services are rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and uncollateralized trade accounts receivable. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

The Company performs ongoing credit evaluations of its customers. Revenues generated from the Cendant Preferred Vendor Agreement, with the Company's voice division, accounted for 1.5%, 15% and 12% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, receivables from Cendant represented approximately 0.4% and 15% of net accounts receivable, respectively.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)

Concentration of credit risk (continued)

In 1998, the Company's voice communication division established a relationship with Universal Health Services, Inc. for Lucent and Sony products. Universal Health Services accounted for 1.5%, 14% and 11% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, receivables from this customer represented approximately 0.5% and 10% of net accounts receivable, respectively.

During the years ended December 31, 2000, 1999 and 1998 the Company's reserve for doubtful accounts and returns and allowances was increased by $766,359, $254,300 and $169,250, respectively for provisions for bad debts and returns and was decreased by $381,359, $87,000 and $112,000, respectively, for written off balances. At December 31, 2000 and 1999, the balance of the allowance for doubtful accounts was $670,000 and $285,000, respectively.

Most of the products sold by the Company are purchased under non-exclusive dealer agreements with various manufacturers, including Polycom and Picturetel for video communications equipment and Panasonic and Lucent for digital business telephone systems and related products. The agreements typically specify, among other things, sales territories, payment terms, purchase quotas and reseller prices. All of the agreements permit early termination on short notice with or without cause. The termination of any of the Company's dealer agreements, or their renewal on less favorable terms than currently in effect, could have a material adverse impact on the Company's business.

Inventory

Inventory, consisting of finished goods and spare parts, is valued at the lower of cost (determined on a first in, first out basis) or market.

Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified accelerated cost recovery system for income tax purposes.

Intangibles

Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 15 years, its estimated useful life.

Long-lived assets

The Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets and goodwill, when events and circumstances indicate that the carrying value of the assets and goodwill, might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed these undiscounted cash flows, the related assets will be written down to fair value. There were no impairment losses recorded in any of the periods presented.

Income taxes

The Company uses the liability method to determine its income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax basis of assets and liabilities (principally certain accrued expenses, compensation expenses, depreciation expense and allowance for doubtful accounts), and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

Stock options

Under SFAS No. 123, "Accounting for Stock-based Compensation", the Company must either recognize in its financial statements costs related to its employee stock-based compensation plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (continued)

Stock options (continued)

The fair value of warrants issued in return for services rendered by any non-employees is charged to operations over the terms of the underlying service agreements.

Earnings per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period (12,817,158 shares for the year ended December 31, 2000 and 4,910,000 shares for the years ended December 31, 1999 and 1998, respectively).

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options, warrants and convertible preferred stock using the treasury stock method. Incremental shares included in the diluted computation were 1,259,074 for 1999. Diluted loss per share for 2000 and 1998 is the same as basic loss per share, since the effects of the calculation for those years were anti-dilutive.

Weighted average options and warrants to purchase 7,507,204 and 3,577,500 shares of common stock during the years ended December 31, 2000 and 1998, respectively and preferred stock convertible into 2,115,000 common shares in 2000, were not included in the computation of diluted earnings per share because the Company reported a net loss attributable to common stockholders for these periods and their effect would have been anti-dilutive.

Fair value of financial instruments

Financial instruments reported in the Company's balance sheet consist of cash, accounts receivable, accounts payable and bank loan payable, the carrying value of which approximate fair value at December 31, 2000 and 1999. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

Comprehensive income

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard established requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of fiscal 1998, and has no comprehensive income components to report in 2000, 1999 or 1998.

Recent pronouncements of the Financial Accounting Standards Board

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") NO. 133. "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for the Company during the first quarter of 2001. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such, does not expect that the adoption of SFAS No. 133, as amended, will have a material effect on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addressed how companies report revenues in their financial statements. The Company believes that this pronouncement did not have a material effect on its consolidated financial statements.

In May 2000, the Financial Accounting Standards Board released Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation", which addressed - in question and answer form - certain practice issues related to APB 25, Accounting for Stock Issued to Employees. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 -- Furniture, Equipment And Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                            December 31,
                                    --------------------------
                                       2000          1999
                                    ----------   -------------
Leasehold improvements ........   $   386,745  $    80,753
Office furniture and equipment      1,296,077      120,402
Computer equipment and software     2,237,875      273,651
Demonstration equipment .......     2,494,803      512,785
Bridging equipment ............       694,679         --
Network equipment .............     1,391,212         --
Vehicles ......................       255,275      237,581
                                  -----------  -----------
                                    8,756,666    1,225,172
Less: Accumulated depreciation     (2,030,104)    (603,729)
                                  -----------  -----------
                                  $ 6,726,562  $   621,443
                                  ===========  ===========

Depreciation expense was $1,426,385, $287,765 and $204,805 for the years ended December 31, 2000, 1999 and 1998, respectively, which includes depreciation expense of $56,216 for 2000, $19,318 for 1999 and $7,846 for 1998 on fixed assets subject to capital leases.

Note 4 -- Accrued Expenses

Accrued expenses consist of the following:

                                     December 31,
                                  ------------------
                                  2000          1999
                                  ----          ----

Sales tax payable .........   $  769,839   $  145,739
Accrued compensation ......    1,216,572      467,578
Accrued professional fees .      119,383       90,500
Accrued litigation ........      250,000         --
Other .....................      212,833      187,216
                              ----------   ----------
                              $2,568,627   $  891,033
                              ==========   ==========

Note 5 -- Bank Loan Payable And Long-Term Debt

Bank loan payable

In June 2000, the Company entered into a 15,000,0000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility loan availability is based on up to 75% of eligible accounts receivable and 50% of inventory, subject to an inventory cap of $5,000,000. Borrowings bear interest at the lender's base rate plus 1/2% per annum. At December 31, 2000, the interest rate on the facility was 9%. The facility contains certain financial and operational covenants. At December 31, 2000, the Company was in compliance with all such covenants. At December 31, 2000, amounts outstanding under the facility were $3,000,000 and have been classified as a long-term liability due to the maturity of the facility in June 2002.

Long-term debt

Long-term debt consists of the following:

                                                             December 31,
                                                   -----------------------------
                                                       2000               1999
                                                   ----------        -----------
Bank loan payable.............................     $3,000,000        $     --
Capital lease obligations.....................        127,710            48,349
                                                   ----------        -----------
                                                    3,127,710            48,349
Less current maturities.......................        101,643            30,905
                                                   ----------        -----------
                                                   $3,026,067        $   17,444
                                                   ==========        ===========

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Stockholders' Equity

Initial Public Offering

In May 1997, the Company completed a public offering of 805,000 Units for $7.00 per Unit. Each Unit consisted of two shares of Common Stock and two Redeemable Class A Warrants. The Warrants are exercisable for four years commencing one year from the effective date of the offering, at a price of $4.25 per share. The Company may redeem the Warrants at a price of $.10 per warrant, commencing eighteen months from the effective date of the offering and continuing for a four-year period, provided the price of the Company's Common Stock is $10.63 for at least 20 consecutive trading days prior to issuing a notice of redemption. The Company received proceeds from the offering of approximately $4,540,000, net of related costs of registration.

On February 10, 2000, the Company announced its intention to redeem all outstanding Class A warrants. From February through April 2000, the Company raised net proceeds of approximately $8,047,000 from the exercise of 1,933,647 Class A warrants. All unexercised Class A warrants were redeemed in April 2000, except for 112,000 Class A warrants underlying the options granted to the underwriters.

The Company also issued to the underwriter of the public offering, for nominal consideration, an option to purchase up to 70,000 Units. This option is exercisable for a four-year period commencing one year from the effective date of the offering, at a per Unit exercise price of $8.40 per Unit. The Units are similar to those offered to the public. In March 2000, the Company received $117,600 from the exercise of 28,000 Units.

Preferred Stock

On December 6, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The authorized number of shares of Preferred Stock to be issued was raised to 5,000,000 shares effective with the merger with VTI. Except for the 2,450 shares of Series A preferred stock issued in June 2000, the rights and privileges of the Preferred Stock have not yet been designated.

In June 2000, the Company raised gross proceeds of $17.15 million in a private placement of 2,450 shares of Series A mandatorily redeemable convertible preferred stock. The preferred shares are convertible into up to 2,450,000 shares of common stock at a price of $7.00 per share, subject to adjustment. Beginning on June 14, 2001, the preferred stockholders may choose an alternative conversion price which equals the higher of (i) 70% of the fixed conversion price then in effect or (ii) the market price on any conversion date, which is equal to the average of the closing sale prices of the Company's common stock during the 20 consecutive trading days immediately preceding any conversion date. Preferred stockholders may, at their sole option, have their shares redeemed on the earlier of three years from the issuance date, or the occurrence of a triggering event, as defined. The redemption price is 110% of the stated value of $7,000 per share. None of the triggering events has occurred to date. The preferred shares will convert automatically if the Company's shares trade at $12.50 or above for twenty consecutive trading days and the underlying shares have been registered. Investors in the private placement also received five-year warrants to purchase a total of 857,500 shares of common stock for $10.50 per share. The warrants are subject to certain anti-dilution privileges. The Company has valued the warrants at $3,740,000 using the Black-Scholes pricing model. The Company also issued to its placement agent warrants to purchase 193,748 shares of common stock for $7.00 per share, and warrants to purchase 67,876 shares of common stock for $10.50 per share. The warrants expire on June 14, 2005. The Company has valued the warrants at $1,410,000 using the Black-Scholes pricing model. At the issuance date, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the preferred stock. During the fourth quarter of 2000, in accordance with EITF No. 00-27, the Company recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants.

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

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -- Stockholders' Equity (continued)

Based on the lowest possible conversion price of $4.90, (that is, 70% of $7.00) the maximum number of shares issuable upon conversion of the series A preferred would be 3,500,000 shares of common stock. The rules of the Nasdaq National Market only allow the Company to issue up to 20% of our outstanding shares of common stock upon conversion of the series A preferred stock and exercise of the related warrants unless we obtain prior stockholder approval. Based on the 16,570,641 shares of the Company's common stock outstanding on June 14, 2000, the original date of issuance of the series A preferred and related warrants, the Company is able to issue 3,314,128 shares of its common stock upon conversion of the series A preferred. As of December 31, 2000, there were 2,115 shares of series A preferred stock outstanding. Accordingly, absent the stockholder approval described above, beginning on June 14, 2001, if all outstanding shares of series A preferred stock were converted at the lowest possible conversion price, and reserving shares issuable upon exercise of all of the related warrants, the Company could be required to redeem up to 630 shares of its series A preferred stock at a price of $7,700 per share for an aggregate purchase price of $4,851,000. Consequently, the Company is planning to seek such stockholder approval at its 2001 Annual Meeting of Stockholders to permit any such redemptions to be payable in the form of shares of common stock, rather than cash. In accordance with EITF No. 00-19, if stockholder approval is not obtained by June 30, 2001, the Company will be required to reclassify the aggregate conversion commitment as a liability.

Note 7 -- Stock Options

Wire One 2000 Stock Incentive Plan

In September 2000, the Company adopted and approved the Wire One 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan permits the grant of incentive stock options ("ISOs") to employees or employees of its subsidiaries. Non-qualified stock options ("NQSOs") may be granted to employees, directors and consultants. The Company issued 587,124 options during 2000 with exercise prices ranging from $4.06 to $5.50 and vesting periods ranging from three to four years. As of December 31, 2000, options to purchase a total of 587,124 shares were outstanding and 2,412,876 shares remained available for future issuance under the 2000 Plan.

The 2000 Plan provides for the grant of options, including ISOs, NQSOs, stock appreciation rights, dividend equivalent rights, restricted stock, performance units, performance shares or any combination thereof (collectively, "Awards"). The exercise price of the Awards is established by the administrator of the plan and, in the case of ISOs the exercise price must be equal to at least 100% of fair market value of a share of the common stock on the date of grant. The administrator of the plan determines the terms and provisions of each award granted under the 2000 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria. Under the 2000 Plan, no individual will be given the opportunity to exercise ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vests in such calendar year. The 2000 Plan will terminate in 2010.

Non-qualified options

The Company issued a total of 70,125, 817,473 and 295,350 options, outside the context of a stock option plan, during 2000, 1999 and 1998 respectively, to various employees, directors, and advisors, with exercise prices ranging from $.30 to $9.85 per share and vesting periods ranging from immediately to over the course of 24 months. At December 31, 2000, the total outstanding non-qualified options of this nature were 2,358,573. The number of options have been adjusted to reflect the 1.65 to 1 conversion rate resulting from the May 18, 2000 merger with VTI (See Note 13).

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Stock Options (continued)

1996 Stock Option Plan

In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "1996 Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be given the opportunity to exercise ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vests in such calendar year. The 1996 Plan will terminate in 2006. Options granted under the 1996 Plan in 2000, 1999 and 1998 were 334,848, 1,393,527 and 358,875, respectively. As of December 31, 2000, options to purchase a total of 2,381,775 shares were outstanding and no shares remained available for future issuance under the 1996 Plan. The number of options have been adjusted to reflect the 1.65 to 1 conversion rate resulting from the merger with VTI.

VTI Stock Option Plans

As part of the merger with VTI, the Company assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. VTI had authorized an aggregate of 1,161,000 shares of common stock to be available under all the current option plans. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. Options granted under these Plans in 2000 since the merger date were 189,503. As of December 31, 2000, options to purchase a total of 520,502 shares were outstanding and no shares remained available for future issuance. The options have been adjusted to reflect the 2 for 1 reverse stock split approved by the VTI Board of Directors concurrent with the merger with ACC.

A summary of options issued under Company plans and other options outstanding as of December 31, 2000, and changes during fiscal 1998, 1999 and 2000 are presented below:


                                                  Fixed                      Weighted Average
                                                 Options    Range of Price    Exercise Price
                                                 -------    --------------    --------------
Options outstanding January 1, 1998 ..          2,062,500   $  .53 -  3.03      $ 2.58
Granted ..............................            654,225   $  .30 -   .79        0.70
                                                ---------
Options outstanding, December 31, 1998          2,716,725   $  .30 -  3.03        2.15
Granted ..............................          2,211,000   $  .57 -  4.81        0.96
Cancelled ............................           (136,125)  $  .53 -  2.16        1.17
                                                ---------
Options outstanding, December 31, 1999          4,791,600   $  .30 -  4.81        1.63
Assumed as part of VTI merger ........            361,605   $  .50 - 15.00        4.31
Granted ..............................          1,181,600   $ 4.06 -  8.18        5.26
Exercised ............................           (486,831)  $  .57 -  3.85        1.23
                                                ---------   --------------
Options outstanding, December 31, 2000          5,847,974   $  .30 - 15.00      $ 2.50
                                                =========   ==============
Shares of common stock available for
future grant under Company plans .....          2,412,876
                                                =========

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Stock Options (continued)

Additional information as of December 31, 2000 with respect to all outstanding options is as follows:

                                   Weighted
                                    Average       Weighted                      Weighted
                                   Remaining      Average                       Average
                      Number     Contractual      Exercise     Number           Exercise
Range Of Price    Outstanding   Life (In Years)    Price      Exercisable        Price
- --------------    -----------   ---------------  ----------   -----------       --------
 $.30-.57          1,898,300         2.79        $    .55     1,898,300        $    .55
  .64-2.12           852,268         1.85            1.29       554,443            1.37
 2.16-3.00           340,082         3.78            2.72       203,179            2.64
 3.03-4.00         1,434,350         1.97            3.10     1,432,850            3.10
 4.06-5.50         1,150,692         9.53            5.16       240,674            5.43
 5.75-15.00          172,282         5.14            6.95       169,317            6.97
                   ---------      -----------    --------     ---------        --------
$.30-15.00         5,847,974         3.90        $   2.50     4,498,763        $   2.06
                   =========      ===========    ========     =========        ========

The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of options granted during 2000, 1999 and 1998 under the Black-Scholes option pricing model was $2.03, $.56 and $.37 per option, respectively.

The fair value of each option granted in 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            2000         1999            1998
                                        -----------  -------------  ---------------
Risk free interest rates .............    5.39%          4.71%           5.56%
Expected option lives ................    3.23 years     2.82 years      3.46 years
Expected volatility ..................  126.2%          46.5%           46.5%
Expected dividend yields .............    None           None            None

The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                                    Years Ended December 31,
                                                     -------------------------------------------------------
                                                           2000               1999                 1998
                                                     ---------------     --------------         ------------
Net income (loss) attributable to
  common stockholders:
As reported..............................             $(16,255,135)       $1,064,587            $(777,341)
Adjusted pro forma.......................             $(17,488,034)          895,574             (884,675)

Net income (loss) per share:
Basic, as reported.......................                   $(1.27)              .22                 (.16)
Adjusted pro forma.......................                   $(1.36)              .18                 (.18)

Diluted, as reported.....................                   $(1.27)              .17                 (.16)
Adjusted pro forma.......................                   $(1.36)              .15                 (.18)

Compensation expense recognized in the Company's Statement of Operations for options and warrants granted to non-employees totaled $130,002 in 2000, $160,816 in 1999 and $11,332 in 1998, respectively.

During the year ended December 31, 2000, the Company received $792,000 from the exercise of stock options.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 -- Income Taxes

The income tax provision (benefit) consists of the following:

                                                Years Ended December 31,
                                       ---------------------------------------
                                           2000         1999         1998
                                       -----------  -----------  -------------
Current:
     Federal .......................   $ 196,712    $ 117,344    $    --
     State .........................      38,045        7,500        2,900
                                       ---------    ---------    ---------
Total current ......................     234,757      124,844        2,900
                                       ---------    ---------    ---------
Deferred:
     Federal .......................    (318,432)     205,482     (252,791)
     State .........................     (20,769)      32,005      (73,582)
     Valuation allowance ...........     615,683     (467,570)     326,373
                                       ---------    ---------    ---------
Total deferred .....................     276,482     (230,083)        --
                                       ---------    ---------    ---------
Provision for income taxes (benefit)   $ 511,239    $(105,239)   $   2,900
                                       =========    =========    =========

The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                            Years Ended December 31,
                                       -----------------------------------------
                                           2000         1999         1998
                                       -----------  -----------  -------------
U.S. federal income taxes at the
     statutory rate ............       $(687,035)   $ 326,314    $(263,310)
State taxes, net of federal
     effects ...................         (80,828)       4,950      (41,557)
Goodwill amortization...........         578,800           --           --
Other non-deductible charges ...              --       24,939           --
Valuation allowance ............         615,683     (467,570)     326,373
Other ..........................          84,619        6,128      (18,606)
                                       ---------    ---------    ---------
                                       $ 511,239    $(105,239)   $   2,900
                                       =========    =========    =========

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Income Taxes (Continued)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of 2000 and 1999 are presented below:

                                                              December 31,
                                                        -----------------------
                                                           2000          1999
                                                        -----------  -----------
Deferred tax assets:
Tax benefit of net operating loss carryforwards ....    $ 7,139,220     $ 41,840
Reserves and allowances ............................        719,600      144,000
Stock option compensation ..........................         83,701       75,476
Depreciation .......................................         97,182         --
Other ..............................................         83,200         --
                                                        -----------     --------
Total deferred tax assets ..........................      8,122,903      261,316
                                                        -----------     --------
Deferred tax liabilities:
Depreciation .......................................           --         15,665
Other ..............................................           --         15,568
                                                        -----------     --------
Total deferred tax liabilities .....................           --         31,233
                                                        -----------     --------
Subtotal ...........................................      8,122,903      230,083
Valuation allowance ................................     (7,922,903)        --
                                                        -----------     --------
Net deferred tax assets ............................    $   200,000     $230,083
                                                        ===========     ========

During the 2000 period, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger (see Note 13), reserves and allowances, and stock-based compensation. If the tax benefits currently offset by valuation allowances are subsequently realized, approximately $7.9 million will be credited to goodwill because these tax benefits relate to VTI operations prior to the merger. In addition, approximately $1.1 million will be credited to additional paid-in capital because these tax benefits relate to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options.

The Company and its subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2000, the Company has net operating loss (NOL) carry-forwards of approximately $19 million and $10 million for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 20 years and is available to offset future taxable income, if any, through 2020. The utilization of the $19 million in tax loss carry-forwards is limited to approximately $2.4 million each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

Note 9 -- Commitments And Contingencies

Employment Agreements

The Company's board of directors has approved employment agreements for a number of its executive officers as follows:

President and Chief Executive Officer - The Company entered into a new agreement with its President and Chief Executive Officer, Richard Reiss, having a three-year term commencing January 1, 2001. Under the new agreement, Mr. Reiss is entitled, in year 1, 2, and 3, respectively, to base compensation of $345,000, $410,000 and $480,000, and to a formula bonus (payable in quarterly installments, subject to satisfaction of the condition that the Company's gross revenues from continuing operations during a given quarter increase over such revenues from the corresponding quarter of the preceeding year) of $135,000, $165,000 and $195,000 annually. The agreement provides for a grant of an option to purchase 300,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Reiss has the right to terminate the agreement, with a full payout of all base and potential formula bonus compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as those terms are defined under the 2000 Plan) or a termination by the Corporation without cause. Under the agreement, the Company is to secure and pay the premium on a $2,500,000 life insurance policy payable to Mr. Reiss's designated beneficiary of his estate.

Chief Operating Officer - The Company entered into a new agreement with Leo Flotron, its Chief Operating Officer, having a three-year term commencing January 1, 2001. Under the new agreement, Mr. Flotron is entitled, in years 1, 2, and 3 respectively, to base compensation, of $325,000, $375,000 and $425,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 240,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Flotron has the right to terminate the agreement, with a full payout of all base and potential formula bonus compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as defined under the 2000 Plan) or a termination by the Corporation without cause.

Executive Vice President Business Affairs and General Counsel - The agreement with Jonathan Birkhahn has a three-year term that commenced on November 30, 2000. Mr. Birkhahn is entitled to base compensation of $235,000, $260,000 and $285,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for a grant of an option to purchase 250,000 shares under the 2000 Plan, vesting in four equal installments as follows: after six months, after one year, after two years and after three years.

Other Executive Officers - The Company has entered into employment agreements with three additional executives of the Company, each with three-year terms that commenced on January 1, 2001. The total base compensation involved with these agreements is $490,000, $570,000 and $650,000 in years 1, 2 and 3, respectively. In addition, each executive is entitled to a discretionary bonus. The agreements also provide for the grants of options to purchase a total of 300,000 shares under the 2000 Plan, vesting in three equal annual installments.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 -- Commitments And Contingencies (continued)

Operating Leases

The Company leases various facilities under operating leases expiring through 2005. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2000, 1999 and 1998 were approximately $1,315,000, $312,000 and $285,000, respectively.

Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31

2001...............................................................  $1,759,970
2002...............................................................   1,226,461
2003...............................................................     741,885
2004...............................................................     335,333
2005...............................................................      65,333
                                                                     ----------
                                                                     $4,128,982
                                                                     ==========

Capital Lease Obligations

The Company leases certain vehicles and equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 2000 had a cost of $393,836, accumulated depreciation of $82,484, with a net book value of $311,352.

Future minimum lease payments under capital lease obligations at December 31, 2000 are as follows:

2001...............................................................   $ 113,344
2002...............................................................      26,705
                                                                     ----------
Total minimum payments.............................................     140,049
Less amount representing interest..................................     (12,339)
                                                                     ----------
Total principal....................................................   $ 127,710
Less portion due within one year...................................    (101,643)
                                                                     ----------
Long-term portion..................................................   $  26,067
                                                                     ==========

Legal Matters

In September 1997, the Company entered into an exclusive distribution agreement with Maxbase, Inc. ("Maxbase"), the manufacturer of "MaxShare 2," a patented bandwidth-on-demand line-sharing device. During 1998 the Company purchased Maxshare 2 units having an aggregate cost of approximately $520,000. The Company identified performance problems with the MaxShare 2 product in certain applications, and believed that MaxBase had a contractual obligation to correct any technical defects in the product.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 -- Commitments And Contingencies (continued)

Legal Matters (continued) In July, 1998, MaxBase filed a complaint against the Company alleging breach of agreement with MaxBase, for Maxshare 2 units by failing to meet the required minimum purchase obligations thereunder. Maxbase claims damages of approximately $508,000 in lost profits for units not purchased and approximately $945,000 in lost profits for units sold to the Company below market price, as well as unspecified punitive and treble damages. The Company filed counterclaims for breach of contract, breach of warranty and rescission based upon misrepresentation, which counterclaims were dismissed by the court. In February 2001, the court granted Maxbase's motion for summary judgment on liability for breach of contract, and the plaintive subsequently dropped all of its other claims. A trial to determine the breach of contract damages was held before a judge in March 2001; the judge's ruling in the matter is pending. The Company continues to believe that the claims made by MaxBase are without merit and intend to defend the suit and assert its rights under the agreement. The Company does not anticipate that this proceeding will in any event have a material adverse effect on its business, financial condition or results of operations.

The Company is defending several other suits or claims in the ordinary course of business, none of which individually or in the aggregate is material to the Company's business, financial condition or results of operations. At December 31, 2000, the Company had a reserve for pending litigation of $250,000.

Note 10 -- Pension Plan

On March 1, 1998 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covered substantially all employees who met minimum age and service requirements. The 401(k) Plan was non-contributory on the part of the Company. Effective with the merger with View Tech, Inc., the Company assumed the 401(k) Plan of View Tech, Inc., combined its assets with those of the existing plan and began making contributions to the plan. Employer contributions to the 401(k) Plan for the year ended December 31, 2000 were approximately $56,000.

Note 11 -- Business Combinations

Merger With View Tech, Inc.

On May 18, 2000 the merger of ACC and VTI was consummated in a transaction that has been accounted for as a "reverse acquisition" using the purchase method. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes.

The value of VTI shares exchanged was computed using a five-day average share price with a midpoint of December 28, 1999, the date of the merger announcement. The number of shares used in the computation is based on the VTI shares outstanding as of May 18, 2000.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -- Business Combinations (continued)

Merger With View Tech, Inc. (continued)

Following are schedules of the purchase price and purchase price allocation:

Purchase Price:
Value of VTI shares exchanged ...         $28,466,308
Value of VTI options and warrants           2,872,950
Direct mergers costs ............           1,008,059
                                          -----------
Total purchase price ............         $32,347,317
                                          -----------

Purchase Price Allocation:
VTI assets acquired .............         $11,583,008
VTI liabilities assumed .........         (13,923,289)
Goodwill ........................          34,687,598
                                          -----------
Total ...........................         $32,347,317
                                          -----------

The VTI assets acquired and liabilities assumed were recorded at their fair values on May 18, 2000. The annual amortization expense (based on a amortization period of 15 years) approximates $2,312,000. Amortization expense for the year ended December 31, 2000 totaled $1,447,877.

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 1999 assumes the merger of the ACC and VTI occurred on January 1, 1999.


                                                                        Year Ended               Year Ended
                                                                     December 31, 1999        December 31, 2000
                                                                  --------------------     --------------------
Net revenues....................................................   $   59,045,819           $   68,273,027
Operating loss..................................................       (8,109,411)              (4,098,157)
Net loss attributable to common stockholders....................      (23,167,367)              (7,990,307)
Loss per share:
   Basic........................................................            (1.93)                    (.46)
   Diluted......................................................            (1.93)                    (.46)

The unaudited pro forma operating results reflect pro forma adjustments for the amortization of intangibles of $2,312,000 for the years ended December 31, 2000 and 1999 arising from the merger and other adjustments. These pro forma operating results also reflect the effects of the series A preferred stock issued in June of 2000 as if the financing occurred on January 1, 1999. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of 1999, or of the future results of the combined entity.

The Company recognized net revenues of $1,047,000 and $431,000 from transactions with VTI during the years ended December 31, 2000 and 1999, respectively. Such amounts have been eliminated in preparing the pro forma information.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -- Business Combinations (continued)

Acquisition of 2CONFER, LLC

In July 2000, the Company acquired the net assets of 2CONFER, LLC, a Chicago-based provider of videconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock valued at the time of acquisition. Assets consisted primarily of accounts receivable, fixed assets and goodwill.

Purchase Price Allocation:

2CONFER assets acquired...............................           $    1,024,730
2CONFER liabilities assumed...........................               (1,424,730)
Goodwill..............................................                1,200,000
                                                                 --------------
       Total..........................................           $      800,000
                                                                 ==============

The 2CONFER assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2000. The annual amortization expense (based on an amortization period of 15 years) approximates $86,000. Amortization expense for the year ended December 31, 2000 totaled $43,150.

Acquisition of Johns Brook Co.

In October 2000, the Company acquired the assets and certain liabilities of Johns Brook Co., Inc.'s videoconferencing division, a New Jersey-based provider of videoconferencing solutions. The total consideration was $635,000, consisting of $481,000 in cash and $154,000 in the Company's common stock valued at the time of acquisition. Assets consisted primarily of accounts receivable, fixed assets, and goodwill.

Purchase Price Allocation:

JBC assets acquired...................................           $    1,281,194
JBC liabilities assumed...............................               (1,194,065)
Goodwill..............................................                  547,871
                                                                 --------------
       Total..........................................           $      635,000
                                                                 ==============

The JBC assets acquired and liabilities assumed were recorded at their fair values as of October 1, 2000. The Company estimates at this time that the annual amortization expense (based on an amortization period of 15 years) will approximate $39,300. Amortization expense for the year ended December 31, 2000 totaled $9,830.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 -- Related Party

The landlord for the Company's Hillside, New Jersey office is Vitamin Realty Associates, L.L.C. of which Eric Friedman, one of the Company's directors, is a member. The lease term is for five years and expires on May 31, 2002. The base rental for the premises during the term of the lease is approximately $259,100 per year. In addition, the Company must pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 2000, 1999 and 1998, rent expense associated with this lease was $225,000, $135,000 and $119,000, respectively.

The Company receives financial and tax services from an accounting firm in which one of the Company's directors is a partner. For the years ended December 31, 2000 and 1999, the Company has incurred fees of approximately $99,000 and $13,000, respectively on services received from this firm since September 15, 1999, the date this director became a Board member.

Note 13 -- Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2000 and 1999.

                                                                                 2000               1999
                                                                           -----------------  -----------------
1st Quarter
            Net revenues                                                       $ 5,983,507       $  3,911,669
            Gross margin                                                         2,137,296          1,138,560
            Income (loss) from operations                                          134,922            (53,378)
            Net income (loss)                                                       75,745           (105,612)
            Net income (loss) attributable to common stockholders                   75,745           (105,612)
            Net income (loss) per share                                        $      0.01       $      (0.02)

2nd Quarter
            Net revenues                                                       $11,126,626       $  5,327,439
            Gross margin                                                         3,686,305          1,690,830
            Income (loss) from operations                                         (516,205)           213,307
            Net income (loss)                                                     (690,932)           164,945
            Net income (loss) attributable to common stockholders               (8,870,487)           164,945
            Net income (loss) per share                                        $     (0.76)      $       0.03

3rd Quarter
            Net revenues                                                       $18,287,167       $  6,669,783
            Gross margin                                                         5,941,529          2,162,127
            Income (loss) from operations                                         (564,954)           353,769
            Net income (loss)                                                     (441,070)           306,844
            Net income (loss) attributable to common stockholders                 (868,392)           306,844
            Net income (loss) per share                                        $     (0.05)      $       0.05

4th Quarter
            Net revenues                                                       $20,635,939       $  8,088,321
            Gross margin                                                         6,494,485          2,478,190
            Income (loss) from operations                                         (967,591)           646,725
            Net income (loss)                                                   (1,475,672)           698,410
            Net income (loss) attributable to common stockholders               (6,592,001)           698,410
            Net income (loss) per share                                        $     (0.38)      $       0.09


At the issuance date of June 14, 2000, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the Series A preferred stock issued. During the fourth quarter of 2000, in accordance with EITF No. 00-27, the Company recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants (see Note 6).

Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share in 2000 and 1999 does not equal the total computed for these years.

Item 9.   Change In Accountants

          None.

                                    PART III

Item 10.   Directors And Executive Officers Of The Registrant

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2001.

Item 11.   Executive Compensation

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2001.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2001.

Item 13.   Certain Relationships And Related Transactions

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

A.        List of documents filed as part of this Report:

1.        Financial Statements included in Item 8:

          -Report of Independent Certified Public Accountants
          -Consolidated Balance Sheets as of December 31, 2000 and 1999 -Consolidated Statements of Operations for the years ended December
           31, 2000, 1999 and 1998
          -Consolidated Statements of Stockholders' Equity (Deficiency) for the
           years ended December 31, 2000, 1999 and 1998
          -Consolidated Statements of Cash Flows for the years ended December
           31, 2000, 1999 and 1998
          -Notes to Consolidated Financial Statements

          No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

2.        Exhibits

          The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

B.        Reports on Form 8-K.

          None.

                                  EXHIBIT INDEX

Exhibit
Number    Description
- -------   -----------

3.1       Amended and Restated Certificate of Incorporation.(1)
3.2 Certificate of Amendment of View Tech, Inc. changing its name to Wire One Technologies, Inc. (15)
3.3 Certificate of Designations, Preferences and Rights of series A preferred stock of Wire One Technologies, Inc.(2)
3.4       Amended and Restated Bylaws.(1)
4.1       Specimen Common Stock Certificate.(15)
4.2 Warrant Agreement dated as of June 28, 1995 between View Tech, Inc. and U.S. Stock Transfer Corporation.(3)
4.3       Form of Warrant between View Tech, Inc. and Telecom Holding, LLC.(4)
4.4       Form of Warrant of Wire One Technologies, Inc. dated June 14, 2000.(2)
4.5 Registration Rights Agreement dated as of June 14, 2000 among Wire One Technologies, Inc. and the Investors set forth therein.(2)
4.6       Form of View Tech, Inc. Warrant dated April 24, 2000.(15)
4.7 Amendment No. 1, Exhibit A, dated as of October 14, 1998, to the Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by Imperial Bank.(10)
4.8 Amendment No. 1, Exhibit B, dated as of October 14, 1998, to the Common Stock Purchase Warrant, dated as of November 21, 1997, for the purchase of common stock of View Tech, Inc., a Delaware corporation, by BankBoston, N.A.(10)
4.9       Wire One Technologies, Inc. 2000 Stock Incentive Plan.(16)
10.1 Dealer Agreement between View Tech, Inc. and PictureTel Corporation dated as of March 30, 1995.(5)
10.6      1995 Stock Option Plan of View Tech, Inc., as amended.(6)
10.7 Amendment to the Dealer Agreement between View Tech, Inc. and PictureTel Corporation, dated as of August 1, 1995.(3)
10.8      1997 Stock Incentive Plan of View Tech, Inc.(7)
10.9 Sublease Agreement dated as of October 11, 1996, by and between Atlantic Steel Industries, Inc. and View Tech, Inc. (together with prime Lease Agreement dated as of November 1, 1993 between Atlantic Steel Industries, Inc. and the State of California Public Employees' Retirement System).(4)
10.10 Agreement dated December 9, 1996 between All Communications Corporation and HFS Incorporated.(11)
10.11 Dealer Agreement dated May 20, 1992, between All Communications Corporation and Panasonic Communications & Systems Company.(11)
10.12 Employment Agreement, effective January 1, 1997, between All Communications Corporation and Richard Reiss.(11)
10.13 Amendment to the Employment Agreement between All Communications Corporation and Richard Reiss, effective March 21, 1997.(11)
10.14 Employment Agreement, effective January 1, 1997, between All Communications Corporation and Joseph Scotti.(11)
10.15 Amendment No. 1 to the Employment Agreement between All Communications Corporation and Joseph Scotti, effective January 11, 1999.(11)
10.16 Employment Agreement, effective January 1, 1997, between All Communications Corporation and Leo Flotron.(11)
10.17 Amendment No. 1 to the Employment Agreement between All Communications Corporation and Leo Flotron, effective January 11, 1999.(12)
10.18 Sublease Agreement for premises located at 1130 Connecticut Avenue, NW, Washington D.C., dated July 1, 1996, between All Communications Corporation and Charles L. Fishman, P.C.(11)
10.19     All Communications Corporation's Stock Option Plan.(11)
10.20     Amendment No. 1 to All Communications Corporation's Stock Option
          Plan.(12)
10.21 Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between All Communications Corporation and Vitamin Realty Associates, L.L.C.(11)
10.22 Agreement, dated September 10, 1997, between the All Communications Corporation and Maxbase, Inc.(14)
10.23 Reseller Agreement dated November 21, 1997, between Polycom, Inc. and All Communications Corporation.(14)

10.24 Dealer Agreement, dated November 26, 1997, between Lucent Technologies, Inc. and All Communications Corporation.(14)
10.25     First Amendment of Lease dated as of December, 1997 by and between Vitamin Realty Associates, L.L.C. and All Communications Corporation.(1)
10.26 Second Amendment of Lease dated as of December 20, 1999 by and between Vitamin Realty Associates, L.L.C. and All Communications Corporation.
          (1)
10.27 Asset Purchase Agreement, dated as of December 31, 1999 among OC Mergerco 4, Inc., USTeleCenters, Inc., Vermont Network Services Corporation and View Tech, Inc.(1)
10.28 Agreement and Plan of Merger, dated as of December 27, 1999, by and between View Tech, Inc. and All Communications Corporation.(1)
10.29 Amendment No.1 to Agreement and Plan of Merger, dated as of February 29, 2000 by and among View Tech, Inc. and All Communications Corporation.(1)
10.30 Preferred Stock and Warrant Purchase Agreement dated as of June 14, 2000 among Wire One Technologies, Inc. and the Buyers set forth therein.(2)
10.31 Amended and Restated Loan and Security Agreement, dated as of June 1, 2000, among Wire One Technologies, Inc., AllComm Products Corp. and Summit Commercial/Gibraltar Corp.(15)
10.32     View Tech, Inc. Special Non-Officer Stock Option Plan.(8)
10.33     View Tech, Inc. 1997 Non-Employee Directors Stock Option Plan.(9)
10.34     View Tech, Inc. Employee Stock Purchase Plan.(9)
10.35 Asset Purchase Agreement, dated as of July 21, 2000 by and between Wire One Technologies, Inc., 2CONFER L.L.C. and the other sellers set forth therein.(15)
10.37     Fourth Amendment to Lease.(16)
10.38     Employment Agreement with Richard Reiss (17)
10.39     Employment Agreement with Leo Flotron (17)
10.40     Employment Agreement with Jonathan Birkhahn (17)
10.41     Employment Agreement with Christopher Zigmont (17)
10.42     Employment Agreement with Michael Brandofino (17)
10.43     Employment Agreement with Kelly Harman (17)
21.1      Subsidiaries of Wire One Technologies, Inc.(15)
23.1      Consent of BDO Seidman, LLP.(17)

- ------------------

(1) Filed as an appendix to View Tech Inc.'s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2000, and incorporated herein by reference.

(3) Filed as an exhibit to View Tech, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(4) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form SB-2 (Registration No. 333-19597), and incorporated herein by reference.

(5) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form SB-2 (Registration No. 333-91232), and incorporated herein by reference.

(6) Filed as an exhibit to View Tech, Inc.'s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form S-4 (Registration No. 333-13459), and incorporated herein by reference.

(8) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form S-8 filed on November 4, 1997, and incorporated herein by reference.

(9) Filed as an exhibit to View Tech, Inc.'s Registration Statement on Form S-8 filed on June 30, 1997, and incorporated herein by reference.

(10) Filed as an exhibit to View Tech, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

(11) Filed as an exhibit to All Communications Corporation's Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.

(12) Filed as an exhibit to All Communications Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(13) Filed as an exhibit to All Communications Corporation's Report on Form 8-K dated September 18, 1997, and incorporated herein by reference.

(14) Filed as an exhibit to All Communications Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(15) Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-1 (Registration No. 333-42518), and incorporated herein by reference.

(16) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(17) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WIRE ONE TECHNOLOGIES, INC.



Date:   March 30, 2001                By:    /s/  Richard Reiss
                                             -----------------------------------
                                             Richard Reiss
                                             Chairman, President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 30th day of March 2001 in the capacities indicated.

 Signature                           Title

/s/  Richard Reiss                   Chairman, President and Chief Executive
- -------------------------------      Officer (Principal Executive Officer)
     Richard Reiss


/s/  Christopher Zigmont             Chief Financial Officer
- --------------------------------     (Principal Accounting Officer)
     Christopher Zigmont

/s/  Leo Flotron                     Chief Operating Officer and Director
- --------------------------------     Executive Vice President Business Affairs,
     Leo Flotron                     General

/s/  Jonathan Birkhahn               Counsel, Secretary and Director
- --------------------------------
     Jonathan Birkhahn

/s/  Louis Capolino                  Director
- --------------------------------
     Louis Capolino

     Eric Friedman                   Director
- --------------------------------
     Eric Friedman

/s/  Dean Hiltzik                    Director
- --------------------------------
     Dean Hiltzik

/s/  Peter N. Maluso                 Director
- --------------------------------
     Peter N. Maluso