Form 10-Q
period 2001-03-31
WIRE ONE TECHNOLOGIES INC
filed 2001-05-15
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                       or

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25940

                           WIRE ONE TECHNOLOGIES, INC.
             (Exact Name of registrant as Specified in its Charter)

              Delaware                                    77-0312442
  (State or other Jurisdiction of                  (I.R.S. Employer Number)
   Incorporation or Organization)

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

Yes [X]       No [_]

     The number of shares outstanding of the registrant's Common Stock as of May 10, 2001 was 17,349,144.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *

                Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000                     1

                Consolidated Statements of Operations
                      For the Three Months ended March 31, 2001 and 2000       2

                Consolidated Statements of Cash Flows
                      For the Three Months ended March 31, 2001 and 2000       3

                Notes to Consolidated Financial Statements                     4

Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      6

PART II. OTHER INFORMATION

Legal Proceedings                                                             11

Changes in Securities and Use of Proceeds                                     11

Defaults Upon Senior Securities                                               11

Submission of Matters to a Vote of Security Holders                           11

Other Information                                                             12

Exhibits and Reports on Form 8-K                                              12

Signatures                                                                    13

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,      December 31,
                                                                                      2001           2000
                                                                                  ------------    ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                   $    243,011    $  1,870,573
      Accounts receivable-net                                                       26,475,603      27,614,169
      Inventory                                                                     10,424,474      10,751,344
      Deferred income taxes                                                            200,000         200,000
      Other current assets                                                           1,518,064       1,315,432
                                                                                  ------------    ------------
           Total current assets                                                     38,861,152      41,751,518

Furniture, equipment and leasehold improvements-net                                  8,546,212       6,726,562
Goodwill-net                                                                        35,532,042      36,065,945
Other assets                                                                           352,431         341,813
                                                                                  ------------    ------------
           Total assets                                                           $ 83,291,837    $ 84,885,838
                                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                            $ 10,620,790    $ 11,804,298
      Accrued expenses                                                               1,560,547       2,568,627
      Deferred revenue                                                               7,798,863       7,287,690
      Customer deposits                                                                   --            68,150
      Current portion of capital lease obligations                                      86,858         101,643
                                                                                  ------------    ------------
           Total current liabilities                                                20,067,058      21,830,408
                                                                                  ------------    ------------

Noncurrent liabilities:
      Bank loan payable                                                              5,012,849       3,000,000
      Capital lease obligations, less current portion                                    2,045          26,067
                                                                                  ------------    ------------
           Total noncurrent liabilities                                              5,014,894       3,026,067
                                                                                  ------------    ------------

           Total liabilities                                                        25,081,952      24,856,475

Commitments and Contingencies

Preferred stock, $.0001 par value; 5,000,000 shares authorized,
      Series A mandatorily redeemable convertible preferred stock,
      2,115 shares issued and outstanding                                           10,765,061      10,371,096

Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 authorized;
      17,349,144 and 17,299,725 shares outstanding, respectively                         1,735           1,730
Additional paid-in capital                                                          66,644,778      66,436,353
Accumulated deficit                                                                (19,201,689)    (16,779,816)
                                                                                  ------------    ------------
           Total stockholders' equity                                               47,444,824      49,658,267
                                                                                  ------------    ------------

                                                                                  ------------    ------------
           Total liabilities and stockholders' equity                             $ 83,291,837    $ 84,885,838
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------    -----------
Net revenues                                               $ 18,743,522    $ 5,983,507
Cost of revenues                                             12,950,125      3,846,211
                                                           ------------    -----------

Gross margin                                                  5,793,397      2,137,296

Operating expenses:
     Selling                                                  5,782,039      1,418,693
     General and administrative                               1,327,122        583,681
     Amortization of goodwill                                   628,196           --
                                                           ------------    -----------
Total operating expenses                                      7,737,357      2,002,374
                                                           ------------    -----------

Income (loss) from operations                                (1,943,960)       134,922
                                                           ------------    -----------

Other (income) expense
     Amortization of deferred financing costs                     9,382         12,242
     Interest income                                            (15,940)       (29,948)
     Interest expense                                            90,507         23,483
                                                           ------------    -----------
Total other expenses, net                                        83,949          5,777
                                                           ------------    -----------

Income (loss) before income taxes                            (2,027,909)       129,145

Income tax provision                                               --           53,400

                                                           ------------    -----------
Net income (loss)                                            (2,027,909)        75,745

Deemed dividends on series A convertible preferred stock        393,964           --

                                                           ------------    -----------
Net income (loss) attributable to common stockholders      $ (2,421,873)   $    75,745
                                                           ============    ===========


Net income (loss) per share:
     Basic                                                 $      (0.14)   $      0.01
                                                           ============    ===========
     Diluted                                               $      (0.14)   $      0.01
                                                           ============    ===========

Weighted average number of diluted common shares
     Basic                                                   17,327,577      5,301,503
                                                           ============    ===========
     Diluted                                                 17,327,577      8,997,654
                                                           ============    ===========


          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           ---------------------------
                                                                                               2001           2000
                                                                                           ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                   $ (2,027,909)   $    75,745
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
             operating activities:
                   Depreciation and amortization                                              1,356,518         95,413
                   Deferred income taxes                                                           --           53,000
                   Non cash compensation                                                        108,863         21,667
                   Increase (decrease) in cash attributable to changes in assets and liabilities net of activity of acquired businesses:
                               Accounts receivable                                            1,138,566      1,348,539
                               Inventory                                                        326,870       (677,280)
                               Other current assets                                            (202,632)       (26,541)
                               Other assets                                                     (20,000)       (99,994)
                               Accounts payable                                              (1,183,508)       156,848
                               Accrued expenses                                              (1,008,080)      (121,114)
                               Income taxes payable                                                --         (124,372)
                               Deferred revenue                                                 511,173         55,646
                               Customer deposits                                                (68,150)       196,074
                                                                                           ------------    -----------
                                     Net cash provided by (used in) operating activities     (1,068,289)       953,631
                                                                                           ------------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of furniture, equipment and leasehold improvements                          (2,538,590)       (93,614)
       Costs related to acquisition of businesses including cash acquired                       (94,293)          --
                                                                                           ------------    -----------
                                     Net cash used by investing activities                   (2,632,883)       (93,614)
                                                                                           ------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of warrants and options, net                                                     99,568      8,395,312
       Proceeds from bank loans                                                              16,545,482      3,350,000
       Payments on bank loans                                                               (14,532,633)    (5,488,602)
       Payments on capital lease obligations                                                    (38,807)        (9,768)
                                                                                           ------------    -----------
                                     Net cash provided by financing activities                2,073,610      6,246,942
                                                                                           ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (1,627,562)     7,106,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,870,573         60,019
                                                                                           ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $    243,011    $ 7,166,978
                                                                                           ============    ===========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                            $     90,507    $    23,483
                                                                                           ============    ===========

       Income taxes                                                                        $     11,330    $   147,946
                                                                                           ============    ===========


Non cash financing and investing activities:

During the quarter ended March 31, 2001, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $393,964.


          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1 -- The Business and Merger with View Tech, Inc.

     Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received 1.65 shares of Wire One common stock for each share of ACC common stock held by them. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, the 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

     Wire One is engaged in the business of selling, installing and servicing video and voice communications systems, as well as an
     Internet-protocol-based network devoted to video communications, to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey.

Note 2 -- Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation. The Company does not segregate or manage its operations by business segment.

Note 3 -- Income (loss) per share

     Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period (17,327,577 and 5,301,503 shares for the periods ended March 31, 2001 and 2000, respectively).

     Diluted  earnings  (loss) per share is  calculated  by dividing  net income
     (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options, warrants and convertible preferred stock using the treasury stock method. Incremental shares included in the diluted computation were 3,696,151 for the period ended March 31, 2000. Diluted loss per share for the period ended March 31, 2001 is the same as basic loss per share, since the effects of the calculation for that period was anti-dilutive.

     Weighted average options and warrants to purchase 8,375,556 shares of common stock during the period ended March 31, 2001 and preferred stock convertible into 2,115,000 common shares, were not included in the computation of diluted earnings per share because the Company reported a net loss attributable to common stockholders for this period and their effect would have been anti-dilutive.

Note 4 -- Bank Loan Payable

     In June 2000, the Company entered into a $15,000,000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility, loan availability is based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings bear interest at the lender's base rate plus 1/2% per annum. At March 31, 2001, the interest rate on the facility was 8.50%. The credit facility contains certain financial and operational covenants. For the period from January 1, 2001 through March 31, 2001 ("2001 First Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On May 15, 2001, the Company received a waiver from the lender regarding these requirements for the 2001 First Quarter. In consideration for this waiver, the loan agreement was amended to require that the borrowing base exceed the sum of all extensions of credit by the lender by an amount equal to at least $5,000,000 at all times. At March 31, 2001, the loan has been classified as non-current in the accompanying balance sheet because, in the opinion of management, it is probable that these covenants will be satisfied for all periods going forward.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of new products and services; the terminable-at-will and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products and services sold by the Company; the impact of competitive products, services, and pricing, as well as competition from other resellers and service providers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Overview

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one and number two market share leaders, Polycom, Inc. ("Polycom") and PictureTel Corporation ("PictureTel"), respectively, which together account for over 50% of the installed videoconferencing endpoints in the United States. We also offer voice communications products manufactured by Lucent Technologies, Inc. ("Lucent") and the Business Telephone Systems Division of Panasonic Communications and Systems Company ("Panasonic"), among others. In December 2000, we introduced our Glowpoint network service, providing our customers with two-way video communications with high quality of service. With the introduction of Glowpoint, we now offer our customers a single point of contact for all their video communications requirements. Furthermore, we believe Glowpoint is the first dedicated network to provide two-way video communications by utilizing a dedicated internet protocol ("IP") backbone and broadband access.

The Company markets and sells its video and data products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 2,500 customers who collectively have approximately 13,000 videoconferencing endpoints.

The Company was formed on May 18, 2000 by the merger of ACC and VTI. VTI was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

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


Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of the Company's revenues:

                                                             Three Months Ended
                                                                  March 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------

Net revenues                                                  100.0%     100.0%
Cost of revenues                                               69.1%      64.3%
                                                             ------     ------

Gross margin                                                   30.9%      35.7%

Operating expenses:
     Selling                                                   30.8%      23.7%
     General and administrative                                 7.1%       9.7%
     Amortization of goodwill                                   3.4%       0.0%
                                                             ------     ------
Total operating expenses                                       41.3%      33.4%
                                                             ------     ------

Income (loss) from operations                                 (10.4)%      2.3%
                                                             ------     ------

Other (income) expense
     Amortization of deferred financing costs                   0.1%       0.2%
     Interest income                                           (0.1)%     (0.5)%
     Interest expense                                           0.5%       0.4%
                                                             ------     ------
Total other expenses, net                                       0.5%       0.1%
                                                             ------     ------

                                                             ------     ------
Income (loss) before income taxes                             (10.9)%      2.2%

Income tax provision                                            0.0%       0.9%
                                                             ------     ------
Net income (loss)                                             (10.9)%      1.3%

Deemed dividends on series A convertible preferred stock        2.1%       0.0%
                                                             ------     ------
Net income (loss) attributable to common stockholders         (13.0)%      1.3%
                                                             ======     ======


Three Months Ended March 31, 2001 ("2001 period") Compared to Three Months Ended March 31, 2000 ("2000 period").

     NET REVENUES. The Company reported net revenues of $18.7 million for the 2001 period, an increase of $12.7 million over the $6.0 million in revenues reported for the 2000 period. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that revenues from the core businesses in existence before contributions from VTI, 2CONFER and JBC grew approximately 33%, with revenues from VTI, 2CONFER and JBC accounting for the remainder of the growth.

     Video communications -- Sales of video communications products and services were $17.3 million in the 2001 period, an increase of $13.6 million over the 2000 period. Management estimates that revenues from the core video communications integration business before contributions from its acquired companies grew approximately 77%, with revenues from VTI, 2Confer and JBC accounting for the remainder of the growth experienced. The growth experienced in the 2001 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the company operates.

     Voice communications -- Sales of voice communications products and services were $1.4 million in the 2001 period, a $0.9 million decrease from the 2000 period. This decline in the revenues of the voice communications division were the result of declines in revenue from three significant customers and due to revenues in the 2000 period related to Y2K telephone system upgrades that did not recur in the 2001 period.

     GROSS MARGINS. Gross profits were $5.8 million in the 2001 period, an increase of $3.7 million over the 2000 period. Gross margins decreased in the 2001 period to 30.9% of net revenues, as compared to 35.7% of net revenues in the 2000 period. The decrease is attributable to the gross margin in the voice communications decreasing from 45% to 5%, as a result of high margin Y2K upgrade jobs not recurring in the 2001 period and the fixed costs related to the distribution and service components of this business being incurred during the 2001 period against a sharply lower amount of revenue. Gross margin in the video communications business was 33.1% in the 2001 period as compared to the 29.5% gross margin achieved in the 2000 period. The increase is attributable to inventory purchase discounts negotiated with videoconferencing equipment manufacturers and increases in higher margin revenue sources such as consulting and technical services, video maintenance contracts and installation services.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $4.4 million in the 2001 period to $5.8 million from $1.4 million for the 2000 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices brought about by the merger with VTI and the acquisitions of 2CONFER and JBC. The increase in selling expenses as a percentage of net revenues in the 2001 period resulted from the decline in voice communications revenues combined with relatively fixed selling costs in that division, as well as, from the continued expansion of the video communications division on a national basis. Prior to the merger, ACC focused its video communications business on customers in the Eastern United States. This national expansion has resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue. In addition, the Company has introduced its Glowpoint network and incurred $0.5 million in recurring costs in the 2001 period offset by minimal recognized revenue from this new service offering.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.7 million in the 2001 period to $1.3 million as compared to $0.6 million for the 2000 period. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2001 period declined as a percentage of revenues from 9.8% in the 2000 period to 7.1% in the 2001 period. This relatively fixed cost base was leveraged over a significantly higher revenue amount in the 2001 period.

     AMORTIZATION OF GOODWILL. Amortization expense attributable to the VTI, 2CONFER and JBC acquisitions for the 2001 period totaled approximately $0.6 million, which is the expected quarterly amortization over the 15 year amortization period.

     OTHER (INCOME) EXPENSES. The principal component of this category, interest expense, increased approximately $67,000 to $91,000 as a result of increased borrowings under the Company's line of credit.

     INCOME TAXES. The Company incurred no income tax expense in the 2001 period. The Company established a valuation allowance in the 2001 period to offset the tax benefits of the current period operating loss because realization is considered uncertain. The Company does, however, currently maintain a $200,000 deferred income tax asset on its balance sheet which it does believe to be realizable within the next twelve months. The Company incurred approximately $53,000 in income tax expense in the 2000 period.

     NET INCOME (LOSS). The Company reported a net loss attributable to common stockholders for the 2001 period of $(2.4) million, or $(.14) per diluted share, as compared to net income attributable to common stockholders of $0.1 million, or $.01 per diluted share for the 2000 period. After giving effect to the $0.4 million in deemed dividends on series A preferred stock, the Company reported a net loss of $(2.0) million for the 2001 period as compared to net income of $0.1 million for the 2000 period. The $(2.0) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $1.5 million, net interest expense of $0.1 million and $0.5 million of costs related to the Glowpoint network service offering. EBITDA for the 2001 period was $(0.4) million.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $18.8 million compared to $19.9 million at December 31, 2000, a decrease of approximately 6%. In addition, the Company had $0.2 million in cash and cash equivalents compared to $1.9 million at December 31, 2000. The decline in working capital resulted from funding its operating activities out of working capital.

     Net cash used in operating activities for the 2001 period was $(1.1) million as compared to net cash provided by operations of $1.0 million during the 2000 period. Sources of operating cash in 2000 included decreases in accounts receivable and inventory and an increase in deferred revenue. Payments on accounts payable balances with vendors of $1.2 million and of accrued expenses of $1.0 million were the primary uses of operating cash in the 2001 period.

     Investing activities for the 2001 period included purchases of $2.5 million of network, bridging and computer equipment, primarily for the Glowpoint division. In addition, cash costs incurred in connection with prior consummated mergers and acquisitions totaled $0.1 million.

     Financing activities in the 2001 period included net borrowings under the Company's revolving credit line totaling $2.0 million.

     The Company's credit facility contains certain financial and operational covenants. For the 2001 period, the Company was in violation of the EBITDA and interest coverage ratio covenants. On May 15, 2001, the Company received a waiver from the lender regarding these requirements for the 2001 period. In consideration for this waiver, the loan agreement was amended to require that the borrowing base exceed the sum of all extensions of credit by the lender by an amount equal to at least $5,000,000 at all times. At March 31, 2001, the loan has been classified as non-current in the company's balance sheet because, in the opinion of management, it is probable that these covenants will be satisfied for all periods going forward.

     Management believes, based upon current circumstances, that it has adequate capital resources to support expected operating levels for the next twelve months.

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

The Company maintains borrowings under a $15 million working capital credit facility with Summit Commercial Gibraltar Corp. that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WIRE ONE TECHNOLOGIES, INC.
                                               Registrant

Date: May 15, 2001                         By: /s/ Richard Reiss
                                               ----------------------------
                                               Richard Reiss,
                                               President and Chief Executive
                                               Officer

Date: May 15, 2001                         By: /s/ Christopher Zigmont
                                               ----------------------------
                                               Christopher Zigmont
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)