Form 10-Q
period 2001-06-30
WIRE ONE TECHNOLOGIES INC
filed 2001-08-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Yes [X]   No [_]

     The number of shares outstanding of the registrant's Common Stock as of August 10, 2001 was 21,444,104.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *

     Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000                                1

     Consolidated Statements of Operations
          For the Six Months and Three Months Ended June 30, 2001 and 2000   2

     Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2001 and 2000                    3

     Notes to Consolidated Financial Statements                              4

Item 2. Management's  Discussion and Analysis of Financial Condition
and Results of Operations                                                    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk          10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities and Use of Proceeds                         10

Item 3.   Defaults Upon Senior Securities                                   10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

Signatures                                                                  11

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                          ----------    ------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $    983,781    $  1,870,573
     Accounts receivable-net                                              30,411,374      27,614,169
     Inventory                                                            10,613,891      10,751,344
     Deferred income taxes                                                   200,000         200,000
     Other current assets                                                  1,772,187       1,315,432
                                                                        ------------    ------------
          Total current assets                                            43,981,233      41,751,518
Furniture, equipment and leasehold improvements-net                        9,394,660       6,726,562
Goodwill-net                                                              37,439,341      36,065,945
Other assets                                                                 373,826         341,813
                                                                        ------------    ------------
          Total assets                                                  $ 91,189,060    $ 84,885,838
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loan payable                                                  $  6,878,433    $         --
     Accounts payable                                                     12,811,257      11,804,298
     Accrued expenses                                                      1,761,427       2,568,627
     Deferred revenue                                                      7,810,096       7,287,690
     Customer deposits                                                       112,958          68,150
     Current portion of capital lease obligations                             65,063         101,643
                                                                        ------------    ------------
          Total current liabilities                                       29,439,234      21,830,408
                                                                        ------------    ------------
Noncurrent liabilities:
     Bank loan payable                                                            --       3,000,000
     Capital lease obligations, less current portion                              --          26,067
                                                                        ------------    ------------
          Total noncurrent liabilities                                            --       3,026,067
                                                                        ------------    ------------
          Total liabilities                                               29,439,234      24,856,475

Commitments and Contingencies

Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          Series A mandatorily redeemable convertible preferred stock,
          no shares outstanding                                                   --      10,371,096

Stockholders' Equity:
     Common stock, $.0001 par value; 100,000,000 authorized;
          21,427,604 and 17,299,725 shares outstanding, respectively           2,140           1,730
     Additional paid-in capital                                           86,772,047      66,436,353
     Accumulated deficit                                                 (25,024,361)    (16,779,816)
                                                                        ------------    ------------
          Total stockholders' equity                                      61,749,826      49,658,267
                                                                        ------------    ------------

                                                                        ------------    ------------
          Total liabilities and stockholders' equity                    $ 91,189,060    $ 84,885,838
                                                                        ============    ============

          See accompanying notes to consolidated financial statements.


                           WIRE ONE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Six Months Ended June 30,      Three Months Ended June 30,
                                                           ----------------------------    ----------------------------
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------

Net revenues                                                $40,707,108     $17,110,133     $21,963,586     $11,126,626
Cost of revenues                                             27,810,639      11,286,532      14,860,514       7,440,321
                                                           ------------    ------------    ------------    ------------

Gross margin                                                 12,896,469       5,823,601       7,103,072       3,686,305

Operating expenses:
     Selling                                                 11,977,120       4,586,007       6,195,081       3,167,314
     General and administrative                               3,159,693       1,350,094       1,832,571         766,413
     Amortization of goodwill                                 1,270,722         268,783         642,526         268,783
                                                           ------------    ------------    ------------    ------------
Total operating expenses                                     16,407,535       6,204,884       8,670,178       4,202,510
                                                           ------------    ------------    ------------    ------------

Loss from operations                                         (3,511,066)       (381,283)     (1,567,106)       (516,205)
                                                           ------------    ------------    ------------    ------------

Other (income) expense:
     Amortization of deferred financing costs                    21,761         325,355          12,379         313,113
     Interest income                                            (40,052)       (144,935)        (24,112)       (114,987)
     Interest expense                                           317,866          53,484         227,359          30,001
                                                           ------------    ------------    ------------    ------------
Total other expenses, net                                       299,575         233,904         215,626         228,127
                                                           ------------    ------------    ------------    ------------

                                                           ------------    ------------    ------------    ------------
Loss before income taxes                                     (3,810,641)       (615,187)     (1,782,732)       (744,332)

Income tax benefit                                                   --              --              --         (53,400)

                                                           ------------    ------------    ------------    ------------
Net loss                                                     (3,810,641)       (615,187)     (1,782,732)       (690,932)

Deemed dividends on series A convertible preferred stock      4,433,904       8,179,555       4,039,940       8,179,555

                                                           ------------    ------------    ------------    ------------
Net loss attributable to common stockholders                $(8,244,545)    $(8,794,742)    $(5,822,672)    $(8,870,487)
                                                           ============    ============    ============    ============


Net loss per share:
     Basic                                                       $(0.46)         $(1.03)         $(0.32)         $(0.76)
                                                           ============    ============    ============    ============
     Diluted                                                     $(0.46)         $(1.03)         $(0.32)         $(0.76)
                                                           ============    ============    ============    ============

Weighted average number of diluted common shares:
     Basic                                                   17,752,240       8,501,608      18,176,663      11,717,591
                                                           ============    ============    ============    ============
     Diluted                                                 17,752,240       8,501,608      18,176,663      11,717,591
                                                           ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended June 30,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (3,810,641)   $   (615,187)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
               Depreciation and amortization                                             2,947,963         939,384
               Non cash compensation                                                       217,726          86,668
               Increase (decrease) in cash attributable to changes in assets and liabilities net of activity of acquired businesses:
                         Accounts receivable                                            (2,797,205)     (1,398,171)
                         Inventory                                                         137,453        (946,558)
                         Other current assets                                             (456,755)        190,962
                         Other assets                                                     (121,821)          7,650
                         Accounts payable                                                1,006,959      (2,084,884)
                         Accrued expenses                                                 (807,200)       (216,377)
                         Income taxes payable                                                   --        (124,372)
                         Deferred revenue                                                  522,406         631,515
                         Customer deposits                                                  44,808         205,367
                                                                                      ------------    ------------
                              Net cash used in operating activities                     (3,116,307)     (3,324,003)
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of furniture, equipment and leasehold improvements                     (4,255,531)     (1,386,685)
       Costs related to acquisition of businesses including cash acquired                 (144,118)     (2,006,979)
                                                                                      ------------    ------------
                              Net cash used in investing activities                     (4,399,649)     (3,393,664)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from preferred stock offering, net                                              --      16,279,860
       Issuance of common stock for cash assets of GeoVideo                              2,500,000              --
       Exercise of warrants and options, net                                               313,378       8,654,238
       Payment of subordinated notes                                                            --      (1,500,000)
       Deferred financing costs                                                                 --         (65,112)
       Proceeds from bank loans                                                         38,099,731       3,350,000
       Payments on bank loans                                                          (34,221,298)     (6,426,783)
       Tax benefit of exercise of stock options                                                 --          53,000
       Payments on capital lease obligations                                               (62,647)        (22,825)
                                                                                      ------------    ------------
                              Net cash provided by financing activities                  6,629,164      20,322,378
                                                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (886,792)     13,604,711

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,870,573          60,019
                                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    983,781    $ 13,664,730
                                                                                      ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $    277,814    $     53,484
                                                                                      ============    ============
       Income taxes                                                                   $      2,274    $    147,946
                                                                                      ============    ============

Non cash financing and investing activities:

During the six months ended June 30, 2001 and 2000, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904 and $8,179,555, respectively.

On June 4, 2001, the Company acquired the non-cash assets of GeoVideo Networks,
  Inc. for non-cash consideration of $2,500,000.

During the six months ended June 30, 2001, the Company issued 3,017,143 shares of $0.0001 par value common stock in exchange for 2,115 shares of Series A mandatorily redeemable convertible preferred stock. Based on the average conversion price of $4.91 per share, the total value attributable to the common stock was $14,805,000.

On May 18, 2000, the Company acquired the net assets of View Tech, Inc. in a merger transaction accounted for as a purchase for non-cash consideration of $31,339,258.


          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 1 - The Business and Merger with View Tech, Inc.

     Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received 1.65 shares of Wire One common stock for each share of ACC common stock held by such former shareholder. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date.
     Accordingly, the 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

     Wire One is engaged in the business of selling, installing and servicing video and voice communications systems, as well as an
     Internet-protocol-based network devoted to video communications, to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey.

Note 2 - Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation. The Company does not segregate or manage its operations by business segment.

Note 3 - Loss Per Share

     Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. In determining basic loss per share for the periods presented, the effects of deemed dividends related to the Company's series A mandatorily redeemable convertible preferred stock is added to the net loss.

     Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if converted method.

                                               Six Months Ended         Three Months Ended
                                                   June 30,                   June 30,
                                               ----------------         ------------------
                                               2001        2000         2001         2000
                                               ----        ----         ----         ----
Weighted average shares outstanding         17,752,240   8,501,608   18,176,663   11,717,591
Effect of dilutive options and warrants             --          --           --           --
                                            ----------   ---------   ----------   ----------
Weighted average shares outstanding
  including dilutive effect of securities   17,752,240   8,501,608   18,176,663   11,717,591
                                            ----------   ---------   ----------   ----------

Weighted average options and warrants to purchase 8,790,872 and 8,917,689 shares of common stock were outstanding during the six months and three months ended June 30, 2001. Weighted average options and warrants to purchase 7,808,768 and 6,141,909 shares of common stock were outstanding during the six months and three months ended June 30, 2000. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 4 - Bank Loan Payable

     In June 2000, the Company entered into a $15,000,000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility, loan availability is based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings bear interest at the lender's base rate plus 1/2% per annum. At June 30, 2001, the interest rate on the facility was 8.25%. The credit facility contains certain financial and operational covenants. For the period from April 1, 2001 through June 30, 2001 ("2001 Second Quarter"), the Company was in violation of the interest coverage ratio covenant. On August 13, 2001, the Company received a waiver from the lender regarding this requirement for the 2001 Second Quarter. At June 30, 2001, the loan has been classified as current in the accompanying balance sheet because this facility matures in less than one year.


               Estimated Purchase Price Allocation:

               GeoVideo assets acquired               $2,500,000
               Goodwill                                2,500,000
                                                      ----------
                                                      $5,000,000
                                                      ==========


Note 5 - Acquisition of GeoVideo Networks, Inc.

     In June 2001, the Company acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. Chief among the assets, in addition to GeoVideo's cash on hand of $2,500,000, was GeoVideo's browser, a software tool based upon proprietary Bell Labs technology that allows up to six simultaneous, real-time, bi-directional high-bandwidth IP video sessions to be conducted over a standard desktop PC. In exchange for the acquired assets, Wire One issued 815,661 shares of Wire One common stock, together with warrants to purchase 501,733 additional shares of Wire One common stock at $5.50 per share and 520,123 shares at $7.50 per share.

Note 6 - Subsequent Events

     In July 2001, the Company acquired the assets and certain liabilities of Advanced Acoustical Concepts, Inc. ("AAC"), an Ohio-based designer of audiovisual conferencing systems. The total consideration was $794,000, which was paid in the form of Company common stock valued at the time of acquisition. On the date of acquisition, the assets and certain liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

     In August 2001, the Company raised gross proceeds of $11 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of Wire One common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock for $5.00 per share.

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

In June 2001, the Company acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. The total consideration was $5,000,000, which was paid in the form of Company common stock and warrants to purchase Company common stock valued at the time of the acquisition. On the date of the acquisition, the assets of GeoVideo were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In July  2001,  the  Company  acquired  the assets and  certain  liabilities  of
Advanced Acoustical Concepts, Inc. ("AAC"), an Ohio-based designer of audiovisual conferencing systems. The total consideration was $794,000, which was paid in the form of Company common stock valued at the time of the acquisition. On the date of the acquisition, the assets and certain liabilities of the AAC were recorded at their fair values, with the excess purchase consideration allocated to goodwill.




                              Results of Operations

                                                             Six Months       Three Months
                                                            Ended June 30,    Ended June 30,
                                                           --------------    --------------
                                                            2001     2000     2001     2000
                                                           -----    -----    -----    -----
Net revenues                                               100.0%   100.0%   100.0%   100.0%
Cost of revenues                                            68.3%    66.0%    67.7%    66.9%
                                                           -----    -----    -----    -----

Gross margin                                                31.7%    34.0%    32.3%    33.1%

Operating expenses:
     Selling                                                29.4%    26.8%    28.2%    28.4%
     General and administrative                              7.8%     7.9%     8.3%     6.9%
     Amortization of goodwill                                3.1%     1.5%     2.9%     2.4%
                                                           -----    -----    -----    -----
Total operating expenses                                    40.3%    36.2%    39.4%    37.7%
                                                           -----    -----    -----    -----

Loss from operations                                        -8.6%    -2.2%    -7.1%    -4.6%
                                                           -----    -----    -----    -----

Other (income) expense:
     Amortization of deferred financing costs                0.1%     1.9%     0.1%     2.8%
     Interest income                                        -0.1%    -0.8%    -0.1%    -1.0%
     Interest expense                                        0.8%     0.3%     1.0%     0.3%
                                                           -----    -----    -----    -----
Total other expenses, net                                    0.8%     1.4%     1.0%     2.1%
                                                           -----    -----    -----    -----

                                                           -----    -----    -----    -----
Loss before income taxes                                    -9.4%    -3.6%    -8.1%    -6.7%

Income tax benefit                                           0.0%     0.0%     0.0%    -0.5%

                                                           -----    -----    -----    -----
Net loss                                                    -9.4%    -3.6%    -8.1%    -6.2%

Deemed dividends on series A convertible preferred stock    10.9%    47.8%    18.4%    73.5%

                                                           -----    -----    -----    -----
Net loss attributable to common stockholders               -20.3%   -51.4%   -26.5%   -79.7%
                                                           =====    =====    =====    =====


Six Months Ended June 30, 2001 ("2001 period") Compared to Six Months Ended June 30, 2000 ("2000 period") and Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     NET REVENUES. The Company reported net revenues of $40.7 million for the 2001 period, an increase of $23.6 million, or 138%, over the $17.1 million in revenues reported for the 2000 period. Net revenues of $22.0 million for the June 2001 quarter represent an increase of $10.9 million, or 98%, over the $11.1 million reported for the June 2000 quarter. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that revenues for the 2001 period from the core businesses in existence before contributions from VTI, 2CONFER and JBC grew approximately 66%, with revenues from VTI, 2CONFER and JBC accounting for the remainder of the growth.

     Video communications -- Sales of video communications products and services were $37.6 million in the 2001 period, an increase of $24.3 million, or 182%, over the 2000 period. Net revenues of $20.3 million for the June 2001 quarter represent an increase of $10.7 million, or 111%, over the $9.6 million reported for the June 2000 quarter. Management estimates that revenues for the 2001 period from the core video communications integration business before contributions from its acquired companies grew approximately 105%, with revenues from VTI, 2Confer and JBC accounting for the remainder of the growth experienced. The growth experienced in the 2001 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the Company operates.

     Voice communications -- Sales of voice communications products and services were $3.1 million in the 2001 period, a $0.7 million decrease from the 2000 period. Net revenues of $1.7 million for the June 2001 quarter represent an increase of $0.2 million, or 13%, over the $1.5 million reported for the June 2001 quarter. This decline in revenues of the voice communications division for the 2001 period was the result of declines in revenue from three significant customers and due to revenues in the 2000 period related to Y2K telephone system upgrades that did not recur in the 2001 period.

     GROSS MARGINS. Gross margins were $12.9 million in the 2001 period, an increase of $7.1 million over the 2000 period. Gross margins decreased in the 2001 period to 31.7% of net revenues, as compared to 34.0% of net revenues in the 2000 period. Gross margins were $7.1 million in the June 2001 quarter, an increase of $3.4 million over the June 2000 quarter. Gross margins decreased in the June 2001 quarter to 32.3% of net revenues, as compared to 33.1% of net revenues in the June 2000 quarter. The decrease in the 2001 period is attributable to the gross margin in the voice communications decreasing from 42% to 20%, as a result of high margin Y2K upgrade jobs not recurring in the 2001 period and the fixed costs related to the distribution and service components of this business being incurred during the 2001 period against a sharply lower amount of revenue. Gross margin in the video communications business was 32.6% in the 2001 period as compared to the 31.8% gross margin achieved in the 2000 period. The increase is attributable to inventory purchase discounts negotiated with videoconferencing equipment manufacturers and increases in higher margin revenue sources such as consulting and technical services, video maintenance contracts and installation services.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $7.4 million in the 2001 period to $12.0 million from $4.6 million for the 2000 period. Selling expenses increased $3.0 million to $6.2 million in the June 2001 quarter from $3.2 million for the June 2000 quarter. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices brought about by the merger with VTI and the acquisitions of 2CONFER and JBC. The increase in selling expenses as a percentage of net revenues in the 2001 period resulted from the decline in voice communications revenues combined with relatively fixed selling costs in that division, as well as from the continued expansion of the video communications division on a national basis. Prior to the merger, ACC focused its video communications business on customers in the Eastern United States. This national expansion has resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue. In addition, the Company has introduced its Glowpoint network and incurred $1.0 million in recurring costs in the 2001 period offset by minimal recognized revenue from this new service offering.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.8 million in the 2001 period to $3.2 million as compared to $1.4 million for the 2000 period. General and adminstrative expenses increased $1.0 million in the June 2001 quarter from $0.8 million for the June 2000 quarter. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2001 period declined as a percentage of revenues from 7.9% in the 2000 period to 7.8% in the 2001 period.

     AMORTIZATION OF GOODWILL. Amortization expense attributable to the VTI, 2CONFER, JBC and GeoVideo acquisitions for the 2001 period totaled approximately $1.3 million as compared to $0.3 million in the 2000 period. Goodwill amortization totaled $0.6 million for the June 2001 quarter as compared to $0.3 million in the June 2000 quarter.

     OTHER (INCOME) EXPENSES. The principal component of this category, interest expense, increased approximately $264,000 to $318,000 in the 2001 period as a result of increased borrowings under the Company's line of credit and interest paid on vendor financed purchases.

     INCOME TAXES. The Company incurred no income tax expense in the 2001 period. The Company established a valuation allowance in the 2001 period to offset the tax benefits of the current period operating loss because realization is considered uncertain. The Company does, however, currently maintain a $200,000 deferred income tax asset on its balance sheet which it does believe to be realizable within the next twelve months. The Company realized an income tax benefit in the June 2000 quarter.

     NET LOSS. The Company reported a net loss attributable to common stockholders for the 2001 period of $(8.2) million, or $(.46) per diluted share, as compared to a net loss attributable to common stockholders of $(8.8) million, or $(1.03) per diluted share for the 2000 period. After giving effect to the $4.4 million in deemed dividends on series A preferred stock, the Company reported a net loss of $(3.8) million for the 2001 period. After giving effect to the $8.2 million in deemed dividends on Series A preferred stock, the Company reported a net loss of $(0.6) million for the 2000 period. The $(3.8) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $2.8 million, net interest expense of $0.3 million and $1.0 million of costs related to the Glowpoint network service offering. EBITDA for the 2001 period was $(0.3) million.

Liquidity and Capital Resources

     At June 30, 2001, the Company had working capital of $14.5 million compared to $19.9 million at December 31, 2000, a decrease of approximately 27%. The Company had $1.0 million in cash and cash equivalents at June 30, 2001 compared to $1.9 million at December 31, 2000. The $5.4 million decline in working capital resulted from reclassifying the Company's bank loan payable from long-term to current liabilities as of June 30, 2001 ($3.0 million impact) and funding its operating activities out of working capital ($2.4 million impact).

     Net cash used in operating activities for the 2001 period was $(3.1) million as compared to net cash used in operations of $(3.3) million during the 2000 period. Sources of operating cash in 2001 included increases in accounts payable of $1.0 million and in deferred revenue of $0.5 million. An increase in accounts receivable balances of $2.8 million and payments of accrued expenses of $0.8 million were the primary uses of operating cash in the 2001 period.

     Investing activities for the 2001 period included purchases of $4.3 million of network, bridging and computer equipment, primarily for the Glowpoint division. In addition, cash costs incurred in connection with prior consummated mergers and acquisitions totaled $0.1 million.

     Financing activities in the 2001 period included net borrowings under the Company's revolving credit line totaling $3.9 million and the issuance of $2.5 million of common stock for the assets of GeoVideo.

     The Company's credit facility contains certain financial and operational covenants. For the 2001 Second Quarter, the Company was in violation of the interest coverage ratio covenant. On August 13, 2001, the Company received a waiver from the lender regarding this requirement for the 2001 Second Quarter. At June 30, 2001, the loan has been classified as current in the company's balance sheet because this facility matures in less than one year.

     In August 2001, the Company raised gross proceeds of $11 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of Wire One common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock for $5.00 per share.

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

The Company maintains borrowings under a $15 million working capital credit facility with Summit Commercial/Gibraltar Corp. that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As more fully set forth in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2001, the Company is the defendant in a lawsuit brought by Maxbase, Inc. ("Maxbase") in New Jersey state court. In June 2001, following a trial on Maxbase's breach of contract claim, the court, which heard the case without a jury, issued an opinion awarding Maxbase damages totaling approximately $650,000. In connection with its application for a judgement based upon that opinion, Maxbase has requested an additional award of approximately $94,000, representing pre-judgement interest. The Company is contesting the plaintiff's application for pre-judgement interest and in any event plans to appeal the court's opinion (including the underlying grant of summary judgement to Maxbase that established the Company's liability). Based upon this opinion, the Company has previously accrued $250,000 related to this matter but has recorded no further accrual as the Company believes that the claims made by MaxBase are without merit. The Company does not anticipate that this proceeding will in any event have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 4, 2001, the Company issued an aggregate of 815,661 shares of its Common Stock, five-year warrants to purchase an aggregate of 501,733 shares of its Common Stock at a price of $5.50 per share and five-year warrants to purchase an aggregate of 520,123 shares of its common stock at a price of $7.50 per share. The Company issued these securities to the equity owners of GeoVideo Networks, Inc. in exchange for certain assets of GeoVideo Networks, Inc., including substantially all of its intellectual property assets, its fixed information technology assets and $2,500,000 in cash. The offer and sale of these securities were exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 under the Securities Act as a transaction not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Annual  Meeting  ("Annual   Meeting")  of  Stockholders  of  Wire  One
     Technologies, Inc. was held on May 25, 2001.

     The 16,067,465 shares of Common Stock ("Common Stock") present at the Annual Meeting out of a then total of 17,317,544 shares outstanding and entitled to vote acted as follows with respect to the following proposals with the following results:

     1. (a) The election of Leo Flotron to the Board of Directors was approved:

     For: 15,989,516     Against: 78,044     Abstain: 0      Broker Non-Votes: 0

          (b) The election of Peter Maluso to the Board of Directors was approved:

     For: 15,989,516     Against: 78,044     Abstain: 0      Broker Non-Votes: 0

     2. The issuance by the Company of more than 20% of its common stock upon conversion of shares of series A convertible preferred stock and exercise of the related warrants was approved:

     For: 9,161,481     Against: 293,246     Abstain: 15,038
     Broker Non-Votes: 6,597,795

     3. The ratification of the appointment of BDO Seidman as independent auditors was approved.

     For: 15,960,708     Against: 93,206     Abstain: 13,646
     Broker Non-Votes: 0

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.44 Asset Purchase Agreement, made as of the 30th day of May, 2001, by and among Wire One Technologies, Inc., GeoVideo Networks, Inc., Thomas Weisel Capital Partners LLC, Crest Communications Partners LP, East River Ventures II LP, and Lucent Technologies, Inc.

     10.45 Class A Warrant to Purchase  Common  Stock of Wire One  Technologies,
     Inc.

     10.46 Class B Warrant to Purchase  Common  Stock of Wire One  Technologies,
     Inc.

(b)  Reports on Form 8-K

     None.
                                       10

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRE ONE TECHNOLOGIES, INC.
                                    Registrant

Date: August 14, 2001          By:  /s/ Richard Reiss
                                    ------------------------
                                    Richard Reiss,
                                    President and Chief Executive Officer

Date: August 14, 2001          By:  /s/ Christopher Zigmont
                                    ------------------------
                                    Christopher Zigmont
                                    Chief Financial Officer
                                    (principal financial and accounting officer)