Form 10-Q
period 2001-09-30
WIRE ONE TECHNOLOGIES INC
filed 2001-11-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
                                       or
[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [X] No [_]

     The number of shares outstanding of the registrant's Common Stock as of November 12, 2001 was 24,775,244.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *

     Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000                        1

     Consolidated Statements of Operations
               For the Nine Months and Three Months Ended
               September 30, 2001 and 2000                                     2

     Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 2001 and 2000           3

     Notes to Consolidated Financial Statements                                4

Item 2. Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds                             17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                          September 30, 2001     December 31, 2000
                                                                                          ------------------     -----------------
                                                                                              (Unaudited)
ASSETS
Current assets:
           Cash and cash equivalents                                                         $   5,669,339          $  1,870,573
           Accounts receivable-net                                                              30,474,453            24,665,143
           Inventory                                                                            13,221,260            10,105,911
           Deferred income taxes                                                                      --                 200,000
           Net assets of discontinued operations                                                 1,732,847             3,080,964
           Other current assets                                                                  1,554,087             1,315,432
                                                                                          ------------------     -----------------
                Total current assets                                                            52,651,986            41,238,023

Furniture, equipment and leasehold improvements-net                                              9,851,443             6,726,562
Goodwill-net                                                                                    40,238,429            36,065,945
Other assets                                                                                       365,150               341,813
                                                                                          ------------------     -----------------
                Total assets                                                                 $ 103,107,008          $ 84,372,343
                                                                                          ==================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Bank loan payable                                                                 $   9,429,382          $       --
           Accounts payable                                                                     13,568,405            11,290,803
           Accrued expenses                                                                      2,121,309             2,568,627
           Deferred revenue                                                                      7,738,710             7,287,690
           Customer deposits                                                                          --                  68,150
           Current portion of capital lease obligations                                             55,796               101,643
                                                                                          ------------------     -----------------
                Total current liabilities                                                       32,913,602            21,316,913
                                                                                          ------------------     -----------------

Noncurrent liabilities:
           Bank loan payable                                                                          --               3,000,000
           Capital lease obligations, less current portion                                          26,259                26,067
                                                                                          ------------------     -----------------
                Total noncurrent liabilities                                                        26,259             3,026,067
                                                                                          ------------------     -----------------

                Total liabilities                                                               32,939,861            24,342,980

Commitments

Preferred stock, $.0001 par value;
      5,000,000 shares authorized, no shares issued and outstanding                                   --              10,371,096

Stockholders' Equity:
Common Stock, $.0001 par value; 100,000,000 authorized;
      24,187,858 and 17,299,725 shares outstanding, respectively                                     2,416                 1,730
Treasury Stock                                                                                    (239,745)                 --
Additional paid-in capital                                                                      98,077,360            66,436,353
Accumulated deficit                                                                            (27,672,884)          (16,779,816)
                                                                                          ------------------     -----------------
                Total stockholders' equity                                                      70,167,147            49,658,267
                                                                                          ------------------     -----------------

                                                                                          ------------------     -----------------
                Total liabilities, preferred stock and stockholders' equity                  $ 103,107,008          $ 84,372,343
                                                                                          ==================     =================


          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Nine Months Ended September 30,             Three Months Ended September 30,
                                                     ----------------------------------          ----------------------------------
                                                         2001                  2000                  2001                  2000
                                                     ------------          ------------          ------------          ------------
Revenues
   Video Solutions                                   $ 57,471,787          $ 28,689,000          $ 21,650,787          $ 15,589,000
   Video Network                                        2,483,798               846,684               664,194               617,305
                                                     ------------          ------------          ------------          ------------
                                                       59,955,585            29,535,684            22,314,981            16,206,305

Cost of revenues
   Video Solutions                                     39,265,069            19,482,000            15,352,068            10,572,000
   Video Network                                        2,008,505               608,306               618,507               436,541
                                                     ------------          ------------          ------------          ------------
                                                       41,273,574            20,090,306            15,970,575            11,008,541

Gross margin
   Video Solutions                                     18,206,718             9,207,000             6,298,719             5,017,000
   Video Network                                          475,292               238,378                45,687               180,764
                                                     ------------          ------------          ------------          ------------
                                                       18,682,010             9,445,378             6,344,406             5,197,764

Operating expenses:
   Selling                                             17,422,226             7,792,072             6,109,456             4,126,224
   General and administrative                           4,818,610             2,599,475             1,658,918             1,249,381
   Amortization of goodwill                             2,000,564               859,831               729,841               591,048
                                                     ------------          ------------          ------------          ------------
Total operating expenses                               24,241,400            11,251,378             8,498,215             5,966,653
                                                     ------------          ------------          ------------          ------------

Loss from continuing operations                        (5,559,390)           (1,806,000)           (2,153,809)             (768,889)
                                                     ------------          ------------          ------------          ------------

Other (income) expense
   Amortization of deferred
      financing costs                                      62,735               334,410                40,974                 9,055
   Interest income                                        (56,817)             (291,508)              (16,765)             (146,573)
   Interest expense                                       445,950                67,118               128,083                13,634
                                                     ------------          ------------          ------------          ------------
Total other expenses, net                                 451,868               110,020               152,293              (123,884)
                                                     ------------          ------------          ------------          ------------

Income tax provision                                      200,000                  --                 200,000                  --
                                                     ------------          ------------          ------------          ------------
Loss from continuing operations                        (6,211,258)           (1,916,020)           (2,506,102)             (645,005)

Income (loss) from discontinued
   operations                                            (247,907)              859,763              (142,421)              203,935
                                                     ------------          ------------          ------------          ------------
Net loss                                               (6,459,165)           (1,056,257)           (2,648,523)             (441,070)

Deemed dividends on series A
   convertible preferred stock                          4,433,904             8,606,877                  --                 427,322
                                                     ------------          ------------          ------------          ------------
Net loss attributable
   to common stockholders                            $(10,893,069)         $ (9,663,134)         $ (2,648,523)         $   (868,392)
                                                     ============          ============          ============          ============

Loss from continuing operation per
   share (basic and diluted)                         $      (0.55)         $      (0.93)         $      (0.10)         $      (0.06)
                                                     ============          ============          ============          ============

Income (loss) from discontinued operations
   per share (basic and diluted)                     $      (0.01)         $       0.08          $      (0.01)         $       0.01
                                                     ============          ============          ============          ============


Net loss per share (basic and diluted)               $      (0.56)         $      (0.85)         $      (0.11)         $      (0.05)
                                                     ============          ============          ============          ============

Weighted average number of
   common shares
      Basic and diluted                                19,570,351            11,324,374            23,146,204            16,878,118
                                                     ============          ============          ============          ============


          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Nine Months Ended September 30,
                                                                                         -------------------------------------
                                                                                             2001                     2000
                                                                                         ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                       $ (6,459,165)            $ (1,056,257)
          Adjustments to reconcile net loss to net cash used in
            operating activities:
                 Depreciation and amortization                                              4,718,478                2,073,208
                 Non cash compensation                                                        326,589                  130,002
                 Deferred income taxes                                                        200,000                     --
                 Discontinued operations                                                      247,907                 (859,763)
                 Increase (decrease) in cash attributable to changes in assets and liabilities net of activity of acquired businesses:
                         Accounts receivable                                               (5,512,323)              (9,320,692)
                         Inventory                                                         (2,461,051)              (3,322,999)
                         Other current assets                                                (926,651)                (946,366)
                         Other assets                                                         (81,663)                   4,180
                         Accounts payable                                                     (72,793)              (2,471,240)
                         Accrued expenses                                                    (865,473)                   1,425
                         Income taxes payable                                                    --                   (132,130)
                         Deferred revenue                                                     162,842                1,681,557
                         Customer deposits                                                   (900,756)                 244,082
                                                                                         ------------             ------------
                              Net cash used in operating activities                       (11,624,059)             (13,974,993)
                                                                                         ------------             ------------

     NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                           1,100,210                  825,217

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of furniture, equipment and leasehold improvements                     (5,393,589)              (1,886,861)
          Costs related to acquisition of businesses including cash acquired                   66,468               (2,029,831)
                                                                                         ------------             ------------
                              Net cash used by investing activities                        (5,327,121)              (3,916,692)
                                                                                         ------------             ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from common stock offering, net                                         10,069,328                     --
          Proceeds from preferred stock offering, net                                            --                 16,150,000
          Issuance of common stock for cash assets of GeoVideo
             Networks, Inc.                                                                 2,500,000                     --
          Exercise of warrants and options, net                                               738,872                8,782,287
          Payment of subordinated notes                                                          --                 (1,500,000)
          Deferred financing costs                                                               --                    (74,314)
          Proceeds from bank loans                                                         62,199,731                3,350,000
          Payments on bank loans                                                          (55,770,350)              (7,035,185)
          Payments on capital lease obligations                                               (87,845)                 (90,273)
                                                                                         ------------             ------------
                              Net cash provided by financing activities                    19,649,736               19,582,515
                                                                                         ------------             ------------

     INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,798,766                2,516,047

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,870,573                   60,019
                                                                                         ------------             ------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  5,669,339             $  2,576,066
                                                                                         ============             ============

     Supplemental  disclosures of cash flow  information:  Cash paid  (received)
        during the period for:
                           Interest                                                      $    445,950             $     67,118
                                                                                         ============             ============

                           Income taxes                                                  $     13,387             $      7,798
                                                                                         ============             ============

Non cash financing and investing activities:

During the nine month periods ended September 30, 2001 and 2000, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904 and $8,606,877, respectively.

On June 4,  2001,  the  Company  acquired  the  non-cash   assets  of   GeoVideo
     Networks, Inc. for non-cash consideration of $2,500,000.

On July 17, 2001, the Company  acquired  the  net assets of Advanced  Acoustical
     Concepts, Inc. for non-cash consideration of $793,750.

During the nine month  period  ended  September  30,  2001,  the Company  issued
     3,017,143 shares of $0.0001 par common stock in exchange for 2,115 shares of Series A mandatorily redeemable convertible preferred stock. Based on the average conversion price of $4.91 per share, the total value attributable to the common stock was $14,805,000.

On May 18, 2000, the Company acquired the net assets of View Tech, Inc. in a merger transaction accounted for as a purchase for non-cash consideration of $31,339,258.


See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1-- The Business and Merger with View Tech, Inc.

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

     Wire One is engaged in the business of selling, installing and servicing video communications systems, as well as an Internet-protocol-based network devoted to video communications, to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey.

Note 2 - Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation. The Company does not segregate or manage its operations by business segment.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 3 - Effect of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS" 142). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

     FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

     With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill as of September 30, 2001 was $40,238,429. Amortization expense during the nine-month period ended September 30, 2001 was $2,000,564. At present, the Company is currently assessing, but has not yet determined, the impact that the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

     In August 2001, The FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 supercedes FAS 121, but it retains its fundamental provisions. It also amends Account Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

     FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 4 - Loss Per Share

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

                                                     Nine Months Ended          Three Months Ended
                                                       September 30,              September 30,
                                                    -----------------------   -----------------------
                                                       2001         2000         2001         2000
                                                    ----------   ----------   ----------   ----------
     Weighted average shares outstanding            19,570,351   11,324,374   23,146,204   16,878,118
     Effect of dilutive options and warrants                --           --           --           --
                                                    ----------   ----------   ----------   ----------
     Weighted average shares outstanding
          including dilutive effect of securities   19,570,351   11,324,374   23,146,204   16,878,118
                                                    ----------   ----------   ----------   ----------


     Weighted average options and warrants to purchase 9,266,960 and 10,219,135 shares of common stock were outstanding during the nine months and three months ended September 30, 2001. Weighted average options and warrants to purchase 7,237,816 and 6,269,919 shares of common stock were outstanding during the nine months and three months ended September 30, 2000. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 5 - Bank Loan Payable

     In June 2000, the Company entered into a $15,000,000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility, loan availability is based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings bear interest at the lender's base rate plus 1/2% per annum. At September 30, 2001, the interest rate on the facility was 6.50%. The credit facility contains certain financial and operational covenants. For the period from July 1, 2001 through September 30, 2001 ("2001 Third Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On November 13, 2001, the Company received a waiver from the lender regarding these requirements for the 2001 Third Quarter. At September 30, 2001, the loan has been classified as current in the accompanying balance sheet because this facility matures in less than one year.

Note 6 - Acquisition of Advanced Acoustical Concepts, Inc.

     In July 2001, the Company acquired the assets and certain liabilities of Dayton, Ohio-based Advanced Acoustical Concepts, Inc. ("AAC"). The acquired operations of AAC, a privately held company founded in 1986, specialized in complete solution design and integration of video and audiovisual products into cost effective, ergonomic conferencing systems. These solutions are marketed to the commercial, medical, distance learning, legal and financial industries. In exchange for the acquired assets and assumed liabilities, Wire One issued 145,429 shares of Wire One common stock at an exercise price of $5.46 per share. On the date of the acquisition, the assets and certain liabilities were

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 6 - Acquisition of Advanced Acoustical Concepts, Inc. (continued)

     recorded at their fair values, with the excess purchase consideration allocated to goodwill.

     Purchase Price Allocation:

     AAC assets acquired                                         $ 1,733,395
     AAC liabilities assumed                                      (3,931,524)
     Goodwill                                                      2,991,879
                                                                 -----------
                                                                  $  793,750
                                                                 ===========

Note 7 - Private Placement of Common Stock

     In August 2001, the Company raised net proceeds of $10.1 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of Wire One common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.


Note 8 - Related Party Transaction

     In August 2001, the Company loaned its Chief Financial Officer $210,000 to facilitate his relocation to the East Coast from his former residence in California. The loan bears interest at the rate of 8.25% and matures on August 14, 2002; however, the loan is required to be prepaid within 10 days following his receipt of net proceeds from the sale of (i) his home in Thousand Oaks, California, or (ii) any shares of the Company's common stock acquired by him upon exercise of any option to purchase such shares under any Company stock option plan.


Note 9 - Subsequent Events

     On October 24, 2001, the Company completed the sale of its voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The Company's sale of its voice communications unit was aimed at enabling it to sharpen its focus on video solutions and on Glowpoint, its subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the third quarter financial statements, with its net assets and results of operations summarized in single line items on the Company's balance sheet and income statement.

     Assets and liabilities to be disposed of consists of the following:

                                           September 30,       December 31,
                                                2001               2000
                                            -----------        -----------
     Accounts receivable                    $ 1,925,472        $ 2,949,026
     Inventory                                  503,111            645,433
     Prepaid expenses                            44,047               --
     Accounts payable                          (549,653)          (513,495)
     Accrued expenses                           (83,508)              --
     Customer deposits                         (106,622)              --
                                            -----------        -----------
          Total                             $ 1,732,847        $ 3,080,964
                                            ===========        ===========

     Results of operations are as follows:

                                          Nine Months Ended                    Three Months Ended
                                   --------------------------------     ---------------------------------
                                   September 30,      September 30,     September 30,       September 30,
                                       2001               2000               2001               2000
                                   -------------      -------------     -------------       -------------
     Revenues                      $ 5,032,898         $5,861,616        $ 1,966,394         $2,080,862
     Costs and expenses              5,280,805          5,001,853          2,108,815          1,876,927
                                   -----------         ----------        -----------         ----------
          Net income (loss)        ($  247,907)        $  859,763        ($  142,421)        $  203,935
                                   ===========         ==========        ===========         ==========

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

Overview

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one market share leader, Polycom, Inc. ("Polycom") which accounts for over 50% of the installed videoconferencing endpoints in the United States. In December 2000, we introduced our Glowpoint network service, providing our customers with two-way video communications with high quality of service. With the introduction of Glowpoint, we now offer our customers a single point of contact for all their video communications requirements. Furthermore, we believe Glowpoint is the first dedicated network to provide two-way video communications by utilizing a dedicated Internet protocol ("IP") backbone and broadband access.

The Company markets and sells its video communications products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 3,000 customers who collectively have approximately 15,000 videoconferencing endpoints.

The Company was formed on May 18, 2000 by the merger of ACC and VTI. VTI (renamed Wire One Technologies, Inc. upon the merger) was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In July 2000, the Company acquired the net assets of 2CONFER, LLC ("2CONFER"), a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock valued at the time of acquisition of $300,000. In October 2000, the Company acquired the assets and certain liabilities of the Johns Brook Company ("JBC") videoconferencing division, a New Jersey-based provider of videoconferencing solutions. The total consideration was $635,000, consisting of $481,000 in cash and the remainder in Company common stock valued at the time of acquisition of $154,000. In June 2001, the Company acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. The total consideration was $5,000,000, which was paid in the form of Company common stock and warrants to purchase Company common stock valued at the time of the acquisition. In July 2001, the Company acquired the assets and certain liabilities of Advanced Acoustical Concepts, Inc. ("AAC"), an Ohio-based designer of audiovisual conferencing systems. The total consideration was $794,000, which was paid in the form of Company common stock valued at the time of the acquisition. On the respective dates of each of these acquisitions, the assets and certain liabilities of the acquired operations were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

On October 24, 2001, the Company completed the sale of its voice communications business unit to Fairfield, N.J.-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The Company's sale of its voice communications unit was aimed at enabling it to sharpen its focus on video solutions and on Glowpoint, its subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the third quarter financial statements, with its net assets and results from operations summarized in single line items on the Company's balance sheet and income statement.

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)


                                                       Nine Months Ended September 30,         Three Months Ended September 30,
                                                      ----------------------------------       ---------------------------------
                                                          2001                2000                 2001                2000
                                                      --------------      --------------       -------------       -------------

Revenues
     Video Solutions                                          95.9%               97.1%               97.0%               96.2%
     Network Solutions                                         4.1%                2.9%                3.0%                3.8%
                                                      --------------      --------------       -------------       -------------
                                                             100.0%              100.0%              100.0%              100.0%

Cost of revenues
     Video Solutions                                          68.3%               67.9%               70.9%               67.8%
     Network Solutions                                        80.9%               71.8%               93.1%               70.7%
                                                      --------------      --------------       -------------       -------------
                                                              68.8%               68.0%               71.6%               67.9%

Gross margin
     Video Solutions                                          31.7%               32.1%               29.1%               32.2%
     Network Solutions                                        19.1%               28.2%                6.9%               29.3%
                                                      --------------      --------------       -------------       -------------
                                                              31.1%               32.0%               28.4%               32.1%

Operating expenses:
     Selling                                                  29.1%               26.4%               27.4%               25.5%
     General and administrative                                8.0%                8.8%                7.4%                7.7%
     Amortization of goodwill                                  3.3%                2.9%                3.3%                3.6%
                                                      --------------      --------------       -------------       -------------
Total operating expenses                                      40.4%               38.1%               38.1%               36.8%
                                                      --------------      --------------       -------------       -------------

Loss from continuing operations                                9.3%               -6.1%               -9.7%               -4.7%
                                                      --------------      --------------       -------------       -------------

Other (income) expense
     Amortization of deferred
        financing costs                                        0.1%                1.2%                0.2%                0.1%
     Interest income                                          -0.1%               -1.0%               -0.1%               -0.9%
     Interest expense                                          0.8%                0.2%                0.5%                0.1%
                                                      --------------      --------------       -------------       -------------
Total other expenses, net                                      0.8%                0.4%                0.6%               -0.7%
                                                      --------------      --------------       -------------       -------------

Income tax provision                                           0.3%                0.0%                0.9%                0.0%

                                                      --------------      --------------       -------------       -------------
Loss from continuing operations                              -10.4%               -6.5%              -11.2%               -4.0%

Income (loss) from discontinued operations
   operations                                                 -0.4%                2.9%               -0.6%                1.3%
                                                      --------------      --------------       -------------       -------------
Net loss                                                     -10.8%               -3.6%              -11.8%               -2.7%

Deemed dividends on series A convertible
   preferred stock                                             7.4%               29.1%                0.0%                2.6%

                                                      --------------      --------------       -------------       -------------
Net loss attributable to common
   stockholders                                              -18.2%              -32.7%              -11.8%               -5.3%
                                                      ==============      ==============       =============       =============

Nine Months Ended September 30, 2001 ("2001 period") Compared to Nine Months Ended September 30, 2000 ("2000 period") and Three Months Ended September 30, 2001 ("September 2001 quarter") Compared to Three Months Ended September 30, 2000 ("September 2000 quarter").

     NET REVENUES. The Company reported net revenues of $60.0 million for the 2001 period, an increase of $30.5 million, or 103%, over the $29.5 million in revenues reported for the 2000 period. Net revenues of $22.3 million for the September 2001 quarter represent an increase of $6.1 million, or 38%, over the $16.2 million reported for the September 2000 quarter. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that approximately $11.0 million of the $30.5 million increase in revenues for the 2001 period over the 2000 period related to the core businesses in existence before contributions from VTI, 2CONFER, JBC and AAC and $19.5 million in revenues from VTI, 2CONFER, JBC and AAC accounted for the remainder of the growth. In addition, management estimates that approximately $2.7 million of the $6.1 million increase in revenues for the September 2001 quarter over the September 2000 quarter related to core businesses in existence before contributions from VTI, 2CONFER, JBC and AAC and $3.4 million in revenues from VTI, 2CONFER, JBC and AAC accounted for the remainder of the growth.

     Video solutions -- Sales of video communications products and services were $57.5 million in the 2001 period, an increase of $28.8 million, or 100%, over the $28.7 million in the the 2000 period. Net revenues of $21.7 million for the September 2001 quarter represent an increase of $6.1 million, or 39%, over the $15.6 million reported for the September 2000 quarter. Management estimates that approximately $9.8 million of the $28.8 million increase in revenues for the 2001 period over the 2000 period related to the core businesses in existence before contributions from VTI, 2CONFER, JBC and AAC and $19.0 million in revenues from VTI, 2CONFER, JBC and AAC accounted for the remainder of the growth. In addition, management estimates that approximately $2.7 million of the $6.1 million increase in revenues for the September 2001 quarter over September 2000 quarter related to core businesses in existence before contributions from VTI, 2CONFER, JBC and AAC and $3.4 million in revenues from VTI, 2CONFER, JBC and AAC accounted for the remainder of the growth. The growth experienced in the 2001 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the Company operates. The growth experienced in the September 2001 quarter resulted primarily from greater than anticipated demand from the Company's corporate customers as well as particularly strong performance in the Company's Federal Government sales unit. Quarterly growth was positively impacted by the continuing migration of numerous organizations to videoconferencing as an alternative to corporate travel.

     Video network - Sales of video network services were $2.5 million in the 2001 period, an increase of $1.7 million, or 213%, over the $0.8 million in the 2000 period. Net revenues of $0.7 million for the September 2001 quarter represent an increase of $0.1 million, or 8%, over the $0.6 million reported for the September 2000 quarter. Management estimates that approximately $0.2 million of the $1.7 million increase in revenues for the 2001 period over the 2000 period related to growth resulting from the introduction of the Glowpoint network and $1.5 million in revenues from VTI's H.320 bridging service accounted for the remainder of the growth. The $0.1 million increase in revenues for the September 2001 quarter over the September 2000 quarter related to the introduction of the Glowpoint network.

     GROSS MARGINS. Gross margins were $18.7 million in the 2001 period, an increase of $9.3 million over the 2000 period. Gross margins decreased in the 2001 period to 31.2% of net revenues, as compared to 32.0% of net revenues in the 2000 period. This decrease resulted primarily from the decline in gross margin in the video solutions business from 32.1% to 31.7% that was negatively impacted by the third quarter gross margin performance of this business. Gross margins were $6.3 million in the September 2001 quarter, an increase of $1.1 million over the September 2000 quarter.
     Gross margins decreased in the September 2001 quarter to 28.4% of net revenues, as compared to 32.1% of net revenues in the September 2000 quarter. Approximately .7% of the decline from the September 2000 quarter to the September 2001 quarter related to the network solutions business, which absorbed fixed costs of the Glowpoint network against an as-of-yet relatively small revenue figure for these activities. The video solutions business accounted for the remaining 3.0% of the decline. This decline was the result of three key-factors: the disproportionate amount of low-margin sales of large multipoint bridge equipment in the current quarter's revenues accounting for 1.5% of the 3.7% decline in margin; the disproportionate amount of below normal-margin sales to the Federal Government accounting for 0.5% of the decline; and the overall competitive pressures in the market resulting from the relatively weak economy accounting for the remaining 1.0% decline.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $9.6 million in the 2001 period to $17.4 million from $7.8 million for the 2000 period. Selling expenses increased $2.0 million to $6.1 million in the September 2001 quarter from $4.1 million for the September 2000 quarter. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices brought about by the merger with VTI and the acquisitions of 2CONFER, JBC and AAC. The increase in selling expenses as a percentage of net revenues in the 2001 period and the September 2001 quarter resulted from the continued expansion of the video solutions division on a national basis. Prior to the merger, ACC focused its video communications business on customers in the Eastern United States. This national expansion has resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue. In addition, in connection with the introduction of its Glowpoint network the Company incurred $1.7 million in recurring costs in the 2001 period and $0.7 million in recurring costs in the September 2001 quarter offset by minimal recognized revenue from this new service offering.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.2 million in the 2001 period to $4.8 million as compared to $2.6 million for the 2000 period. General and administrative expenses increased $0.5 million to $1.7 million in the September 2001 quarter from $1.2 million for the September 2000 quarter. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2001 period declined as a percentage of revenues from 8.8% in the 2000 period to 8.0% in the 2001 period and for the September 2001 quarter declined as a percentage of revenues from 7.7% to 7.4%. Management continues to leverage the general and administrative infrastructure costs of its Executive, Finance, Legal and Human Resource groups over a greater revenue base.

     AMORTIZATION OF GOODWILL. Amortization expense attributable to the VTI, 2CONFER, JBC, GeoVideo and AAC acquisitions for the 2001 period totaled approximately $2.0 million as compared to $0.9 million in the 2000 period. The increase is due to the 2001 period having a full impact of goodwill amortization related to the VTI merger. Goodwill amortization totaled $0.7 million for the September 2001 quarter as compared to $0.6 million in the September 2000 quarter with the increase related to the JBC, GeoVideo and AAC acquisitions which were consummated after September 30, 2000.

     OTHER (INCOME) EXPENSES. Other expenses increased $342,000 to $452,000 in the 2001 period from $110,000 in the 2000 period. The principal component of this category, interest expense, increased approximately $379,000 to $446,000 in the 2001 period as a result of increased borrowings under the Company's line of credit and interest paid on vendor financed purchases. Other expenses increased $276,000 to $152,000 in the September 2001 quarter from other income of $124,000 in the September 2000 quarter. An increase in interest expense of $114,000 and a decrease in interest income of $130,000 account for the change as the Company employed capital raised in June 2000 in acquisitions and investments in its Glowpoint network and began borrowing under its line of credit to finance operations.

     INCOME TAXES. The Company incurred $200,000 of income tax expense in the 2001 period as compared to no income tax expense in the 2000 period as the Company established a valuation allowance in the 2001 period to offset the tax benefits of the current and prior periods' operating losses because realization is considered uncertain.

     DISCONTINUED OPERATIONS. The Company incurred a loss from discontinued operations in the 2001 period of $248,000 as compared to income from discontinued operations in the 2000 period of $860,000. A loss from discontinued operations of $142,000 was incurred in the September 2001 quarter as compared to income from discontinued operations of $204,000 in the September 2000 quarter. These declines in income from discontinued operations resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

     NET LOSS. The Company reported a net loss attributable to common stockholders for the 2001 period of $(10.9) million, or $(.56) per diluted share, as compared to a net loss attributable to common stockholders of $(9.7) million, or $(.85) per diluted share for the 2000 period. After giving effect to the $4.4 million in deemed dividends on its series A preferred stock, the Company reported a net loss of $(6.5) million for the 2001 period. After giving effect to the $8.6 million in deemed dividends on its Series A preferred stock, the Company reported a net loss of $(1.1) million for the 2000 period. The $(6.5) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $5.0 million, net interest expense of $0.4 million and $1.7 million of costs related to the Glowpoint network service offering. EBITDA for the 2001 period was $(0.6) million. The Company reported a net loss attributable to common stockholders for the September 2001 quarter of $(2.6) million, or $(.11) per diluted share, as compared to a net loss attributable to common stockholders of $(0.9) million, or $(.05) per diluted share for the September 2000 quarter. After giving effect to the $0.4 million in deemed dividends on its Series A preferred stock, the Company reported a net loss of $(0.4) million for the September 2000 quarter. The $(2.6) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $1.8 million, net interest expense of $0.2 million and $0.7 million of costs related to the Glowpoint network service offering. EBITDA for the September 2001 quarter was $(0.3) million.

Liquidity and Capital Resources

     At September 30, 2001, the Company had working capital of $19.7 million compared to $19.9 million at December 31, 2000, a decrease of approximately 1.0%. The Company had $5.7 million in cash and cash equivalents at September 30, 2001 compared to $1.9 million at December 31, 2000. The $0.2 million decline in working capital resulted from the following items: equity capital raised of $13.3 million, offset by the purchase of $5.4 million of capital expenditures, the pay-down of $3.0 million of long-term debt and funding $1.7 million in Glowpoint network recurring costs.

     Net cash used in operating activities for the 2001 period was $(11.6) million as compared to net cash used in operations of $(14.0) million during the 2000 period. An increase in accounts receivable balances of $5.5 million, inventory of $2.5 million and other current assets of $0.9 million were the primary uses of operating cash in the 2001 period.

     Investing activities for the 2001 period included purchases of $5.4 million of network, bridging and computer equipment and software, primarily for the Company's Glowpoint network.

     Financing activities in the 2001 period included net borrowings under the Company's revolving credit line totaling $6.4 million, the issuance of $2.5 million of common stock for the assets of GeoVideo and the issuance of common stock in a private placement yielding net proceeds of $10.1 million.

     The Company's credit facility contains certain financial and operational covenants. For the period from July 1, 2001 through September 30, 2001 ("2001 Third Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On November 13, 2001, the Company received a waiver from the lender regarding these requirements for the 2001 Third Quarter. At September 30, 2001, the loan has been classified as current in the accompanying balance sheet because this facility matures in less than one year.

     In August 2001, the Company raised net proceeds of $10.1 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of Wire One common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As more fully set forth in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2001, the Company is the defendant in a lawsuit brought by Maxbase, Inc. ("Maxbase") in New Jersey state court. In June 2001, following a trial on Maxbase's breach of contract claim, the court, which heard the case without a jury, issued an opinion awarding Maxbase damages totaling approximately $650,000. In September 2001, the court entered a judgment against the Company in the amount of approximately $745,000, which includes an award to Maxbase of approximately $92,000 of pre-judgment interest. The Company appealed the court's judgment (including the underlying grant of summary judgment to Maxabase that established the Company's liability); as a condition to its right to appeal, the Company has posted a bond with the court in the amount of $900,000 which includes an additional approximately $155,000 to cover additional interest on the judgment, as well as Maxbase's attorneys' fees on the appeal should Maxbase prevail. Based upon this, the Company has previously accrued $250,000 related to this matter but has recorded no further accrual as the Company believes that the claims made by MaxBase are without merit. The Company does not anticipate that this proceeding will in any event have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 17, 2001, the Company issued an aggregate of 145,429 shares of its Common Stock at a price of $5.46 per share. The Company issued these securities to the equity owners of Advanced Acoustical Concepts, Inc., in exchange for certain assets of Advanced Acoustical Concepts, Inc. including substantially all of its accounts receivable, its inventory, its fixed assets and $364,117 in cash. The offer and sale of these securities were exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 under the Securities Act as a transaction not involving any public offering.

     On August 8, 2001, the Company raised gross proceeds of $11.0 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of Wire One common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10     Material Agreements

       10.1   Form of Subscription Agreement, dated August 8, 2001*

       10.2   Form of Registration Rights Agreement, dated as of August 8, 2001*

       10.3   Form of Warrant to Purchase Common Stock, dated August 8, 2001*

       10.4   Form of Warrant to Purchase Common Stock, dated August 8, 2001*

* Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-3 (File No. 333-69432) and incorporated herein by reference.

(b)  Reports on Form 8-K

     Current Report on Form 8-K (File No. 000-25940) related to the acquisition of Advanced Acoustical Concepts, Inc. filed on July 17, 2001 and amended on October 3, 2001 and incorporated herein by reference.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRE ONE TECHNOLOGIES, INC.
                                   Registrant

Date: November 14, 2001        By:  /s/ Richard Reiss
                                    ------------------------------------
                                    Richard Reiss, President and
                                    Chief Executive Officer

Date: November 14, 2001        By:  /s/ Christopher Zigmont
                                    ------------------------------------
                                    Christopher Zigmont Chief Financial Officer
                                    (principal financial and accounting officer)