Form 10-K
period 2001-12-31
WIRE ONE TECHNOLOGIES INC
filed 2002-04-01
CIK 746210

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the year ended December 31, 2001

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

                                                 Name of Each Exchange on
         Title of Each Class                          Which Registered
   Common Stock, $.0001 Par Value                 Nasdaq National Market
--------------------------------------------------------------------------------
     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on March 25, 2002 was $122,129,537.

     The number of shares of the Registrant's Common Stock outstanding as of March 25, 2002 was 28,872,231.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the period ended December 31, 2001 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                      PAGE

                                     PART I
1.  Business.............................................................  1
2.  Properties...........................................................  5
3.  Legal Proceedings....................................................  6
4.  Submission of Matters to a Vote of Security Holders..................  6

                                     PART II
5.  Market for Registrant's Common Equity and Related
        Stockholder Matters..............................................  7
6.  Selected Financial Data..............................................  8
7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................  9
7A. Quantitative and Qualitative Disclosures about Market
        Risk............................................................. 18
8.  Financial Statements and Supplemental Data........................... 18
9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................. 19

                                    PART III
10. Directors and Executive Officers of the Registrant................... 20
11. Executive Compensation............................................... 20
12. Security Ownership of Certain Beneficial Owners and
        Management....................................................... 20
13. Certain Relationships and Related Transactions....................... 20

                                     PART IV
14. Exhibits, Financial Statement Schedules and Reports
        on Form 8-K...................................................... 21
        Signatures....................................................... 24

                                     PART I

Item 1.  Business

Overview

Wire One Technologies, Inc. (the "Company"), a Delaware corporation, was formed in May 2000 by the merger of All Communications Corporation ("ACC"), a value-added integrator of video, voice and network communications solutions since 1991, into View Tech, Inc. ("VTI"), a provider of video, voice and data communications equipment and services since 1992.

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one market share leader, Polycom, Inc. ("Polycom"), which, across its brands, accounts for over 50% of the installed videoconferencing endpoints in the United States, as well as Cisco Systems, RADVision and others. Our current customer base includes over 3,000 companies with approximately 16,000 videoconferencing endpoints. We also operate our Glowpoint network service, which provides our customers with two-way video communications with high quality of service. With Glowpoint, which we believe to be the first network to provide such communications by utilizing a dedicated Internet Protocol ("IP") backbone and broadband access, we offer our customers a single point of contact for all their video communications requirements.

Industry Overview

In today's fast-paced business environment, many companies seek more efficient and cost effective ways to communicate with an increasingly mobile and widely distributed network of employees, customers, suppliers and partners. Video communications technology enables two or more parties in different locations to use audio and video to communicate simultaneously in real time. Moreover, video provides an effective means of communication that offers the benefit of face-to-face interaction when participants are unable to meet in a common location. The video communications market is a large and rapidly growing market.

Historically, video communications involved point-to-point communication from designated rooms equipped with large, expensive equipment. Users were forced to tolerate cumbersome set-up procedures, which often required the assistance of a trained technician. Moreover, bandwidth constraints and room availability often limited the functionality, usability and reliability of these systems.

Video Communications Evolution

In recent years, video equipment manufacturers have been building smaller devices and units for use with personal computers and also adopted standards to help improve compatibility and user acceptance. Many of the older room systems have been replaced as most users migrated to video communications systems based upon Integrated Services Digital Network ("ISDN") standards. Although superior to earlier technologies, ISDN still has several shortcomings, including high transmission costs and poor quality of service ("QoS"), due primarily to the fact that ISDN is fundamentally a narrowband technology. We believe that the low quality and high cost of video communications using ISDN has impeded the growth of the video communications market. More recently, the development of IP has promised new standards for broadband communications, and the industry has accordingly adopted IP-standards-based technologies that provide guaranteed QoS and lower transmission costs than ISDN. The ability to perform video communications over IP is expected to increase user adoption and to help make two-way video communications widespread in the enterprise and, ultimately, the consumer markets.

IP Market Opportunity

IP-based Video Communications

While many business users have private networks that could theoretically support IP video communications, most are reluctant to run a video communications application over the same networks that also support enterprise data and other applications. Among other concerns, the video communications application would be required to share bandwidth with data applications (for example, e-mail and file transfers) on the common network. Allocating enough bandwidth in a corporate local area network ("LAN") or intranet to handle real-time transmission of sounds and images in addition to such data applications is difficult and can create congestion that impedes overall network performance. In addition, most businesses already find it difficult to effectively maintain and manage existing applications due to the shortage of information technology and network personnel. As a result, businesses increasingly require a solution employing a network dedicated to video, which enables them to manage video communications isolated from their other applications and existing communications infrastructure.

An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, commonplace as voice telephony.

Products And Services

We are a single source provider of video products and services that assist customers with systems procurement and integration, installation, operation and maintenance of their video communications systems and requirements. We offer our customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Cisco Systems and RADVision, and provide a comprehensive suite of video and data services including integration, bridging, on-site technical assistance, customized training, engineering and maintenance.

Glowpoint

Our Glowpoint network provides customers with a high-quality platform for video communications over IP and related applications. The Glowpoint service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol ("SNMP"), gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications from our network operations center ("NOC").

To provide our Glowpoint service, we have contracted with MCI/WorldCom Communications ("WorldCom") and Exodus Communications ("Exodus") for access to their IP backbone network and co-location facilities. We have contracted with WorldCom, Covad Communications ("Covad") and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either digital subscriber lines ("DSL"), or dedicated
1.5 Mbps ("T1") or 45 Mbps ("T3") lines. Leading IP video communications and video networking equipment suppliers, including Polycom, Cisco Systems and RADVision, have already announced that their products will be compatible with Glowpoint.

Video Communications And Data Products

We market and sell a full range of video, audio and data products and systems on a world-wide basis from Polycom, VCON Telecommunications, Ltd. ("VCON"), Sony Electronics, Inc., Gentner Communications, Inc. and Extron Electronics, Inc. We also distribute data products from companies such as Adtran, Lucent, Initia and RADVision to provide our customers with remote access into LANs, permitting them to acquire bandwidth on demand and to digitally transmit data. We configure single- or multi-vendor video and data conferencing platforms for our clients and integrate systems and components into a complete solution designed to suit each customer's particular communications requirements.

Video Communications Services

We offer our customers the convenience of single vendor sourcing for virtually all aspects of their video communications requirements. In addition, we provide consulting services that include an assessment of customer needs and existing communications equipment.

After designing a customer's video communications solution, which may incorporate custom elements designed by our audio-visual integration department, we deliver, install and test the communications equipment. When the system is functional, we provide training to all levels of our customer's organization, including executives, managers, management information systems and data-processing administrators and technical staff. Training includes instruction in system operation, as well as the planning and administration of meetings. By means of thorough training, we help to ensure that our customers understand the functionality of their systems and are able to apply the technology effectively.

Our OneCare service covers a customer's entire video communications system deployment for a fixed fee. OneCare encompasses installation and maintenance service products that provide comprehensive customer support after the sale and help ensure that our customers experience reliable, effortless video communications. Our installation service places minimal demands on a customer's time and resources. Our maintenance service provides technical support representatives and engineers, a help desk offering 24x7 responsiveness, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a video test facility.

We also provide advanced telecommunications consulting and engineering services through our ProServices department. Our engineers have in-depth experience with networks, microprocessors, software development and IT management, as well as the design, deployment and repair of video telecommunications products and technology. Our engineers use this experience to provide expert advice and assistance in evaluating and deploying the appropriate visual communications technology to meet a customer's project goals and objectives. These services include application consulting and network design, laboratory testing, product application and industry research, and technology trial assistance.

We also sell multi-point video and audio bridging services through a program called Multiview Network Services. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks at an affordable rate. Because of the significant expense associated with procuring multipoint conferencing equipment, our customers typically elect instead to use our Multiview Network Services as and when bridging is required.

Sales And Marketing

We market and sell our products and services to the commercial, government, medical and educational markets through a direct sales force of account executives, as well as through telemarketers and resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. As of December 31, 2001, we had 66 account executives and 34 additional sales administrative and management and marketing department personnel.

Our marketing department concentrates on activities that will generate leads for our sales force and create brand awareness for Wire One and the Glowpoint network, including direct marketing campaigns, select advertising, a call center, public relations, participation in trade shows and the coordination of seminars throughout the country. We host these seminars to demonstrate video communications systems to prospective customers and to educate them on technological advancements in video and data communications. We also provide our sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions.

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

Customers

We  have  sold  our  products  and  services  to  over  3,000  customers,  which collectively have approximately 16,000 videoconferencing endpoints. These customers operate in each of the following market segments: commercial, medical, educational and governmental. No single customer accounts for more than 10% of our revenues. At December 31, 2001, we maintained a backlog of sales orders with related revenue totaling $1.8 million.

Technology

The Glowpoint network

Glowpoint employs a proprietary network architecture consisting of state-of-the-art equipment co-located at WorldCom and Exodus data centers across the country, each one constituting a Glowpoint point of presence ("POP"), and dedicated capacity on WorldCom's and Exodus's high performance, redundant backbones. This backbone network connects all of Glowpoint's POPs, using multiple high-speed OC-3 and OC-12 lines, which virtually eliminate the risk of a single point of failure. Our POPs consist of the best available technology from multiple vendors combined in a proprietary architecture and co-located in a secure and monitored environment. This configuration of equipment at the POPs and their locations distributed across the country are expected to provide industry-leading throughput, scalability and mission-critical resiliency. All equipment on the network complies with current H.323 (IP) standards.

Currently, we have 13 POPs strategically located throughout the United States, as well as in the UK and Japan. We have contracted with WorldCom and Covad and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either DSL, T1 or T3.

Network operations center

We maintain a state-of-the-art NOC at our headquarters from which we monitor the operations of Glowpoint on a 24x7 basis. The NOC's primary functions are to monitor the network, manage and support all backbone equipment, provide usage information for billing, provide utilization data for capacity planning and provide value-added customer services. Only usage information and authentication packets, rather than actual video communications traffic, passes through the NOC. Technology in the NOC includes gatekeepers, routers and switches, servers, firewalls and load-balancing devices. The NOC uses redundant circuits to connect directly to our backbone.

Research and Development

As of December 31, 2001, we employed a staff of 12 software and hardware engineers who evaluate, test and develop proprietary applications. The costs of this team of engineers in the year ended December 31, 2001 totaled approximately $1 million. In the years ended December 31, 2000 and 1999, the costs related to this team of engineers totaled $120,000 and $0, respectively. To augment these resources, we engage independent consultants from time-to-time. We expect that we will continue to commit resources to research and development in the future to further develop our proprietary network solution.

Employees

As of December 31, 2001, we had 388 full-time employees. Of these employees, 100 are in sales and marketing, 250 in maintenance and installation services, technical services and customer support and 38 in finance and administration. None of our employees is represented by a labor union. We believe that our employee relations are good.

Competition

We compete primarily with manufacturers and resellers of video communications systems, some of which are larger, have longer operating histories and have greater financial resources and industry recognition than us. These competitors include FVC.com, Tandberg and VTEL Corporation.

We also compete with providers of video communications transport services, including AT&T Corporation, WorldCom, Qwest Communications, Sprint Corporation and several other regional Bell operating companies and carriers. In the future, competition may increase from new and existing resellers, from manufacturers that choose to sell direct to end users and from existing and new telecommunications services providers, which may include certain of our suppliers or network providers, many of which have greater financial resources than us.

We compete primarily on the basis of our:

     o    sole focus on the video communications industry;

     o    breadth of video product and service offerings;

     o    relationships with video equipment manufacturers;

     o    nationwide presence;

     o    technical expertise;

     o    knowledgeable sales, service and training personnel; and

     o    commitment to customer service and support.

We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of technologies relating to our business, the pricing policies of our competitors and suppliers, our ability to hire and retain key technical and management personnel and industry and general economic conditions.

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 39,000 square feet of office space and warehouse facilities. The term of this lease expires on May 31, 2005. The base rental for the premises during the term of the lease is $295,000 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises are utilized for executive functions and our Glowpoint operations.

We also lease premises of approximately 49,000 square feet for our distribution and audio-visual integration operations in Dayton, Ohio. The term of this lease expires on December 31, 2007. The base rental for the premises during the term of the lease is currently approximately $173,000 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses. We believe that this space will be adequate to meet our needs resulting from anticipated growth in our company.

In addition to our headquarters and our distribution/audio-visual facilities, we have an office in Windham, New Hampshire, that houses our finance department; a technical facility in Camarillo, California; and sales offices in Birmingham, Alabama; Phoenix, Arizona; Irvine, Pasadena, Rancho Cordova, San Ramon and San Francisco, California; Trumbull, Connecticut; Englewood, Colorado; Washington, D.C.; Rolling Meadows, Illinois; Indianapolis, Indiana; Overland Park, Kansas;

Louisville, Kentucky; Baton Rouge, Louisiana; Canton, Massachusetts; Farmington Hills, Michigan; Minneapolis, Minnesota; Little Falls, New Jersey; New York, New York; Durham, North Carolina; Dayton, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Franklin, Tennessee; Dallas, Houston and Irving, Texas; Salt Lake City, Utah; Manassas, Virginia; Bellevue, Washington and Millwaukee, Wisconsin.

Item  3.  Legal Proceedings

The Company is defending several suits or claims in the ordinary course of business, none of which individually or in the aggregate is material to the Company's business, financial condition or results of operations.

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

                                                             VTI                      ACC
                                                         COMMON STOCK            COMMON STOCK
                                                     -------------------       ------------------
                                                        HIGH        LOW         HIGH        LOW
YEAR ENDING DECEMBER 31, 2000:
First Quarter....................................      18.00       5.26         24.75      10.06
Second Quarter through May 18, 2000..............      12.00       4.50         17.75       8.94

                                                                 WIRE ONE
                                                               COMMON STOCK
                                                           -------------------
                                                            HIGH          LOW
Second Quarter (from May 18)...........................     11.75        4.75
Third Quarter..........................................     11.00        7.06
Fourth Quarter.........................................     11.38        4.06
YEAR ENDING DECEMBER 31, 2001:
First Quarter..........................................      4.88        2.00
Second Quarter.........................................      6.50        1.66
Third Quarter..........................................      6.30        3.90
Fourth Quarter.........................................      9.95        5.17

VTI common stock was traded on the Nasdaq National Market under the symbol "VUTK." ACC common stock was traded on over the OTC Electronic Bulletin Board under the symbol "ACUC." Wire One common stock is traded on the Nasdaq National Market under the symbol "WONE."

On March 25, 2002, the last reported sale price of Wire One common stock was $4.23 per share as reported on the Nasdaq National Market, and 28,872,231 shares of Wire One common stock were held by approximately 175 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

                                                                                 Year Ended December 31,
                                                              ------------------------------------------------------------
                                                                 2001          2000         1999        1998        1997
                                                                 ----          ----         ----        ----        ----
                                                                           (in thousands, except per share data)
Statement of Operations Information

Net revenues
     Video solutions                                          $  85,436    $  46,959    $  12,397    $   6,136    $   3,312
     Network solutions                                            3,480        1,475           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
                                                                 88,916       48,434       12,397        6,136        3,312
                                                              ---------    ---------    ---------    ---------    ---------
Cost of revenues
     Video solutions                                             59,184       31,554        8,577        4,021        2,219
     Network solutions                                            2,899        1,105           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
                                                                 62,083       32,659        8,577        4,021        2,219
                                                              ---------    ---------    ---------    ---------    ---------
Gross margin
     Video solutions                                             26,252       15,405        3,820        2,115        1,093
     Network solutions                                              581          370           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
                                                                 26,833       15,775        3,820        2,115        1,093
                                                              ---------    ---------    ---------    ---------    ---------
Operating expenses
     Selling                                                     24,929       12,588        2,487        1,634        1,117
     General and administrative                                  12,589        4,121        1,765        1,310          936
     Amortization of goodwill                                     2,684        1,501           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
Total operating expenses                                         40,202       18,210        4,252        2,944        2,053
                                                              ---------    ---------    ---------    ---------    ---------
Loss from continuing operations                                 (13,369)      (2,435)        (432)        (829)        (960)
                                                              ---------    ---------    ---------    ---------    ---------
Other (income) expense
     Amortization of deferred financing costs                       100          344           43           19          315
     Interest income                                                (77)        (315)         (23)         (56)        (118)
     Interest expense                                               598           78          181           57           27
                                                              ---------    ---------    ---------    ---------    ---------
Total other expenses, net                                           621          107          201           20          224
                                                              ---------    ---------    ---------    ---------    ---------
Income tax (benefit) provision                                      200          511         (105)           3          (52)
                                                              ---------    ---------    ---------    ---------    ---------
Net loss from continuing operations                             (14,190)      (3,053)        (528)        (852)      (1,132)
Income (loss) from discontinued operations                         (617)         521        1,592           75          240
Gain on sale of discontinued operations                             277           --           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss)                                               (14,530)      (2,532)       1,064         (777)        (892)
Deemed dividends on series A convertible preferred stock          4,434       13,723           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to common stockholders         $ (18,964)   $ (16,255)   $   1,064    $    (777)   $    (892)
                                                              =========    =========    =========    =========    =========
Net income (loss) per share:
     Basic                                                    $   (0.91)   $   (1.27)   $    0.22    $   (0.16)   $   (0.21)
                                                              =========    =========    =========    =========    =========
     Diluted                                                  $   (0.91)   $   (1.27)   $    0.17    $   (0.16)   $   (0.21)
                                                              =========    =========    =========    =========    =========
Weighted average number of common shares
  and equivalents outstanding:
     Basic                                                       20,880       12,817        4,910        4,910        4,201
                                                              =========    =========    =========    =========    =========
     Diluted                                                     20,880       12,817        6,169        4,910        4,201
                                                              =========    =========    =========    =========    =========
Balance Sheet Information
Cash and cash equivalents                                         1,689        1,871           60          326        2,175
Working capital                                                  15,639       19,921        4,526        5,702        4,265
Total assets                                                    104,499       84,372       10,867        8,923        6,008
Long-term debt (including current portion)                           83        3,128        2,186        2,444           --
Series A mandatorily redeemable convertible preferred stock          --       10,371           --           --           --
Total stockholders' equity                                       68,909       49,658        5,194        3,968        4,734

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

We market and sell our video communications products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 3,000 customers who collectively have approximately 16,000 videoconferencing endpoints.

Wire One was formed on May 18, 2000 by the merger of ACC and VTI. VTI was the surviving legal entity in the merger. However, for financial reporting purposes, the merger has been accounted for as a "reverse acquisition" using the purchase method of accounting. Under the purchase method of accounting, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 results as well as 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

We sell both products and services. Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided no significant obligations remain, collectibility is probable and returns are estimable. Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, technical training and user training. The majority of the services are rendered at or prior to installation, and all revenue is recognized when services are rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period. Revenues related to providing network services (either H.323 Bridging or Glowpoint IP Network) are recognized on a monthly basis for services rendered and detailed on a monthly bill.

In July 2000, we acquired the net assets of 2CONFER, LLC ("2CONFER"), a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in our common stock valued at the time of acquisition at $300,000. On the date of the acquisition, the assets and liabilities of 2CONFER were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In October 2000, we acquired the assets and certain liabilities of the Johns Brook Company ("JBC") videoconferencing division, a New Jersey-based provider of videoconferencing solutions. The total consideration was $635,000, consisting of $481,000 in cash and the remainder in our common stock valued at the time of acquisition at $154,000. On the date of the acquisition, the assets and certain liabilities of the JBC videoconferencing division were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In June 2001, we acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. Chief among the assets, in addition to GeoVideo's cash on hand of $2,500,000, was GeoVideo's browser, a software tool based upon proprietary Bell Labs technology that allows up to six simultaneous, real-time, bi-directional high-bandwidth IP video sessions to be conducted over a standard desktop PC. In exchange for the acquired assets, we issued 815,661 shares of our common stock, together with warrants to purchase 501,733 additional shares of our common stock at $5.50 per share and 520,123 shares at $7.50 per share. On the date of acquisition the assets of GeoVideo were recorded at their fair values, with the excess purchase consideration allocated to goodwill. A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect our overall financial position or results of operations.

In July 2001,  we  acquired  the  assets and  certain  liabilities  of  Advanced
Acoustical Concepts, Inc. ("AAC"), an Ohio-based designer of audiovisual conferencing systems. The total consideration was $794,000, which was paid in the form of our common stock valued at the time of acquisition. On the date of acquisition, the assets and certain liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill. A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect our overall financial position or results of operations.

In October 2001, we completed the sale of our voice communications business unit to Fairfield, N.J.-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The sale of our voice communications unit was aimed at enabling us to sharpen our focus on video solutions and on Glowpoint, our subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its net assets and results from operations summarized in single line items on our balance sheet and statement of operations.

In November 2001, we acquired certain assets and liabilities of the video conferencing division of Axxis, Inc. ("Axxis"), a Kentucky-based designer of audiovisual conferencing systems. The total consideration was $2,051,000, which was paid in the form of our common stock valued at the time of acquisition. On the date of acquisition, the acquired assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill. A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect our overall financial position or results of operations.

Results Of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

                                                                 Year Ended December 31,
                                                             ------------------------------
                                                               2001        2000        1999
                                                             ------      ------      ------
Net revenues
     Video solutions                                           96.1%       97.0%      100.0%
     Network solutions                                          3.9         3.0          --
                                                             ------      ------      ------
                                                              100.0       100.0       100.0
                                                             ------      ------      ------
Cost of revenues
     Video solutions                                           69.3        67.2        69.2
     Network solutions                                         83.3        74.9          --
                                                             ------      ------      ------
                                                               69.8        67.4        69.2
                                                             ------      ------      ------
Gross margin
     Video solutions                                           30.7        32.8        30.8
     Network solutions                                         16.7        25.1          --
                                                             ------      ------      ------
                                                               30.2        32.6        30.8
                                                             ------      ------      ------
Operating expenses
     Selling                                                   28.0        26.0        20.1
     General and administrative                                14.2         8.5        14.2
     Amortization of goodwill                                   3.0         3.1          --
                                                             ------      ------      ------
Total operating expenses                                       45.2        37.6        34.3
                                                             ------      ------      ------
Loss from continuing operations                               (15.0)       (5.0)       (3.5)
                                                             ------      ------      ------
Other (income) expense
     Amortization of deferred financing costs                   0.1         0.7         0.3
     Interest income                                             --        (0.7)       (0.2)
     Interest expense                                           0.7         0.2         1.5
                                                             ------      ------      ------
Total other expenses, net                                       0.8         0.2         1.6
                                                             ------      ------      ------
Income tax (benefit) provision                                  0.2         1.1        (0.8)
                                                             ------      ------      ------
Net loss from continuing operations                           (16.0)       (6.3)       (4.3)
Income (loss) from discontinued operations                     (0.7)        1.1        12.8
Gain on sale of discontinued operations                         0.3          --          --
                                                             ------      ------      ------
Net income (loss)                                             (16.4)       (5.2)        8.5
Deemed dividends on series A convertible preferred stock        5.0        28.3          --
                                                             ------      ------      ------
Net income (loss) attributable to common stockholders         (21.4)%     (33.5)%       8.5%
                                                             ======      ======      ======

Year Ended December 31, 2001 ("2001 period") Compared to Year Ended December 31, 2000 ("2000 period").

     NET REVENUES. We reported total revenues of $88.9 million for the 2001 period, an increase of $40.5 million, or 84%, over the $48.4 million in revenues reported for the 2000 period. Although the operations of acquired companies have now been fully integrated, management estimates that revenues from the core businesses in existence before contributions from acquired operations accounted for $16.3 million of the $40.5 million increase, or 40%, with acquisitions accounting for $24.2 million of the increase, or 60%. When adjusting for acquisitions made in 2000 and 2001, assuming they contributed to the full 2001 and 2000 periods, revenue for the year increased 21%, from $83.7 million to $100.9 million.

Video solutions -- Sales of video communications products and services were $85.4 million in the 2001 period, an increase of $38.4 million, or 82%, over the $47.0 million in the 2000 period. Management estimates that approximately $15.2 million of the $38.4 million increase in revenues for the 2001 period over the 2000 period, or 40%, related to the core businesses in existence before contributions from acquired operations and $23.2 million in revenues, or 60%, from acquired operations accounted for the remainder of the growth. When adjusting for acquisitions made in 2000 and 2001, assuming they contributed to the full 2001 and 2000 periods, revenue for the year increased 20%, from $81.2 million to $97.4 million. The growth experienced in the 2001 period resulted from sales to both new and existing customers in the commercial, governmental, medical and educational markets in each of the major geographic regions in the United States in which we operate. Growth was positively impacted by the expansion of the use of videoconferencing and by the migration of numerous organizations to videoconferencing as an alternative to corporate travel, both for budgetary and safety reasons.

     Video network -- Sales of video network services were $3.5 million in the 2001 period, an increase of $2.0 million, or 133%, over the $1.5 million in the 2000 period. Management estimates that approximately $0.4 million of the $2.0 million increase in revenues for the 2001 period over the 2000 period related to growth resulting from the introduction of the Glowpoint network and $1.6 million in revenues from VTI's H.320 bridging service accounted for the remainder of the growth.

     GROSS MARGINS. Gross margins were $26.8 million in the 2001 period, an increase of $11.0 million over the 2000 period. Gross margins decreased in the 2001 period to 30.2% of net revenues, as compared to 32.6% of net revenues in the 2000 period. The decrease is attributable to overall competitive pressures in the video solutions market resulting from the relatively weak economy and downward pricing pressure instigated by competitors, and the disproportionate amount of sales of large low-margin multipoint bridge equipment in the current year's revenues, which accounted for approximately 0.9% of the 2.4% decline in margin.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $12.3 million in the 2001 period to $24.9 million from $12.6 million for the 2000 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs totaling $7.5 million, the costs of additional sales offices resulting from acquisitions since May 2000 totaling $1.0 million and the $2.5 million of recurring costs related to the Glowpoint division not yet covered by revenues. Selling expenses as a percentage of net revenues for the 2001 period were 28.0%, an increase from 26.0% in the 2000 period. This increase is attributable to the $2.5 million of expenses of the Glowpoint division, which amounted to 2.8% of net revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $8.5 million in the 2001 period to $12.6 million as compared to $4.1 million for the 2000 period. This category of expense was significantly impacted by non-recurring charges that were recognized in the fourth quarter of 2001. The most significant of these charges were the $4.0 million charge related to a five-year extension of certain stock options granted to the Company's CEO in 1997, the one-time non-cash charge of $630,000 for accelerated amortization of Glowpoint-related capitalized costs and the $375,000 charge related to the settlement of outstanding litigation. The inclusion of general and administrative expenses related to acquired companies was another significant factor behind the increase. Core general and administrative expenses were approximately $6.9 million for the 2001 period, or 7.7% of net revenue, a decrease from 8.5% in the 2000 period, as these costs were leveraged as we grew in the 2001 period.

     AMORTIZATION OF GOODWILL. Amortization of goodwill increased $1.2 million in the 2001 period to $2.7 million as compared to $1.5 million for the 2000 period. The increase related to a full year of amortization of goodwill related to the VTI, 2CONFER and JBC acquisitions ($1.1 million of the increase) and goodwill amortization related to the acquisition of GeoVideo of $0.1 million.

     OTHER (INCOME) EXPENSES. One component of this category, amortization of deferred financing costs, decreased to $100,000 in the 2001 period as compared to $344,000 in the 2000 period. The decrease reflects the absence from the 2001 period of the amortization of $305,000 related to the issuance of warrants to former VTI subordinated debt holders. In addition, interest income decreased in the 2001 period to $77,000 as compared to $315,000 in the 2000 period. The decrease reflects decreased funds invested during the 2001 period as the capital raised in prior periods was deployed in operations. Interest expense increased in the 2001 period to $598,000 as compared to $78,000 in the 2000 period. During the 2001 period we expanded our use of our line of credit to fund our operations with the result being a significant increase in interest expense.

     INCOME TAXES. During the 2001 period, we have established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

     DISCONTINUED OPERATIONS. We incurred a loss from discontinued operations in the 2001 period of $617,000 as compared to income from discontinued operations in the 2000 period of $521,000. This decline in income from discontinued operations resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

     NET INCOME (LOSS). We reported a net loss attributable to common stockholders for the 2001 period of $(19.0) million, or $(0.91) per diluted share, as compared to net loss attributable to common stockholders of $(16.3) million, or $(1.27) per diluted share for the 2000 period. Before giving effect to the aggregate $4.4 million in deemed dividends on series A convertible preferred stock in the 2001 period and $13.7 million in deemed dividends in the 2000 period, we reported a net loss of $(14.5) million for the 2001 period and $(2.5) million for the 2000 period.

Year Ended December 31, 2000 ("2000 period") Compared to Year Ended December 31, 1999 ("1999 period").

     NET REVENUES. We reported net revenues of $48.4 million for the 2000 period, an increase of $36.0 million over the $12.4 million in revenues reported for the 1999 period. Although the operations of acquired companies have now been fully integrated, management estimates that revenues from the core businesses in existence before contributions from acquired operations accounted for $10.4 million of the $36.0 million increase, or 29%, with acquisitions accounting for $25.6 million of the increase, or 71%.

     Video solutions -- Sales of video communications products and services were $46.9 million in the 2000 period, an increase of $34.5 million, or 278%, over the $12.4 million in the 1999 period. Management estimates that approximately $10.2 million of the $34.5 million increase in revenues for the 2000 period over the 1999 period, or 30%, related to the core businesses in existence before contributions from acquired operations and $24.3 million in revenues, or 70%, from acquired operations accounted for the remainder of the growth. The growth experienced in the 2000 period resulted from sales to both new and existing customers in the commercial, governmental, medical and educational markets in each of the major geographic regions in the United States in which we operate.

     Video network -- Sales of video network services were $1.5 million in the 2000 period with no revenue recognized in the 1999 period. This increase in revenues consisted of the $1.5 million in revenues from the acquired H.320 bridging service of VTI.

     GROSS MARGINS. Gross profits were $15.8 million in the 2000 period, an increase of $12.0 million over the 1999 period. Gross margins increased in the 2000 period to 32.6% of net revenues, as compared to 30.8% of net revenues in the 1999 period. The increase is attributable to inventory purchase discounts negotiated with videoconferencing equipment manufacturers and increases in higher margin revenue sources such as consulting and technical services, video maintenance contracts and installation services.

SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $10.1 million in the 2000 period to $12.6 million from $2.5 million for the 1999 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs and the costs of additional sales offices resulting from the merger with VTI and the acquisitions of 2CONFER and JBC. The increase in selling expenses as a percentage of net revenues in the 2000 period resulted from the expansion of the video communications division on a national basis. Prior to the merger, ACC focused its video communications business on customers in the Eastern United States. This national expansion resulted in increased rent and related office expenses, depreciation, travel and delivery expenses as a percentage of revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.4 million in the 2000 period to $4.1 million as compared to $1.7 million for the 1999 period. The inclusion of VTI general and administrative expenses from the merger date through the end of the reporting period was the significant factor behind these increases. General and administrative expenses as a percentage of net revenues for 2000 period decreased to 8.5% from 14.2%, as this cost category was leveraged over the greater base of revenues.

     AMORTIZATION OF GOODWILL. We allocated approximately $34.7 million of the VTI merger purchase consideration to goodwill. Amortization expense attributable to this merger for the 2000 period totaled $1.45 million. We estimate at this time that the annual amortization expense attributable to this merger (based on an amortization period of 15 years) will approximate $2.3 million. In addition, as a result of the acquisition of the net assets of 2CONFER in July 2000 and of JBC in October 2000, $1.8 million of additional goodwill was recorded. Amortization expense attributable to these acquisitions for the 2000 period totaled approximately $50,000 and we estimate at this time that the annual amortization expense attributable to these acquisitions (based on an amortization period of 15 years) will approximate $120,000.

     OTHER (INCOME) EXPENSES. The principal component of this category, amortization of deferred financing costs, increased to $344,000 in the 2000 period as compared to $43,000 in the 1999 period. The increase reflects the amortization of $305,000 related to the issuance of warrants to former VTI subordinated debt holders. These costs were fully amortized as of December 31, 2000. In addition, interest income increased in the 2000 period to $315,000 as compared to $23,000 in the 1999 period. The increase reflects interest earned on the proceeds received from our private placement of 2,450 shares of its series A convertible preferred stock and related warrants (the "Private Placement") in the second quarter of 2000 and the proceeds received from our warrant call in the first quarter of 2000.

     INCOME TAXES. During the 2000 period, we established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

     DISCONTINUED OPERATIONS. We had income from discontinued operations in the 2000 period of $521,000 as compared to income from discontinued operations in the 1999 period of $1.6 million. This decline in income from discontinued operations resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins. The lower revenues resulted from declines in revenue from three significant customers and due to revenues in the 1999 period related to Y2K telephone system upgrades that did not recur in the 2000 period.

     NET INCOME (LOSS). We reported a net loss attributable to common stockholders for the 2000 period of $(16.3) million, or $(1.27) per diluted share, as compared to net income attributable to common stockholders of $1.1 million, or $.17 per diluted share for the 1999 period. At the issuance date, we recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the preferred stock. During the fourth quarter of 2000, in accordance with EITF No. 00-27, we recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants. In addition, a $1.7 million deemed dividend was recorded in the period to amortize the costs of the Private Placement. Costs of $6.15 million incurred in connection with the Private Placement, including the fair value of warrants, have been recorded as a preferred stock discount and will be amortized as a deemed dividend over the three-year period from the date of issuance to the current redemption date. Before giving effect to the aggregate $13.7 million in deemed dividends, we reported a net loss of $(2.5) million for the 2000 period as compared to net income of $1.1 million for the 1999 period.

Liquidity And Capital Resources

     At December 31, 2001, we had working capital of $15.6 million compared to $19.9 million at December 31, 2000, a decrease of approximately 22%. If our bank line of credit is reclassified in the 2000 period to be a current liability, the decrease is approximately 8%, from $16.9 million to $15.6 million. At December 31, 2001, we had $1.7 million in cash and cash equivalents (of which $900,000 was restricted as to its use; see note 2) compared to $1.9 million at December 31, 2000. This change in working capital position resulted primarily from the use of working capital to fund capital expenditures.

     In August 2001, we raised net proceeds of $9.9 million in a private placement of 2,200,000 shares of our common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. We also issued to our placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.

     We currently have a $15.0 million working capital credit facility with an asset-based lender. Borrowings under this facility bear interest at the lender's base rate plus 1/2% per annum. At December 31, 2001 amounts outstanding under the facility were $10.6 million. Our credit facility contains certain financial and operational covenants. For the period from October 1, 2001 through December 31, 2001 ("2001 Fourth Quarter"), we were in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants under the facility. On March 26, 2002, the Company received a waiver from the lender regarding these requirements for the 2001 Fourth Quarter. At December 31, 2001, the loan has been classified as current in the accompanying balance sheet because this facility matures in less than one year.

Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31
2002........................................................          $1,771,301
2003........................................................           1,180,460
2004........................................................             714,664
2005........................................................             303,085
2006 and thereafter ........................................             481,744
                                                                      ----------
                                                                      $4,451,254
                                                                      ==========

Future minimum lease payments under capital lease obligations at December 31, 2001 are as follows:

2002........................................................           $ 62,622
2003........................................................             27,957
                                                                       ---------
Total minimum payments......................................             90,579
Less amount representing interest...........................             (7,971)
                                                                       ---------
Total principal.............................................             82,608
Less portion due within one year............................            (56,912)
                                                                       ---------
Long-term portion...........................................           $ 25,696
                                                                       =========

     Net cash used in operating activities for the 2001 period was $15.5 million as compared to net cash used by operations of $14.0 million during the 2000 period. Sources of operating cash in 2001 included increases in accrued expenses and other current liabilities of $0.7 million and deferred revenue of $0.3 million, and a decrease in inventory of $0.5 million. Increases in accounts receivable of $10.7 million resulting from sales growth, increases in other current assets totaling $1.8 million and decreases in accounts payable of $2.1 million were the primary uses of operating cash in the 2001 period.

     Investing activities for the 2001 period included purchases of $2.7 million for bridging, computer and demonstration equipment for the core business and $5.3 million for computer, network and office equipment related to the Glowpoint division. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2002. Although we anticipate current expansion of the Glowpoint network and our core business, we have no significant commitments to make capital expenditures for Glowpoint or the core business in 2002. Cash costs incurred in connection with mergers and acquisitions totaled $0.2 million in the 2001 period.

     Financing activities in the 2001 period included net borrowings under our revolving credit line totaling $7.6 million, the issuance of common stock valued at $2.5 million for the assets of GeoVideo, issuance of common stock in a private placement yielding net proceeds of $9.9 million and proceeds from the exercise of warrants and options totaling $1.6 million.

In January 2002, we raised net proceeds of $20.2 million in a private placement of 3,526,500 shares of its common stock at a price of $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection. $12.0 million of the proceeds from the offering were used to pay down the bank line of credit to zero. The remaining proceeds will be used to fund the continuing development and marketing of our Glowpoint video communications network and for general corporate purposes.

     Management believes, based upon current circumstances, we have adequate capital resources to support current operating levels for at least the next twelve months.

Critical accounting policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 2 to the financial statements for further discussion of significant accounting policies.

Revenue recognition

We sell both products and services. Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided no significant obligations remain, collectibility is probable and returns are estimable. Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, technical training and user training. The majority of the services are rendered at or prior to installation, and all revenue is recognized when services are rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period.

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and goodwill, when events and circumstances indicate that the carrying value of the assets and goodwill, might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed these undiscounted cash flows, the related assets will be written down to fair value. There were no impairment losses recorded in any of the periods presented.

Recent pronouncements of the Financial Accounting Standards Board

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS 133"). "Accounting for Derivative
Instruments and Hedging Activities", which became effective for the Company during the first quarter of 2001. FAS 133 requires the recognition of all derivatives as either assets or liabilities in our balance sheet and measurement of those instruments at fair value. To date, we have not entered into any derivative or hedging activities, and, as such, the adoption of FAS 133, as amended, has not had a material effect on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that we reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

With respect to the business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill as of December 31, 2001 was $36,775,028. Amortization expense for the year ended December 31, 2001 was $2,683,647. At present, we are currently assessing, but have not yet determined, the impact that the adoption of FAS 141 and FAS 142 will have on our financial position and results of operations.

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

FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has early adopted the provisions of FAS 144 as of December 31, 2001 to recognize discontinued business operations in its financial statements.

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to interest rate risk related to our cash equivalents portfolio. The primary objective of our investment policy is to preserve principal while maximizing yields. Our cash equivalents portfolio is short-term in nature, therefore changes in interest rates will not materially impact our consolidated financial condition. However, such interest rate changes can cause fluctuations in our results of operations and cash flows.

We maintain borrowings under a $15 million working capital credit facility with an asset based lender that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           WIRE ONE TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Certified Public Accountants......................   F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...............   F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 .....................................   F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..........................   F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999 ....................................   F-5
Notes to Consolidated Financial Statements..............................   F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of Wire One Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wire One Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wire One Technologies, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Woodbridge, New Jersey
March 19, 2002

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                 --------------------------------------
                                                                                      2001                     2000
                                                                                      ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   1,689,451           $  1,870,573
  Accounts receivable-net                                                            35,471,482             24,665,143
  Inventory                                                                          10,218,796             10,105,911
  Deferred income taxes                                                                      --                200,000
  Net assets of discontinued operations                                                      --              3,080,964
  Other current assets                                                                3,824,276              1,315,432
                                                                                  -------------           ------------
    Total current assets                                                             51,204,005             41,238,023

Furniture, equipment and leasehold improvements-net                                  10,857,547              6,726,562
Goodwill-net                                                                         42,163,844             36,065,945
Other assets                                                                            274,089                341,813
                                                                                  -------------           ------------
     Total assets                                                                 $ 104,499,485           $ 84,372,343
                                                                                  =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loan payable                                                               $  10,628,082           $         --
  Accounts payable                                                                   12,297,914             11,290,803
  Accrued expenses                                                                    3,218,890              2,568,627
  Deferred revenue                                                                    7,898,277              7,287,690
  Other current liabilities                                                           1,465,049                 68,150
  Current portion of capital lease obligations                                           56,912                101,643
                                                                                  -------------           ------------
    Total current liabilities                                                        35,565,124             21,316,913
                                                                                  -------------           ------------

Noncurrent liabilities:
  Bank loan payable                                                                          --              3,000,000
  Capital lease obligations, less current portion                                        25,696                 26,067
                                                                                  -------------           ------------
    Total noncurrent liabilities                                                         25,696              3,026,067
                                                                                  -------------           ------------

    Total liabilities                                                                35,590,820             24,342,980
                                                                                  -------------           ------------

Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock                                  --             10,371,096
                                                                                  -------------           ------------
Stockholders' Equity:
Preferred stock, $.0001 par value;
  5,000,000 shares authorized, none issued                                                   --                     --
Common stock, $.0001 par value; 100,000,000 authorized;
  25,292,189 and 17,299,725 shares outstanding, respectively                              2,529                  1,730
Treasury Stock                                                                         (239,742)                    --
Additional paid-in capital                                                          104,889,988             66,436,353
Accumulated deficit                                                                 (35,744,110)           (16,779,816)
                                                                                  -------------           ------------
    Total stockholders' equity                                                       68,908,665             49,658,267
                                                                                  -------------           ------------

                                                                                  -------------           ------------
    Total liabilities, series A preferred stock and stockholders' equity          $ 104,499,485           $ 84,372,343
                                                                                  =============           ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations

                                                                                 Year Ended December 31,
                                                                -------------------------------------------------------
                                                                    2001                 2000                1999
                                                                --------------       -------------       --------------
Net revenues
  Video solutions                                               $ 85,436,327         $ 46,959,000         $ 12,397,522
  Network solutions                                                3,479,907            1,475,108                   --
                                                                ------------         ------------         ------------
                                                                  88,916,234           48,434,108           12,397,522
                                                                ------------         ------------         ------------
Cost of revenues
  Video solutions                                                 59,184,321           31,553,907            8,577,217
  Network solutions                                                2,898,460            1,104,940                   --
                                                                ------------         ------------         ------------
                                                                  62,082,781           32,658,847            8,577,217
                                                                ------------         ------------         ------------
Gross margin
  Video solutions                                                 26,252,006           15,405,093            3,820,305
  Network solutions                                                  581,447              370,168                   --
                                                                ------------         ------------         ------------
                                                                  26,833,453           15,775,261            3,820,305
                                                                ------------         ------------         ------------
Operating expenses
  Selling                                                         24,929,501           12,587,676            2,486,723
  General and administrative                                      12,589,589            4,121,303            1,765,411
  Amortization of goodwill                                         2,683,647            1,500,857                   --
                                                                ------------         ------------         ------------
Total operating expenses                                          40,202,737           18,209,836            4,252,134
                                                                ------------         ------------         ------------
Loss from continuing operations                                  (13,369,284)          (2,434,575)            (431,829)
                                                                ------------         ------------         ------------
Other (income) expense
  Amortization of deferred financing costs                            99,912              343,792               43,137
  Interest income                                                    (76,928)            (314,986)             (23,189)
  Interest expense                                                   598,147               78,056              181,127
                                                                ------------         ------------         ------------
Total other expenses, net                                            621,131              106,862              201,075
                                                                ------------         ------------         ------------
Income tax provision (benefit)                                       200,000              511,239             (105,239)
                                                                ------------         ------------         ------------
Loss from continuing operations                                  (14,190,415)          (3,052,676)            (527,665)
Income (loss) from discontinued operations                          (617,389)             520,747            1,592,252
Gain on sale of discontinued operations                              277,414                   --                   --
                                                                ------------         ------------         ------------
Net income (loss)                                                (14,530,390)          (2,531,929)           1,064,587
Deemed dividends on series A convertible preferred stock           4,433,904           13,723,206                   --
                                                                ------------         ------------         ------------
Net income (loss) attributable to common stockholders           $(18,964,294)        $(16,255,135)        $  1,064,587
                                                                ============         ============         ============
Net income (loss) per share:
  Basic                                                         $      (0.91)        $      (1.27)        $       0.22
                                                                ============         ============         ============
  Diluted                                                       $      (0.91)        $      (1.27)        $       0.17
                                                                ============         ============         ============
Weighted average number of common shares and equivalents
 outstanding
  Basic                                                           20,880,125           12,817,158            4,910,000
                                                                ============         ============         ============
  Diluted                                                         20,880,125           12,817,158            6,169,074
                                                                ============         ============         ============

          See accompanying notes to consolidated financial statements.

                                                        Wire One Technologies, Inc.
                                                 Consolidated Statements of Stockholders' Equity

                                                                                          Additional
                                                  Common Stock             Treasury          Paid in     Accumulated
                                              Shares          Amount          Stock          Capital         Deficit          Total
                                          ----------    ------------    -----------    -------------    ------------   ------------
Balance at December 31, 1998               4,910,000    $  5,229,740    $        --    $     327,943    ($ 1,589,268)  $  3,968,415
  Issuance of stock options for services          --              --             --          160,816              --        160,816
  Net income for the year                         --              --             --               --       1,064,587      1,064,587
                                          ----------    ------------    -----------    -------------    ------------   ------------
Balance at December 31, 1999               4,910,000       5,229,740             --          488,759        (524,681)     5,193,818
  Issuance of stock options for services          --              --             --          238,865              --        238,865
  Exercise of Class A warrants
    (net of related costs of $171,238)     1,933,647       8,218,000             --         (171,238)             --      8,046,762
  Exercise of stock options                  362,501         489,883             --          184,215              --        674,098
  Exercise of Underwriters' options           28,000         117,600             --               --              --        117,600
  Tax benefit from exercise of stock
    options                                       --              --             --          354,001              --        354,001
  Securities issued - VTI merger           9,681,966              --             --       31,339,258              --     31,339,258
  Issuance of warrants in connection
    with preferred stock                          --              --             --        5,150,000              --      5,150,000
  Adjustment for $ .0001 par value                --     (14,053,531)            --       14,053,531              --             --
  Issuance of common stock in business
    acquisitions                              48,611               5             --          453,995              --        454,000
  Conversion of series A preferred stock     335,000              33             --        2,344,967              --      2,345,000
  Deemed dividends on series A preferred
   stock                                          --              --             --       12,000,000     (13,723,206)    (1,723,206)
  Net loss for the year                           --              --             --               --      (2,531,929)    (2,531,929)
                                          ----------    ------------    -----------    -------------    ------------   ------------
Balance at December 31, 2000              17,299,725           1,730             --       66,436,353     (16,779,816)    49,658,267
  Issuance of stock options for services          --              --             --          457,566              --        457,566
  Extension of expiration date of CEO
    stock options                                 --              --             --        3,984,750              --      3,984,750
  Exercise of stock options                1,508,863             150             --        1,589,212              --      1,589,362
  Issuance of common stock in business
    acquisitions                           1,282,063             128             --        7,844,639              --      7,844,767
  Issuance of common stock                 2,220,000             222             --        9,851,039              --      9,851,261
  Common stock received in satisfaction
    of debt                                  (39,891)             (3)      (239,742)              --              --       (239,745)
  Conversion of series A preferred stock
    (net of related costs of $78,269)      3,021,429             302             --       14,726,429              --     14,726,731
  Deemed dividends on series A preferred
    stock                                         --              --             --               --      (4,433,904)    (4,433,904)
  Net loss for the year                           --              --             --               --     (14,530,390)   (14,530,390)
                                          ----------    ------------    -----------    -------------    ------------   ------------
 Balance at December 31, 2001             25,292,189    $      2,529    $  (239,742)   $ 104,889,988    $(35,744,110)  $ 68,908,665
                                          ==========    ============    ===========    =============    ============   ============

          See accompanying notes to consolidated financial statements.

                                                 Wire One Technologies, Inc.
                                            Consolidated Statements of Cash Flows


                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 2001               2000                1999
                                                                             -------------      -------------        ------------
Cash flows from Operating Activities:
     Net income (loss)                                                        $(14,530,390)     $ (2,531,929)     $  1,064,587
     Adjustments to reconcile net income (loss) to
       net cash used in
        operating activities:
            Depreciation and amortization                                        7,100,093         3,270,691           330,902
            Non cash compensation                                                4,442,316           238,865           160,816
            Deferred income taxes                                                  200,000           276,482          (230,083)
            Discontinued operations                                                617,389          (520,747)       (1,592,252)
            Gain on sale of discontinued operations                               (277,414)               --                --
            Loss on disposal of equipment                                               --                --             8,078
            Increase (decrease) in cash attributable to changes
              in assets and liabilities:
                  Accounts receivable                                          (10,746,876)      (12,830,761)       (1,358,967)
                  Inventory                                                        548,423        (7,352,640)          322,069
                  Other current assets                                          (1,801,140)         (517,207)         (116,370)
                  Other assets                                                     (52,795)          307,236            (7,506)
                  Discontinued operation                                                --           691,574           870,595
                  Accounts payable                                              (2,084,176)        2,553,164           496,301
                  Accrued expenses                                                 182,412          (259,451)           46,951
                  Income taxes payable                                                  --          (124,372)          121,512
                  Deferred revenue                                                 322,409         3,528,336           247,391
                  Other current liabilities                                        556,395           (20,255)          (49,802)
                                                                              ------------      ------------      ------------
                      Net cash used in operating activities                    (15,523,354)      (13,291,017)          314,222
                                                                              ------------      ------------      ------------
Cash flows From Investing Activities:
     Purchases of furniture, equipment and leasehold improvements               (7,981,050)       (4,323,095)         (275,799)
     Costs related to acquisition of business including cash acquired             (175,513)       (2,519,185)               --
     Proceeds from sale of discontinued operation                                1,172,299                --                --
     Note receivable from sale of discontinued operation                           845,084                --                --
     Proceeds from sale of furniture equipment and leasehold improvements               --                --             5,000
                                                                              ------------      ------------      ------------
                      Net cash used in investing activities                     (6,139,180)       (6,842,280)         (270,799)
                                                                              ------------      ------------      ------------
Cash Flows From Financing Activities:
     Proceeds from common stock offering                                         9,851,261                --                --
     Proceeds from preferred stock offering                                             --        16,142,890                --
     Deferred financing costs                                                           --           (74,314)          (17,500)
     Issuance of common stock for cash assets of GeoVideo Networks, Inc.         2,500,000                --                --
     Exercise of warrants and options, net                                       1,589,362         8,838,460                --
     Proceeds from bank loans                                                   87,748,581         6,350,000        18,080,175
     Payments on bank loans                                                    (80,120,499)       (5,488,602)      (18,344,789)
     Repayment of bank loans of acquired companies                                      --        (2,186,508)               --
     Payments on capital lease obligations                                         (87,293)         (138,078)          (27,205)
     Repayment of subordinated notes                                                    --        (1,500,000)               --
                                                                              ------------      ------------      ------------
                      Net cash provided by (used in) financing activities       21,481,412        21,943,848          (309,319)
                                                                              ------------      ------------      ------------
Increase (decrease) in Cash and Cash Equivalents                                  (181,122)        1,810,554          (265,896)
Cash and Cash Equivalents at Beginning of Period                                 1,870,573            60,019           325,915
                                                                              ------------      ------------      ------------
Cash and Cash Equivalents at End of Period                                    $  1,689,451      $  1,870,573      $     60,019
                                                                              ============      ============      ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                 $    598,147      $     78,056      $    181,127
                                                                              ============      ============      ============
     Taxes                                                                    $      2,274      $    155,304      $         --
                                                                              ============      ============      ============


Non cash financing and investing activities:

During the years ended December 31, 2001 and 2000, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904 and $13,723,206, respectively.

On May 18, 2000, the Company   acquired  the net assets of View Tech,  Inc. in a
     merger transaction accounted for as a purchase for non-cash consideration of $31,339,258. In July 2000, the Company acquired the net assets of 2CONFER, LLC for $800,000, consisting of $500,000 in cash and $300,000 in Company common stock valued at the time of acquisition. In October 2000, the Company acquired the assets and certain liabilities of the Johns Brook Company videoconferencing division for $635,000, consisting of $481,000 in cash and $154,000 in Company common stock valued at the time of the acquisition. In June 2001, the Company acquired the non-cash assets of GeoVideo Networks, Inc. for non-cash consideration of $2,500,000 in addition to issuing common stock in exchange for $2,500,000 in cash assets. In July 2001, the Company acquired the assets and certain liabilities of Advanced Acoustical Concepts, Inc. for non-cash consideration of $793,750. In November 2001, the Company acquired certain assets and liabilities of the Axxis, Inc. videoconferencing division for non-cash consideration of $2,051,017.

During the year ended December 31, 2001, the Company issued 3,021,429 shares of $0.0001 par common stock in exchange for 2,115 shares of Series A mandatorily redeemable convertible preferred stock. Based on the average conversion price of $4.90 per share, the total value attributable to the common stock was $14,805,000. During the year ended December 31, 2000, the Company issued 335,000 shares of $0.0001 par common stock in exchange for 335 shares of Series A mandatorily redeemable convertible preferred stock. Based on the conversion price of $7.00 per share, the total value attributable to the common stock was $2,345,000.

During the year ended December 31, 2001, the Company received 39,891 shares of common stock valued at $239,742 in satisfaction of outstanding debt owed to the Company by former VTI directors and related parties.

Equipment with costs totaling $121,541 and $37,747 were acquired under capital lease arrangements during the years ended December 31, 2000 and 1999, respectively.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001 2000 and 1999

Note 1 -- The Business and Merger with View Tech, Inc.

Wire One Technologies, Inc. ("Wire One" or the "Company") was formed by the merger of All Communications Corporation ("ACC") and View Tech, Inc. ("VTI") on May 18, 2000, with the former directors and senior management of ACC succeeding to the management of Wire One. In connection with the merger, each former shareholder of ACC received 1.65 shares of Wire One common stock for each share of ACC common stock held by them. The transaction has been accounted for as a "reverse acquisition" using the purchase method of accounting. The reverse acquisition method resulted in ACC being recognized as the acquirer of VTI for accounting and financial reporting purposes. As a result, ACC's historical results have been carried forward and VTI's operations have been included in the financial statements commencing on the merger date. Accordingly, all 1999 and 2000 results through the merger date are those of ACC only. Further, on the date of the merger, the assets and liabilities of VTI were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Wire One is engaged in the business of selling, installing and servicing video communications systems to commercial and institutional customers located principally within the United States. The Company is headquartered in Hillside, New Jersey. During 1999, 2000 and 2001, the Company did not segregate or manage its operations by business segments.

Note 2 -- Summary Of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All
material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the allowance for doubtful accounts receivable and inventory reserves.

Revenue recognition

The Company sells both products and services. Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided no significant obligations remain, collectibility is probable and returns are estimable. Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, technical training and user training. The majority of the services are rendered at or prior to installation, and all revenue is recognized when services are rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. During 2001, $900,000 of the cash and cash equivalents balance was restricted as to its use. After losing an approximately $745,000 judgement in the Maxbase litigation (note
10), the Company was required to set aside these funds in an interest-bearing account as it filed its appeal of this judgement. The restrictions on $275,000 were lifted when the Company settled the case for $625,000 in early 2002.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and uncollateralized trade accounts receivable. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

The Company performs ongoing credit evaluations of its customers. During the years ended December 31, 2001, 2000, and 1999 the Company's reserve for doubtful accounts and returns and allowances was increased by $1,171,888, $568,107 and $104,345, respectively for provisions for bad debts and returns and was decreased by $1,036,888, $213,107 and $12,345, respectively, for balances written off. At December 31, 2001 and 2000, the balance of the allowance for doubtful accounts was $605,000 and $470,000, respectively.

Most of the products sold by the Company are purchased under non-exclusive dealer agreements with various manufacturers, including Polycom for video communications equipment. The agreements typically specify, among other things, sales territories, payment terms and reseller prices. All of the agreements permit early termination on short notice with or without cause. The termination of any of the Company's dealer agreements, or their renewal on less favorable terms than currently in effect, could have a material adverse impact on the Company's business.

Inventory

Inventory, consisting of finished goods and spare parts, is valued at the lower of cost (determined on a first in, first out basis) or market. During the years ended December 31, 2001, 2000 and 1999, the Company's reserve for inventory obsolescence was increased by $349,313, $988,916 and $0, respectively for provisions for obsolete inventory and was decreased by $635,409, $0 and $0, respectively for inventory written off. In addition, during the years ended December 31, 2001 and 2000, the Company's reserve for inventory obsolescence increased by $345,950 and $230,690, respectively as a result of reserves added through acquistions. At December 31, 2001 and 2000, the balance of the reserve for inventory obsolescence was $1,279,459 and $1,219,606, respectively.

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

Earnings per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period (20,880,125 for the year ended December 31, 2001, 12,817,158 shares for the year ended December 31, 2000 and 4,910,000 shares for the year ended December 31, 1999).

Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options, warrants and convertible preferred stock using the treasury stock method. Incremental shares included in the diluted computation were 1,259,074 for 1999. Diluted loss per share for 2001 and 2000 is the same as basic loss per share, since the effects of the calculation for those years were anti-dilutive.

Weighted average options and warrants to purchase 9,535,609 and 7,507,204 shares of common stock during the years ended December 31, 2001 and 2000, respectively, and preferred stock convertible into 2,115,000 common shares in 2000, were not included in the computation of diluted earnings per share because the Company reported a net loss attributable to common stockholders for these periods and their effect would have been anti-dilutive.

Fair value of financial instruments

Financial instruments reported in the Company's balance sheet consist of cash, accounts receivable, accounts payable and bank loan payable, the carrying value of which approximated fair value at December 31, 2001 and 2000. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

Comprehensive income

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard established requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of fiscal 1998, and has no comprehensive income components to report in 2001, 2000 or 1999.

Recent pronouncements of the Financial Accounting Standards Board

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS 133"). "Accounting for Derivative
Instruments and Hedging Activities", which became effective for the Company during the first quarter of 2001. FAS 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such, the adoption of FAS 133, as amended, has not had a material effect on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

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

With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill as of December 31, 2001 was $36,775,028. Amortization expense for the year ended December 31, 2001 was $2,683,647. At present, the Company is currently assessing, but has not yet determined, the impact that the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

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

FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has early adopted the provisions of FAS 144 as of December 31, 2001 to recognize discontinued business operations in its financial statements.

Note 3 - Discontinued Operations

On October 24, 2001, the Company completed the sale of its voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The Company's sale of its voice communications unit was aimed at enabling it to sharpen its focus on video solutions and on Glowpoint, its subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the financial statements, with its net assets at December 31, 2000 and results of operations summarized in single line items on the Company's balance sheet and statements of operations.


Net assets of discontinued operations consists of the following:

                                                 December 31,
                                      ----------------------------------
                                       2001                     2000
                                      ------                    ------

Accounts receivable                   $   --                 $ 2,949,026
Inventory                                 --                     645,433
Accounts payable                          --                    (513,495)
                                      ------                 -----------
          Total                       $   --                 $ 3,080,964
                                      ======                 ===========

Income (loss) from discontinued operations are as follows:

                                             Year Ended December 31,
                              --------------------------------------------------
                                   2001              2000               1999
                                ---------         ---------          ---------
Revenues                      $  5,383,145      $  7,599,131       $ 11,599,690
Expenses                        (6,000,534)       (7,078,384)       (10,007,438)
                              ------------      ------------       ------------
Net income (loss)             $   (617,389)     $    520,747       $  1,592,252
                              ============      ============       ============

Note 4 -- Furniture, Equipment And Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                                                                  December 31,
                                                                        --------------------------------
                                                                             2001               2000
                                                                         ------------       ------------
Leasehold improvements                                                   $    535,000       $    386,745
Office furniture and equipment                                              1,348,722          1,296,077
Computer equipment and software                                             3,288,819          2,237,875
Demonstration equipment                                                     4,001,072          2,494,803
Bridging equipment                                                            790,309            694,679
Network equipment                                                           6,725,596          1,391,212
Vehicles                                                                      271,732            255,275
                                                                         ------------       ------------
                                                                           16,961,250          8,756,666
Less: Accumulated depreciation                                             (6,103,703)        (2,030,104)
                                                                         ------------       ------------
                                                                         $ 10,857,547       $  6,726,562
                                                                         ============       ============

Depreciation expense was $4,073,599, $1,426,385 and $287,765 for the years ended December 31, 2001, 2000 and 1999, respectively, which includes depreciation expense of $64,224 for 2001, $56,216 for 2000, and $19,318 for 1999 on fixed assets subject to capital leases.

Note 5 -- Accrued Expenses

Accrued expenses consist of the following:

                                                                                  December 31,
                                                                        --------------------------------
                                                                          2001                   2000
                                                                       ----------              ---------
Sales tax payable  .......................................             $  513,482             $  769,839
Accrued compensation  ....................................              1,776,253              1,216,572
Accrued restructuring ....................................                200,000                     --
Accrued litigation  ......................................                675,000                250,000
Other  ...................................................                 54,155                332,216
                                                                       ----------             ----------
                                                                       $3,218,890             $2,568,627
                                                                       ==========             ==========

Note 6 -- Bank Loan Payable And Long-Term Debt

Bank loan payable

In June 2000, the Company entered into a $15,000,0000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility loan availability is based on up to 75% of eligible accounts receivable and 50% of inventory, subject to an inventory cap of $5,000,000.
Borrowings bear interest at the lender's base rate plus 1/2% per annum. At December 31, 2001, the interest rate on the facility was 5.25%. The facility contains certain financial and operational covenants. For the period from October 1, 2001 through December 31, 2001 ("2001 Fourth Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants under the facility. On March 26, 2002, the Company received a waiver from the lender regarding these requirements for the 2001 Fourth Quarter. At December 31, 2001, amounts outstanding under the facility were $10,628,082 and have been classified as a current liability due to the maturity of the facility in June 2002.

Long-term debt

Long-term debt consists of the following:

                                                       December 31,
                                             ------------------------------
                                                2001                 2000
                                             ----------          ----------
Bank loan payable ......................     $       --          $3,000,000
Capital lease obligations ..............         82,608             127,710
                                             ----------          ----------
                                                 82,608           3,127,710
Less: current maturities ...............         56,912             101,643
                                             ----------          ----------
                                             $   25,696          $3,026,067
                                             ==========          ==========

Note 7 -- Stockholders' Equity

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

Common Stock

In August 2001, the Company raised net proceeds of $9.9 million in a private placement of 2,200,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.

Preferred Stock

In December 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The authorized number of shares of Preferred Stock to be issued was raised to 5,000,000 shares effective with the merger with VTI. Except for the 2,450 shares of Series A preferred stock issued in June 2000, the rights and privileges of the Preferred Stock have not yet been designated.

In June 2000, the Company raised gross proceeds of $17.15 million in a private placement of 2,450 shares of Series A mandatorily redeemable convertible preferred stock. The preferred shares were convertible into up to 2,450,000 shares of common stock at a price of $7.00 per share, subject to adjustment. Beginning on June 14, 2001, the preferred stockholders were able to choose an alternative conversion price which equaled the higher of (i) 70% of the fixed conversion price then in effect or (ii) the market price on any conversion date, which was equal to the average of the closing sale prices of the Company's common stock during the 20 consecutive trading days immediately preceding any conversion date. Preferred stockholders were able, at their sole option, to have their shares redeemed on the earlier of three years from the issuance date, or the occurrence of a triggering event, as defined.

The redemption price was 110% of the stated value of $7,000 per share. None of the triggering events has occurred to date. Investors in the private placement also received five-year warrants to purchase a total of 857,500 shares of common stock for $10.50 per share. The warrants are subject to certain anti-dilution privileges. The Company has valued the warrants at $3,740,000 using the Black-Scholes pricing model. The Company also issued to its placement agent warrants to purchase 193,748 shares of common stock for $7.00 per share, and warrants to purchase 67,876 shares of common stock for $10.50 per share. The warrants expire on June 14, 2005. The Company has valued the warrants at $1,410,000 using the Black-Scholes pricing model. At the issuance date, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the preferred stock. During the fourth quarter of 2000, in accordance with EITF No. 00-27, the Company recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants.

Costs of the offering, including the fair value of the warrants, totaled $6,150,000. This amount was recorded as a preferred stock discount and was being amortized as a deemed dividend over the three-year period from the date of issuance to the June 2003 redemption date. In addition, the 10% redemption premium of $1,715,000 was being accreted as a deemed dividend into the carrying value of the Series A mandatorily redeemable convertible preferred stock over the same period.

The stockholders of Wire One Technologies, Inc. were asked, in accordance with the requirements of Rule 4350(i)(1)(D) of the Nasdaq Stock Market (the "Rule"), and approved, at the 2001 Annual Meeting of Stockholders, the issuance by the Company of more than 20% of its common stock upon the conversion of the Company's series A preferred and exercise of the related warrants. The Rule restricted the Company from issuing more 20% of its outstanding shares of common stock at less than market value in any transaction unless the Company obtained prior stockholder approval (the "Exchange Cap"). As a consequence of receiving this approval, the Company was able to issue 3,021,429 shares of its common stock upon conversion of the remaining 2,115 shares of Series A preferred stock outstanding when, beginning on June 14, 2001, each remaining holder of series A preferred substituted an "alternative conversion price" for the $7.00 fixed conversion price. The alternative conversion price was equal to 70% of the fixed conversion price then in effect.

Note 8 -- Stock Options

Wire One 2000 Stock Incentive Plan

In September 2000, the Company adopted and approved the Wire One 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan permits the grant of incentive stock options ("ISOs") to employees or employees of its subsidiaries. Non-qualified stock options ("NQSOs") may be granted to employees, directors and consultants. The Company issued 2,227,450 options during 2001 with exercise prices ranging from $1.94 to $5.50 and vesting periods ranging from three to four years. As of December 31, 2001, options to purchase a total of 2,638,118 shares were outstanding and 361,882 shares remained available for future issuance under the 2000 Plan.

The 2000 Plan provides for the grant of options, including ISOs, NQSOs, stock appreciation rights, dividend equivalent rights, restricted stock, performance units, performance shares or any combination thereof (collectively, "Awards"). The exercise price of the Awards is established by the administrator of the plan and, in the case of ISO's the per share exercise price must be equal to at least 100% of fair market value of a share of the common stock on the date of grant. The administrator of the plan determines the terms and provisions of each award granted under the 2000 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria. Under the 2000 Plan, no individual will be granted ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vests in such calendar year. The 2000 Plan will terminate in 2010.

Non-qualified options

The Company issued a total of 167,500, 70,125 and 817,473 options, outside the context of a stock option plan, during 2001, 2000 and 1999 respectively, to various employees, directors, and advisors, with exercise prices ranging from $3.81 to $9.85 per share and immediate vesting. At December 31, 2001, the total outstanding non-qualified options of this nature were 2,244,427. The number of options have been adjusted to reflect the 1.65 to 1 conversion rate resulting from the May 18, 2000 merger with VTI.

1996 Stock Option Plan

In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "1996 Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be granted ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vest in such calendar year. The 1996 Plan will terminate in 2006. Options granted under the 1996 Plan in 2001, 2000, and 1999 were 0, 334,848 and 1,393,527, respectively.
As of December 31, 2001, options to purchase a total of 1,029,320 shares were outstanding and no shares remained available for future issuance under the 1996 Plan. The number of options have been adjusted to reflect the 1.65 to 1 conversion rate resulting from the merger with VTI.

VTI Stock Option Plans

As part of the merger with VTI, the Company assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. VTI had authorized an aggregate of 1,161,000 shares of common stock to be available under all the current option plans. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. Options granted under these Plans in 2001 and 2000 (since the merger date) were 0 and 189,503, respectively. As of December 31, 2001, options to purchase a total of 371,077 shares were outstanding and no shares remained available for future issuance. The options have been adjusted to reflect the 2 for 1 reverse stock split approved by the VTI Board of Directors concurrent with the merger with ACC.

A summary of options issued under Company plans and other options outstanding as of December 31, 2001, and changes during fiscal 1999, 2000 and 2001 are presented below:

                                                                                     Weighted
                                                                                     Average
                                                    Fixed           Range of         Exercise
                                                   Options           Price            Price
                                                   -------           -----            -----
Options outstanding January 1, 1999 ......        2,716,725     $  .30 -  3.03      $  2.15
Granted ..................................        2,211,000     $  .57 -  4.81         0.96
Cancelled ................................         (136,125)    $  .53 -  2.16         1.17
                                                 ----------
Options outstanding, December 31, 1999 ...        4,791,600     $  .30 -  4.81         1.63
Assumed as part of VTI merger ............          361,605     $  .50 - 15.00         4.31
Granted ..................................        1,181,600     $ 4.06 -  8.18         5.26
Exercised ................................         (486,831)    $  .57 -  3.85         1.23
                                                 ----------
Options outstanding, December 31, 2000 ...        5,847,974     $  .30 - 15.00      $  2.50
Granted ..................................        2,394,950     $ 1.94 -  9.85         4.20
Exercised ................................       (1,508,863)    $  .53 -  6.00         1.07
Cancelled ................................         (451,119)    $  .57 - 15.00         3.90
                                                 ----------     -------------
Options outstanding, December 31, 2001            6,282,942     $  .30 - 12.75      $  3.44
                                                 ==========     =============
Shares of common stock available for
future grant under Company plans .........          361,882
                                                 ==========

Additional information as of December 31, 2001 with respect to all outstanding options is as follows:

                                     Weighted
                                      Average      Weighted                     Weighted
                                     Remaining      Average                      Average
                       Number       Contractual    Exercise         Number       Exercise
Range Of Price       Outstanding   Life (In Years)  Price         Exercisable     Price
---------------      -----------   --------------  --------       -----------   ----------
$  .30 -   .57          803,499         1.86        $    0.53        803,499       $    0.53
   .64 -  2.12          471,193         2.74        $    1.45        384,568       $    1.53
  2.33 -  3.00          268,907         3.84        $    2.66        207,457       $    2.67
  3.03 -  4.00        2,799,600         7.35        $    3.51      1,480,350       $    3.14
  4.06 -  5.50        1,780,024         8.81        $    4.94        702,430       $    5.14
  5.73 - 12.75          159,719         3.85        $    7.33        158,969       $    7.34
                      ---------         ----        ---------      ---------       ---------
$  .30 - 12.75        6,282,942         6.48        $    3.44      3,737,273       $    2.94
                      =========         ====        =========      =========       =========

The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of options granted during 2001, 2000 and 1999 under the Black-Scholes option pricing model was $2.70, $2.03 and $.56 per option, respectively.

The fair value of each option granted in 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  2001          2000         1999
                                                                 -------       -------      -------
Risk free interest rates...................................       4.40%         5.39%        4.71%
Expected option lives......................................  3.81 years    3.23 years   2.82 years
Expected volatility........................................      115.9%        126.2%        46.5%
Expected dividend yields...................................        None          None        None

The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS
No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                                     Years Ended December 31,
                                                       -----------------------------------------------
                                                          2001               2000              1999
                                                       ----------         ----------        ----------
Net income (loss) attributable to common stockholders:
As reported..................................           (18,964,294)      (16,255,135)      1,064,587
Adjusted pro forma...........................           (25,292,206)      (17,488,034)        895,574
Net income (loss) per share:
Basic, as reported...........................                 (0.91)            (1.27)            .22
Adjusted pro forma...........................                 (1.21)            (1.36)            .18
Diluted, as reported.........................                 (0.91)            (1.27)            .17
Adjusted pro forma...........................                 (1.21)            (1.36)            .15

Non cash compensation expense recognized in the Company's Statement of Operations totaled $4,442,316 in 2001, $238,865 in 2000 and $160,816 in 1999,
respectively. During the year ended December 31, 2001, the Company recorded a one-time, non-cash charge of $3,984,750 related to a five-year extension of certain stock options originally granted to the Company's CEO in 1997 and that were scheduled to expire in March 2002.

During the years ended December 31, 2001 and 2000, the Company received $1,589,362 and $674,098, respectively from the exercise of stock options.

Note 9 - Income Taxes

The income tax provision (benefit) consists of the following:

                                                        Year Ended December 31,
                                          ----------------------------------------------------
                                                 2001                2000                1999
                                          ------------        ------------        ------------
Current:
  Federal                                 $        --           $ 196,712           $ 117,344
  State                                            --              38,045               7,500
                                          ------------        ------------        ------------
Total Current                                      --             234,757             124,844
                                          ------------        ------------        ------------
Deferred:
  Federal                                  (2,567,680)           (318,432)            205,482
  State                                      (453,120)            (20,769)             32,005
  Valuation Allowance                       3,220,800             615,683            (467,570)
                                          ------------        ------------        ------------
Total Deferred                                200,000             276,482            (230,083)
                                          ------------        ------------        ------------

                                          ------------        ------------        ------------
Income tax provision (benefit)            $   200,000           $ 511,239          $ (105,239)
                                          ============        ============        ============


The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                        Year Ended December 31,
                                          ----------------------------------------------------
                                                 2001                2000                1999
                                          ------------        ------------        ------------
U.S. federal income taxes at
     the statutory rate                   $(4,940,200)         $ (687,035)          $ 326,314
State taxes, net of federal effects          (871,800)            (80,828)              4,950
Goodwill amortization                         957,200             578,800                  --
Stock-based compensation                    1,776,800                  --                  --
Valuation Allowance                         3,220,800             615,683            (467,570)
Other                                          57,200              84,619              31,067
                                          ------------        ------------        ------------
                                          $   200,000           $ 511,239          $ (105,239)
                                          ============        ============        ============

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are presented below:

                                                   December 31,
                                          --------------------------------
                                               2001                2000
                                          ------------        ------------
Deferred tax assets:
  Tax benefit of operating loss
    carryforward                          $  9,688,420        $ 7,139,220
  Reserves and allowances                    1,233,600            719,600
  Stock option compensation                     83,701             83,701
  Depreciation                                  72,400             97,182
  Other                                        112,382             83,200
                                          ------------        ------------
Total deferred tax assets                   11,190,503          8,122,903
                                          ------------        ------------

Deferred tax liabilities:
  Goodwill                                     46,800                  --
                                          ------------        ------------
Total deferred tax liabilities                 46,800                  --
                                          ------------        ------------

Sub-total                                  11,143,703           8,122,903
Valuation allowance                       (11,143,703)         (7,922,903)
                                          ------------        ------------
Net deferred tax assets                   $        --           $ 200,000
                                          ============        ============

During the 2001 period, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock based compensation. If the tax benefits currently offset by valuation allowances are subsequently realized, approximately $7.9 million will be credited to goodwill because these tax benefits relate to VTI operations prior to the merger. In addition, approximately $2.2 million will be credited to additional paid-in capital because these tax benefits relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

The Company and its subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2001, the Company has net operating loss (NOL) carry-forwards of approximately $30 million and $26 million for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 20 years and is available to offset future taxable income, if any, through 2021. The utilization of the $30 million in tax loss carryforwards is limited to approximately $2.4 million each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

Note 10 -- Commitments And Contingencies

Employment Agreements

The Company's board of directors has approved employment agreements for a number of its executive officers as follows:

President and Chief Executive Officer -- The Company entered into an agreement with its President and Chief Executive Officer, Richard Reiss, having a three-year term commencing January 1, 2001. Under the agreement, Mr. Reiss is entitled, in year 1, 2, and 3, respectively, to base compensation of $345,000, $410,000 and $480,000, and to a formula bonus (payable in quarterly installments, subject to satisfaction of the condition that the Company's gross revenues from continuing operations during a given quarter increase over such revenues from the corresponding quarter of the preceeding year) of $135,000, $165,000 and $195,000 annually. The agreement provides for a grant of an option to purchase 300,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Reiss has the right to terminate the agreement, with a full payout of all base and potential formula bonus compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as those terms are defined under the 2000 Plan) or a termination by the Corporation without cause. Under the agreement, the Company is to secure and pay the premium on a $2,500,000 life insurance policy payable to Mr. Reiss's designated beneficiary of his estate.

Chief Operating Officer -- The Company entered into an agreement with Leo Flotron, its Chief Operating Officer, having a three-year term commencing January 1, 2001. Under the new agreement, Mr. Flotron is entitled, in years 1, 2, and 3 respectively, to base compensation, of $325,000, $375,000 and $425,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 240,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Flotron has the right to terminate the agreement, with a full payout of all base compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as defined under the 2000 Plan) or a termination by the Corporation without cause.

Executive Vice President Business Affairs and General Counsel -- The agreement with Jonathan Birkhahn has a three-year term that commenced on November 30, 2000. Mr. Birkhahn is entitled to base compensation of $235,000, $260,000 and $285,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for a grant of an option to purchase 250,000 shares under the 2000 Plan, vesting in four equal installments as follows: after six months, after one year, after two years and after three years.

Other Executive Officers -- The Company has entered into employment agreements with three additional executive officers of the Company, each with three-year terms that commenced on January 1, 2001. The total base compensation involved with these agreements is $490,000, $570,000 and $650,000 in years 1, 2 and 3, respectively. In addition, each executive is entitled to a discretionary bonus. The agreements also provide for the grants of options to purchase a total of 300,000 shares under the 2000 Plan, vesting in three equal annual installments.

Operating Leases

The Company leases various facilities under operating leases expiring through 2007. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2001, 2000 and 1999 were approximately $1,853,000, $1,315,000 and $312,000, respectively.

Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31
2002........................................................          $1,771,301
2003........................................................           1,180,460
2004........................................................             714,664
2005........................................................             303,085
2006 and thereafter ........................................             481,744
                                                                      ----------
                                                                      $4,451,254
                                                                      ==========

Capital Lease Obligations

The Company leases certain vehicles and equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 2001 had a cost of $393,836, accumulated depreciation of $146,708, with a net book value of $247,128.

Future minimum lease payments under capital lease obligations at December 31, 2001 are as follows:

2002........................................................           $ 62,622
2003........................................................             27,957
                                                                       ---------
Total minimum payments......................................             90,579
Less amount representing interest...........................             (7,971)
                                                                       ---------
Total principal.............................................             82,608
Less portion due within one year............................            (56,912)
                                                                       ---------
Long-term portion...........................................           $ 25,696
                                                                       =========

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

In July, 1998, MaxBase filed a complaint against the Company alleging that the Company had failed to meet its required minimum purchase obligations thereunder. Maxbase claimed damages of approximately $1,350,000 in lost profits, as well as unspecified punitive and treble damages. The Company filed a number of counterclaims, which were dismissed by the court.

In February 2001, the court granted Maxbase's motion for summary judgment on liability for breach of contract, and the plaintiff subsequently dropped all of its other claims. The court, following a trial to determine damages, entered an approximately $745,000 judgment in favor of Maxbase. After filing an appeal of that judgment, the Company determined in December 2001 that it would be able to settle the case for $625,000, accrued an additional $375,000 in litigation reserves in 2001 and formally settled the case in early 2002. The additional litigation reserves were recorded in general and administrative expenses in the statement of operations.

The Company is defending several other suits or claims in the ordinary course of business, none of which individually or in the aggregate is material to the Company's business, financial condition or results of operations.

Note 11 -- Pension Plan

On March 1, 1998 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covered substantially all employees who met minimum age and service requirements. The 401(k) Plan was non-contributory on the part of the Company. Effective with the merger with VTI, the Company assumed the 401(k) Plan of VTI, combined its assets with those of the existing plan and began making contributions to the plan. Employer contributions to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999 were approximately $83,000, $56,000 and $0, respectively.

Note 12 -- Business Combinations

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

Following are schedules of the purchase price and purchase price allocation:

Purchase Price:
Value of VTI shares exchanged...............................       $ 28,466,308
Value of VTI options and warrants...........................          2,872,950
Direct mergers costs........................................          1,008,059
                                                                   ------------
Total purchase price........................................       $ 32,347,317
                                                                   ============
Purchase Price Allocation:
VTI assets acquired.........................................       $ 11,583,008
VTI liabilities assumed.....................................        (13,923,289)
Goodwill....................................................         34,687,598
                                                                   ------------
Total.......................................................       $ 32,347,317
                                                                   ============

The VTI assets acquired and liabilities assumed were recorded at their fair values on May 18, 2000. Amortization expense for the years ended December 31, 2001 and 2000 totaled $2,444,907 and $1,447,877, respectively.

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 1999 assumes the merger of the ACC and VTI occurred on January 1, 1999.

                                                      Year End December 31,
                                                     1999               2000
                                                -------------      -------------
Net revenues..................................  $ 59,045,819       $ 68,273,027
Operating loss................................    (8,109,411)        (4,098,157)
Net loss attributable to common
  stockholders................................   (23,167,367)        (7,990,307)
Loss per share:
      Basic...................................         (1.93)              (.46)
      Diluted.................................         (1.93)              (.46)

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

Purchase Price Allocation:
2CONFER assets acquired.....................................        $ 1,024,730
2CONFER liabilities assumed.................................         (1,424,730)
Goodwill....................................................          1,200,000
                                                                    -----------
              Total.........................................        $   800,000
                                                                    ===========

The 2CONFER assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2000. Amortization expense for the years ended December 31, 2001 and 2000 totaled $87,912 and $43,150, respectively.

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

Purchase Price Allocation:
JBC assets acquired.........................................        $ 1,281,194
JBC liabilities assumed.....................................         (1,194,065)
Goodwill....................................................            547,871
                                                                    -----------
              Total.........................................        $   635,000
                                                                    ===========

The JBC assets acquired and liabilities assumed were recorded at their fair values as of October 1, 2000. Amortization expense for the years ended December 31, 2001 and 2000 totaled $48,488 and $9,830, respectively.

Acquisition of GeoVideo

In June 2001, the Company acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. Chief among the assets, in addition to GeoVideo's cash on hand of $2,500,000, was GeoVideo's browser, a software tool based upon proprietary Bell Labs technology that allows up to six simultaneous, real-time, bi-directional high-bandwidth IP video sessions to be conducted over a standard desktop PC. In exchange for the acquired assets, Wire One issued 815,661 shares of common stock, together with warrants to purchase 501,733 additional shares of common stock at $5.50 per share and 520,123 shares at $7.50 per share.

Purchase Price Allocation:

     GeoVideo assets acquired                $ 2,500,000
     Goodwill                                  2,500,000
                                             -----------
          Total                              $ 5,000,000
                                             ===========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of GeoVideo by the Company occurred on January 1, 2000.

                                            Year Ended December 31,
                                      ----------------------------------
                                           2000                  2001
                                      ------------          ------------
Net revenues                          $ 48,434,108          $ 88,916,234
Operating loss                          (7,834,575)          (15,169,284)
Net loss attributable to common
  stockholders                         (21,655,135)          (20,764,294)
Loss per share:
  Basic                               $      (1.69)         $      (0.99)
  Diluted                             $      (1.69)         $      (0.99)

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

Amortization expense for the year ended December 31, 2001 totaled $102,340.

A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect the overall financial position or results of operations of the Company.

Acquisition of Advance Acoustical Concepts, Inc.

In July 2001, the Company acquired the assets and certain liabilities of Dayton, Ohio-based Advanced Acoustical Concepts, Inc. ("AAC"). The acquired operations of AAC, a privately held company founded in 1986, specialized in complete solution design and integration of video and audiovisual products into cost effective, ergonomic conferencing systems. These solutions are marketed to the commercial, medical, distance learning, legal and financial industries. In exchange for the acquired assets and assumed liabilities, Wire One issued 145,429 shares of common stock. On the date of the acquisition, the assets and certain liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Purchase Price Allocation:

     AAC assets acquired                     $ 1,733,395
     AAC liabilities assumed                  (3,931,524)
     Goodwill                                  2,991,879
                                             -----------
          Total                              $   793,750
                                             ===========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of AAC by the Company occurred on January 1, 2000.

                                            Year Ended December 31,
                                      ----------------------------------
                                           2000                  2001
                                      ------------          ------------
Net revenues                          $ 58,633,207          $ 93,203,562
Operating loss                          (3,185,247)          (13,723,105)
Net loss attributable to common
  stockholders                         (17,383,047)          (19,605,602)
Loss per share:
  Basic                               $      (1.34)         $       (.93)
  Diluted                             $      (1.34)         $       (.93)

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect the overall financial position or results of operations of the Company.

Acquisition of Axxis, Inc.

In November 2001, the Company acquired certain assets and liabilities of the video conferencing division of Axxis, Inc. ("Axxis"), an Kentucky-based designer of audiovisual conferencing systems. In exchange for the acquired assets and assumed liabilities, Wire One issued 320,973 shares of common stock. On the date of acquisition, the acquired assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

Purchase Price Allocation:

     Axxis assets acquired                   $   790,588
     Axxis liabilities assumed                  (790,588)
     Goodwill                                  2,051,017
                                             -----------
          Total                              $ 2,051,017
                                             ===========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of Axxis by the Company occurred on January 1, 2000.

                                            Year Ended December 31,
                                      ----------------------------------
                                           2000                  2001
                                      ------------          ------------
Net revenues                          $ 60,960,382          $ 97,068,528
Operating loss                          (2,131,227)          (14,072,956)
Net loss attributable to common
  stockholders                         (16,226,248)          (19,629,376)
Loss per share:
  Basic                               $      (1.24)         $       (.93)
  Diluted                             $      (1.24)         $       (.93)

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

A final appraisal of certain assets included in the acquisition has not been completed. Pending the results of the appraisal, the allocation among the various components of the purchase price may change; however, any such reallocation will not materially affect the overall financial position or results of operations of the Company.

Note 13 -- Related Parties

The landlord for the Company's  Hillside,  New Jersey  office is Vitamin  Realty
Associates, L.L.C. of which Eric Friedman, one of the Company's former directors, is a member. The lease term is for five years and expires on May 31, 2002. The base rental for the premises during the term of the lease is approximately $295,000 per year. In addition, the Company must pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 2001, 2000 and 1999, rent expense associated with this lease was $295,000, $225,000 and $135,000.

The Company receives financial and tax services from an accounting firm in which one of the Company's directors is a partner. For the years ended December 31, 2001, 2000 and 1999, the Company has incurred fees of approximately $105,000, $99,000 and $13,000, respectively on services received from this firm since September 15, 1999, the date on which this individual became a Board member.

Note 14 -- Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2001 and 2000.

Quarterly Financial Data
                                                                                      2001                   2000
                                                                                 ------------            ------------
1st Quarter
              Net revenues                                                       $ 17,315,370            $  5,983,507
              Gross margin                                                          5,743,389               2,137,296
              Income (loss) from operations                                        (1,694,118)                134,922
              Net income (loss)                                                    (2,027,909)                 75,745
              Net income (loss) attributable to common stockholders                (2,421,873)                 75,745
              Net income (loss) per share                                        $      (0.14)           $       0.01

2nd Quarter
              Net revenues                                                       $ 20,325,234            $ 11,126,626
              Gross margin                                                          6,594,216               3,686,305
              Loss from operations                                                 (1,711,462)               (516,205)
              Net loss                                                             (1,782,732)               (690,932)
              Net loss attributable to common stockholders                         (5,822,672)             (8,870,487)
              Net loss per share                                                 $      (0.32)           $      (0.76)

3rd Quarter
              Net revenues                                                       $ 22,314,981            $ 18,287,167
              Gross margin                                                          6,344,406               5,941,529
              Loss from operations                                                 (2,153,809)               (564,954)
              Net loss                                                             (2,648,523)               (441,070)
              Net loss attributable to common stockholders                         (2,648,523)               (868,392)
              Net loss per share                                                 $      (0.11)           $      (0.05)

4th Quarter
              Net revenues                                                       $ 28,960,649            $ 20,635,939
              Gross margin                                                          8,151,442               6,494,485
              Loss from operations                                                 (7,809,895)               (967,591)
              Net loss                                                             (8,071,226)             (1,475,672)
              Net loss attributable to common stockholders                         (8,071,226)             (6,592,001)
              Net loss per share                                                 $      (0.33)           $      (0.38)


At the issuance date of June 14, 2000, the Company recorded a deemed dividend and an offsetting increase in additional paid-in capital of approximately $8.1 million to reflect the beneficial conversion feature of the Series A preferred stock issued. During the fourth quarter of 2000, in accordance with EITF No. 00-27, the Company recorded an additional deemed dividend of $3.9 million to reflect the beneficial conversion feature of the warrants (see Note 7).

Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share in 2001 and 2000 does not equal the total computed for these years.

Note 15 -- Subsequent Events

In January 2002, the Company raised net proceeds of $20.2 million in a private placement of 3,526,500 shares of its common stock at a price of $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection. $12.0 million of the proceeds from the offering were used to pay down the bank line of credit to zero. The remaining proceeds will be used to fund the continuing development and marketing of the Company's Glowpoint video communications network and for general corporate purposes.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2002.

Item 11.  Executive Compensation

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2002.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2002.

Item 13.  Certain Relationships And Related Transactions

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

A.   List of documents filed as part of this Report:

1.   Financial Statements included in Item 8:

     -Report of Independent Certified Public Accountants
     -Consolidated Balance Sheets as of December 31, 2001 and 2000 -Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999
     -Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.
     -Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     -Notes to Consolidated Financial Statements

     No schedules  are included  because the  required  information  is
     inapplicable  or  is  presented  in  the  consolidated   financial
     statements or related notes thereto.

2.   Exhibits

     The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

B.   Reports on Form 8-K.

     None.

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -------------
3.1       Amended and Restated Certificate of Incorporation. (1)

3.2 Certificate of Amendment of View Tech, Inc. changing its name to Wire One Technologies, Inc. (2)

3.3       Amended and Restated Bylaws. (1)

4.1       Specimen Common Stock Certificate. (2)

10.1      Wire One Technologies, Inc. 2000 Stock Incentive Plan. (3)

10.2 Asset Purchase Agreement, dated July 21, 2000, among Wire One Technologies, Inc., 2Confer L.L.C. and its members. (2)

10.3 Asset Purchase Agreement, dated October 6, 2000, among Wire One Technologies, Inc., Johns Brook Co., Inc. and its stockholders, as amended. (6)

10.4 Asset Purchase Agreement, dated May 30, 2001, among Wire One Technologies, Inc., GeoVideo Networks, Inc., Thomas Weisel Capital Partners LLC, Crest Communications Partners LP, East River Ventures II LP and Lucent Technologies, Inc. (4)

10.5 Form of Class A Warrant to Purchase Common Stock of Wire One Technologies, Inc. (4)

10.6 Form of Class B Warrant to Purchase Common Stock of Wire One Technologies, Inc. (4)

10.7 Asset Purchase Agreement, dated as of July 17, 2001, among Wire One Technologies, Inc., Advanced Acoustical Concepts, Inc., Lawrence F. Miller, William Othick and Wayne Lippy. (5)

10.8      Form of Subscription Agreement, dated August 8, 2001. (6)

10.9      Form of Warrant to Purchase Common Stock, dated August 8, 2001. (6)

10.10     Form of Warrant to Purchase Common Stock, dated August 8, 2001. (6)

10.11 Form of Registration Rights Agreement dated as of August 8, 2001 between Wire One Technologies, Inc. and the investors listed on the signature pages thereto. (6)

10.12 Asset Purchase Agreement, dated as of November 26, 2001, among Wire One Technologies, Inc., Axxis, Inc. and the shareholders of Axxis, Inc. listed on the signature page thereto. (7)

10.13     Placement   Agreement,   dated  January  2,  2002,  between  Wire  One
          Technologies, Inc. and H.C. Wainwright & Co., Inc. (8)

10.14 Form of Purchase Agreement for the purchase and sale of Common Stock and warrants to purchase Common Stock, dated January 10, 2002, between Wire One Technologies, Inc. and the purchasers party thereto. (8)

10.15     Form of Warrant to purchase Common Stock, dated January 10, 2002. (9)

10.16 Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between All Communications Corporation and Vitamin Realty Associates, L.L.C. (10)

10.17 First Amendment to Lease Agreement, dated as of December 1997, between All Communications Corporation and Vitamin Realty Associates, L.L.C.
          (1)

10.18 Second Amendment to Lease Agreement, dated as of December 20, 1999, between All Communications Corporation and Vitamin Realty Associates, L.L.C. (1)

10.19 Fourth Amendment to Lease Agreement, dated as of August 29, 2000, between All Communications Corporation and Vitamin Realty Associates, L.L.C. (3)

10.20 Amended and Restated Loan and Security Agreement, dated as of June 1, 2000, among Wire One Technologies, Inc., AllComm Products Corp. and Summit Commercial/Gibraltar Corp. (2)

10.21     Form of Warrant to purchase Common Stock, dated June 14, 2000. (11)

10.22     Employment Agreement with Richard Reiss. (12)

10.23     Employment Agreement with Leo Flotron. (12)

10.24     Employment Agreement with Jonathan Birkhahn. (12)

10.25     Employment Agreement with Christopher Zigmont. (12)

10.26     Employment Agreement with Michael Brandofino. (12)

10.27     Employment Agreement with Kelly Harman. (12)

21.1      Subsidiaries of Wire One Technologies, Inc. (2)

23.1      Consent of BDO Seidman, LLP. (13)

----------
(1) Filed as an appendix to View Tech Inc.'s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

(2) Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-1 (Registration No. 333-42518), and incorporated herein by reference.

(3) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(4) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and incorporated herein by reference.

(5) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, and incorporated herein by reference.

(6) Filed as an exhibit to Wire On Technologies, Inc.'s Registration Statement on Form S-3 (Registration No. 333-69432), and incorporated herein by reference.

(7) Filed as an exhibit to Wire On Technologies, Inc.'s Registration Statement on Form S-3 (Registration No. 333-74484), and incorporated herein by reference.

(8) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002, and incorporated herein by reference.

(9) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002, and incorporated herein by reference.

(10) Filed as an exhibit to All Communications Corporation's Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.

(11) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K, dated June 14, 2000, and incorporated herein by reference.

(12) Filed as an exhibit to Wire One Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(13) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WIRE ONE TECHNOLOGIES, INC.

Date: April 1, 2002                           By: /s/Richard Reiss
                                                  ----------------------
                                                  Richard Reiss
                                                  Chairman, President and Chief
                                                  Executive Officer

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Reiss and Jonathan Birkhahn jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 1st day of April 2002 in the capacities indicated.

Signature                      Title

/s/ Richard Reiss              Chairman, President and Chief Executive Officer
---------------------          (Principal Executive Officer)
Richard Reiss

/s/ Christopher Zigmont        Chief Financial Officer (Principal Financial and
---------------------          Accounting Officer)
Christopher Zigmont

/s/ Leo Flotron                Chief Operating Officer and Director
---------------------
Leo Flotron

/s/ Jonathan Birkhahn          Executive Vice President Business Affairs,
---------------------          and General Counsel and Director
Jonathan Birkhahn

/s/ James Kuster               Director
---------------------
James Kuster

/s/ Dean Hiltzik               Director
---------------------
Dean Hiltzik

/s/ Lewis Jaffe                Director
---------------------
Lewis Jaffe

/s/ Peter N. Maluso            Director
---------------------
Peter N. Maluso