Form 10-Q
period 2002-03-31
WIRE ONE TECHNOLOGIES INC
filed 2002-05-15
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of May 9, 2002 was 28,933,801.

                           WIRE ONE TECHNOLOGIES, INC
                                      Index

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements *
       Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001                                1
       Consolidated Statements of Operations
           For the Three Months Ended March 31, 2002 and 2001                  2
       Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2002 and 2001                  3
       Notes to Consolidated Financial Statements                              4
Item 2. Management's  Discussion and Analysis of Financial Condition
           and Results of Operations                                           7
Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     15
Item 2. Changes in Securities and Use of Proceeds                             15
Item 3. Defaults Upon Senior Securities                                       15
Item 4. Submission of Matters to a Vote of Security Holders                   15
Item 5. Other Information                                                     15
Item 6. Exhibits and Reports on Form 8-K                                      16
Signatures                                                                    17

* The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets

                                                                  March 31, 2002   December 31, 2001
                                                                  --------------   -----------------
                                                                    (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                    $   3,236,468    $   1,689,451
      Accounts receivable-net                                         31,320,859       35,471,482
      Inventory                                                       10,817,974       10,218,796
      Other current assets                                             6,322,856        3,824,276
                                                                   -------------    -------------
           Total current assets                                       51,698,157       51,204,005

Furniture, equipment and leasehold improvements-net                   11,037,565       10,857,547
Goodwill-net                                                          42,166,097       42,163,844
Other assets                                                             401,071          274,089
                                                                   -------------    -------------
           Total assets                                            $ 105,302,890    $ 104,499,485
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank loan payable                                            $          --    $  10,628,082
      Accounts payable                                                 9,421,330       12,297,914
      Accrued expenses                                                 1,878,975        3,218,890
      Deferred revenue                                                 6,868,479        7,898,277
      Other current liabilities                                               --        1,465,049
      Current portion of capital lease obligations                        45,246           56,912
                                                                   -------------    -------------
           Total current liabilities                                  18,214,030       35,565,124

Capital lease obligations, less current portion                           19,694           25,696
                                                                   -------------    -------------
           Total liabilities                                          18,233,724       35,590,820
                                                                   -------------    -------------

Commitments

Stockholders' Equity:
      Preferred stock, $.0001 par value;
            5,000,000 shares authorized, none outstanding
      Common Stock, $.0001 par value; 100,000,000 authorized;
            28,933,801 and 25,292,189 shares outstanding,
            respectively                                                   2,892            2,529
      Treasury stock                                                    (239,745)        (239,742)
      Additional paid-in capital                                     125,608,637      104,889,988
      Accumulated deficit                                            (38,302,618)     (35,744,110)
                                                                   -------------    -------------
           Total stockholders' equity                                 87,069,166       68,908,665
                                                                   -------------    -------------

                                                                   -------------    -------------
           Total liabilities and stockholders' equity              $ 105,302,890    $ 104,499,485
                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2002            2001
                                                           ------------    ------------
Revenues
     Video Solutions                                       $ 23,904,714    $ 16,504,379
     Video Network                                            1,099,421         811,670
                                                           ------------    ------------
                                                             25,004,135      17,316,049
                                                           ------------    ------------
Cost of revenues
     Video Solutions                                         17,029,369      10,960,498
     Video Network                                              969,541         612,000
                                                           ------------    ------------
                                                             17,998,910      11,572,498
                                                           ------------    ------------
Gross margin
     Video Solutions                                          6,875,345       5,543,881
     Video Network                                              129,880         199,670
                                                           ------------    ------------
                                                              7,005,225       5,743,551
                                                           ------------    ------------
Operating expenses
     Selling                                                  7,665,004       5,482,351
     General and administrative                               1,878,063       1,327,122
     Amortization of goodwill                                        --         628,196
                                                           ------------    ------------
Total operating expenses                                      9,543,067       7,437,669
                                                           ------------    ------------

Loss from continuing operations                              (2,537,842)     (1,694,118)
                                                           ------------    ------------

Other (income) expense
     Amortization of deferred financing costs                    13,757           9,382
     Interest income                                            (19,330)        (15,940)
     Interest expense                                            26,239          90,507
                                                           ------------    ------------
Total other expenses, net                                        20,666          83,949
                                                           ------------    ------------
Income tax (benefit) provision                                       --              --
                                                           ------------    ------------
Net loss from continuing operations                          (2,558,508)     (1,778,067)
Loss from discontinued operations                                    --        (249,842)
                                                           ------------    ------------
Net loss                                                     (2,558,508)     (2,027,909)
Deemed dividends on series A convertible preferred stock             --         393,964
                                                           ------------    ------------
Net loss attributable to common stockholders               $ (2,558,508)   $ (2,421,873)
                                                           ============    ============

Net loss per share:
     Basic                                                 $      (0.09)   $      (0.14)
                                                           ============    ============
     Diluted                                               $      (0.09)   $      (0.14)
                                                           ============    ============

Weighted average number of diluted common shares
     Basic                                                   28,323,809      17,327,577
                                                           ============    ============
     Diluted                                                 28,323,809      17,327,577
                                                           ============    ============

             See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2002            2001
                                                                                 ------------    ------------
Cash flows from Operating Activities:
     Net loss                                                                    $ (2,558,508)   $ (2,027,909)
     Adjustments to reconcile net loss to net cash used by
        operating activities:
            Depreciation and amortization                                           1,208,867       1,356,518
            Non cash compensation                                                     105,704         108,863
            Discontinued operations                                                        --         249,842
            Increase (decrease) in cash attributable to changes in assets and liabilities:
                   Accounts receivable                                              4,150,623         525,835
                   Inventory                                                         (599,178)        373,519
                   Other current assets                                            (2,578,580)       (202,632)
                   Other assets                                                      (140,739)        (20,000)
                   Discontinued operations                                                 --         471,770
                   Accounts payable                                                (2,876,584)     (1,339,038)
                   Accrued expenses                                                (1,339,915)     (1,008,080)
                   Deferred revenue                                                (1,029,798)        511,173
                   Other current liabilities                                       (1,465,049)        (68,150)
                                                                                 ------------    ------------
                      Net cash used by operating activities                        (7,123,157)     (1,068,289)
                                                                                 ------------    ------------

Cash flows From Investing Activities
     Purchases of furniture, equipment and leasehold improvements                  (1,295,128)     (2,538,590)
     Costs related to acquisition of business including cash acquired                  (2,253)        (94,293)
                                                                                 ------------    ------------
                      Net cash used by investing activities                        (1,297,381)     (2,632,883)
                                                                                 ------------    ------------
Cash Flows From Financing Activities
     Proceeds from common stock offering                                           20,257,962              --
     Exercise of warrants and options, net                                            355,344          99,568
     Proceeds from bank loans                                                       3,018,910      16,545,482
     Payments on bank loans                                                       (13,646,992)    (14,532,633)
     Payments on capital lease obligations                                            (17,669)        (38,807)
                                                                                 ------------    ------------
                      Net cash provided by financing activities                     9,967,555       2,073,610
                                                                                 ------------    ------------
Increase (decrease) in Cash and Cash Equivalents                                    1,547,017      (1,627,562)

Cash and Cash Equivalents at Beginning of Period                                    1,689,451       1,870,573

                                                                                 ------------    ------------
Cash and Cash Equivalents at End of Period                                       $  3,236,468    $    243,011
                                                                                 ============    ============
Supplement disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                    $     26,239    $     90,507
                                                                                 ============    ============
     Taxes                                                                       $         --    $     11,330
                                                                                 ============    ============

Non cash financing and investing activities:
During the three months ended March 31, 2001 the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $393,964.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

Note 2 -- Basis of Presentation

      The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation. The Company does not segregate or manage its operations by business segment.

Note 3 -- Effect of Recently Issued Accounting Standards

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

      With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill as of March 31, 2002 was $36,775,028. No amortization expense was recorded for the three-month period ended March 31, 2002. At present, the Company is currently assessing, but has not yet determined, the impact that the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

      In August 2001, The FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 supercedes FAS 121, but it retains FAS 121's fundamental provisions. It also amends Account Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

      FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has early adopted the provisions of FAS 144 as of December 31, 2001 to recognize discontinued business operations in its financial statements.

Note 4 -- Loss Per Share

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

                                                          Three Months Ended
                                                               March 31,
                                                       --------------------------
                                                          2002            2001
                                                       ----------      ----------
Weighted average shares outstanding                    28,323,809      17,327,577
Effect of dilutive options and warrants                        --              --
                                                       ----------      ----------
Weighted average shares outstanding
          including dilutive effect of securities      28,323,809      17,327,577
                                                       ==========      ==========

      Weighted average options and warrants to purchase 10,650,907 shares of common stock were outstanding during the three months ended March 31, 2002. Weighted average options and warrants to purchase 8,375,556 shares of common stock and preferred stock convertible into 2,115,000 common shares were outstanding during the three months ended March 31, 2001. These options, warrants and convertible preferred stock were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 5 -- Bank Loan Payable

      In June 2000, the Company entered into a $15,000,000 working capital credit facility with its asset-based lender. Under terms of the two-year agreement for this facility, loan availability is based on up to 75% of eligible accounts receivable and 50% of eligible inventory, subject to an inventory cap of $5,000,000. Borrowings bear interest at the lender's base rate plus 1/2% per annum. At March 31, 2002, the interest rate on the facility was 5.25%. The credit facility contains certain financial and operational covenants. For the period from January 1, 2002 through March 31, 2002 ("2002 First Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On April 30, 2002, the Company received a waiver from the lender regarding these requirements for the 2002 First Quarter. At March 31, 2002, there were no outstanding borrowings under this facility and the loan has been classified as current in the accompanying balance sheet because the facility matures in less than one year.

Note 6 -- Private Placement of Common Stock

      In January 2002, the Company raised net proceeds of $20.3 million in a private placement of 3,526,500 shares of its common stock at a price of $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection.

Note 7 -- Related Party Transaction

      In March 2002, Wire One made a recourse loan to Leo Flotron, our Chief Operating Officer and a member of our Board of Directors, in the amount of $69,960 with a 5.25% per annum rate of interest. We extended the loan to Mr. Flotron to enable him to exercise options (scheduled to expire imminently) to purchase 33,000 shares of common stock. Mr. Flotron is required to repay the loan from the proceeds of any sale of shares acquired by him in connection with his exercise of any Wire One stock option, but in no event later than one year after the loan was made.

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

Overview

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one market share leader, Polycom, Inc. ("Polycom"), which accounts for over 50% of the installed videoconferencing endpoints in the United States. In December 2000, we introduced our Glowpoint network service, providing our customers with two-way video communications with high quality of service. With the introduction of Glowpoint, we now offer our customers a single point of contact for all their video communications requirements. Furthermore, we believe Glowpoint is the first dedicated network to provide two-way video communications by utilizing a dedicated Internet protocol ("IP") backbone and broadband access.

The Company markets and sells its video communications products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 3,000 customers who collectively have approximately 17,000 videoconferencing endpoints.

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

In October 2001, we completed the sale of our voice communications business unit to Fairfield, N.J.-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The sale of our voice communications unit was aimed at enabling us to sharpen our focus on video solutions and on Glowpoint, our subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements.

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

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2002        2001
                                                             -----        -----
Revenues
     Video Solutions                                          95.6%        95.3%
     Video Network                                             4.4          4.7
                                                             -----        -----
                                                             100.0        100.0
                                                             -----        -----
Cost of revenues
     Video Solutions                                          71.2         66.4
     Video Network                                            88.2         75.4
                                                             -----        -----
                                                              72.0         66.8
                                                             -----        -----

Gross margin
     Video Solutions                                          28.8         33.6
     Video Network                                            11.8         24.6
                                                             -----        -----
                                                              28.0         33.2
                                                             -----        -----
Operating expenses
     Selling                                                  30.7         31.7
     General and administrative                                7.5          7.7
     Amortization of goodwill                                  0.0          3.6
                                                             -----        -----
Total operating expenses                                      38.2         43.0
                                                             -----        -----

Loss from continuing operations                              (10.2)        (9.8)
                                                             -----        -----

Other (income) expense
     Amortization of deferred financing costs                  0.0          0.1
     Interest income                                          (0.1)        (0.1)
     Interest expense                                          0.1          0.5
                                                             -----        -----
Total other expenses, net                                      0.0          0.5
                                                             -----        -----

Income tax (benefit) provision                                 0.0          0.0
                                                             -----        -----
Net loss from continuing operations                          (10.2)       (10.3)

Loss from discontinued operations                              0.0         (1.4)
                                                             -----        -----
Net loss                                                     (10.2)       (11.7)

Deemed dividends on series A convertible preferred stock       0.0          2.3
                                                             -----        -----
Net loss attributable to common stockholders                 (10.2)%      (14.0)%
                                                             =====        =====

Three Months Ended March 31, 2002 ("2002 period") Compared to Three Months Ended March 31, 2001 ("2001 period").

     NET REVENUES. The Company reported net revenues of $25.0 million for the 2002 period, an increase of $7.7 million, or 45%, over the $17.3 million in revenues reported for the 2001 period. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that approximately $3.0 million of the $7.7 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $4.7 million in revenues from AAC and Axxis accounted for the remainder of the growth.

     Video solutions -- Sales of video communications products and services were $23.9 million in the 2002 period, an increase of $7.4 million, or 45%, over the $16.5 million in the 2001 period. Management estimates that approximately $2.7 million of the $7.4 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $4.7 million in revenues from AAC and Axxis accounted for the remainder of the growth. The growth experienced in the 2002 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the Company operates.

     Video network -- Sales of video network services were $1.1 million in the 2002 period, an increase of $0.3 million, or 35%, over the $0.8 million in the 2001 period. Management estimates that approximately $0.4 million of the $0.3 million net increase in revenues for the 2002 period over the 2001 period related to growth resulting from the introduction of the Glowpoint network and a $0.1 million decrease in revenues from VTI's H.320 bridging service accounted for the remainder of the change.

     GROSS MARGINS. Gross margins were $7.0 million in the 2002 period, an increase of $1.3 million over the 2001 period. Gross margins decreased in the 2002 period to 28.0% of net revenues, as compared to 33.2% of net revenues in the 2001 period. This decrease resulted primarily from the decline in gross margin in the video solutions business from 33.6% to 28.8%. In the 2002 period, the Company experienced a continuation of a trend that has been experienced in recent quarters, namely, the overall competitive pressures in the video solutions business resulting from the relatively weak economy and downward pricing pressure instigated by heavy competition for orders.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, at $7.7 million in the 2002 period, were up $2.2 million from the $5.5 million reported for the 2001 period, but were down as a percentage of revenue from 31.7% in the 2001 period to 30.7% in the 2002 period. The decline was achieved as the Company continued to make investments in staff and related costs for the Glowpoint division and the video solutions business and increased its sales infrastructure with the acquisitions of AAC and Axxis.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.6 million in the 2002 period to $1.9 million as compared to $1.3 million for the 2001 period. General and administrative expenses as a percentage of net revenues for the 2002 period declined from 7.7% in the 2001 period to 7.5% in the 2002 period. Management continues to leverage the general and administrative infrastructure costs of its Executive, Finance, Legal and Human Resource groups over a greater revenue base.

     AMORTIZATION OF GOODWILL. Amortization expense was zero in the 2002 period as the Company implemented the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Amortization expense in the 2001 period was $0.6 million.

     OTHER (INCOME) EXPENSES. Other expenses decreased $63,000 to $21,000 in the 2002 period from $84,000 in the 2001 period. The principal component of this category, interest expense, decreased approximately $64,000 to $26,000 in the 2002 period from $90,000 in the 2001 period. The decline in interest expense resulted from paying down the outstanding balance under its bank line of credit from the proceeds of its $20.3 million common stock offering early in the 2002 period.

     DISCONTINUED OPERATIONS. With the sale of its voice communications business in the fourth quarter of 2001, the Company had no results from discontinued operations reported in the 2002 period. The Company incurred a loss from discontinued operations in the 2001 period of approximately $250,000. The loss from discontinued operations in the 2001 period resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

     NET LOSS. The Company reported a net loss attributable to common stockholders for the 2002 period of $(2.5) million, or $(.09) per diluted share, as compared to a net loss attributable to common stockholders of $(2.4) million, or $(.14) per diluted share for the 2001 period. The $(2.5) million net loss for the 2002 period primarily results from depreciation and amortization charges totaling $1.3 million and $0.9 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2002 period was $(1.2) million. The $(2.4) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $1.5 million, $0.4 million in deemed dividends on series A preferred stock, a $0.25 million loss on discontinued operations and $0.5 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2001 period was $(0.2) million.

Liquidity and Capital Resources

     At March 31, 2002, the Company had working capital of $33.5 million compared to $15.6 million at December 31, 2001, an increase of approximately 114.7%. The Company had $3.2 million in cash and cash equivalents at March 31, 2002 compared to $1.7 million at December 31, 2001. The $17.9 million increase in working capital resulted primarily from the January 2002 common stock offering of $20.3 million, less the $2.5 million net loss for the 2002 period.

     Net cash used in operating activities for the 2002 period was $(7.1) million as compared to net cash used in operations of $(1.1) million during the 2001 period. An increase in inventory of $0.6 million and decreases in accounts payable of $2.9 million, accrued expenses of $1.3 million, other current liabilities of $1.5 million and negative EBITDA of $1.2 million were the primary uses of operating cash in the 2002 period.

     Investing activities for the 2002 period included purchases of $1.3 million of network equipment and computer equipment and software, primarily for the Company's Glowpoint network.

     Financing activities in the 2002 period included the issuance of common stock in a private placement yielding net proceeds of $20.3 million and a net pay down of the Company's revolving credit line totaling $10.6 million.

     In January 2002, the Company raised net proceeds of $20.3 million in a private placement of 3,526,500 shares of its common stock at a price of $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection. $12.0 million of the proceeds from the offering were used to pay down its bank line of credit to zero. The remaining proceeds are being used to fund the continuing development and marketing of our Glowpoint video communications network and for general corporate purposes.

     We currently have a $15.0 million working capital credit facility with an asset-based lender. Borrowings under this facility bear interest at the lender's base rate plus 1/2% per annum. At March 31, 2002, there were no outstanding borrowings under this facility. The Company's credit facility contains certain financial and operational covenants. For the period from January 1, 2002 through March 31, 2002 ("2002 First Quarter"), the Company was in violation of the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On April 30, 2002, the Company received a waiver from the lender regarding these requirements for the 2002 First Quarter. At March 31, 2002, the loan has been classified as current in the accompanying balance sheet because this facility matures in less than one year.

     Management believes, based upon current circumstances, that it has adequate capital resources to support expected operating levels for the next twelve months.

Critical accounting policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

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

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and goodwill, when events and circumstances indicate that the carrying value of the assets and goodwill might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed these undiscounted cash flows, the related assets will be written down to fair value. There were no impairment losses recorded in any of the periods presented.

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

In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 supercedes FAS 121, but it retains FAS 121's fundamental provisions. It also amends Account Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2002, the Company raised net proceeds of $20.3 million in a private placement of 3,526,500 shares of its common stock at a price of $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        10     Material Agreements

        10.1   Amendment to Richard Reiss Employment Agreement

        10.2   Lease Agreement, Corporex Center, Miamisburg, Ohio

        10.3   First Amendment to Lease Agreement, Corporex Center, Miamisburg,
               Ohio

        10.4   Lewis Jaffe Employment Agreement

        10.5   Amendment to Michael Brandofino Employment Agreement

(b)  Reports on Form 8-K

     None

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRE ONE TECHNOLOGIES, INC.
                                              Registrant

Date: May 15, 2002             By:  /s/ Richard Reiss
                                    -----------------------------
                                    Richard Reiss, President and
                                    Chief Executive Officer

Date: May 15, 2002             By:  /s/ Christopher Zigmont
                                    -----------------------------
                                    Christopher Zigmont, Chief Financial Officer
                                    (principal financial and accounting officer)