Form 10-Q
period 2002-06-30
WIRE ONE TECHNOLOGIES INC
filed 2002-08-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

Yes |X|           No |_|

      The number of shares outstanding of the registrant's Common Stock as of August 9, 2002 was 28,955,051.

                           WIRE ONE TECHNOLOGIES, INC

                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements *
      Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001................................1
      Consolidated Statements of Operations
            For the Six Months and Three Months Ended June 30, 2002 and 2001..2 Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 2002 and 2001....................3
      Notes to Consolidated Financial Statements...............................4
Item 2. Management's  Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7
Item 3. Quantitative and Qualitative Disclosures About Market Risk............14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................14
Item 2. Changes in Securities and Use of Proceeds.............................14
Item 3. Defaults Upon Senior Securities.......................................14
Item 4. Submission of Matters to a Vote of Security Holders...................14
Item 5. Other Information.....................................................14
Item 6. Exhibits and Reports on Form 8-K......................................15
Signatures....................................................................16

* The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           WIRE ONE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2002  December 31, 2001
                                                                   -------------  -----------------
                                                                    (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                    $   7,362,531    $   1,689,451
      Accounts receivable-net                                         34,113,755       35,471,482
      Inventory                                                       11,217,767       10,218,796
      Other current assets                                             8,473,430        3,824,276
                                                                   -------------    -------------
           Total current assets                                       61,167,483       51,204,005

Furniture, equipment and leasehold improvements-net                   11,577,819       10,857,547
Goodwill-net                                                          42,558,509       42,163,844
Other assets                                                             699,227          274,089
                                                                   -------------    -------------
           Total assets                                            $ 116,003,038    $ 104,499,485
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank loan payable                                            $          --    $  10,628,082
      Accounts payable                                                14,302,332       12,297,914
      Accrued expenses                                                 4,091,324        3,218,890
      Deferred revenue                                                 6,256,387        7,898,277
      Other current liabilities                                               --        1,465,049
      Current portion of capital lease obligations                        37,426           56,912
                                                                   -------------    -------------
           Total current liabilities                                  24,687,469       35,565,124

Bank loan payable                                                      8,479,354               --
Capital lease obligations, less current portion                           13,129           25,696
                                                                   -------------    -------------
           Total liabilities                                          33,179,952       35,590,820
                                                                   -------------    -------------

Commitments

Stockholders' Equity:
      Preferred stock, $.0001 par value;
            5,000,000 shares authorized, none outstanding                     --               --
      Common Stock, $.0001 par value; 100,000,000 authorized;
            28,955,051 and 25,292,189 shares outstanding,
            respectively                                                   2,895            2,529
      Treasury stock                                                    (239,742)        (239,742)
      Additional paid-in capital                                     125,679,768      104,889,988
      Accumulated deficit                                            (42,619,835)     (35,744,110)
                                                                   -------------    -------------
           Total stockholders' equity                                 82,823,086       68,908,665
                                                                   -------------    -------------

                                                                   -------------    -------------
           Total liabilities and stockholders' equity              $ 116,003,038    $ 104,499,485
                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Six Months Ended June 30,      Three Months Ended June 30,
                                                           ----------------------------    ----------------------------
                                                               2002            2001            2002            2001
                                                           ------------    ------------    ------------    ------------
Revenues
     Video Solutions                                       $ 50,657,907    $ 35,819,593    $ 26,753,194    $ 19,315,214
     Video Network                                            2,357,977       1,821,690       1,258,556       1,010,020
                                                           ------------    ------------    ------------    ------------
                                                             53,015,884      37,641,283      28,011,750      20,325,234
                                                           ------------    ------------    ------------    ------------
Cost of revenues
     Video Solutions                                         36,773,956      23,913,516      19,744,587      12,953,018
     Video Network                                            2,175,847       1,390,000       1,206,306         778,000
                                                           ------------    ------------    ------------    ------------
                                                             38,949,803      25,303,516      20,950,893      13,731,018
                                                           ------------    ------------    ------------    ------------
Gross margin
     Video Solutions                                         13,883,951      11,906,077       7,008,607       6,362,196
     Video Network                                              182,130         431,690          52,250         232,020
                                                           ------------    ------------    ------------    ------------
                                                             14,066,081      12,337,767       7,060,857       6,594,216
                                                           ------------    ------------    ------------    ------------
Operating expenses
     Selling                                                 15,929,335      11,312,958       8,264,331       5,830,607
     General and administrative                               3,843,783       3,159,693       1,965,721       1,832,571
     Restructuring                                              960,000              --         960,000              --
     Amortization of goodwill                                        --       1,270,722              --         642,526
                                                           ------------    ------------    ------------    ------------
Total operating expenses                                     20,733,118      15,743,373      11,190,052       8,305,704
                                                           ------------    ------------    ------------    ------------

Loss from continuing operations                              (6,667,037)     (3,405,606)     (4,129,195)     (1,711,488)
                                                           ------------    ------------    ------------    ------------

Other (income) expense
     Amortization of deferred financing costs                    59,695          21,761          45,938          12,379
     Interest income                                            (58,132)        (40,052)        (38,802)        (24,112)
     Interest expense                                           105,786         317,866          79,547         227,359
                                                           ------------    ------------    ------------    ------------
Total other expenses, net                                       107,349         299,575          86,683         215,626
                                                           ------------    ------------    ------------    ------------

Net loss from continuing operations                          (6,774,386)     (3,705,181)     (4,215,878)     (1,927,114)

Income (loss) from discontinued operations                     (101,339)       (105,460)       (101,339)        144,382

                                                           ------------    ------------    ------------    ------------
Net loss                                                     (6,875,725)     (3,810,641)     (4,317,217)     (1,782,732)

Deemed dividends on series A convertible preferred stock             --       4,433,904              --       4,039,940

                                                           ------------    ------------    ------------    ------------
Net loss attributable to common stockholders               $ (6,875,725)   $ (8,244,545)   $ (4,317,217)   $ (5,822,672)
                                                           ============    ============    ============    ============

Net loss per share
     Basic                                                 $      (0.24)   $      (0.46)   $      (0.15)   $      (0.32)
                                                           ============    ============    ============    ============
     Diluted                                               $      (0.24)   $      (0.46)   $      (0.15)   $      (0.32)
                                                           ============    ============    ============    ============

Weighted average number of diluted common shares
     Basic                                                   28,632,548      17,752,240      28,934,509      18,176,663
                                                           ============    ============    ============    ============
     Diluted                                                 28,632,548      17,752,240      28,934,509      18,176,663
                                                           ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                     ----------------------------
                                                                                         2002            2001
                                                                                     ------------    ------------
Cash flows from Operating Activities:
       Net loss                                                                      $ (6,875,725)   $ (3,810,641)
       Adjustments to reconcile net loss to net cash used in operating activities:
                 Depreciation and amortization                                          2,572,750       2,947,963
                 Non cash compensation                                                    160,690         217,726
                 Discontinued operations                                                       --         105,460
                 Increase (decrease) in cash attributable to changes in assets and liabilities:
                           Accounts receivable                                          1,357,727      (3,003,248)
                           Inventory                                                   (1,393,635)         64,103
                           Other current assets                                        (4,883,513)       (456,755)
                           Other assets                                                  (484,832)       (121,821)
                           Discontinued operations                                             --          (3,487)
                           Accounts payable                                             2,004,417       1,184,380
                           Accrued expenses                                               872,434        (807,200)
                           Deferred revenue                                            (1,641,890)        522,406
                           Other current liabilities                                   (1,465,049)         44,807
                                                                                     ------------    ------------
                                Net cash used in operating activities                  (9,776,626)     (3,116,307)
                                                                                     ------------    ------------
Cash flows From Investing Activities
       Purchases of furniture, equipment and leasehold improvements                    (2,998,969)     (4,255,531)
       Costs related to acquisition of business including cash acquired                        --        (144,118)
                                                                                     ------------    ------------
                                Net cash used by investing activities                  (2,998,969)     (4,399,649)
                                                                                     ------------    ------------
Cash Flows From Financing Activities
       Proceeds from common stock offering                                             20,257,962              --
       Issuance of common stock for cash assets of GeoVideo                                    --       2,500,000
       Exercise of warrants and options, net                                              371,494         313,378
       Proceeds from bank loans                                                        11,498,264      38,099,731
       Payments on bank loans                                                         (13,646,992)    (34,221,298)
       Payments on capital lease obligations                                              (32,053)        (62,647)
                                                                                     ------------    ------------
                                Net cash provided by financing activities              18,448,675       6,629,164
                                                                                     ------------    ------------
Increase (decrease) in Cash and Cash Equivalents                                        5,673,080        (886,792)

Cash and Cash Equivalents at Beginning of Period                                        1,689,451       1,870,573
                                                                                     ------------    ------------
Cash and Cash Equivalents at End of Period                                           $  7,362,531    $    983,781
                                                                                     ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                                      $    105,786    $    317,866
                                                                                     ============    ============
       Taxes                                                                         $         --    $      2,274
                                                                                     ============    ============

Non cash financing and investing activities:

During the six months ended June 30, 2001, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904.

On June 4, 2001, the Company acquired the non-cash assets of GeoVideo Networks,
      Inc. for non-cash consideration of $2,500,000.

During the six months ended June 30, 2001, the Company issued 3,017,143 shares of $0.0001 par value common stock in exchange for 2,115 shares of Series A mandatorily redeemable, convertible preferred stock. Based on the average conversion price of $4.91 per share, the total value attributable to the common stock was $14,805,000.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amount of the resulting goodwill as of June 30, 2002 was $36,775,028. No amortization expense was recorded in the six-month period ended June 30, 2002. Acquisitions occurring subsequent to July 1, 2001 have been accounted for using the purchase method of accounting. The Company is in the process of obtaining appraisals of the assets acquired for the purpose of allocating the purchase price to all tangible and intangible assets acquired. We have determined that our business consists of two reporting units for purposes of assessing existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of FAS 142 and deemed a potential impairment exists. We are in the process of quantifying the impairment (Step 2 of FAS 142) and expect to complete the process in the third quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried at $42,588,509.

The effect on 2001 reported net loss attributable to common stockholders and net loss per share excluding goodwill amortization is as follows:

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                            2002              2001             2002             2001
                                                            ----              ----             ----             ----
Reported net loss attributable to common stockholders   $  (6,875,725)   $  (8,244,545)   $  (4,317,217)   $  (5,822,672)

Goodwill amortization                                              --        1,270,722               --          642,526

                                                        -------------    -------------    -------------    -------------
Adjusted net loss attributable to common stockholders   $  (6,875,725)   $  (6,973,823)   $  (4,317,217)   $  (5,180,146)
                                                        =============    =============    =============    =============


Reported net loss per share                             $       (0.24)   $       (0.46)   $       (0.15)   $       (0.32)

Goodwill amortization                                              --             0.07               --             0.04

                                                        -------------    -------------    -------------    -------------
Adjusted net loss per share                             $       (0.24)   $       (0.39)   $       (0.15)   $       (0.28)
                                                        =============    =============    =============    =============

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

                                                                   Six Months Ended          Three Months Ended
                                                                       June 30,                   June 30,
                                                                ---------------------     ------------------------
                                                                2002          2001           2002           2001
                                                                -----        -----           -----         -----
Weighted average shares outstanding .........................  28,632,548  17,752,240     28,934,509    18,176,663
Effect of dilutive options and warrants .....................      --          --              --          --
                                                               ----------  ----------     ----------    ----------
Weighted average shares outstanding
      including dilutive effect of securities ...............  28,632,548  17,752,240     28,934,509    18,176,663
                                                               ==========  ==========     ==========    ==========

Weighted average options and warrants to purchase 10,619,267 and 10,587,974 shares of common stock were outstanding during the six months and three months ended June 30, 2002. Weighted average options and warrants to purchase 8,790,872 and 8,917,689 shares of common stock were outstanding during the six months ended June 30, 2001. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 5 -- Bank Loan Payable

In May 2002, the Company entered into a $25,000,000 working capital credit facility with an asset-based lender. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $3,000,000. Borrowings bear interest at the lender's base rate plus 3/4% per annum. At June 30, 2002, the interest rate on the facility was 5.50%. The credit facility contains certain financial and operational covenants. For the six month period ended June 30, 2002, the Company was in violation of the covenant requiring the Company to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target. On July 30, 2002, the Company received a waiver from the lender regarding this requirement as part of an amendment to the credit agreement. At June 30, 2002, $8,479,354 was outstanding under this facility and the loan has been classified as long-term in the accompanying balance sheet because the facility matures in more than one year.

Note 6 - Restructuring Charge

During the three month period ended June 30, 2002, the Company recorded a restructuring charge of $960,000. The significant components of the restructuring charge are as follows:

       Employee termination costs                           $500,000.00
       Facility exit costs                                   460,000.00
                                                            -----------
                                                            $960,000.00
                                                            ===========

The employee termination costs relate to 84 employees and officers of the Company, including Lewis Jaffe, President of the Company, who relinquished his day-to-day operating responsibilities following the implementation of a cost savings plan targeted to save approximately $7 million of operating expenses on an annual basis. The facility exit costs relate to the closing or downsizing of 19 sales offices.

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

The Company markets and sells its video communications products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 3,000 customers who collectively have approximately 18,500 videoconferencing endpoints.

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

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)

                                                           Six Months Ended June 30,  Three Months Ended June 30,
                                                           -------------------------  ---------------------------
                                                              2002          2001          2002          2001
                                                           ----------    -----------   ----------    ------------
Revenues
     Video Solutions                                             95.6%         95.2%         95.5%         95.0%
     Video Network                                                4.4%          4.8%          4.5%          5.0%
                                                           ----------    ----------    ----------    ----------
                                                                100.0%        100.0%        100.0%        100.0%
                                                           ----------    ----------    ----------    ----------
Cost of revenues
     Video Solutions                                             72.6%         66.8%         73.8%         67.1%
     Video Network                                               92.3%         76.3%         95.8%         77.0%
                                                           ----------    ----------    ----------    ----------
                                                                 73.5%         67.2%         74.8%         67.6%
                                                           ----------    ----------    ----------    ----------
Gross margin
     Video Solutions                                             27.4%         33.2%         26.2%         32.9%
     Video Network                                                7.7%         23.7%          4.2%         23.0%
                                                           ----------    ----------    ----------    ----------
                                                                 26.5%         32.8%         25.2%         32.4%
                                                           ----------    ----------    ----------    ----------
Operating expenses
     Selling                                                     30.0%         30.1%         29.5%         28.7%
     General and administrative                                   7.3%          8.4%          7.0%          9.0%
     Restructuring                                                1.8%          0.0%          3.4%          0.0%
     Amortization of goodwill                                     0.0%          3.3%          0.0%          3.1%
                                                           ----------    ----------    ----------    ----------
Total operating expenses                                         39.1%         41.8%         39.9%         40.8%
                                                           ----------    ----------    ----------    ----------

Loss from continuing operations                                (12.6)%         (9.0)%       (14.7)%        (8.4)%
                                                           ----------    ----------    ----------    ----------

Other (income) expense
     Amortization of deferred financing costs                     0.1%          0.1%          0.2%          0.1%
     Interest income                                             (0.1)%        (0.1)%        (0.1)%        (0.1)%
     Interest expense                                             0.2%          0.8%          0.3%          1.1%
                                                           ----------    ----------    ----------    ----------
Total other expenses, net                                         0.2%          0.8%          0.4%          1.1%
                                                           ----------    ----------    ----------    ----------

Net loss from continuing operations                             (12.8)%        (9.8)%       (15.1)%        (9.5)%

Income (loss) from discontinued operations                       (0.2)%        (0.3)%        (0.4)%         0.7%
                                                           ----------    ----------    ----------    ----------
Net loss                                                        (13.0)%       (10.1)%       (15.5)%        (8.8)%

Deemed dividends on series A convertible preferred stock          0.0%         11.8%          0.0%         19.9%

                                                           ----------    ----------    ----------    ----------
Net loss attributable to common stockholders                    (13.0)%       (21.9)%       (15.5)%       (28.7)%
                                                           ==========    ==========    ==========    ==========

Six Months Ended June 30, 2002 ("2002 period") Compared to Six Months Ended June 30, 2001 ("2001 period") and Three Months Ended June 30, 2002 ("June 2002 quarter") Compared to Three Months Ended June 30, 2001 ("June 2001 quarter").

      NET REVENUES. The Company reported net revenues of $53.0 million for the 2002 period, an increase of $15.4 million, or 41%, over the $37.6 million in revenues reported for the 2001 period. Net revenues of $28.0 million for the June 2002 quarter represent an increase of $7.7 million, or 37.8%, over the $20.3 million reported for the June 2001 quarter. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that approximately $6.0 million of the $15.4 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $9.4 million in revenues from AAC and Axxis accounted for the remainder of the growth. Approximately $3.0 million of the $7.7 million increase in revenues for the June 2002 quarter over the June 2001 quarter related to the core businesses in existence before contributions from AAC and Axxis and $4.7 million in revenues from AAC and Axxis accounted for remainder of the growth.

      Video solutions -- Sales of video communications products and services were $50.6 million in the 2002 period, an increase of $14.8 million, or 41.4%, over the $35.8 million in the 2001 period. Net revenues of $26.7 million for the June 2002 quarter represent an increase of $7.4 million, or 38.5%, over the $19.3 million reported for the June 2001 quarter. Management estimates that approximately $5.4 million of the $14.8 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $9.4 million in revenues from AAC and Axxis accounted for the remainder of the growth. The growth experienced in the 2002 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the Company operates, with particular strength experienced in the state and local government and education sectors. Approximately $2.7 million of the $7.4 million increase in revenues for the June 2002 quarter over the June 2001 quarter related to the core businesses in existence before contributions from AAC and Axxis and $4.7 million in revenues from AAC and Axxis accounted for the remainder of the growth.

      Video network -- Sales of video network services were $2.4 million in the 2002 period, an increase of $0.6 million, or 29.4%, over the $1.8 million in the 2001 period. Net revenues of $1.3 million for the June 2002 quarter represent an increase of $0.3, or 24.6%, over the $1.0 million reported for the June 2001 quarter. Management estimates that approximately $0.8 million of the $0.5 million net increase in revenues for the 2002 period over the 2001 period related to growth resulting from the introduction of the Glowpoint network and a $0.3 million decrease in revenues from VTI's H.320 bridging service accounted for the remainder of the change.

      GROSS MARGINS. Gross margins were $14.0 million in the 2002 period, an increase of $1.7 million over the $12.3 million in the 2001 period. Gross margins decreased in the 2002 period to 26.5% of net revenues, as compared to 32.8% of net revenues in the 2001 period. Gross margins were $7.1 million in the June 2002 quarter, an increase of $0.5 million over the $6.6 million in the June 2001 quarter. Gross margins decreased in the June 2002 quarter to 25.2% of net revenues, as compared to 32.4% of net revenues in the June 2001 quarter. In the 2002 period and the June 2002 quarter, the Company experienced a continuation of a trend that has been experienced in recent quarters, namely, heightened competitive pressure in the video solutions business resulting from the relatively weak economy and downward pricing pressure instigated by heavy competition for orders.

      SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, at $15.9 million in the 2002 period, were up $4.6 million from the $11.3 million reported for the 2002 period, but were down as a percentage of revenue from 30.1% in the 2001 period to 30.0% in the 2002 period. Selling expenses increased $2.4 million to $8.2 million, in the June 2002 quarter to 29.5% of revenue from $5.8 million, or 28.7% of revenue for the 2001 quarter. The year to date decline in expenses as a percentage of revenue was achieved as the Company continued to make investments in staff and related costs for the Glowpoint division and the video solutions business and increased its AV custom integration business with the acquisitions of AAC and Axxis.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.7 million in the 2002 period to $3.8 million as compared to $3.1 million for the 2001 period. General and administrative expenses as a percentage of net revenues for the 2002 period declined from 8.4% in the 2001 period to 7.3% in the 2002 period. General and administrative expenses increased $0.1 million to $1.9 million in the June 2002 quarter from $1.8 million for the June 2001 quarter but declined as a percentage of net revenue from 9.0% in the 2001 quarter to 7.0% in the 2002 quarter. Management continues to leverage the general and administrative infrastructure costs of its Executive, Finance, Legal and Human Resource groups over a greater revenue base.

      RESTRUCTURING. A restructuring charge of $960,000 was recorded in the June 2002 quarter. Approximately half of the charge related to the costs of vacating certain sales offices with the other half related to severance and other personnel-related costs. This restructuring charge is being taken to position the Company to realize approximately $7 million in annual operating expense savings.

      AMORTIZATION OF GOODWILL. Amortization expense was zero in the 2002 period as the Company implemented the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Amortization expense was $1.3 million in the 2001 period and $0.6 million for the June 2001 quarter.

      OTHER (INCOME) EXPENSES. Other expenses decreased $192,000 to $107,000 in the 2002 period from $299,000 in the 2001 period. The principal component of this category, interest expense, decreased approximately $212,000 to $106,000 in the 2002 period from $318,000 in the 2001 period. The decline in interest expense resulted from paying down the outstanding balance under its prior bank line of credit from the proceeds of its $20.3 million common stock offering early in the 2002 period. For the June 2002 quarter, other expenses decreased $129,000 to $87,000 from $216,000 in the June 2001 quarter.

      DISCONTINUED OPERATIONS. As a result of some post-closing adjustments related to the sale of its voice communications business, the Company incurred a $101,000 loss from discontinued operations in the 2002 period. The Company incurred a loss from discontinued operations in the 2001 period of approximately $105,000. The loss from discontinued operations in the 2001 period resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

      NET LOSS. The Company reported a net loss attributable to common stockholders for the 2002 period of $(6.9) million, or $(.24) per diluted share, as compared to a net loss attributable to common stockholders of $(8.3) million, or $(.46) per diluted share for the 2001 period. The $(6.9) million net loss for the 2002 period primarily results from depreciation and amortization charges totaling $2.6 million and $2.0 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2002 period was $(3.0) million. The $(8.2) million net loss for the 2001 period primarily results from depreciation and amortization charges totaling $2.9 million, $4.4 million in deemed dividends on series A preferred stock, and $1.0 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2001 period was $(0.2) million.

Liquidity and Capital Resources

      At June 30, 2002, the Company had working capital of $36.5 million compared to $15.6 million at December 31, 2001, an increase of approximately 133.3%. The Company had $7.4 million in cash and cash equivalents at June 30, 2002 compared to $1.7 million at December 31, 2001. The $20.9 million increase in working capital resulted primarily from the January 2002 common stock offering of $20.3 million, the reclassification of $8.5 million of bank debt from current to long-term and, the $6.9 million net loss for the 2002 period.

      Net cash used in operating activities for the 2002 period was $(9.8) million as compared to net cash used in operations of $(3.1) million during the 2001 period. Increases in other current assets of $4.9 million and inventory of $1.4 million and a cash loss from operations of $4.1 million were the primary uses of operating cash in the 2002 period.

      Investing activities for the 2002 period included purchases of $3.0 million of network equipment and computer equipment and software, primarily for the Company's Glowpoint network.

      Financing activities in the 2002 period included the issuance of common stock in a public offering under a shelf registration yielding net proceeds of $20.3 million and a net pay down of the Company's revolving credit line totaling $2.1 million.

      In May 2002, the Company entered into a $25 million working capital credit facility with an asset based lender. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $3 million. Borrowings bear interest at the lender's base rate plus 3/4% per annum. At June 30, 2002, $8.5 million was outstanding under this facility and the loan has been classified as non-current in the accompanying balance sheet because the facility matures in more than one year. The credit facility contains certain financial and operational covenants. For the six month period ended June 30, 2002, the Company was in violation of the covenant requiring the Company to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target. On July 30, 2002, the Company received a waiver from the lender regarding this requirement as part of an amendment to the credit agreement.

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

With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amount of the resulting goodwill as of June 30, 2002 was $36,775,028. No amortization expense was recorded in the six-month period ended June 30, 2002. Acquisitions occurring subsequent to July 1, 2001 have been accounted for using the purchase method of accounting. The Company is in the process of obtaining appraisals of the assets acquired for the purpose of allocating the purchase price to all tangible and intangible assets acquired. We have determined that our business consists of two reporting units for purposes of assessing existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of FAS 142 and deemed a potential impairment exists. We are in the process of quantifying the impairment (Step 2 of FAS 142) and expect to complete the process in the third quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment which could range from $0 to the entire goodwill being carried at $42,588,509.

The effect on 2001 reported net loss attributable to common stockholders and net loss per share excluding goodwill amortization is as follows:

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                            2002              2001             2002             2001
                                                            ----              ----             ----             ----
Reported net loss attributable to common stockholders   $  (6,875,725)   $  (8,244,545)   $  (4,317,217)   $  (5,822,672)

Goodwill amortization                                              --        1,270,722               --          642,526

                                                        -------------    -------------    -------------    -------------
Adjusted net loss attributable to common stockholders   $  (6,875,725)   $  (6,973,823)   $  (4,317,217)   $  (5,180,146)
                                                        =============    =============    =============    =============


Reported net loss per share                             $       (0.24)   $       (0.46)   $       (0.15)   $       (0.32)

Goodwill amortization                                              --             0.07               --             0.04

                                                        -------------    -------------    -------------    -------------
Adjusted net loss per share                             $       (0.24)   $       (0.39)   $       (0.15)   $       (0.28)
                                                        =============    =============    =============    =============

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

      We maintain borrowings under a $25 million working capital credit facility with an asset based lender that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to the Company.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting ("Annual Meeting") of Stockholders of Wire One Technologies, Inc. was held on May 23, 2002.

      The 24,916,903 shares of Common Stock ("Common Stock") present at the Annual Meeting out of a then total of 28,933,801 shares outstanding and entitled to vote acted as follows with respect to the following proposals with the following results:

      Proposal 1. (a) The election of Richard Reiss to the Board of Directors was approved:

              FOR               AGAINST                ABSTAIN
           24,657,436           259,467                   0

      (b) The election of Dean Hiltzik to the Board of Directors was approved:

              FOR               AGAINST                ABSTAIN
           24,584,308           332,595                   0

      (c) The election of Lewis Jaffe to the Board of Directors was approved:

              FOR               AGAINST                ABSTAIN
           24,593,092           323,811                   0

      Proposal 2. The amendment to the 2000 Stock Incentive Plan was approved:

              FOR               AGAINST                ABSTAIN
           22,459,719         2,428,849                28,335

      Proposal 3. The ratification of the appointment of BDO Seidman as independent auditors was approved:

              FOR               AGAINST                ABSTAIN
           24,849,585            49,053                18,265

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10    Material Agreements

      10.1 Amendment Agreement No. 1 to the Credit Agreement with JPMorgan Chase Bank

      10.2  Amendment to Richard Reiss Employment Agreement

      10.3  Amendment to Leo Flotron Employment Agreement

      10.4  Amendment to Jonathan Birkhahn Employment Agreement

      10.5  Amendment to Christopher Zigmont Employment Agreement

      10.6  Amendment to Michael Brandofino Employment Agreement

      10.7  Amendment to Kelly Harman Employment Agreement

      10.8  Lewis Jaffe Consulting Agreement

      99.1  CEO Certification

      99.2  CFO Certification

(b)   Reports on Form 8-K

      Current Report on Form 8-K (File No. 000-25940) related to the Company's new $25 million, three-year senior secured revolving credit facility with JPMorgan Chase Bank filed on June 10, 2002 and incorporated herein by reference.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRE ONE TECHNOLOGIES, INC.
                                       Registrant

Date: August 14, 2002          By:  /s/ Richard Reiss
                                    --------------------------
                                    Richard Reiss, Chief Executive Officer

Date: August 14, 2002          By:  /s/ Christopher Zigmont
                                    --------------------------
                                    Christopher Zigmont, Chief Financial Officer
                                    (principal financial and accounting officer)