Form 10-Q
period 2002-09-30
WIRE ONE TECHNOLOGIES INC
filed 2002-11-15
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Yes |X|  No |_|

The number of shares outstanding of the registrant's Common Stock as of November 9, 2002 was 28,971,551.

                           WIRE ONE TECHNOLOGIES, INC

                                      Index

PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements *
        Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001 .................................    1
        Consolidated Statements of Operations
           For the Nine Months and  Three Months Ended September 30, 2002 and 2001 ..    2
        Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2002 and 2001 ....................    3
        Notes to Consolidated Financial Statements ..................................    4
Item 2. Management's  Discussion and Analysis of Financial Condition
           and Results of Operations ................................................    7
Item 3. Quantitative and Qualitative Disclosures About Market Risk ..................   14
Item 4. Controls and Procedures .....................................................   14
PART II. OTHER INFORMATION
Item 1. Legal Proceedings ...........................................................   15
Item 2. Changes in Securities and Use of Proceeds ...................................   15
Item 3. Defaults Upon Senior Securities .............................................   15
Item 4. Submission of Matters to a Vote of Security Holders .........................   15
Item 5. Other Information ...........................................................   15
Item 6. Exhibits and Reports on Form 8-K ............................................   15
Signatures ..........................................................................   16

* The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets

                                                                   September 30, 2002    December 31, 2001
                                                                   ------------------    -----------------
                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..................................     $   4,829,495         $   1,689,451
    Accounts receivable-net ....................................        26,326,638            35,471,482
    Inventory ..................................................        11,791,287            10,218,796
    Other current assets .......................................         9,814,449             3,824,276
                                                                     -------------         -------------
              Total current assets .............................        52,761,869            51,204,005
Furniture, equipment and leasehold improvements-net ............        12,392,466            10,857,547
Goodwill-net ...................................................        42,558,509            42,163,844
Other assets ...................................................           731,588               274,089
                                                                     -------------         -------------
              Total assets .....................................     $ 108,444,432         $ 104,499,485
                                                                     =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loan payable ..........................................     $          --         $  10,628,082
    Accounts payable ...........................................        11,886,723            12,297,914
    Accrued expenses ...........................................         2,281,417             3,218,890
    Deferred revenue ...........................................         6,791,246             7,898,277
    Other current liabilities ..................................                --             1,465,049
    Current portion of capital lease obligations ...............            31,650                56,912
                                                                     -------------         -------------
              Total current liabilities ........................        20,991,036            35,565,124
Bank loan payable ..............................................         8,940,691                    --
Capital lease obligations, less current portion ................             6,565                25,696
                                                                     -------------         -------------
              Total liabilities ................................        29,938,292            35,590,820
                                                                     -------------         -------------
Commitments
Stockholders' Equity:
    Preferred stock, $.0001 par value;
                5,000,000 shares authorized, none outstanding ..                --                    --
    Common Stock, $.0001 par value; 100,000,000 authorized;
                28,971,551 and 25,292,189 shares outstanding,
                respectively ...................................             2,895                 2,529
    Treasury stock .............................................          (239,742)             (239,742)
    Additional paid-in capital .................................       125,748,727           104,889,988
    Accumulated deficit ........................................       (47,005,740)          (35,744,110)
                                                                     -------------         -------------
              Total stockholders' equity .......................        78,506,140            68,908,665
                                                                     -------------         -------------
              Total liabilities and stockholders' equity .......     $ 108,444,432         $ 104,499,485
                                                                     =============         =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended Sept. 30,        Three Months Ended Sept. 30,
                                                         ------------------------------      ------------------------------
                                                             2002              2001              2002              2001
                                                         ------------      ------------      ------------      ------------
Revenues
    Video Solutions ................................     $ 72,620,758      $ 57,471,787      $ 21,962,851      $ 21,650,787
    Video Network ..................................        3,883,471         2,483,798         1,525,494           664,194
                                                         ------------      ------------      ------------      ------------
                                                           76,504,229        59,955,585        23,488,345        22,314,981
                                                         ------------      ------------      ------------      ------------
Cost of revenues
    Video Solutions ................................       53,658,725        39,265,069        16,884,770        15,352,068
    Video Network ..................................        3,616,072         2,008,506         1,440,224           618,507
                                                         ------------      ------------      ------------      ------------
                                                           57,274,797        41,273,575        18,324,994        15,970,575
                                                         ------------      ------------      ------------      ------------
Gross margin
    Video Solutions ................................       18,962,033        18,206,718         5,078,081         6,298,719
    Video Network ..................................          267,399           475,292            85,270            45,687
                                                         ------------      ------------      ------------      ------------
                                                           19,229,432        18,682,010         5,163,351         6,344,406
                                                         ------------      ------------      ------------      ------------
Operating expenses
    Selling ........................................       23,467,390        17,422,226         7,538,055         6,109,456
    General and administrative .....................        5,691,746         4,818,610         1,847,963         1,658,918
    Restructuring ..................................          960,000                --                --                --
    Amortization of goodwill .......................               --         2,000,564                --           729,841
                                                         ------------      ------------      ------------      ------------
Total operating expenses ...........................       30,119,136        24,241,400         9,386,018         8,498,215
                                                         ------------      ------------      ------------      ------------
Loss from continuing operations ....................      (10,889,704)       (5,559,390)       (4,222,667)       (2,153,809)
                                                         ------------      ------------      ------------      ------------

Other (income) expense
    Amortization of deferred financing costs .......          106,456            62,735            46,762            40,974
    Interest income ................................          (68,045)          (56,817)           (9,913)          (16,765)
    Interest expense ...............................          182,176           445,950            76,389           128,084
                                                         ------------      ------------      ------------      ------------
Total other expenses, net ..........................          220,587           451,868           113,238           152,293
                                                         ------------      ------------      ------------      ------------
Income tax provision ...............................               --           200,000                --           200,000
                                                         ------------      ------------      ------------      ------------

Net loss from continuing operations ................      (11,110,291)       (6,211,258)       (4,335,905)       (2,506,102)
Loss from discontinued operations ..................         (151,339)         (247,907)          (50,000)         (142,421)
                                                         ------------      ------------      ------------      ------------
Net loss ...........................................      (11,261,630)       (6,459,165)       (4,385,905)       (2,648,523)
Deemed dividends on series A convertible
 preferred stock ...................................               --         4,433,904                --                --
                                                         ------------      ------------      ------------      ------------
Net loss attributable to common stockholders .......     $(11,261,630)     $(10,893,069)     $ (4,385,905)     $ (2,648,523)
                                                         ============      ============      ============      ============

Net loss from continuing operations per share
    (basic and diluted).............................     $      (0.39)     $      (0.32)     $      (0.15)     $      (0.11)
                                                         ============      ============      ============      ============
Loss from discontinued operations per share
    (basic and diluted).............................     $       0.00      $      (0.01)     $       0.00      $       0.00
                                                         ============      ============      ============      ============
Deemed dividends per share (basic and diluted)......     $       0.00      $      (0.23)     $       0.00      $       0.00
                                                         ============      ============      ============      ============
Net loss per share (basic and diluted)..............     $      (0.39)     $      (0.56)     $      (0.15)     $      (0.11)
                                                         ============      ============      ============      ============
Weighted average number of common shares
    (basic and diluted).............................       28,731,560        19,570,351        28,942,177        23,146,204
                                                         ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                            2002              2001
                                                                                        -------------------------------
Cash F1ows From Operating Activities:
    Net loss ......................................................................     $(11,261,630)     $ (6,459,165)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...............................................        3,917,624         4,718,478
      Non cash compensation .......................................................          230,409           326,589
      Deferred income taxes .......................................................               --           200,000
      Discontinued operations .....................................................          151,339           247,907
      Increase (decrease) in cash attributable to changes in assets and liabilities:
          Accounts receivable .....................................................        9,144,844        (5,512,323)
          Inventory ...............................................................       (2,774,005)       (2,461,051)
          Other current assets ....................................................       (6,359,056)         (926,651)
          Other assets ............................................................         (563,955)          (81,663)
          Discontinued operations .................................................               --         1,100,210
          Accounts payable ........................................................       (1,134,620)          (72,793)
          Accrued expenses ........................................................         (937,473)         (865,473)
          Deferred revenue ........................................................       (1,107,031)          162,842
          Other current liabilities ...............................................       (1,465,049)         (900,756)
                                                                                        ------------      ------------
              Net cash used in operating activities ...............................      (12,158,603)      (10,523,849)
                                                                                        ------------      ------------
Cash Flows From Investing Activities
    Purchases of furniture, equipment and leasehold improvements ..................       (3,598,265)       (5,393,589)
    Costs related to acquisition of business including cash acquired ..............               --            66,468
                                                                                        ------------      ------------
              Net cash used by investing activities ...............................       (3,598,265)       (5,327,121)
                                                                                        ------------      ------------
Cash Flows From Financing Activities
    Proceeds from common stock offering ...........................................       20,257,962        10,069,328
    Issuance of common stock for cash assets of GeoVideo ..........................               --         2,500,000
    Exercise of warrants and options, net .........................................          370,735           738,872
    Proceeds from bank loans ......................................................       47,072,644        62,199,731
    Payments on bank loans ........................................................      (48,760,035)      (55,770,350)
    Payments on capital lease obligations .........................................          (44,394)          (87,845)
                                                                                        ------------      ------------
              Net cash provided by financing activities ...........................       18,896,912        19,649,736
                                                                                        ------------      ------------
Increase in Cash and Cash Equivalents .............................................        3,140,044         3,798,766
Cash and Cash Equivalents at Beginning of Period ..................................        1,689,451         1,870,573
                                                                                        ------------      ------------
Cash and Cash Equivalents at End of Period ........................................     $  4,829,495      $  5,669,339
                                                                                        ============      ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest ......................................................................     $    182,176      $    445,950
                                                                                        ============      ============
    Taxes .........................................................................     $         --      $     13,387
                                                                                        ============      ============

Non cash financing and investing activities:

During the nine months ended September 30, 2001, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904.

On June 4, 2001, the Company acquired the non-cash assets of GeoVideo
    Networks, Inc. for non-cash consideration of $2,500,000.

During the nine months ended September 30, 2001, the Company issued 3,017,143 shares of $0.0001 par value common stock in exchange for 2,115 shares of Series A mandatorily redeemable, convertible preferred stock. Based on the average conversion price of $4.91 per share, the total value attributable to the common stock was $14,805,000.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amount of the resulting goodwill as of September 30, 2002 was $36,775,028. No amortization expense was recorded in the nine-month period ended September 30, 2002. Acquisitions occurring subsequent to July 1, 2001 have been accounted for using the purchase method of accounting. The Company is in the process of obtaining appraisals of the assets acquired for the purpose of allocating the purchase price to all tangible and intangible assets acquired. We have determined that our business consists of two reporting units for purposes of assessing existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of FAS 142 and deemed a potential impairment exists. We are in the process of quantifying the impairment (Step 2 of FAS 142) and expect to complete the process in the fourth quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried at $42,588,509.

The effect on 2001 reported net loss attributable to common stockholders and net loss per share excluding goodwill amortization is as follows:

                                              Nine Months Ended Sept. 30,            Three Months Ended Sept. 30,
                                               2002                2001                2002                2001
                                          --------------      --------------      --------------      --------------
Reported net loss attributable to
  common stockholders ...............     $  (11,261,630)     $  (10,893,069)     $   (4,385,905)     $   (2,648,523)
Goodwill amortization ...............                 --           2,000,564                  --             729,841
                                          --------------      --------------      --------------      --------------
Adjusted net loss attributable to
  common stockholders ...............     $  (11,261,630)     $   (8,892,505)     $   (4,385,905)     $   (1,918,682)
                                          ==============      ==============      ==============      ==============

Reported net loss per share .........     $        (0.39)     $        (0.56)     $        (0.15)     $        (0.11)
Goodwill amortization ...............                 --                0.11                  --                0.03
                                          --------------      --------------      --------------      --------------
Adjusted net loss per share .........     $        (0.39)     $        (0.45)     $        (0.15)     $        (0.08)
                                          ==============      ==============      ==============      ==============

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

In July 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

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

                                                        Nine Months Ended            Three Months Ended
                                                          September 30,                 September 30,
                                                    -------------------------     -------------------------
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
Weighted average shares outstanding ...........     28,731,560     19,570,351     28,942,177     23,146,204
Effect of dilutive options and warrants .......             --             --             --             --
                                                    ----------     ----------     ----------     ----------

Weighted average shares outstanding
    including dilutive effect of securities ...     28,731,560     19,570,351     28,942,177     23,146,204
                                                    ==========     ==========     ==========     ==========

Weighted average options and warrants to purchase 10,818,595 and 11,241,703 shares of common stock were outstanding during the nine months and three months ended September 30, 2002. Weighted average options and warrants to purchase 9,266,960 and 10,219,135 shares of common stock were outstanding during the nine months and three months ended September 30, 2001. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been antidilutive.

Note 5 -- Bank Loan Payable

In May 2002, the Company entered into a $25,000,000 working capital credit facility with an asset-based lender. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2,000,000. Borrowings bear interest at the lender's base rate plus 1 1/2% per annum. At September 30, 2002, the interest rate on the facility was 5.50%. The credit facility contains certain financial and operational covenants. For the nine month period ended September 30, 2002, the Company was in violation of the covenant requiring the Company to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target. During October 2002, the credit agreement was amended to cure this covenant violation. During November 2002, the credit agreement was further amended to adjust EBITDA targets, the interest rate and fees on the facility and the inventory cap and other provisions relating to loan availability. At September 30, 2002, $8,940,691 was outstanding under this facility and the loan has been classified as long-term in the accompanying balance sheet because the facility matures in more than one year.

Note 6 -- Restructuring Charge

During the three month period ended June 30, 2002, the Company recorded a restructuring charge of $960,000. The significant components of the restructuring charge are as follows:

Employee termination costs                                           $500,000
Facility exit costs                                                   460,000
                                                                     --------
                                                                     $960,000
                                                                     ========

The employee termination costs relate to 84 employees and officers of the Company terminated following the implementation of a cost savings plan. The facility exit costs relate to the closing or downsizing of 19 sales offices.

The following table summarizes the activity against the restructuring charge:

       Restructuring charge                        $960,000
           Cash paid                               (452,009)
                                                   --------
       Balance at September 30, 2002               $507,991
                                                   ========

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

The Company markets and sells its video communications products and services to the commercial, federal and state government, medical and educational markets through a direct sales force of account executives and telemarketers and through resellers. These efforts are supported by sales engineers, a marketing department, a call center and a professional services and engineering group. The Company has sold its products and services to over 3,000 customers who collectively have approximately 20,000 videoconferencing endpoints.

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

In October 2001, we completed the sale of our voice communications business unit to Fairfield, N.J.-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note self-amortizing over one year. The sale of our voice communications unit was aimed at enabling us to sharpen our focus on video solutions and on Glowpoint. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements.

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

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)

                                                                 Nine Months               Three Months
                                                               Ended Sept. 30,           Ended Sept. 30,
                                                             -------------------       -------------------
                                                              2002         2001         2002         2001
                                                             ------       ------       ------       ------
Revenues
    Video Solutions                                            94.9%        95.9%        93.5%        97.0%
    Video Network                                               5.1%         4.1%         6.5%         3.0%
                                                             ------       ------       ------       ------
                                                              100.0%       100.0%       100.0%       100.0%
                                                             ------       ------       ------       ------
Cost of revenues
    Video Solutions                                            73.9%        68.3%        76.9%        70.9%
    Video Network                                              93.1%        80.9%        94.4%        93.1%
                                                             ------       ------       ------       ------
                                                               74.9%        68.8%        78.0%        71.6%
                                                             ------       ------       ------       ------
Gross margin
    Video Solutions                                            26.1%        31.7%        23.1%        29.1%
    Video Network                                               6.9%        19.1%         5.6%         6.9%
                                                             ------       ------       ------       ------
                                                               25.1%        31.2%        22.0%        28.4%
                                                             ------       ------       ------       ------
Operating expenses
    Selling                                                    30.7%        29.1%        32.1%        27.4%
    General and administrative                                  7.4%         8.1%         7.9%         7.4%
    Restructuring                                               1.2%         0.0%         0.0%         0.0%
    Amortization of goodwill                                    0.0%         3.3%         0.0%         3.3%
                                                             ------       ------       ------       ------
Total operating expenses                                       39.3%        40.5%        40.0%        38.1%
                                                             ------       ------       ------       ------
Loss from continuing operations                               (14.2)%       (9.3)%      (18.0)%       (9.7)%
                                                             ------       ------       ------       ------
Other (income) expense
    Amortization of deferred financing costs                    0.2%         0.1%         0.2%         0.2%
    Interest income                                            (0.1)%       (0.1)%        0.0%        (0.1)%
    Interest expense                                            0.2%         0.8%         0.3%         0.6%
                                                             ------       ------       ------       ------
Total other expenses, net                                       0.3%         0.8%         0.5%         0.7%
                                                             ------       ------       ------       ------

Income tax provision                                            0.0%         0.3%         0.0%         0.9%
                                                             ------       ------       ------       ------

Net loss from continuing operations                           (14.5)%      (10.4)%      (18.5)%      (11.3)%
Loss from discontinued operations                              (0.2)%       (0.4)%       (0.2)%       (0.6)%
                                                             ------       ------       ------       ------
Net loss                                                      (14.7)%      (10.8)%      (18.7)%      (11.9)%
Deemed dividends on series A convertible preferred stock        0.0%         7.4%         0.0%         0.0%
                                                             ------       ------       ------       ------
Net loss attributable to common stockholders                  (14.7)%      (18.2)%      (18.7)%      (11.9)%
                                                             ======       ======       ======       ======

Nine Months Ended September, 2002 ("2002 period") Compared to Nine Months Ended September 30, 2001 ("2001 period") and Three Months Ended September 30, 2002 (" September 2002 quarter") Compared to Three Months Ended September 30, 2001 ("September 2001 quarter").

      NET REVENUES. The Company reported net revenues of $76.5 million for the 2002 period, an increase of $16.5 million, or 27.6%, over the $60.0 million in net revenues reported for the 2001 period. Net revenues of $23.5 million for the September 2002 quarter represent an increase of $1.2 million, or 5.3%, over the $22.3 million reported for the September 2001 quarter. Although the operations of acquired companies have now been fully integrated into the Company, management estimates that approximately $4.5 million of the $16.5 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $12.0 million in revenues from AAC and Axxis accounted for the remainder of the growth. The $1.2 million increase in revenues for the September 2002 quarter over the September 2001 quarter resulted from a $2.6 million increase in revenues from AAC and Axxis and a $1.4 million decrease in revenues from core businesses in existence before contributions from AAC and Axxis.

      Video solutions -- Sales of video communications products and services were $72.6 million in the 2002 period, an increase of $15.1 million, or 26.4%, over the $57.5 million in the 2001 period. Net revenues of $22.0 million for the September 2002 quarter represent an increase of $0.3 million, or 1.4%, over the $21.7 million reported for the September 2001 quarter. Management estimates that approximately $3.1 million of the $15.1 million increase in revenues for the 2002 period over the 2001 period related to the core businesses in existence before contributions from AAC and Axxis and $12.0 million in revenues from AAC and Axxis accounted for the remainder of the growth. The growth experienced in the 2002 period resulted from sales to both new and existing customers in the commercial, government, medical and educational markets in each of the major geographic regions in the United States in which the Company operates, with particular strength experienced in the government sector. The $.3 million increase in revenues for the September 2002 quarter over the September 2001 quarter resulted from a $2.6 million increase in revenues from AAC and Axxis and a $2.3 million decrease in revenues from core businesses in existence before contributions from AAC and Axxis.

      Video network -- Sales of video network services were $3.9 million in the 2002 period, an increase of $1.4 million, or 56.4%, over the $2.5 million in the 2001 period. Net revenues of $1.5 million for the September 2002 quarter represent an increase of $0.8 million, or 129.7%, over the $0.7 million reported for the September 2001 quarter. Management estimates that the $1.4 million net increase in revenues for the 2002 period over the 2001 period related to approximately $1.7 million of revenues resulting from the introduction of the Glowpoint network offset by a $0.3 million decrease in revenues from VTI's H.320 bridging service.

      GROSS MARGINS. Gross margins were $19.2 million in the 2002 period, an increase of $0.5 million over the $18.7 million in the 2001 period. Gross margins decreased in the 2002 period to 25.1% of net revenues, as compared to 31.2% of net revenues in the 2001 period. Gross margins were $5.2 million in the September 2002 quarter, a decrease of $1.1 million from the $6.3 million in the September 2001 quarter. Gross margins decreased in the September 2002 quarter to 22.0% of net revenues, as compared to 28.4% of net revenues in the September 2001 quarter. In the 2002 period and the September 2002 quarter, the Company experienced a continuation of a trend that has been experienced in recent quarters, namely, heightened competitive pressure in the video solutions business resulting from the relatively weak economy and downward pricing pressure instigated by heavy competition for orders.

      SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, were $23.4 million in the 2002 period, an increase of $6.0 million from the $17.4 million reported for the 2002 period. Selling expenses increased in the 2002 period to 30.7% of net revenues, as compared to 29.1% of net revenues in the 2001 period. The year-to-date increase in expenses as a percentage of revenue primarily resulted from a $1.0 million increase in Glowpoint-related expenses and a $2.4 million increase in expenses resulting from the AAC and Axxis acquisitions. Selling expenses were $7.5 million, or 32.1% of net revenues, in the September 2002 quarter, an increase of $1.4 million over the $6.1 million, or 27.4% of net revenues, in the September 2001 quarter. The increase in expenses as a percentage of revenue for the quarter primarily resulted from a $0.3 million increase in Glowpoint-related expenses and a $0.6 million increase in expenses resulting from the AAC and Axxis acquisitions.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.9 million in the 2002 period to $5.7 million as compared to $4.8 million for the 2001 period. General and administrative expenses as a percentage of net revenues for the 2002 period declined to 7.4% in the 2002 period from 8.1% in the 2001 period. General and administrative expenses increased $0.2 million to $1.9 million, or 7.9% of net revenues, in the September 2002 quarter from $1.7 million, or 7.4% of net revenues, for the September 2001 quarter. In the 2002 period, management continued to leverage the general and administrative infrastructure costs of its executive, finance, legal and human resource groups over a greater revenue base.

      RESTRUCTURING. A restructuring charge of $960,000 was recorded in the 2002 period. Approximately half of the charge related to the costs of vacating certain sales offices with the other half related to severance and other personnel costs.

      AMORTIZATION OF GOODWILL. Amortization expense was zero in the 2002 period as the Company implemented the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Amortization expense was $2.0 million in the 2001 period and $0.7 million for the September 2001 quarter.

      OTHER (INCOME) EXPENSES. Other expenses decreased $231,000 to $221,000 in the 2002 period from $452,000 in the 2001 period. The principal component of this category, interest expense, decreased approximately $264,000 to $182,000 in the 2002 period from $446,000 in the 2001 period. The decline in interest expense resulted from paying down the outstanding balance under our prior bank line of credit from the proceeds of our $20.3 million common stock offering early in the 2002 period. For the September 2002 quarter, other expenses decreased $39,000 to $113,000 from $152,000 in the September 2001 quarter, principally as a result of the decline in interest expense.

      DISCONTINUED OPERATIONS. As a result of some post-closing adjustments related to the sale of its voice communications business, the Company incurred a $151,000 loss from discontinued operations in the 2002 period. The Company incurred a loss from discontinued operations in the 2001 period of approximately $248,000. The loss from discontinued operations in the 2001 period resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

      NET LOSS. The Company reported a net loss attributable to common stockholders for the 2002 period of $(11.3) million, or $(.39) per diluted share, as compared to a net loss attributable to common stockholders of $(10.9) million, or $(.56) per diluted share, for the 2001 period. The $(11.3) million net loss for the 2002 period results primarily from depreciation and amortization charges totaling $3.9 million and $2.9 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2002 period was $(5.8) million. The $(10.9) million net loss for the 2001 period results primarily from depreciation and amortization charges totaling $4.7 million, $4.4 million in deemed dividends on series A preferred stock, and $1.9 million of costs related to the Glowpoint network service offering. EBITDA from continuing operations for the 2001 period was $(0.6) million.

Liquidity and Capital Resources

      At September 30, 2002, the Company had working capital of $31.8 million compared to $15.6 million at December 31, 2001, an increase of approximately 103.2%. The Company had $4.8 million in cash and cash equivalents at September 30, 2002 compared to $1.7 million at December 31, 2001. The $16.2 million increase in working capital resulted primarily from the January 2002 common stock offering of $20.3 million, the reclassification of $8.9 million of bank debt from current to long-term and the $11.3 million net loss for the 2002 period.

      Net cash used in operating activities for the 2002 period was $(12.2) million as compared to net cash used in operations of $(10.5) million during the 2001 period. Increases in other current assets of $6.4 million and inventory of $2.8 million and a cash loss from operations of $7.1 million were the primary uses of operating cash in the 2002 period, offset somewhat by a $9.1 million reduction in accounts receivable.

      Investing activities for the 2002 period included purchases of $3.6 million of network equipment and computer equipment and software, primarily for the Glowpoint network.

      Financing activities in the 2002 period included the issuance of common stock in a public offering under a shelf registration yielding net proceeds of $20.3 million and a net paydown of $1.7 million under the Company's revolving credit line.

      In May 2002, the Company entered into a $25 million working capital credit facility with an asset based lender. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2% per annum. At September 30, 2002, $8.9 million was outstanding under this facility and the loan has been classified as non-current in the accompanying balance sheet because the facility matures in more than one year. The credit facility contains certain financial and operational covenants. For the 2002 period, the Company was in violation of the covenant requiring the Company to meet a specified earnings before interest, taxes, depreciation and amortization ("EBITDA") target. During October 2002, the credit agreement was amended to cure this covenant violation. During November 2002, the credit agreement was further amended to adjust EBITDA targets, the interest rate and fees on the facility and the inventory cap and other provisions relating to loan availability.

      Management believes, based on current circumstances, that the Company has adequate capital resources to support its expected operating levels for the next twelve months.

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

With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amount of the resulting goodwill as of September 30, 2002 was $36,775,028. No amortization expense was recorded in the nine-month period ended September 30, 2002. Acquisitions occurring subsequent to July 1, 2001 have been accounted for using the purchase method of accounting. The Company is in the process of obtaining appraisals of the assets acquired for the purpose of allocating the purchase price to all tangible and intangible assets acquired. We have determined that our business consists of two reporting units for purposes of assessing existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of FAS 142 and deemed a potential impairment exists. We are in the process of quantifying the impairment (Step 2 of FAS 142) and expect to complete the process in the fourth quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment which could range from $0 to the entire goodwill being carried at $42,588,509.

The effect on 2001 reported net loss attributable to common stockholders and net loss per share excluding goodwill amortization is as follows:

                                        Nine Months Ended September 30,        Three Months Ended September 30,

                                            2002                2001                2002                2001
Reported net loss attributable to
    common stockholders               $  (11,261,630)     $  (10,893,069)     $   (4,385,905)     $   (2,648,523)
Goodwill amortization                             --           2,000,564                  --             729,841
                                      --------------      --------------      --------------      --------------

Adjusted net loss attributable to
    common stockholders               $  (11,261,630)     $   (8,982,505)     $   (4,385,905)     $   (1,918,682)
                                      ==============      ==============      ==============      ==============

Reported net loss per share           $        (0.39)     $        (0.56)     $        (0.15)     $        (0.11)
Goodwill amortization                             --                0.10                  --                0.03
                                      --------------      --------------      --------------      --------------
Adjusted net loss per share           $        (0.39)     $        (0.46)     $        (0.15)     $        (0.08)
                                      ==============      ==============      ==============      ==============

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

In July 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

Inflation

      Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to interest rate risk related to our cash equivalents portfolio. The primary objective of our investment policy is to preserve principal while maximizing yields. Our cash equivalents portfolio is short-term in nature and therefore, changes in interest rates will not materially impact our consolidated financial condition. However, such interest rate changes can cause fluctuations in our results of operations and cash flows.

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

Item 4. Controls and Procedures

      Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiences and material weaknesses.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10    Material Agreements

      10.1  Waiver and Amendment Agreement No. 2

      10.2  Warrant to Purchase Common Stock

      10.3  Amendment Agreement No. 3

      99.1  CEO Certification

      99.2  CFO Certification

(b) Reports on Form 8-K

      Current Report on Form 8-K (File No. 000-25940) related to the Company's public disclosure of the following information in accordance with Rule 100 of Regulation FD of the Securities Act of 1933 (as amended): In an interview in early October 2002 to Wainhouse Research and published on October 23, 2002, in the Wainhouse Research Bulletin, Leo Flotron, Wire One's President and Chief Operating Officer, stated that as of the date of the interview, Wire One had "north of 800" endpoints on its Glowpoint network.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WIRE ONE TECHNOLOGIES, INC.
                                              Registrant


Date: November 14, 2002               By: /s/ Richard Reiss
                                          --------------------------------------
                                          Richard Reiss, Chief Executive Officer


Date: November 14, 2002               By: /s/ Christopher Zigmont
                                          --------------------------------------
                                          Christopher Zigmont, Chief Financial
                                          Officer (principal financial and
                                          accounting officer)

                           WIRE ONE TECHNOLOGIES, INC.

                                  CERTIFICATION

I, Richard Reiss, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Wire One Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                By:  /s/ Richard Reiss
                                             -----------------------------------
                                               Richard Reiss
                                               Chief Executive Officer

                           WIRE ONE TECHNOLOGIES, INC.

                                  CERTIFICATION

I, Christopher A. Zigmont, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Wire One Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002              By: /s/ Christopher A. Zigmont
                                          --------------------------------------
                                            Christopher A. Zigmont
                                            Executive Vice President and Chief
                                            Financial Officer