Form 10-K
period 2002-12-31
WIRE ONE TECHNOLOGIES INC
filed 2003-03-31
CIK 746210

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (NO FEE REQUIRED)

                      For the year ended December 31, 2002

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

         Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicated by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market of $2.00 on June 30, 2002 was $57,819,962.

         The number of shares of the Registrant's Common Stock outstanding as of March 25, 2003 was 29,054,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the period ended December 31, 2002 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     -----
                                     PART I
  1. Business.........................................................     1
  2. Properties.......................................................     6
  3. Legal Proceedings................................................     6
  4. Submission of Matters to a Vote of Security Holders..............     6

                                     PART II
  5. Market for Registrant's Common Equity and Related
                Stockholder Matters...................................     7
  6. Selected Financial Data..........................................     8
  7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................     9
7A.  Quantitative and Qualitative Disclosures about Market
                Risk..................................................    20
  8. Financial Statements and Supplemental Data.......................    21
  9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................    22

                                    PART III
 10. Directors and Executive Officers of the Registrant...............    22
 11. Executive Compensation...........................................    22
 12. Security Ownership of Certain Beneficial Owners and
                Management............................................    22
 13. Certain Relationships and Related Transactions...................    22
 14. Controls and Procedures..........................................    23

                                     PART IV
 15. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...........................................    23
                Signatures............................................    24

                                     PART I

Item 1.  Business

OVERVIEW

Wire One Technologies, Inc., a Delaware corporation, was formed in May 2000 by the merger of All Communications Corporation ("ACC"), a reseller and integrator of video, voice and network communications design and service solutions into View Tech, Inc. ("VTI"), a provider of video, voice and data communications equipment and services.

Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one market share leader, Polycom, Inc., as well as Tandberg, RADVision, Cisco Systems, Sony and others. We integrate equipment from these manufacturers into comprehensive video and network solutions and resell them to end users and resellers. Our current customer base includes over 3,000 companies with approximately 21,000 videoconferencing endpoints. We also operate our Glowpoint network service, which provides our customers with two-way video communications with high quality of service. With Glowpoint, which we believe to be the first subscriber network to provide such communications by utilizing an Internet network and broadband access dedicated solely to transporting video using the
H.323 Internet Protocol standard, we offer our customers a single point of contact for all their video communications requirements.

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

Video Communications Evolution

In recent years, video equipment manufacturers have been building smaller devices and units for use with personal computers and also adopted standards to help improve compatibility and user acceptance. Many of the older room systems have been replaced as most users migrated to video communications systems based upon Integrated Services Digital Network ("ISDN") standards. Although superior to earlier technologies, ISDN still has several shortcomings, including high transmission costs and poor quality of service ("QoS"), due primarily to the fact that ISDN is fundamentally a narrowband technology. We believe that the low quality and high cost of video communications using ISDN has impeded the growth of the video communications market. More recently, the development of IP has promised new standards for broadband communications, and the industry has accordingly adopted IP-standards-based technologies that provide guaranteed QoS and lower transmission costs than ISDN. We expect the ability to perform video communications over IP will increase user adoption and help make two-way video communications widespread in the enterprise and, ultimately, the consumer markets.

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

An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

PRODUCTS AND SERVICES

We are a single source provider of video products and services that assists customers located principally in the United States with systems design and engineering, procurement, installation, operation and maintenance of their video communications systems. We offer our customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Tandberg, RADVision, Cisco Systems and Sony and provide a comprehensive suite of video and data services including engineering, installation, customized training, on-site technical assistance and maintenance. We also operate our Glowpoint network subscriber service, which provides our customers with two-way video communications with high quality of service utilizing a dedicated Internet Protocol ("IP") backbone and broadband access. Lastly, we sell multi-point video and audio bridging services through our Multiview Network Services program. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks.

Video Communications and Data Products

We market and sell a full range of video, audio and data products and systems from Polycom, Tandberg, VCON Telecommunications, Ltd., Sony Electronics, Inc., Gentner Communications, Inc. and Extron Electronics, Inc. principally in the United States. We also distribute data products from companies such as Adtran, Lucent, Initia and RADVision to provide our customers with remote access into LANs, permitting them to acquire bandwidth on demand and to digitally transmit data. We configure single- or multi-vendor video and data conferencing platforms for our clients and integrate systems and components into a complete solution designed to suit each customer's particular communications requirements.

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

Our OneCare service covers a customer's entire video communications system deployment for a fixed fee. OneCare encompasses installation and maintenance services that provide comprehensive customer support after the sale and help ensure that our customers experience reliable, effortless video communications. Our installation service places minimal demands on a customer's time and resources. Our maintenance service provides technical support representatives and engineers, a help desk offering 24x7 responsiveness, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a video test facility.

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

We also sell multi-point video and audio bridging services through our Multiview Network Services program. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks at an affordable rate. Because of the significant expense associated with procuring multi-point conferencing equipment, our customers typically elect instead to use our Multiview Network Services as and when bridging is required.

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

To provide our Glowpoint service, we have contracted with MCI/WorldCom Communications and Cable & Wireless for access to their IP backbone networks and co-location facilities. We have contracted with WorldCom, Covad Communications, New Edge Networks, Allegiance Telecom and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either digital subscriber lines ("DSL"), or dedicated
1.5 Mbps ("T1") or 45 Mbps ("T3") lines. Products manufactured by a number of leading IP video communications and video networking equipment suppliers, including Polycom, Tandberg, RADVision, Cisco Systems and Sony are compatible with Glowpoint.

SALES AND MARKETING

We market and sell our products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory. These efforts are supported by sales engineers, a marketing department and a professional services and engineering group. As of December 31, 2002, we had 61 account executives and 31 additional sales management, engineering, administrative and marketing personnel.

Our marketing department concentrates on activities that will generate leads for our sales force and create brand awareness for Wire One and the Glowpoint network, including direct marketing campaigns, select advertising, public relations, participation in trade shows and the coordination of seminars throughout the country. We host these seminars to demonstrate video communications systems to prospective customers and to educate them on technological advancements in video and data communications. We also provide our sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions.

In conjunction with manufacturer-sponsored programs, we provide existing and prospective customers with sales, advertising and promotional materials. We maintain up-to-date systems for demonstration purposes in all of our sales offices and demonstration facilities.

Our technical and training personnel periodically attend installation and service training sessions offered by video communications manufacturers to enhance their knowledge and expertise in the installation and maintenance of the systems.

CUSTOMERS

We have sold our products and services to over 3,000 customers, which collectively have approximately 21,000 videoconferencing endpoints. These customers operate in each of the following market sectors: commercial, medical, educational and governmental. No single customer accounts for more than 5% of our revenues. We maintained a backlog of firm sales orders with related revenue totaling $1.1 million and $1.8 million at December 31, 2002 and 2001, respectively. We expect that the sales orders in the backlog at December 31, 2002 will be fulfilled within the current fiscal year. The size of the backlog varies depending on the nature of the equipment underlying the sales orders and whether or not the orders are received with enough time available to procure and ship the equipment prior to the end of the fiscal period.

TECHNOLOGY

The Glowpoint network

Glowpoint employs a proprietary network architecture consisting of state-of-the-art equipment co-located at WorldCom and Cable & Wireless data centers across the country, each one constituting a Glowpoint point of presence ("POP"), and dedicated capacity on WorldCom's and Cable & Wireless' high performance, redundant backbones. This backbone network connects all of Glowpoint's POPs, using multiple high-speed OC-3 and OC-12 lines, which virtually eliminate the risk of a single point of failure. Our POPs consist of the best available technology from multiple vendors combined in a proprietary architecture and co-located in a secure and monitored environment. This configuration of equipment at the POPs and their locations distributed across the country is expected to provide industry-leading throughput, scalability and mission-critical resiliency. All equipment on the network complies with current
H.323 (IP) standards.

Currently, we have 13 POPs strategically located throughout the United States, as well as in the UK, Canada and Japan. We have contracted with WorldCom, Covad, Allegiance Telecom and others, and plan to contract with additional broadband access providers, for dedicated broadband access to the Glowpoint network using either DSL, T1 or T3.

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

Research and Development

As of December 31, 2002, we employed a staff of 12 software and hardware engineers who evaluate, test and develop proprietary applications. The costs of this team of engineers in the year ended December 31, 2002 totaled approximately $1 million. In the years ended December 31, 2001 and 2000, the costs related to this team of engineers totaled $1 million and $120,000, respectively. To augment these resources, we engage independent consultants from time-to-time. We expect that we will continue to commit resources to research and development in the future to further develop our proprietary network solution.

EMPLOYEES

As of December 31, 2002, we had 328 full-time employees. Of these employees, 241 are employed in our video solutions segment (comprised of 92 sales account executives, engineers, management, administrative and marketing personnel; 66 audio/visual integration employees; 58 employees involved in providing installation and maintenance services, technical services and customer support; and 25 employees in order processing and fulfillment); 48 are employed in our network solutions segment; and the remaining 39 are employed in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

COMPETITION

We compete primarily with manufacturers and resellers of video communications systems, some of which are larger, have longer operating histories and have greater financial resources and industry recognition than us. These competitors include FVC.com, Tandberg and VTEL Corporation.

We also compete with providers of video communications transport services, including AT&T Corporation, WorldCom, Sprint Corporation and some other of the regional Bell operating companies and carriers. In the future, competition may increase from new and existing resellers, from manufacturers that choose to sell direct to end users and from existing and new telecommunications services providers, which may include certain of our suppliers or network providers, many of which have greater financial resources than we do.

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

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 19,000 square feet of office space and warehouse facilities. The term of this lease expires on April 30, 2005. The base rental for the premises during the term of the lease is $162,000 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises are utilized for executive functions and our Glowpoint operations.

We also lease premises of approximately 49,000 square feet for our distribution and audio-visual integration operations in Miamisburg, Ohio. The term of this lease expires on December 31, 2007. The base rental for the premises during the term of the lease is currently approximately $172,000 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses. We believe that this space will be adequate to meet our needs resulting from anticipated growth in our company.

In addition to our headquarters and our distribution/audio-visual facilities, we have an office in Windham, New Hampshire, that houses our finance and human resources group; a technical facility in Camarillo, California that houses our Multiview Network Services group, help desk and technical personnel; and sales and demonstration offices in Scottsdale, Arizona; Irvine, Rancho Cordova, San Ramon and San Francisco, California; Englewood, Colorado; Danbury and Norwalk, Connecticut; Atlanta, Georgia; Rolling Meadows, Illinois; Indianapolis, Indiana; Louisville, Kentucky; Boston, Massachusetts; Detroit, Michigan; Bloomington, Minnesota; Little Falls, New Jersey; New York, New York; Durham, North Carolina; Portland, Oregon; Dallas and Houston, Texas; Salt Lake City, Utah; Manassas, Virginia and Bellevue, Washington.

Item 3.  Legal Proceedings

We are defending several suits or claims in the ordinary course of business, none of which individually or in the aggregate is material to our business, financial condition or results of operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table presents historical trading information for Wire One's common stock for the two most recent fiscal years:



                                                                WIRE ONE
                                                              COMMON STOCK
                                                          ----------------------
                                                            HIGH         LOW
YEAR ENDING DECEMBER 31, 2001:
First Quarter........................................       $4.88       $2.00
Second Quarter.......................................        6.50        1.66
Third Quarter........................................        6.30        3.90
Fourth Quarter.......................................        9.95        5.17
YEAR ENDING DECEMBER 31, 2002:
First Quarter........................................        6.89        4.23
Second Quarter.......................................        4.75        1.74
Third Quarter........................................        1.94        0.76
Fourth Quarter.......................................        3.11        1.36

On March 25, 2003, the last reported sale price of Wire One common stock was $2.04 per share as reported on the Nasdaq National Market, and 29,054,189 shares of Wire One common stock were held by approximately 187 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Recent Sales of Unregistered Securities

We issued subordinated convertible notes bearing interest at the rate of eight percent per annum in the aggregate principal amount of $4,888,000 and warrants to purchase an aggregate of 814,668 shares of common stock pursuant to a Note and Warrant Purchase Agreement dated as of December 17, 2002. We may pay the interest on the notes in cash or in common stock at our option. Upon the conversion of the notes at the initial conversion price of $2.40 per share, 2,036,667 shares of common stock would be issuable. The warrants are exercisable for 814,668 shares of common stock at the initial exercise price of $3.25 per share. We sold these securities to four institutional accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Act. H.C. Wainwright & Co. acted as our placement agent and received an aggregate fee of $293,280 and warrants to purchase 40,733 shares of our common stock. We have used or will use the proceeds from the offering for general corporate purposes, including funding of capital expenditures and working capital requirements.

In November 2001, we acquired certain assets and liabilities of the video conferencing division of Axxis, Inc. We did not acquire any equity interest in Axxis. In consideration for the acquired assets and assumed liabilities, we issued 320,973 shares of common stock with an assumed price per share of $6.39, or an aggregate of $2,051,017. We issued these securities to Axxis pursuant to the exemption from registration provided by Section 4(2) of the Act.


Item 6.  Selected Financial Data

The following selected consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K, with specific reference to Footnote 2 - Summary of Significant Accounting Policies, Footnote 4
- Discontinued Operations and Footnote 18 - Business Combinations.


                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                     2002        2001       2000       1999       1998
                                                    -------     -------    ------     -------    -------
Statement of Operations Information:                         (in thousands, except per share data)

Net revenues
          Video solutions
              Equipment                            $  61,398   $ 55,638  $  39,280  $  11,601   $  5,640
              Service                                 15,751     15,294      7,679        797        496
          Network solutions                            5,599      3,480      1,475         --         --
                                                    --------    -------    -------     ------     ------
                                                      82,748     74,412     48,434     12,398      6,136
                                                    --------    -------    -------     ------     ------
Cost of revenues
          Video solutions
              Equipment                               47,406     38,332     26,283      8,029      3,704
              Service                                  8,618      8,914      5,271        549        317
          Network solutions                            5,597      2,898      1,105         --         --
                                                    --------    -------    -------     ------     ------
                                                      61,621     50,144     32,659      8,578      4,021
                                                    --------    -------    -------     ------     ------
Gross margin
          Video solutions
              Equipment                               13,992     17,306     12,997      3,572      1,936
              Service                                  7,133      6,380      2,408        248        179
          Network solutions                                2        582        370         --         --
                                                    --------    -------    -------     ------     ------
                                                      21,127     24,268     15,775      3,820      2,115
                                                    --------    -------    -------     ------     ------


                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                     2002        2001       2000       1999       1998
                                                    -------     -------    ------     -------    -------
Statement of Operations Information:                         (in thousands, except per share data)

Operating expenses
          Selling                                     25,698     22,112     12,588      2,487      1,634
          General and administrative                   8,159     12,195      4,121      1,765      1,310
          Restructuring                                  960        250         --         --         --
          Impairment losses on goodwill               40,012         --         --         --         --
          Impairment losses on other
               long-lived assets                       1,358         --         --         --         --
          Amortization of goodwill                        --      2,684      1,501         --         --
                                                    --------    -------    -------     ------     ------
Total operating expenses                              76,187     37,241     18,210      4,252      2,944
                                                    --------    -------    -------     ------     ------
Loss from continuing operations                      (55,060)   (12,973)    (2,435)      (432)      (829)
                                                    --------    -------    -------     ------     ------
Other (income) expense
          Amortization of deferred financing costs       123        100        344         43         19
          Interest income                                (72)       (77)      (315)       (23)       (56)
          Interest expense                               432        598         78        181         57
          Amortization of discount on
               subordinated debentures                    39         --         --         --         --
                                                    --------    -------    -------     ------     ------
Total other expenses, net                                522        621        107        201         20
                                                    --------    -------    -------     ------     ------
Loss before income taxes                             (55,582)   (13,594)    (3,564)      (423)      (849)

Income tax (benefit) provision                            --        200        511       (105)         3
                                                    --------    -------    -------     ------     ------
Net loss from continuing operations                  (55,543)   (13,794)    (3,053)      (528)      (852)

Loss from discontinued AV operations                  (2,696)      (396)        --         --         --
Income (loss) from discontinued Voice operations        (287)      (617)       521      1,592         75
Gain on sale of discontinued Voice operation              --        277         --         --         --
                                                    --------    -------    -------     ------     ------
Net income (loss)                                    (58,565)   (14,530)    (2,532)     1,064       (777)
Deemed dividends on series A convertible
     preferred stock                                      --      4,434     13,723         --         --
                                                    --------    -------    -------     ------     ------
Net income (loss) attributable to common
     stockholders                                  $ (58,565)  $(18,964)  $(16,255)    $1,064    $  (777)
                                                    ========    =======    =======     ======     ======
Net loss from continuing operations per share
          Basic                                    $   (1.93)  $  (0.66)  $  (0.24)    $(0.11)   $ (0.18)
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (1.93)  $  (0.66)  $  (0.24)    $(0.09)   $ (0.18)
                                                    ========    =======    =======     ======     ======

Income (loss) from discontinued operations
     per share
          Basic                                    $   (0.10)  $  (0.04)  $   0.04     $ 0.32    $  0.02
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (0.10)  $  (0.04)  $   0.04     $ 0.26    $  0.02
                                                    ========    =======    =======     ======     ======

Deemed dividends per share
          Basic                                    $      --  $  (0.21)  $  (1.07)    $    --    $    --
                                                    ========    =======    =======     ======     ======
          Diluted                                  $      --  $  (0.21)  $  (1.07)    $    --    $    --
                                                    ========    =======    =======     ======     ======

Net income (loss) per share:
          Basic                                    $   (2.03)  $  (0.91)  $  (1.27)    $  .22    $ (0.16)
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (2.03)  $  (0.91)  $  (1.27)    $  .17    $ (0.16)
                                                    ========    =======    =======     ======     ======
Weighted average number of common shares
     and equivalents outstanding:
          Basic                                       28,792     20,880     12,817      4,910      4,910
                                                    ========    =======    =======     ======     ======
          Diluted                                     28,792     20,880     12,817      6,169      4,910
                                                    ========    =======    =======     ======     ======
Balance Sheet Information:

Cash and cash equivalents                          $   2,762   $  1,689   $  1,871    $    60     $  326
Working capital                                       24,940     15,639     19,921      4,526      5,702
Total assets                                          61,502    104,499     84,372     10,867      8,923
Long-term debt (including current portion)             5,871         83      3,128      2,186      2,444
Series A mandatorily redeemable convertible
   preferred stock                                        --         --     10,371         --         --
Total stockholders' equity                            36,586     68,909     49,658      5,194      3,968

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

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include our relatively short operating history; market acceptance and availability of new products and services; the terminable-at-will and nonexclusive nature of reseller agreements with manufacturers; rapid technological change affecting products and services sold by us; the impact of competitive products, services, and pricing, as well as competition from other resellers and service providers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable us to expand its operations.

Overview

Wire One is a single source provider of video products and services that assists customers located principally in the United States with systems design and engineering, procurement, installation, operation and maintenance of their video communications systems. We offer our customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Tandberg, RADVision, Cisco Systems and Sony and provide a comprehensive suite of video and data services including engineering, installation, customized training, on-site technical assistance and maintenance. We also operate our Glowpoint network subscriber service, which provides our customers with two-way video communications with high quality of service utilizing an Internet network and broadband access dedicated solely to transporting video using the H.323 IP standard. Lastly, we sell multi-point video and audio bridging services through our Multiview Network Services program. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks.

We market and sell products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory. These efforts are supported by sales engineers, a marketing department, and a professional services and engineering group. We have sold our products and services to over 3,000 customers who collectively have approximately 21,000 videoconferencing endpoints.

Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title to the equipment passes to the customer at this time. Post shipment obligations such as installation and training are considered relatively insignificant given the underlying nature of the equipment and of its installation.

Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training and user training. Most of these services are rendered at or prior to installation and all revenue is recognized only after the services have been rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services we offer are recognized through a monthly billing process after services have been rendered.

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

In July 2000, we acquired the net assets of 2CONFER, LLC, a Chicago-based provider of videoconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in our common stock valued at the time of acquisition at $300,000. On the date of the acquisition, the assets and liabilities of 2CONFER were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

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

In June 2001, we acquired the assets of GeoVideo Networks, Inc., a New York-based developer of video communications software. Chief among the assets, in addition to GeoVideo's cash on hand of $2,500,000, was GeoVideo's browser, a software tool based upon proprietary Bell Labs technology that allows up to six simultaneous, real-time, bi-directional high-bandwidth IP video sessions to be conducted over a standard desktop PC. In exchange for the acquired assets, we issued 815,661 shares of our common stock, together with warrants to purchase 501,733 additional shares of our common stock at $5.50 per share and 520,123 shares at $7.50 per share. On the date of acquisition the assets of GeoVideo were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

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

In October 2001, we completed the sale of our voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note requiring equal periodic payments of principal and interest over its one year term. The sale of our voice communications unit was aimed at enabling us to sharpen our focus on video solutions and on Glowpoint, our subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item on our statement of operations.

In November 2001, we acquired certain assets and liabilities of the video conferencing division of Axxis, Inc., a Kentucky-based designer of audiovisual conferencing systems. The total consideration was $2,051,000, which was paid in the form of our common stock valued at the time of acquisition. On the date of acquisition, the acquired assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill.

In March 2003, we completed the sale of certain assets and liabilities of the Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of our AV component was aimed at enabling us to focus more of our resources on the development and marketing of our Glowpoint network, and to our video solutions business. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its net assets summarized in a single line item on our consolidated balance sheets and its results from operations summarized in a single line item on our consolidated statements of operations. See footnote 4 to the consolidated financial statements for further information.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

                                                             Year Ended December 31,
                                                          ----------------------------
                                                           2002        2001        2000
                                                          -----       -----       -----
Net revenues
          Video solutions
                Equipment                                  74.2%       74.8%       81.1%
                Service                                    19.0        20.5        15.9
          Network solutions                                 6.8         4.7         3.0
                                                          -----       -----       -----
                                                          100.0       100.0       100.0
                                                          -----       -----       -----
Cost of revenues
          Video solutions
                Equipment                                  77.2        68.9        66.9
                Service                                    54.7        58.3        68.6
          Network solutions                               100.0        83.3        74.9
                                                          -----       -----       -----
                                                           74.5        67.4        67.4
                                                          -----       -----       -----
Gross margin
          Video solutions
                Equipment                                  22.8        31.1        33.1
                Service                                    45.3        41.7        31.4
          Network solutions                                  --        16.7        25.1
                                                          -----       -----       -----
                                                           25.5        32.6        32.6
                                                          -----       -----       -----
Operating expenses
          Selling                                          31.0        29.7        26.0
          General and administrative                        9.8        16.7         8.5
          Restructuring                                     1.2          --          --
          Impairment losses on goodwill                    48.0          --          --
          Impairment losses on other long-lived assets      0.2          --          --
          Amortization of goodwill                           --         3.6         3.10
                                                          -----       -----       -----
Total operating expenses                                   92.0        50.0        37.6
                                                          -----       -----       -----
Loss from continuing operations                           (66.5)      (17.4)       (5.0)
                                                          -----       -----       -----
Other (income) expense
          Amortization of deferred financing costs          0.1         0.1         0.7
          Interest income                                    --          --        (0.7)
          Interest expense                                  0.5         0.7         0.2
          Amortization of discount on subordinated
             debentures                                      --         --           --
                                                          -----       -----       -----
Total other expenses, net                                   0.6         0.8         0.2
                                                          -----       -----       -----
Loss before income taxes                                  (67.1)      (18.2)       (5.2)
Income tax provision                                         --         .03         1.1
                                                          -----       -----       -----
Net loss from continuing operations                       (67.1)      (18.5)       (6.3)
Loss from discontinued AV operations                       (3.3)       (0.5)         --
Income (loss) from discontinued Voice operations           (0.3)       (0.8)        1.1
Gain on sale of discontinued Voice operation                 --         0.3          --
                                                          -----       -----       -----
Net loss                                                  (70.7)      (19.5)       (5.2)
Deemed dividends on series A convertible preferred stock     --         6.0        28.3
                                                          -----       -----       -----
Net loss attributable to common stockholders              (70.7)%     (25.5)%     (33.5)%
                                                          =====       =====       =====

Year Ended December 31, 2002 ("2002 period") Compared to Year Ended December 31, 2001 ("2001 period").

     NET REVENUES. We reported total net revenues of $82.7 million for the 2002 period, an increase of $8.3 million, or 11%, over the $74.4 million in revenues reported for the 2001 period. This revenue growth was achieved despite operating in what was a very challenging information technology and telecom spending environment. Sales of video communications products amounted to 74% of total net revenues in the 2002 period, revenues related to video services totaled 19% and video network revenues accounted for the remaining 7% of total net revenues.

     Video solutions -- Sales of video communications products were $61.4 million in the 2002 period, an increase of $5.8 million, or 10%, over the $55.6 million in the 2001 period. We sold 4,821 videoconferencing endpoints in the 2002 period, an increase of 11% over the 4,345 endpoints sold in the 2001 period. In 2002, we were again named Polycom's Reseller of the Year. We added Sony's new videoconferencing product to our multi-vendor platform and expanded our relationship with Tandberg in an effort to diversify our product mix and offer more hardware manufacturers to customers. The growth that we experienced in the 2002 period resulted from sales to new customers, $7.9 million, offset slightly by a decline in sales to existing customers of $2.1 million. In the 2002 period, approximately 40% of sales of video communications products were to new customers. We experienced growth in the 2002 period in the following sectors: commercial enterprises, $1.5 million, and governmental, $6.1 million; offset by declines in sales to medical institutions, $0.7 million and educational institutions, $1.1 million. Revenues related to video services were $15.8 million in the 2002 period, an increase of $0.5 million, or 3%, over the $15.3 million in the 2001 period. The revenue growth experienced in the 2002 period resulted from a $0.3 million increase in on-site technical support revenue as a result of our providing more on-site technicians to assist our customers in managing their video enterprises and from increased installation revenue of $0.2 million related to the increased product sales. Service contract revenues were flat year to year, but as a result of increased efforts to sign up existing customers for renewal contracts and positive momentum built in the second half of the 2002 period, we expect that service contract revenues should increase in the 2003 period.

     Video network -- Sales of video network services were $5.6 million in the 2002 period, an increase of $2.1 million, or 61%, over the $3.5 million in the 2001 period. $2.8 million of the $2.1 million increase in revenues for the 2002 period over the 2001 period related to growth in Glowpoint network services with a $0.7 million decline in revenues from the H.320 bridging service accounting for the remainder of the change in revenues. The growth in Glowpoint network services revenue was the result of having on average 312 more video endpoints on the network in the 2002 period versus the 2001 period and those endpoints producing $660 per month in revenue (accounting for approximately $2.5 million of the $2.8 million increase) and in having 590 endpoints installed on the network in the 2002 period (accounting for $0.3 million of the increase). The decline in H.320 bridging revenues is the result of: 1) several customers purchasing equipment to enable their own multi-point video calling capability, $0.3 million of the decline; 2) year to year bridging service utilization declines on the part of a number of existing customers, $0.3 million; and 3) several customers transferring from H.320 bridging to IP bridging made possible by the Glowpoint network, $0.1 million. These customers became Glowpoint subscribers during the year and utilized the full range of Glowpoint services, including IP bridging.

     GROSS MARGINS. Gross margins were $21.1 million in the 2002 period, a decrease of $3.2 million over the 2001 period. Gross margins decreased in the 2002 period to 25.5% of net revenues, as compared to 32.6% of net revenues in the 2001 period. The primary cause of the overall decline in gross margins was the decline in gross margins on sales of video communications products. Gross margins on sales of video communications products declined from 31.1% in the 2001 period to 22.8% in the 2002 period. This decrease is attributable to overall competitive pressures in the video solutions market resulting from the relatively weak economy, decreased spending for information technology and telecom and downward pricing pressure initiated by competitors. Most video communications products that we sell suffered year-over-year gross margin declines. Gross margins related to video service revenues increased from 41.7% in the 2001 period to 45.3% in the 2002 period. This increase is attributable to cost reduction measures implemented in late July of 2002. These cost reductions were the result of implementation of new management information systems that now allow help desk calls from customers to be handled more efficiently and enable us to better utilize our technicians. We expect the gross margins on sales of video communications products to continue to be under pressure in the first half of the 2003 period as a difficult economic environment persists, but anticipate improvement in the second half of the 2003 period as economic uncertainties are clarified, competitor video product inventory levels decline and new products from manufacturers are introduced to the market.

     Gross margins related to video network revenues declined from 16.7% in the 2001 period to 0.0% in the 2002 period. The decline is the result of increased fixed costs incurred in the 2002 period as the network has been built out to handle the video traffic of over 2,000 video endpoints. At the end of the 2002 period there were 765 video endpoints on the network. Gross margins related to video network revenues should improve over the course of the 2003 period as we anticipate that more video endpoints will be installed on the network and minimal further fixed costs related to the operation of the network are incurred.

     SELLING. Selling expenses, which include sales salaries, commissions and overhead and marketing costs, increased $3.6 million in the 2002 period to $25.7 million from $22.1 million for the 2001 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs such as commissions, facilities, travel and telecommunications which totaled $2.0 million and the $1.0 million of additional personnel, facilities, travel, marketing and telecommunications costs related to the Glowpoint division. We began the 2001 period with 98 sales and marketing employees and ended it with 100 personnel dedicated to these functions. The number of sales and marketing employees increased to 121 by the mid-point of the 2002 period and was subsequently reduced to 92 by the end of the 2002 period. Selling expenses as a percentage of net revenues for the 2002 period were 31.0%, an increase of 1.3%, from 29.7% in the 2001 period. Selling costs of the Glowpoint division as a percentage of revenues increased 1.6% from the 2001 period to the 2002 period and remaining selling expenses as a percentage of revenue declined 0.3% for the same period.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $4.0 million in the 2002 period to $8.2 million as compared to $12.2 million for the 2001 period. This category of expense was significantly impacted by non-recurring charges that were recognized in the fourth quarter of 2001. The most significant of these 2001 charges was the $4.0 million non-cash charge related to a five-year extension of certain stock options granted to our Chief Executive Officer, the one-time non-cash charge of $630,000 for accelerated amortization of Glowpoint-related capitalized costs and the $375,000 charge related to the settlement of outstanding litigation. In the 2002 period a $0.2 million non-cash charge related to the one-year extension of certain stock options granted to our Chief Operating Officer was incurred. If these one-time charges are subtracted from their respective periods, adjusted general and administrative expenses are $7.2 million for the 2001 period and $8.0 million for the 2002 period. The $0.8 million increase in adjusted general administrative expenses is due to a $0.3 million increase in bad debt expense, a $0.2 million increase in depreciation on corporate-level assets and a $0.3 million increase in personnel expense. We began the 2001 period with 30 finance and administrative employees and ended it with 38 personnel dedicated to these functions. The number of finance and administrative employees was up slightly to 39 by the end of the 2002 period. Adjusted general and administrative expenses as a percentage of net revenues for the 2002 period were 9.6%, a decrease of 0.1%, from 9.7% in the 2001 period.

     RESTRUCTURING. We recorded a restructuring charge of $960,000 in June of the 2002 period. $500,000 of the charge was for employee termination costs that relate to the 84 employees that were terminated following the implementation of the cost savings plan. $460,000 of the charge was for facility exit costs that relate to the closing or downsizing of 19 sales offices. The charge was taken as part of a plan that has resulted in annual cost savings of $7 million.

     Specific measures included the following: 1) reducing our overall workforce by 84 employees, or approximately 20% of our headcount at that time; 2) minimizing existing facility lease obligations by closing, re-locating or downsizing 19 of our U.S. regional sales offices; 3) implementing a salary reduction program, including executive salary reductions of 10% for our Chief Executive Officer and our Chief Operating Officer; 4) enhancing operating efficiencies by implementing new operating processes, management information systems and technology; and 5) negotiating more favorable terms from numerous service providers and other vendors supplying us with goods and services.

     The workforce reductions affected every area of our business including: 1) audio-visual integration operations, including technicians and engineering personnel; 2) video solutions operations, including field and help desk technicians; 3) order processing and fulfillment, including consolidation of all warehouse operations in Miamisburg, Ohio; 4) finance, accounting and information technology; and 5) sales and marketing, including call center and administrative personnel and account executives. The closing, re-locating and downsizing of regional sales offices has left us with a continued nationwide presence through our 24 sales offices and demonstration facilities. The new operating processes, management information systems and technology that have been implemented have enabled us to more efficiently originate, process and fulfill video communications product sales orders and to deliver the full range of video services that we have provided in the past. We have not changed our product and service offerings in any way as a result of this cost savings plan. All of the cost savings measures were implemented by September 30, 2002 with the most significant measures implemented by early August of 2002. We achieved full realization of these cost savings in our fiscal fourth quarter of 2002.

     IMPAIRMENT LOSSES ON GOODWILL AND OTHER LONG-LIVED ASSETS. Impairment losses on goodwill and other long-lived assets were $41.4 million in the 2002 period as we implemented the provisions of Financial Account Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("FAS142") and Financial Account Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS144"). Amortization of goodwill recorded in the 2001 period was $2.7 million. An impairment loss of $40.0 million related to the goodwill of the Video Solutions reporting unit was recorded in the 2002 period. This non-cash impairment charge was recognized for the amount that the carrying amount of goodwill exceeded its implied fair value. An impairment loss of $1.4 million related to long-lived assets was also recorded in the 2002 period.

     OTHER (INCOME) EXPENSES. One component of this category, amortization of deferred financing costs, increased to $123,000 in the 2002 period as compared to $100,000 in the 2001 period. In addition, interest income decreased in the 2002 period to $72,000 as compared to $77,000 in the 2001 period. Interest expense decreased in the 2002 period to $432,000 as compared to $598,000 in the 2001 period. The decline in interest expense resulted from having lower average outstanding loan balances in the 2002 period versus the 2001 period and from the lower level of interest rates that existed in the 2002 period versus the 2001 period.

     INCOME TAXES. During the 2002 period, as we had done in the 2001 period, we established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

     DISCONTINUED OPERATIONS. In the 2002 period, we treated our audio-visual integration component as a discontinued operation because: 1) the operations and cash flows of this component have been eliminated from our ongoing operations as a result of a disposal transaction; and 2) we do not have any significant continuing involvement in the operation of the component after the disposal transaction. We incurred a loss from discontinued operations relating to the audio-visual integration component in the 2002 period of $2.7 million and a $0.4 million loss in the 2001 period. In addition, as a result of several post-closing adjustments related to the sale of its voice communications business, we incurred a $0.3 million loss from this discontinued operation in the 2002 period. We incurred a $0.6 million loss from discontinued operations in the 2001 period which resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

     NET INCOME (LOSS). We reported a net loss attributable to common stockholders for the 2002 period of $(58.6) million, or $(2.03) per diluted share, as compared to net loss attributable to common stockholders of $(19.0) million, or $(0.91) per diluted share for the 2001 period. The $(58.6) million net loss for the 2002 period resulted primarily from $41.4 million of impairment losses on goodwill and other long-lived assets, depreciation and amortization charges of $5.1 million, non-cash compensation of $0.7 million, a $1.0 million restructuring charge, $3.9 million of Glowpoint direct expenses and a $2.7 million loss from discontinued AV operations. EBITDA from continuing operations for the 2002 period was $(6.9) million. The $(19.0) million net loss for the 2001 period resulted primarily from depreciation and amortization charges of $7.1 million, non-cash compensation of $4.4 million, $4.4 million of deemed dividends on Series A preferred stock, a $0.2 million restructuring charge, $2.9 million of Glowpoint direct expenses and a $0.4 million loss from discontinued AV operations. EBITDA from continuing operations for the 2001 period was $(0.2) million.

Year Ended December 31, 2001 ("2001 period") Compared to Year Ended December 31, 2000 ("2000 period").

     NET REVENUES. We reported net revenues of $74.4 million for the 2001 period, an increase of $26.0 million over the $48.4 million in revenues reported for the 2000 period. Although the operations of acquired companies have now been fully integrated, management estimates that revenues from the core businesses, meaning the Company's video solutions and network solutions businesses, in existence before contributions from acquired operations accounted for $16.3 million of the $26.0 million increase, or 62.7%, with acquisitions accounting for $9.7 million of the increase, or 37.3%.

     Video solutions -- Sales of video communications products and services were $70.9 million in the 2001 period, an increase of $24.0 million, or 51%, over the $46.9 million in the 2000 period. Management estimates that approximately $15.2 million of the $24.0 million increase in revenues for the 2001 period over the 2000 period, or 63.3%, related to the core businesses in existence before contributions from acquired operations and $8.8 million in revenues, or 36.7%, from acquired operations accounted for the remainder of the growth. The growth experienced in the 2001 period resulted from sales to both new and existing customers in the commercial, governmental, medical and educational markets throughout the United States.

     Video network -- Sales of video network services were $3.5 million in the 2001 period, an increase of $2.0 million, or 136%, over the $1.5 million in the 2000 period. This increase in revenues consisted of $0.4 million in revenues resulting from the introduction of the Glowpoint network and $1.6 million in revenues from the acquired H.320 bridging service of VTI.

     GROSS MARGINS. Gross margins were $24.3 million in the 2001 period, an increase of $8.5 million from $15.8 million for the 2000 period. Gross margins remained at 32.6% of net revenues for both the 2001 and 2000 periods. An increase in the gross margins on video service from 31.4% in the 2000 period to 41.7% in the 2001 period helped to mitigate the decline in gross margins on sales of video communications products from 33.1% in the 2000 period to 31.1% in the 2001 period. The margin decline on sales of products was primarily caused by the disproportionate amount of sales of high dollar, low-margin multipoint bridge equipment in 2001 revenues.

     SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $9.5 million in the 2001 period to $22.1 million from $12.6 million for the 2000 period. Increases in selling expenses are attributable to increases in the number of sales personnel and their related costs, such as commissions, facilities, travel and telecommunications, which totaled $4.8 million, the costs of additional sales offices resulting from acquisitions since May 2000 totaling $0.9 million and the $2.5 million of personnel, facilities, travel, marketing and telecommunications costs related to the Glowpoint division not yet covered by revenues. Selling expenses as a percentage of net revenues for the 2001 period were 29.7%, an increase from 26.0% in the 2000 period. This increase is primarily attributable to the $2.5 million of expenses of the Glowpoint division, which amounted to 3.4% of net revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $8.1 million in the 2001 period to $12.2 million as compared to $4.1 million for the 2000 period. This category of expense was significantly impacted by non-recurring charges that were recognized in the fourth quarter of 2001. The most significant of these charges were the $4.0 million charge related to a five-year extension of certain stock options granted to our Chief Executive Officer in 1997, the one-time non-cash charge of $630,000 for accelerated amortization of Glowpoint-related capitalized costs and the $375,000 charge related to the settlement of outstanding litigation. If these one-time charges are subtracted from the 2001 period, adjusted general and administrative expenses are $7.2 million in the 2001 period. The $3.1 million increase in adjusted general and administrative expenses is due to a $0.4 million increase in bad debt expense, a $0.7 million increase in depreciation on corporate-level assets, a $0.8 million increase in personnel expense and a $0.5 million increase in professional and other corporate fees. Adjusted general and administrative expenses as a percentage of net revenues for the 2001 period were 9.7%, an increase of 1.2%, from 8.5% in the 2000 period.

AMORTIZATION OF GOODWILL. Amortization of goodwill increased $1.2 million in the 2001 period to $2.7 million as compared to $1.5 million for the 2000 period. The increase was the result of a full year of amortization related to the VTI, 2CONFER, and JBC acquisitions ($1.1 million of the increase) and goodwill amortization related to the acquisition of GeoVideo of $0.1 million.

     OTHER (INCOME) EXPENSES. The principal component of this category, amortization of deferred financing costs, decreased to $100,000 in the 2001 period as compared to $343,000 in the 2000 period. The decrease reflects the absence from the 2001 period of the amortization of $305,000 related to the issuance of warrants to former VTI subordinated debt holders. In addition interest income decreased in the 2001 period to $77,000 as compared to $315,000 in the 2000 period. The decrease reflects decreased funds invested during the 2001 period as the capital raised in prior periods was deployed in operations. Interest expense increased in the 2001 period to $598,000 as compared to $78,000 in the 2000 period. During the 2001 period we expanded our use of our line of credit to fund our operations with the result being a significant increase in interest expense.

     INCOME TAXES. During the 2001 period, we established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

     DISCONTINUED OPERATIONS. We incurred a loss from discontinued AV operations in the 2001 period of $396,000. Since the AV division evolved as a result of 2001 acquisitions, there is no corresponding activity in this component for the 2000 period. We incurred a loss from discontinued Voice division operations in the 2001 period of $617,000 as compared to income from discontinued Voice division operations in the 2000 period of $521,000. The decline in income from discontinued Voice division operations resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

     NET LOSS. We reported a net loss attributable to common stockholders for the 2001 period of $(19.0) million, or $(0.91) per diluted share, as compared to loss attributable to common stockholders of $(16.3) million, or $(1.27) per diluted share for the 2000 period. Before giving effect to the aggregate $4.4 million in deemed dividends on Series A convertible preferred stock in the 2001 period and $13.7 million in deemed dividends in the 2000 period, we reported a net loss of $(14.5) million for the 2001 period and $(2.5) million for the 2000 period.

Liquidity and Capital Resources

     At December 31, 2002, we had working capital of $24.9 million compared to $15.6 million at December 31, 2001, an increase of approximately 59%. At December 31, 2002, we had $2.8 million in cash and cash equivalents compared to $1.7 million at December 31, 2001 (of which $900,000 was restricted as to its use -- see footnote 2 to the consolidated financial statements). The $9.3 million increase in working capital resulted primarily from the January 2002 common stock offering of $20.3 million, the December 2002 convertible debenture offering of $4.5 million, the net pay down of $4.8 million of bank loans and the funding of the $11.3 million cash loss from operations in the 2002 period.

     In January 2002, we raised net proceeds of $20.3 million in a private placement of 3,426,650 shares of our common stock at $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection. $12 million of the proceeds from the offering were used to pay down the bank line of credit to zero. The remaining proceeds were used to fund the continuing development and marketing of our Glowpoint video communications network and for general corporate purposes.

     In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2 % per annum. At December 31, 2002, the interest rate on the facility was 5.75%. The credit facility contains certain financial and operational covenants. For the period from October 1, 2002 period through December 31, 2002 ("2002 Fourth Quarter"), we were in violation of the covenant requiring us to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target for the four quarters ended December 31, 2002. In March 2003, we concluded an amendment to the credit facility with JPMorgan
Chase Bank to cure non-compliance with the EBITDA financial covenant arising from the fourth quarter results. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. At December 31, 2002, $5.8 million was outstanding under the facility and the loan has been classified as non-current in the accompanying consolidated balance sheet because the facility matures in more than one year.

     In December 2002, we raised net proceeds of $4.6 million in a private placement of $4,888,000 principal amount of 8% convertible debentures. The debentures, which are convertible into 2,036,667 shares of common stock at $2.40 per share, are subordinate to our credit facility with JPMorgan Chase Bank. The debentures mature in February 2004, or 90 days following the expiration (in May
2005) or earlier termination of the credit facility, whichever is later. We have the option of paying interest on the debentures in the form of either cash or Wire One common stock. The debentures will automatically convert into common stock if Wire One shares trade above $4.80 for 10 consecutive trading days. If we elect to prepay the debentures prior to maturity, the holders may instead elect to convert the debentures into common stock, in which event the holders will receive, in addition to the shares issuable upon the conversion, the remaining interest payable under the debentures through maturity, payable in the form of common stock based upon the conversion price. Investors in the private placement also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to customary anti-dilution adjustments. We also issued to its placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share and an expiration date of January 31, 2003.

Future minimum rental commitments under all non-cancelable operating leases are as follows:

Year Ending December 31
2003.................................................     $1,424,132
2004.................................................        947,764
2005.................................................        683,775
2006.................................................        580,320
2007 and thereafter..................................        337,733
                                                           ---------
                                                          $3,973,724
                                                           =========

Future minimum lease payments under capital lease obligations at December 31, 2002 are as follows:

2003...............................................          $27,957
                                                             -------
Total minimum payments.............................           27,957
Less amount representing interest..................           (2,083)
                                                             -------
Total principal....................................           25,874
Less portion due within one year...................          (25,874)
                                                             -------
Long-term portion..................................          $    --
                                                             =======

     Net cash used in operating activities for the 2002 period was $14.0 million as compared to net cash used by operations of $15.5 million during the 2001 period. The primary source of operating cash in 2002 was the net decrease in accounts receivable of $10.0 million, which resulted from improved collection efforts and lower fourth quarter sales in the current year versus the prior year. We used this cash and cash raised through financing activities to fund the $11.3 million cash loss from operations, $5.7 million in payments on outstanding accounts payable and other current liabilities, $4.5 million in cash needed for audio-visual integration business and $2.4 million in inventory purchases required for video solutions business.

     Investing activities for the 2002 period included purchases of $1.3 million for computer and demonstration equipment and leasehold improvements for the core business and $3.4 million for computer, network and office equipment related to the Glowpoint division. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2003. Although we anticipate current expansion of the Glowpoint network and our core business, we have no significant commitments to make capital expenditures for Glowpoint or the core business in 2003.

     Financing activities in the 2002 period included net pay downs under our revolving credit line totaling $4.8 million, issuance of common stock in a private placement yielding net proceeds of $20.3 million and issuance of subordinated debentures yielding net proceeds of $4.5 million.

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

Revenue recognition

We sell products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory.

Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title to the equipment passes to the customer at this time. Post shipment obligations such as installation and training are considered relatively insignificant given the underlying nature of the equipment and of its installation.

Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training and user training. Most of these services are rendered at or prior to installation and all revenue is recognized only after the services have been rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services offered by us are recognized through a monthly billing process after services have been rendered.

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets when events and circumstances indicate that the carrying value of the assets and goodwill might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Goodwill and other intangible assets

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also required that we recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that we classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the impairment of goodwill was September 30, 2002. The market approach was the method used to determine the fair value of the video solutions reporting unit. Under this approach, the quoted market prices in active markets are used as the basis for the measurement of impairment. The valuation for purposes of measuring impairment indicated by our stock price was also supplemented by the valuation indicated by a portfolio of comparable publicly traded companies. The above valuation resulted in an impairment of $40,012,114 of goodwill in accordance with SFAS No. 142 as of September 30, 2002.

The Company's acquisitions to date have all been accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,547,862 as of December 31, 2002. Measurement of impairment of goodwill and other intangible assets in accordance with SFAS 142 are discussed elsewhere in this report.

Recent pronouncements of the Financial Accounting Standards Board

In July 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We anticipate the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statements No. 123, "Accounting for Stock-Based Compensation," to provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the increased disclosure requirements of FAS 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

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

We maintain borrowings under a $15 million working capital credit facility with an asset based lender that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to us.

Item 8.  Financial Statements and Supplementary Data

                           WIRE ONE TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         -----
Report of Independent Certified Public Accountants....................    F-1
Consolidated Balance Sheets at December 31, 2002 and 2001.............    F-2
Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000..................................    F-3
Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2002, 2001 and 2000......................    F-4
Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000................................    F-5
Notes to Consolidated Financial Statements............................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of Wire One Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wire One Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wire One Technologies, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Boston, Massachusetts
March 7, 2003

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets

                                                                            December 31,
                                                                    -----------------------------
                                                                       2002             2001
                                                                    ----------       ----------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 2,762,215      $ 1,689,451
    Accounts receivable-net                                           25,441,557       35,471,482
    Inventory-net                                                      8,122,996       10,218,796
    Net assets of discontinued operations                                807,067               --
    Other current assets                                               6,876,476        3,824,276
                                                                     -----------     ------------
        Total current assets                                          44,010,311       51,204,005
Furniture, equipment and leasehold improvements-net                   14,196,679       10,857,547
Goodwill-net                                                           2,547,862       42,163,844
Other assets                                                             746,812          274,089
                                                                     -----------     ------------
          Total assets                                               $61,501,664     $104,499,485
                                                                     ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loan payable                                                $       --      $ 10,628,082
    Accounts payable                                                   9,049,961       12,297,914
    Accrued expenses                                                   2,122,813        3,218,890
    Deferred revenue                                                   7,871,268        7,898,277
    Other current liabilities                                                 --        1,465,049
    Current portion of capital lease obligations                          25,874           56,912
                                                                    ------------     ------------
        Total current liabilities                                     19,069,916       35,565,124
                                                                    ------------     ------------
Noncurrent liabilities:
    Bank loan payable                                                  5,845,516               --
    Capital lease obligations, less current portion                           --           25,696
                                                                    ------------     ------------
        Total noncurrent liabilities                                   5,845,516           25,696
                                                                    ------------     ------------
        Total liabilities                                             24,915,432       35,590,820
                                                                    ------------     ------------
Commitments and contingencies

Subordinated debentures                                                4,888,000               --
Discount on subordinated debentures                                   (4,888,000)              --
                                                                     -----------       ----------
     Subordinated debentures, net                                             --               --
                                                                     -----------       ----------
Stockholders' Equity:
     Preferred stock, $.0001 par value;
       5,000,000 shares authorized, none issued                               --               --
     Common stock, $.0001 par value; 100,000,000 authorized;
        28,931,660 and 25,292,189 shares issued, respectively              2,893            2,529
     Treasury Stock, 39,891 shares at cost                              (239,742)        (239,742)
     Additional paid-in capital                                      131,132,374      104,889,988
     Accumulated deficit                                             (94,309,293)     (35,744,110)
                                                                     -----------       ----------
        Total stockholders' equity                                    36,586,232       68,908,665
                                                                     -----------       ----------
        Total liabilities and stockholders' equity                  $ 61,501,664     $104,499,485
                                                                     ===========       ==========

           See accompanying notes to consolidated financial statements

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations

                                                                       Year Ended December 31,
                                                             -------------------------------------------
                                                                2002            2001             2000
                                                             ----------      ----------       ----------
Net revenues
    Video solutions
        Equipment                                          $ 61,397,947     $ 55,637,782    $ 39,280,000
        Service                                              15,750,914       15,293,789       7,679,000
    Network solutions                                         5,599,216        3,479,907       1,475,108
                                                           ------------     ------------    ------------
                                                             82,748,077       74,411,478      48,434,108
                                                           ------------     ------------    ------------
Cost of revenues
    Video solutions
        Equipment                                          $ 47,406,394     $ 38,331,779    $ 26,283,377
        Service                                               8,618,078        8,914,044       5,270,530
    Network solutions                                         5,596,801        2,898,460       1,104,940
                                                           ------------     ------------    ------------
                                                             61,621,273       50,144,283      32,658,847
                                                           ------------     ------------    ------------
Gross margin
    Video solutions
        Equipment                                          $ 13,991,553     $ 17,306,003    $ 12,996,623
        Service                                               7,132,836        6,379,745       2,408,470
    Network solutions                                             2,415          581,447         370,168
                                                           ------------     ------------    ------------
                                                             21,126,804       24,267,195      15,775,261
                                                           ------------     ------------    ------------
Operating expenses
    Selling                                                  25,697,999       22,111,672      12,587,676
    General and administrative                                8,158,777       12,245,463       4,121,303
    Restructuring                                               960,000          200,000              --
    Impairment losses on goodwill                            40,012,114               --              --
    Impairment losses on other long-lived assets              1,357,806               --              --
    Amortization of goodwill                                         --        2,683,647       1,500,857
                                                           ------------     ------------    ------------
Total operating expenses                                     76,186,696       37,240,782      18,209,836
                                                           ------------     ------------    ------------
Loss from continuing operations                             (55,059,892)     (12,973,587)     (2,434,575)
                                                           ------------     ------------    ------------
Other (income) expense
    Amortization of deferred financing costs                    122,680           99,912         343,792
    Interest income                                             (71,644)         (76,928)       (314,986)
    Interest expense                                            431,792          598,147          78,056
    Amortization of discount on subordinated debentures          39,360               --              --
                                                           ------------     ------------    ------------
Total other expenses, net                                       522,188          621,131         106,862
                                                           ------------     ------------    ------------
Loss before income taxes                                    (55,582,080)     (13,594,718)     (2,541,437)
Income tax provision                                                 --          200,000         511,239
                                                           ------------     ------------    ------------
Net loss from continuing operations                         (55,582,080)     (13,794,718)     (3,052,676)

Loss from discontinued AV operations                         (2,696,223)        (395,697)             --
Income (loss) from discontinued Voice operations               (286,880)        (617,389)        520,747
Gain on sale of discontinued Voice operation                         --          277,414              --
                                                           ------------     ------------    ------------
Net loss                                                    (58,565,183)     (14,530,390)     (2,531,929)

Deemed dividends on series A convertible preferred stock             --        4,433,904      13,723,206
                                                           ------------     ------------    ------------
Net loss attributable to common stockholders               $(58,565,183)    $(18,964,294)   $(16,255,135)
                                                           ------------     ------------    ------------

Net loss from continuing operations per share
    Basic and diluted                                      $      (1.93)    $      (0.66)   $       (0.24)
                                                           ============     ============    ============

Income (loss) from discontinued operations per share
    Basic and diluted                                     $      (0.10)    $      (0.04)   $        0.04
                                                           ============     ============    ============
Deemed dividends per share
    Basic and diluted                                     $         --     $      (0.21)   $       (1.07)
                                                           ============     ============    ============

Net loss attributable to common stockholders per share
    Basic and diluted                                     $      (2.03)    $      (0.91)   $      (1.27)
                                                           ============     ============    ============
Weighted average number of common shares
  and equivalents outstanding:
    Basic and diluted                                       28,792,217       20,880,125      12,817,158
                                                           ============     ============    ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                                         Additional
                                                 Common Stock            Treasury         Paid in      Accumulated
                                             Shares         Amount        Stock           Capital        Deficit           Total
                                            -------        -------       -------          -------        -------          -------
Balance at December 31, 1999                4,910,000     $5,229,740    $      --      $  488,759     $ (524,681)      $5,193,818
    Issuance of stock options
         for services                              --             --          --          238,865             --          238,865
    Exercise of Class A warrants
        (net of related costs
         of $171,238)                       1,933,647      8,218,000          --         (171,238)            --        8,046,762
    Exercise of stock options                 362,501        489,883          --          184,215             --          674,098
    Exercise of Underwriters'
         options                               28,000        117,600          --               --             --          117,600
    Tax benefit from exercise of stock
        options                                    --             --          --          354,001             --          354,001
    Securities issued - VTI merger          9,681,966             --          --       31,339,258             --       31,339,258
    Issuance of warrants in connection
        with preferred stock                       --             --          --        5,150,000             --        5,150,000
    Adjustment for $ .0001 par value               --    (14,053,531)         --       14,053,531             --               --
    Issuance of common stock in
        business acquisitions                  48,611              5          --          453,995             --          454,000
    Conversion of series A
         preferred stock                      335,000             33          --        2,344,967             --        2,345,000
    Deemed dividends on series A
      preferred stock                              --             --          --       12,000,000    (13,723,206)      (1,723,206)
    Net loss for the year                          --             --          --               --     (2,531,929)      (2,531,929)
                                          -----------    -----------  -----------     -----------    -----------     -----------
Balance at December 31, 2000               17,299,725          1,730          --       66,436,353    (16,779,816)       49,658,267
    Issuance of stock options
         for services                              --             --          --          457,566             --          457,566
    Extension of expiration date of CEO
        stock options                              --             --          --        3,984,750             --        3,984,750
    Exercise of stock options               1,508,863            150          --        1,589,212             --        1,589,362
    Issuance of common stock in
        business acquisitions               1,282,063            128          --        7,844,639             --        7,844,767
    Issuance of common stock                2,220,000            222          --        9,851,039             --        9,851,261
    Common stock received in
        satisfaction of debt                  (39,891)            (3)   (239,742)              --             --         (239,745)
    Conversion of series A preferred
        stock (net of related costs
         of $78,269)                        3,021,429            302          --       14,726,429             --       14,726,731
    Deemed dividends on series A
        preferred stock                            --             --          --               --     (4,433,904)      (4,433,904)
    Net loss for the year                          --             --          --               --    (14,530,390)     (14,530,390)
                                          -----------    -----------  ----------    -------------    -----------    -------------
  Balance at December 31, 2001             25,292,189          2,529    (239,742)     104,889,988    (35,744,110)      68,908,665
   Issuance of stock options
         for services                              --             --          --          427,530             --          427,530
   Extension of expiration date of COO
        stock options                              --             --          --          206,663             --          206,663
   Exercise of stock options                  158,482             16          --          371,473             --          371,489
   Exercise of warrants                        54,339              5          --               --             --                5
   Issuance of warrants for services               --             --                      407,181             --           407,181
   Issuance of shares in connection
        with private placement              3,426,650            343          --       20,257,618             --       20,257,961
   Issuance of warrants in connection
         with subordinated debentures              --             --          --        4,571,921             --        4,571,921
    Net loss for the year                          --             --          --               --    (58,565,183)     (58,565,183)
                                          -----------    -----------  ----------    -------------   ------------    -------------
   Balance at December 31, 2002            28,931,660    $     2,893  $ (239,742)   $ 131,132,374   $(94,309,293)   $  36,586,232
                                          ===========    ===========  ==========    =============   ============    =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                       Year Ended December 31,
                                                                          -------------------------------------------------
                                                                              2002               2001              2000
                                                                          -------------      ------------      ------------
Cash flows from Operating Activities:
          Net loss                                                         $(58,565,183)     $(14,530,390)     $(2,531,929)
             Adjustments to reconcile net loss to net cash
                 used in operating activities:
               Impairment losses on goodwill                                 40,012,114                --               --
               Impairment losses on long-lived assets                         1,357,806                --               --
               Depreciation and amortization                                  5,146,515         7,100,094        3,270,691
               Non cash compensation                                            675,057         4,442,316          238,865
               Deferred income taxes                                                 --           200,000          276,482
               Discontinued voice operations                                         --           617,389         (520,747)
               Gain on sale of discontinued voice operations                         --          (277,414)              --
               Loss on disposal of equipment                                     28,305                --               --
               Increase (decrease) in cash attributable to changes
                   in assets and liabilities, net of effects of
                   acquisitions
                        Accounts receivable                                  10,029,925       (10,746,876)     (12,830,761)
                        Inventory                                            (2,401,306)          548,423       (7,352,640)
                        Net assets of discontinued AV operations               (807,067)               --              --
                        Other current assets                                 (3,689,790)       (1,801,140)        (517,207)
                        Other assets                                            (90,329)          (52,795)         307,236
                        Discontinued voice operation                                 --                --          691,574
                        Accounts payable                                     (3,247,953)       (2,084,176)       2,553,164
                        Accrued expenses                                     (1,009,341)          182,412         (259,451)
                        Income taxes payable                                         --                --         (124,372)
                        Deferred revenue                                        (27,009)          322,409        3,528,336
                        Other current liabilities                            (1,465,049)          556,394          (20,255)
                                                                           ------------      ------------      -----------
                              Net cash used in operating activities         (14,053,305)      (15,523,354)     (13,291,014)
                                                                           ------------      ------------      -----------

Cash flows from Investing Activities:
          Purchases of furniture, equipment and
              leasehold improvements                                         (4,745,933)       (7,981,050)      (4,323,095)
          Costs related to acquisition of business
              including cash acquired                                                --          (175,513)      (2,519,185)
          Proceeds from sale of furniture, equipment and leasehold
                improvements                                                     15,000                --               --
          Proceeds from sale of discontinued voice operation                         --         1,172,299               --
          Note receivable from sale of discontinued voice operation                  --           845,084               --
                                                                           ------------      ------------      -----------
                              Net cash used in investing activities          (4,730,933)       (6,139,180)      (6,842,280)
                                                                           ------------      ------------      -----------
Cash flows from Financing Activities:
          Proceeds from issuance of subordinated debentures                   4,571,921                --               --
          Proceeds from common stock offering                                20,257,961         9,851,261               --
          Proceeds from preferred stock offering                                     --                --       16,142,890
          Deferred financing costs                                             (505,074)               --          (74,314)
          Issuance of common stock for cash assets
                of GeoVideo Networks, Inc.                                           --         2,500,000               --
          Exercise of warrants and options, net                                 371,494         1,589,362        8,838,460
          Proceeds from bank loans                                           78,894,947        87,748,581        6,350,000
          Payments on bank loans                                            (83,677,513)      (80,120,499)      (5,488,602)
          Repayment of bank loans of acquired companies                              --                --       (2,186,508)
          Payments on capital lease obligations                                 (56,734)          (87,293)        (138,078)
          Repayment of subordinated notes                                            --                --       (1,500,000)
                                                                           ------------      ------------      -----------
                              Net cash provided by financing activities      19,857,002        21,481,412       21,943,848
                                                                           ------------      ------------      -----------
Increase (decrease) in cash and cash equivalents                              1,072,764          (181,122)       1,810,554
Cash and cash equivalents at beginning of period                              1,689,451         1,870,573           60,019
                                                                           ------------      ------------      -----------
Cash and cash equivalents at end of period                                 $  2,762,215      $  1,689,451      $ 1,870,573
                                                                           ============      ============      ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                                         $    255,589        $  598,147      $    78,056
                                                                           ------------      ------------      -----------
          Taxes                                                            $         --        $    2,274      $   155,304
                                                                           ------------      ------------      -----------

Non cash financing and investing activities:

During the year ended December 31, 2002, the Company recorded non-cash amortization of discount on subordinated debentures of $39,360.

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

During the year ended December 31, 2001, the Company received 39,891 shares of common stock valued at $239,745 in satisfaction of outstanding debt owed to the Company by former VTI directors and related parties.

Equipment with costs totaling $121,541 was acquired under capital lease arrangements during the year ended December 31, 2000.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

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

Wire One is a single source provider of video products and services that assists customers located principally in the United States with systems design and engineering, procurement, installation, operation and maintenance of their video communications systems. The Company offers its customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Tandberg, RADVision, Cisco Systems and Sony and provide a comprehensive suite of video and data services including engineering, installation, customized training, on-site technical assistance and maintenance. The Company also operates its Glowpoint network subscriber service, which provides its customers with two-way video communications with high quality of service utilizing an Internet network and broadband access dedicated solely to transporting video using the H.323 Internet Protocol standard. Finally, the Company sells multi-point video and audio bridging services through its Multiview Network Services program. The Company employs state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks. No single customer accounts for more than 10% of the Company's revenues. Approximately 4% of revenues in 2002 were derived from customers and U.S. customer affiliates located outside of the United States. The Company, headquartered in Hillside, New Jersey, operates a distribution facility in Miamisburg, Ohio and maintains 24 sales offices and demonstration facilities across the United States. During 2000 and 2001, the Company did not segregate or manage its operations by business segments. In 2002, the Company managed its operations in two business segments, video solutions and network solutions.

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

   Revenue recognition

The Company sells products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory.

Product revenue consists of revenue from the sale of video communications equipment and is recognized at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collection is probable and returns are estimable. Revenue is recognized at the time of shipment because the terms of shipment are FOB shipping point and legal title to the equipment passes to the customer at this time. Post-shipment obligations, such as installation and training, are considered relatively insignificant given the underlying nature of the equipment and of its installation.

Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to system integration, installation, technical training and user training. Most of these services are rendered at or prior to installation and all revenue is recognized only after the services have been rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services offered by the Company are recognized through a monthly billing process after services have been rendered.

   Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. During 2001, $900,000 of the cash and cash equivalents balance was restricted as to its use. After losing an approximately $745,000 judgment in the Maxbase litigation (note
13), the Company was required to set aside these funds in an interest-bearing account as it filed its appeal of this judgment. The restrictions on $275,000 were lifted when the Company settled the case and paid $625,000 in early 2002. The $625,000 had been expensed in previous periods.

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

The Company performs ongoing credit evaluations of its customers. No single customer accounts for more than 5% of our revenues. The Company records an allowance for doubtful accounts based on specificially identified amounts that we believe to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

   Inventory

Inventory, consisting of finished goods and spare parts, is valued at the lower of cost (determined on a first in, first out basis) or market. Reserves are provided to reflect estimated future requirements and to state these inventories at the lower of cost or market and are based upon a review of total inventory on hand.

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

   Long-lived assets

The Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets, might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

   Goodwill and other intangible assets

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also required that we recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that we classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the impairment of goodwill was September 30, 2002. The market approach was the method used to determine the fair value of the video solutions reporting unit. Under this approach, the quoted market prices in active markets are used as the basis for the measurement of impairment. The valuation for purposes of measuring impairment indicated by our stock price was also supplemented by the valuation indicated by a portfolio of comparable publicly traded companies. The above valuation resulted in an impairment of $40,012,114 of goodwill in accordance with SFAS No. 142 as of September 30, 2002.

The Company's acquisitions to date have all been accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,547,862 as of December 31, 2002. Measurement of impairment of goodwill and other intangible assets in accordance with SFAS 142 are discussed elsewhere in this report.

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

   Earnings per share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In determining basic loss per share for the periods presented, the effects of deemed dividends related to the Company's series A mandatorily redeemable convertible preferred stock is added to the net loss.

Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if-converted method. Diluted loss per share for 2002, 2001 and 2000 is the same as basic loss per share, since the effects of the calculation for those years were anti-dilutive.

                                                         Years Ended December 31,
                                                  -------------------------------------
                                                      2002         2001          2000
                                                  -----------  -----------   ----------
Weighted average shares outstanding                28,792,217   20,880,125   12,817,158
Effect of dilutive options and warrants                    --           --           --
                                                  -----------  -----------   ----------
Weighted average shares outstanding including
     dilutive effect of securities                 28,792,217   20,880,125   12,817,158
                                                  -----------  -----------   ----------

Weighted average options and warrants to purchase 11,143,590, 9,535,609 and 7,507,204 shares of common stock during the years ended December 31, 2002, 2001 and 2000, respectively, and preferred stock convertible into 2,115,000 common shares in 2000, were not included in the computation of diluted earnings per share because the Company reported a net loss attributable to common stockholders for these periods and their effect would have been anti-dilutive.

Stock-Based Compensation

The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly account for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

The fair value of stock options or warrants issued in return for services rendered by any non-employees is estimated on the date of grant using the Black-Scholes pricing model and is charged to operations over the vesting period or the terms of the underlying service agreements. The Company adjusts these estimates for any increases in market price for each of its reporting periods.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alterative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of, FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted FAS 148 for the fiscal year ended December 31, 2002 and continue to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows (in thousands):

                                                                                        Years Ended December 31,
                                                                               --------------------------------------------
                                                                                   2002            2001            2000
                                                                               ------------    ------------    ------------

Net loss attributable to common stockholders, as reported                      $(58,565,183)   $(18,964,294)   $(16,255,135)

Add: stock based employee compensation
    expense included in reported net loss, net of tax                               292,191         457,566         108,863
Deduct: total stock based employee
    compensation expense determined under the fair value based
    method for all awards, net of tax                                            (6,125,125)     (6,785,478)     (1,341,762)
                                                                               ------------    ------------    ------------
Pro forma net loss                                                             $(64,398,117)   $(25,292,206)   $(17,488,034)
                                                                               ============    ============    ============
Loss per share:
Basic and diluted - as reported                                                $      (2.03)   $      (0.91)   $      (1.27)
Basic and diluted - pro forma                                                  $      (2.24)   $      (1.21)   $      (1.36)


   Fair value of financial instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable and bank loan payable, the carrying value of which approximated fair value at December 31, 2002 and 2001. The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

   Recent pronouncements of the Financial Accounting Standards Board

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

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it is contracted to provide installation services. EITF Issue No. 00-21 is effective for the Company beginning October 1, 2003. The Company has not completed the evaluation of the impact of this EITF.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statements No. 123, "Accounting for Stock-Based Compensation," to provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the increased disclosure requirements of FAS 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

Note 3 -- Inventory

Inventory consists of the following:
                                                      December 31,
                                             --------------------------------
                                                2002                 2001
                                             -----------           -----------
Finished Goods                               $ 6,458,648           $ 7,708,595
Spare Parts                                    3,743,441             3,443,710
                                             -----------           -----------
                                              10,202,089            11,152,305
Reserves                                      (2,079,093)             (933,509)
                                             -----------           -----------
                    Total                    $ 8,122,996           $10,218,796
                                             ===========           ===========

The Company is a distributor of videoconferencing equipment manufactured by others. It does not manufacture any equipment; therefore, it does not have raw materials or work-in-progress inventories. Its inventory consists of finished goods purchased from video conferencing equipment manufacturers and spare parts held to satisfy its obligations under its OneCare service contracts. The cost of finished goods and spare parts is the purchase price paid to the manufacturers of the items. As a result, no labor, overhead or general and administrative costs are included in inventory.

Note 4 -- Discontinued Operations

In March 2003, the Company completed the sale of certain assets and liabilities of its Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV component was aimed at enabling the Company to focus more of its resources to the development and marketing of its subscriber-based IP network, Glowpoint, and to its video solutions business. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its net assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Net assets of discontinued AV operations consist of the following:
                                                          December 31,
                                              -----------------------------
                                                 2002                2001
                                              ---------          ----------
Inventory                                     $ 300,000          $       --
Other current assets                            507,067                  --
                                              ---------          ----------
                    Total                     $ 807,067          $       --
                                              =========          ==========

Revenues and pretax loss from discontinued AV operations are as follows:

                                               Year Ended December 31,
                                ----------------------------------------------
                                    2002              2001             2000
                                -------------     ------------      ----------
Revenues                        $  17,260,642     $ 14,504,757      $       --
Pretax loss                     $  (2,696,223)    $   (395,697)     $       --

On October 24, 2001, the Company completed the sale of its voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note which was paid in 2002. The Company's sale of its voice communications unit was aimed at enabling it to sharpen its focus on video solutions and on Glowpoint, its subscriber-based IP network dedicated to video communications traffic. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item on our consolidated statements of operations.

Revenues and pretax income (loss) from Voice division discontinued operations are as follows:

                                               Year Ended December 31,
                                ----------------------------------------------
                                    2002              2001             2000
                                -------------     ------------      ----------
Revenues                       $        --        $  5,383,145      $7,599,131
Pretax income (loss)           $  (286,880)       $   (617,389)     $  520,747

The pretax loss recorded in 2002 was the result of several post-closing adjustments related to the settlement of liabilities with vendors and customers for amounts in excess of those previously accrued.

Note 5 -- Other Current Assets

Other current assets consist of the following:
                                                         December 31,
                                             -----------------------------
                                                 2002               2001
                                             -----------        ----------
Costs and earnings in excess of billings     $4,028,518         $1,279,823
Prepaid maintenance contracts                   902,897            494,593
Prepaid professional fees                       259,330                 --
Other prepaid expenses                          876,494            375,532
Receivables from suppliers                      600,227            321,286
Note receivable - Phonextra                          --            845,084
Other receivables                               209,010            507,958
                                             ----------         ----------
                                             $6,876,476         $3,824,276
                                             ==========         ==========

Note 6 -- Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                           December 31,
                                    --------------------------      Estimated
                                        2002           2001        Useful Life
                                    -----------    -----------     -----------
Leasehold improvements              $   708,057     $  535,000       5 Years
Office furniture and equipment          784,600      1,348,722       5 Years
Computer equipment and software       3,711,920      3,288,819       3 Years
Demonstration equipment               3,772,997      4,001,072       3 Years
Bridging equipment                    1,244,063        790,309       5 Years
Network equipment                    11,249,867      6,725,596       5 Years
Vehicles                                268,736        271,732       5 Years
                                     ----------    -----------
                                     21,740,240     16,961,250
Less: Accumulated depreciation       (7,543,561)    (6,103,703)
                                    -----------    -----------
                                    $14,196,679    $10,857,547
                                    ===========    ===========

Depreciation expense was $4,096,596, $4,073,599 and $1,426,385 for the years ended December 31, 2002, 2001 and 2000, respectively, which includes depreciation expense of $57,937 for 2002, $64,224 for 2001 and $56,216 for 2000
on fixed assets subject to capital leases.

Note 7 -- Goodwill and Other Intangible Assets

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also required that we recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that we classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the impairment of goodwill was September 30, 2002. The market approach was the method used to determine the fair value of the video solutions reporting unit. Under this approach, the quoted market prices in active markets are used as the basis for the measurement of impairment. The valuation for purposes of measuring impairment indicated by our stock price was also supplemented by the valuation indicated by a portfolio of comparable publicly traded companies. The above valuation resulted in an impairment of $40,012,114 of goodwill in accordance with SFAS No. 142 as of September 30, 2002.

The Company's acquisitions to date have all been accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,547,862 as of December 31, 2002. Measurement of impairment of goodwill and other intangible assets in accordance with SFAS 142 are discussed elsewhere in this report.

Note 8 -- Accrued Expenses

Accrued expenses consist of the following:
                                                         December 31,
                                               ----------------------------
                                                  2002              2001
                                               ----------        ----------
Accrued compensation                           $1,393,955        $1,776,253
Accrued restructuring                             279,621           200,000
Accrued interest                                   40,028                --
Accrued litigation                                     --           675,000
Sales tax payable                                 200,171           513,482
Customer deposits                                 128,016                --
Other                                              81,022            54,155
                                              -----------        ----------
                                              $ 2,122,813        $3,218,890
                                              ===========        ==========

Note 9 -- Bank Loan Payable and Long-Term Debt

   Bank loan payable

In June 2000, the Company entered into a $15 million working capital credit facility with an asset-based lender. Under terms of the two-year agreement for this facility loan availability was based on up to 75% of eligible accounts receivable and 50% of inventory, subject to an inventory cap of $5 million. Borrowings bear interest at the lender's base rate plus 1/2% per annum. In May 2002, the outstanding loan balance was paid off with borrowings under a new working capital credit facility.

In May 2002, the Company entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2 % per annum. At December 31, 2002, the interest rate on the facility was 5.75%. The credit facility contains certain financial and operational covenants. For the period from July 1, 2002 through September 30, 2002 (the "2002 Third Quarter"), the Company was in violation of the covenant requiring the Company to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target for the three quarters ended September 30, 2002. In November, 2002, the Company concluded an amendment to the credit facility to cure noncompliance with the EBITDA covenant. As compensation for this amendment, the Company granted 100,000 warrants with an exercise price of $1.99 to JPMorgan Chase. The fair value of these warrants was determined to be $176,203 using the Black-Scholes valuation method and this amount was charged to interest expense in 2002. For the period from October 1, 2002 through December 31, 2002 ("2002 Fourth Quarter"), the Company was in violation of the covenant requiring the Company to meet a certain EBITDA target for the four quarters ended December 31, 2002. In March 2003, the Company concluded an amendment to the credit facility with JPMorgan Chase Bank to cure non-compliance with the EBITDA financial covenant arising from the fourth quarter results. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. At December 31, 2002, $5,845,516 was outstanding under the facility, and the loan has been classified as non-current in the accompanying consolidated balance sheet because the facility matures on May 31, 2005.

   Long-term debt

Long-term debt consists of the following:

                                                       December 31,
                                            ------------------------------
                                               2002                 2001
                                            ----------           ---------
Bank loan payable                           $5,845,516           $      --
Capital lease obligations                       25,874              82,608
                                            ----------           ---------
                                             5,871,390              82,608
Less: current maturities                        25,874              56,912
                                            ----------           ---------
                                            $5,845,516           $  25,696
                                            ==========           =========

Note 10 -- Subordinated Debentures

In December 2002, the Company raised net proceeds of $4.6 million in a private placement of $4,888,000 principal amount of 8% convertible debentures. The debentures, which are convertible into 2,036,677 shares of common stock at $2.40 per share, are subordinate to the Company's credit facility with JPMorgan Chase Bank. The debentures mature in February 2004, or 90 days following the expiration (in May 2005) or earlier termination of the credit facility, whichever is later. The Company has the option of paying interest on the debentures in the form of either cash or Wire One common stock. The debentures will automatically convert into common stock if Wire One shares trade above $4.80 for 10 consecutive trading days. If the Company elects to prepay the debentures prior to maturity, the holders may instead elect to convert the debentures into common stock, in which event the holders will receive, in addition to the shares issuable upon the conversion, the remaining interest payable under the debentures through maturity, payable in the form of common stock based upon the conversion price. Investors in the private placement also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to customary anti-dilution adjustments. The Company also issued to its placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share with an expiration date of January 31, 2003.

Costs of the offering, including the fair value of the warrants, totaled $2,519,000. This amount was recorded as a discount on subordinated debentures and is being amortized over the period from the date of issuance to the August 2005 redemption date. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on subordinated debentures of $2,369,000 to reflect the beneficial conversion feature of the warrants. Accordingly, all of the proceeds from this financing have been credited to stockholders' equity.

Note 11 -- Stockholders' Equity

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

In May 1997, the Company also issued to the underwriter of the public offering, for nominal consideration, an option to purchase up to 70,000 Units. This option is exercisable for a four-year period commencing one year from the effective date of the offering, at a per Unit exercise price of $8.40 per Unit. The Units are similar to those offered to the public. In March 2000, the Company received $117,600 from the exercise of 28,000 Units.

On February 10, 2000, the Company announced its intention to redeem all outstanding Class A warrants. From February through April 2000, the Company raised net proceeds of approximately $8,047,000 from the exercise of 1,933,647 Class A warrants. All unexercised Class A warrants were redeemed in April 2000, except for 112,000 Class A warrants underlying the options granted to the underwriters.

   Common Stock

In August 2001, the Company raised net proceeds of $9.9 million in a private placement of 2,220,000 shares of its common stock at a price of $5.00 per share. Investors in the private placement also received five-year warrants to purchase 814,000 shares of common stock at an exercise price of $6.25 per share. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 220,000 shares of common stock at an exercise price of $5.00 per share.

In January 2002, the Company raised net proceeds of $20.3 million in a private placement of 3,426,650 shares of its common stock at $6.25 per share. Investors in the private placement also received five-year warrants to purchase 864,375 shares of common stock at an exercise price of $10.00 per share. The warrants are subject to certain anti-dilution protection.

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

The stockholders of Wire One Technologies, Inc. were asked, in accordance with the requirements of Rule 4350(i)(1)(D) of the Nasdaq Stock Market (the "Rule"), and approved, at the 2001 Annual Meeting of Stockholders, the issuance by the Company of more than 20% of its common stock upon the conversion of the Company's series A preferred and exercise of the related warrants. The Rule restricted the Company from issuing more 20% of its outstanding shares of common stock at less than market value in any transaction unless the Company obtained prior stockholder approval (the "Exchange Cap"). As a consequence of receiving this approval, the Company was able to issue 3,021,429 shares of its common stock upon conversion of the remaining 2,115 shares of Series A preferred stock outstanding when, beginning on June 14, 2001, each remaining holder of Series A preferred substituted an "alternative conversion price" for the $7.00 fixed conversion price. The alternative conversion price was equal to 70% of the fixed conversion price then in effect. Upon conversion of the remaining 2,115 shares of Series A preferred stock outstanding, the remaining $4,039,940 of un-accreted discount was recognized in the Consolidated Statement of Operations as deemed dividends on Series A convertible preferred stock.

Note 12 -- Stock Options

   Wire One 2000 Stock Incentive Plan

In September 2000, the Company adopted and approved the Wire One 2000 Stock Incentive Plan (the "2000 Plan") and reserved up to 3,000,000 shares of Common Stock for issuance thereunder. In May 2002, the Company's shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 4,400,000. The 2000 Plan permits the grant of incentive stock options ("ISOs") to employees or employees of its subsidiaries. Non-qualified stock options ("NQSOs") may be granted to employees, directors and consultants. The Company issued 1,640,505 options during 2002 with exercise prices ranging from $1.00 to $5.48 and vesting periods ranging from one to four years. It had issued options totaling 2,227,450 and 587,124 in 2001 and 2000, respectively. As of December 31, 2002, options to purchase a total of 3,743,479 shares were outstanding and 652,021 shares remained available for future issuance under the 2000 Plan.

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

   Non-qualified options

The Company issued a total of 0, 167,500 and 70,125 options, outside the context of a stock option plan, during 2002, 2001 and 2000 respectively, to various employees, directors, and advisors, with exercise prices ranging from $1.00 to $5.48 per share and immediate vesting. At December 31, 2002, the total outstanding non-qualified options of this nature were 2,054,377. The number of options has been adjusted to reflect the 1.65 to 1 conversion rate resulting from the May 18, 2000 merger with VTI.

   1996 Stock Option Plan

In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "1996 Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be granted ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vest in such calendar year. The 1996 Plan will terminate in 2006. Options granted under the 1996 Plan in 2002, 2001 and 2000 were 0, 0 and 334,848 respectively. As of December 31, 2002, options to purchase a total of 887,963 shares were outstanding and no shares remained available for future issuance under the 1996 Plan. The number of options has been adjusted to reflect the 1.65 to 1 conversion rate resulting from the merger with VTI.

   VTI Stock Option Plans

As part of the merger with VTI, the Company assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. VTI had authorized an aggregate of 1,161,000 shares of common stock to be available under all the current option plans. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. Options granted under these Plans in 2002, 2001 and 2000 (since the merger date) were 0, 0 and 189,503, respectively. As of December 31, 2002, options to purchase a total of 323,602 shares were outstanding and no shares remained available for future issuance. The options have been adjusted to reflect the 2 for 1 reverse stock split approved by the VTI Board of Directors concurrent with the merger with ACC.

A summary of options issued under Company plans and other options outstanding as of December 31, 2002, and changes during fiscal 2000, 2001 and 2002 are presented below:


                                                                                       Weighted
                                                                                       Average
                                                   Fixed              Range of         Exercise
                                                  Options              Price            Price
                                                 ----------        -------------      ----------
Options outstanding, December 31, 1999.........   4,791,600        $ .30 -  4.81      $   1.63
Assumed as part of VTI merger..................     361,605        $ .50 - 15.00          4.31
Granted........................................   1,181,600        $4.06 -  8.18          5.26
Exercised......................................    (486,831)       $ .57 -  3.85          1.23
                                                 ----------
Options outstanding, December 31, 2000.........   5,847,974        $ .30 - 15.00      $   2.50
Granted........................................   2,394,950        $1.94 -  9.85          4.20
Exercised......................................  (1,508,863)       $ .53 -  6.00          1.07
Cancelled......................................    (451,119)       $ .57 - 15.00          3.90
                                                 ----------
Options outstanding, December 31, 2001.........   6,282,942        $ .30 - 12.75      $   3.44

Granted........................................   1,640,505        $1.00 -  5.48          2.10
Exercised......................................    (158,482)       $ .76 -  4.40          2.36
Cancelled......................................    (755,544)       $ .53 -  9.85          4.14
                                                 ----------        -------------
Options outstanding, December 31, 2002.........   7,009,421        $ .30 - 12.75      $   3.08
                                                 ==========        ============
Shares of common stock available for
future grant under Company plans...............     652,021
                                                 ----------

Additional information as of December 31, 2002 with respect to all outstanding options is as follows:


                                             Weighted
                                             Average           Weighted                        Weighted
                                             Remaining          Average                         Average
                            Number         Contractual         Exercise          Number        Exercise
    Range Of Price       Outstanding      Life (In Years)        Price         Exercisable        Price
     -------------         ---------      ---------------      ---------       -----------     ---------
     $ .30 -  .57           795,249            0.97             $   0.53           795,249     $    0.53
       .64 - 2.20         1,486,398            7.65             $   1.50           471,393     $    1.43
      2.33 - 3.00           312,500            5.71             $   2.72           191,008     $    2.73
      3.03 - 4.00         2,718,550            6.32             $   3.48         1,831,197     $    3.28
      4.06 - 5.50         1,569,705            8.01             $   4.90           808,268     $    4.98
      5.73 -12.75           127,019            2.93             $   7.06           127,019     $    7.06
                         ----------            ----             --------         ---------     ---------
  $ .30 -  12.75          7,009,421            6.29             $   3.08         4,224,134     $    2.97
                         ==========            ====             ========         =========     =========

The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The weighted-average grant date fair value of options granted during 2002, 2001 and 2000 under the Black-Scholes option pricing model was $1.90, $2.70 and $2.03 per option, respectively.

The fair value of each option granted in 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            2002           2001          2000
                                          -------        -------       -------
Risk free interest rates..............      3.89%          4.40%         5.39%
Expected option lives.................   5.00 years     3.81 years    2.23 years
Expected volatility...................     145.41%        115.9%        126.2%
Expected dividend yields..............      None           None          None

Non-cash compensation expense recognized in the Company's Statement of Operations totaled $675,057, $4,442,316 and $238,865 in 2002, 2001 and 2000,
respectively. During the year ended December 31, 2002, the Company recorded a one-time, non-cash charge of $206,663 related to a one-year extension of certain stock options originally granted to the Company's COO in 1997 and that were scheduled to expire in December 2002. The amount of the charge was calculated in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" which specifies that extending the maximum contractual life of an award results in a new measurement of compensation cost at the date of modification and that any intrinsic value at the modification date in excess of the amount measured at the original measurement date must be recognized as compensation cost immediately if the award is vested. The expiration date of the 123,750 fully-vested options with an exercise price of $0.53 per share was extended for one year on December 9, 2002. The market price of the Company's common stock on that day was $2.20 per share. In addition to this charge, the Company recorded a $176,203 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issued to JP Morgan Chase Bank as compensation for amending its credit agreement. The remaining $292,191 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

Also, during 2002, the Company entered into a severance and consulting arrangement with the former president of the Company. Under the terms of the severance arrangement, the Company granted the former president options to purchase 84,000 shares of the Company's common stock at an exercise price of $1.13 per share, which vests 50% upon the date of grant and 50% on July 31, 2003. The Company valued these shares using the Black-Scholes pricing model and recorded an $86,736 non-cash charge to restructuring for the vested portion of these shares. Under the terms of the consulting arrangement, the Company granted an additional 50,000 options to purchase shares of the Company's common stock at an exercise price of $3.00 per share, which vests 5,000 shares per month until July 31, 2003. The Company also valued these shares using the Black-Scholes pricing model and recorded a $48,603 non-cash charge to prepaid professional fees for the vested portion of these shares.

During the year ended December 31, 2001, the Company recorded a one-time, non-cash charge of $3,984,750 related to a five-year extension of certain stock options originally granted to the Company's CEO in 1997 and that were scheduled to expire in March 2002. The expiration date of the 1,237,500 fully-vested options with an exercise price of $3.03 per share was extended for five years on December 26, 2001. The market price of the Company's common stock on that day was $6.25 per share. In addition to this charge, the Company recorded a charge of $457,566 of non-cash compensation relating to the amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

During the year ended December 31, 2000, the Company recorded $108,863 of non-cash employee stock option compensation relating to 337,134 stock options with a three year vesting period granted to employees at an exercise price of $5.50 per share on September 15, 2000. The market price of the Company's common stock was $9.38 per share on that day. In addition, $130,002 of compensation expense was recognized for options granted to non-employees for services rendered to the Company.

During the years ended December 31, 2002, 2001 and 2000, the Company received $371,489, $1,589,362 and $674,098, respectively from the exercise of stock options.

Note 13 -- Commitments and Contingencies

   Employment Agreements

The Company's board of directors has approved employment agreements for a number of its executive officers as follows:

Chairman and Chief Executive Officer -- The Company entered into an agreement with Richard Reiss to serve as President and Chief Executive Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Reiss is entitled, in year 1, 2, and 3, respectively, to annual base compensation of $345,000, $410,000 and $480,000, and to a formula bonus (payable in quarterly installments, subject to satisfaction of the condition that the Company's gross revenues from continuing operations during a given quarter increase over such revenues from the corresponding quarter of the preceding year) of $135,000, $165,000 and $195,000 annually. The agreement provides for a grant of an option to purchase 300,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Reiss has the right to terminate the agreement, with a full payout of all base and potential formula bonus compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as those terms are defined under the 2000 Plan) or a termination by the Corporation without cause. Under the agreement, the Company must secure and pay the premium on a $2,500,000 life insurance policy payable to Mr. Reiss's designated beneficiary. The Company charges the cost of the premium to expense as incurred and has not recorded the cash surrender value of the policy as an asset on its consolidated balance sheet. On April 24, 2002, Mr. Reiss was named Chairman and Chief Executive Officer and his agreement was amended to subject the formula bonus to satisfaction of the condition that the Company has $500,000 in "EBITDA" from continuing operations during a given quarter in addition to the gross revenue condition. On July 30, 2002, the agreement was amended to reduce annual base compensation to $369,000 for the remainder of year 2 and to $432,000 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $330,000 and the formula bonus was replaced with a discretionary bonus for the remaining term.

President and Chief Operating Officer -- The Company entered into an agreement with Leo Flotron to serve as Chief Operating Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Flotron is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $325,000, $375,000 and $425,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 240,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. Mr. Flotron has the right to terminate the agreement, with a full payout of all base compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as defined under the 2000 Plan) or a termination by the Corporation without cause. On July 30, 2002, Mr. Flotron was named President and Chief Operating Officer and his agreement was amended to reduce annual base compensation to $337,500 for the remainder of year 2 and to $382,500 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $300,000 for the remaining term.

Vice Chairman and President -- The Company entered into an agreement with Lewis Jaffe to serve as Vice Chairman and President having a two-year term commencing April 24, 2002. Under the agreement, Mr. Jaffe is entitled to annual base compensation of $250,000 and to a formula bonus of $20,000 (payable quarterly, subject to satisfaction of the condition that the Company's gross revenue from continuing operations during a given quarter increase over such revenues from the corresponding quarter of the preceding year and that the Company has at least $500,000 in "EBITDA" resulting from such operations for that quarter). The agreement provides for a grant of an option to purchase 250,000 shares of Company stock under the 2000 Plan, vesting in two equal annual installments. On July 22, 2002, this agreement was terminated simultaneously with the commencement of a consulting agreement providing for Mr. Jaffe's continued assistance in the areas of corporate development and investor relations through July 31, 2003, for the right to retain 50,000 of the stock options granted under his employment agreement. See Note 12 for further discussion of the Company's treatment of these options in accordance with FIN 44 and APB 25.

Executive Vice President Business Affairs and General Counsel -- The Company entered into an agreement with Jonathan Birkhahn to serve as Executive Vice President Business Affairs and Legal Council., having a three-year term commencing on November 30, 2000. Under the agreement, Mr. Birkhahn is entitled to annual base compensation of $235,000, $260,000 and $285,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for a grant of an option to purchase 250,000 shares under the 2000 Plan, vesting in four equal installments as follows: after six months, after one year, after two years and after three years. The agreement was amended on July 30, 2002, to reduce the annual base compensation to $247,000 for the remainder of year 2 and to $270,050 in year 3. Effective January 31, 2003, the agreement was terminated simultaneously with the commencement of a consulting agreement providing for Mr. Birkhahn's continued assistance in the administration of the Company's legal and business affairs for a fee of $11,500 per month through November 30, 2003. The stock options granted under the employment agreement will continue to vest provided that Mr. Birkhahn continues to serve the Company as a consultant or as a member of the Company's Board of Directors. Mr. Birkhahn terminated the consulting agreement effective March 18, 2003; however, he will continue to serve as a member of the Board of Directors.

Executive Vice President and Chief Financial Officer -- The Company entered into an agreement with Christopher Zigmont to serve as Executive Vice President - Finance and Chief Financial Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Zigmont is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $175,000, $200,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 150,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $190,000 for the remainder of year 2 and to $213,750 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $190,000 for the remaining term.

Executive Vice President and Chief Technology Officer -- The Company entered into an agreement with Michael Brandofino to serve as Vice President and Chief Technology Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Brandofino is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $165,000, $195,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 100,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. On April 24, 2002, Mr. Brandofino was named Executive Vice President and Chief Technology Officer and his agreement was amended to extend the term of the agreement by one year with annual base compensation of $235,000 in year 4. In addition, Mr. Brandofino was granted an additional option to purchase 15,000 shares of Company stock under the 2000 Plan, vesting in three equal installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $185,250 for the remainder of year 2 and to $213,750 and $223,250 in years 3 and 4, respectively. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $185,250 through December 31, 2003.

Vice President - Marketing -- The Company entered into an agreement with Kelly Harman to serve as Vice President - Marketing having a three-year term commencing on January 1, 2001. Under the agreement, Ms. Harman is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $150,000, $175,000 and $200,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 50,000 shares under the 2000 Plan, vesting in three equal installments. On July 30, 2002, the agreement was amended to reduce annual base compensation to $166,250 for the remainder of year 2 and to $190,000 in year 3. Effective January 31, 2003, the agreement was terminated simultaneously with the commencement of a consulting agreement providing for Ms. Harman's continued assistance in the development, marketing and sales of the Company's products and services for a fee of $8,000 per month through December 31, 2003. The stock options granted under the employment agreement will continue to vest provided that Ms. Harman continues to serve the Company as a consultant.

   Operating Leases

The Company leases various facilities under operating leases expiring through 2007. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2002, 2001 and 2000 were approximately $1,837,000, $1,853,000 and $1,315,000, respectively.

Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31
2003....................................................    $1,424,132
2004....................................................       947,764
2005....................................................       683,775
2006....................................................       580,320
2007 ...................................................       337,733
                                                             ---------
                                                            $3,973,724
                                                             =========

   Capital Lease Obligations

The Company leases certain vehicles and equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 2002 had a cost, accumulated depreciation and net book value of $0.

Future minimum lease payments under capital lease obligations at December 31, 2002 are as follows:

2003....................................................      $27,957
                                                              -------
Total minimum payments..................................       27,957
Less amount representing interest.......................       (2,083)
                                                              -------
Total principal.........................................       25,874
Less portion due within one year........................      (25,874)
                                                              -------
Long-term portion.......................................      $    --
                                                              =======

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

Note 14 -- Restructuring Charge

During the year ended December 31, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a restructuring charge of $960,000. The Company recognized this charge in the period in which (a) management having the appropriate level of authority to involuntarily terminate employees approved and committed the Company to a plan of termination and established the benefits that current employees will receive upon termination,
(b) the benefit arrangement was communicated to employees and the communication of the benefit arrangement included sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated, (c) the plan of termination specifically identified the number of employees to be terminated, their job classifications or functions, and their locations and (d) the plan of termination indicated that significant changes to the plan of termination are not likely. The significant components of the restructuring charge are as follows:

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

The following table summarizes the activity against the restructuring charge:


         Restructuring charge                                        $ 960,000
                 Cash paid                                            (555,379)
                 Non-cash expenses                                    (125,000)
                                                                     ---------
         Accrual Balance at December 31, 2002                        $ 279,621
                                                                     =========


During the year ended December 31, 2001, the Company recorded a restructuring charge of $200,000. The significant components of the restructuring charge are as follows:

Employee termination costs                                           $ 200,000
                                                                     =========


The employee termination costs relate to 23 employees of the Company terminated following the implementation of a cost savings plan.

The following table summarizes the activity against the restructuring charge:


         Restructuring charge                                        $ 200,000
                 Cash paid                                            (200,000)
                                                                     ---------
         Accrual Balance at December 31, 2002                        $      --
                                                                     =========

Note 15 -- Income Taxes

The income tax provision consists of the following:

                                                 Year Ended December 31,
                                    --------------------------------------------
                                        2002           2001            2000
                                    -----------    ------------     ------------
Current:
    Federal                         $        --    $         --     $   196,712
    State                                    --              --          38,045
                                    -----------    ------------     -----------
Total Current                                --              --         234,757
                                    -----------    ------------     -----------
Deferred:
    Federal                         (8,750,051)      (2,567,680)       (318,432)
    State                           (1,544,127)        (453,120)        (20,769)
    Valuation Allowance             10,294,178        3,220,800         615,683
                                    -----------    ------------     -----------
Total Deferred                               --         200,000         276,482
                                    -----------    ------------     -----------
Income tax provision                $        --    $    200,000     $   511,239
                                    ===========    ============     ===========

The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                   Year Ended December 31,
                                     -------------------------------------------
                                         2002           2001             2000
                                     -----------    ------------     ----------
U.S. federal income taxes at
          the statutory rate       $(19,898,840)     $(4,940,200)   $  (687,035)
State taxes, net of federal effects  (3,511,560)        (871,800)       (80,828)
Goodwill amortization/write-off      12,946,542          957,200        578,800
Valuation allowance                  10,294,178        3,220,800        615,683
Stock-based compensation                 82,680        1,776,800             --
Other                                    87,000           57,200         84,619
                                    -----------     ------------    -----------
                                    $        --     $    200,000    $   511,239
                                    ===========     ============    ===========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are presented below:

                                                              December 31,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------      ------------
Deferred tax assets:
    Tax benefit of operating loss
        carryforward                               $18,212,485      $ 9,688,420
    Reserves and allowances                          1,092,800        1,233,600
    Goodwill                                         2,689,600               --
    Fixed asset impairment charge                      364,800               --
    Stock option compensation                          276,552           83,701
    Depreciation                                        13,600           72,400
    Other                                              117,880          112,382
                                                   -----------      -----------
Total deferred tax assets                           22,767,717       11,190,503
                                                   -----------      -----------
Deferred tax liabilities:
    Depreciation                                     1,329,836               --
    Goodwill                                                --           46,800
                                                   -----------      -----------
Total deferred tax liabilities                       1,329,836           46,800
                                                   -----------      -----------
Sub-total                                           21,437,881       11,143,703
Valuation allowance                                (21,437,881)     (11,143,703)
                                                   -----------      -----------
Net deferred tax assets                                     --               --
                                                   ===========      ===========

During the 2001 period, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock based compensation. If the tax benefits currently offset by valuation allowances are subsequently realized, approximately $7.2 million will be credited to goodwill because these tax benefits relate to VTI operations prior to the merger. In addition, approximately $2.8 million will be credited to additional paid-in capital because these tax benefits relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

The Company and its subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2002, the Company has net operating loss (NOL) carry-forwards of approximately $47 million and $39 million for federal and state income tax purposes, respectively. The federal NOL has a carryover period of 20 years and is available to offset future taxable income, if any, through 2021. The utilization of the $47 million in tax loss carryforwards is limited to approximately $2.4 million each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

Note 16 -- Valuation Accounts and Reserves

The following table summarizes the activity in the allowance for doubtful accounts and inventory reserve accounts:

                                                 Year Ended December 31,
                                        ---------------------------------------
                                            2002          2001           2000
                                        -----------   -----------   -----------
Allowance for Doubtful Accounts:
     Beginning Balance                  $   605,000    $  470,000   $   115,000
          Charged to cost and expenses    1,502,914     1,171,888       568,107
          Deductions (1)                 (1,822,914)   (1,036,888)     (213,107)
                                        -----------   -----------   -----------
     Ending Balance                     $   285,000    $  605,000   $   470,000
                                        ===========   ===========   ===========

Inventory Reserves:
     Beginning Balance                  $   933,509    $  988,916            --
          Charged to cost and expenses    1,145,584       580,002       988,916
          Deductions (2)                         --      (635,409)           --
                                        -----------   -----------   -----------
     Ending Balance                     $ 2,079,093   $   933,509   $   988,916
                                        ===========   ===========   ===========

(1) Represents the amount of accounts written off
(2) Represents inventory written off and disposed of

Note 17 -- Pension Plan

On March 1, 1998 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covered substantially all employees who met minimum age and service requirements. The 401(k) Plan was non-contributory on the part of the Company. Effective with the merger with VTI, the Company assumed the 401(k) Plan of VTI, combined its assets with those of the existing plan and began making contributions to the plan. Employer contributions to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000 were approximately $115,000, $83,000 and $56,000, respectively.

Note 18 -- Business Combinations

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

Following are schedules of the purchase price and purchase price allocation:

Purchase Price:
Value of VTI shares exchanged...................................  $ 28,466,308
Value of VTI options and warrants...............................     2,872,950
Direct mergers costs............................................     1,008,059
                                                                  ------------
Total purchase price............................................  $ 32,347,317
                                                                  ============
Purchase Price Allocation:
VTI assets acquired.............................................  $ 11,583,008
VTI liabilities assumed.........................................   (13,923,289)
Goodwill........................................................    34,687,598
                                                                  ------------
Total...........................................................  $ 32,347,317
                                                                  ============

The VTI assets acquired and liabilities assumed were recorded at their fair values on May 18, 2000. Amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $0, $2,444,907 and $1,447,877, respectively.

The following summarized unaudited pro forma information for the year ended December 31, 2000 assumes the merger of the ACC and VTI occurred on January 1, 2000. This information is not reflective of the impact of discontinuance of AV operations in 2002 as discussed in Note 4.

                                                         Year End
                                                        December 31,
                                                            2000
                                                        ------------
Net revenues....................................        $ 68,273,027
Operating loss..................................          (4,098,157)
Net loss attributable to common stockholders....          (7,990,307)
Loss per share:
            Basic...............................        $       (.46)
            Diluted.............................        $       (.46)

The unaudited pro forma operating results reflect pro forma adjustments for the amortization of intangibles of $811,143 for the year ended December 31, 2000 arising from the merger and other adjustments. These pro forma operating results also reflect the effects of the series A preferred stock issued in June of 2000 as if the financing occurred on January 1, 2000. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of 2000, or of the future results of the combined entity.

The Company recognized net revenues of $1,047,000 from transactions with VTI during the year ended December 31, 2000. Such amounts have been eliminated in preparing the pro forma information.

   Acquisition of 2CONFER, LLC

In July 2000, the Company acquired the net assets of 2CONFER, LLC, a Chicago-based provider of videconferencing, audio and data solutions. The total consideration was $800,000, consisting of $500,000 in cash and the remainder in Company common stock valued at the time of acquisition. Assets consisted primarily of accounts receivable, fixed assets and goodwill.

Purchase Price Allocation:
2CONFER assets acquired.......................................    $ 1,024,730
2CONFER liabilities assumed...................................     (1,424,730)
Goodwill......................................................      1,200,000
                                                                  -----------
                            Total.............................    $   800,000
                                                                  ===========

The 2CONFER assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2000. Amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $0, $87,912 and $43,150, respectively.

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

Purchase Price Allocation:
JBC assets acquired............................................   $ 1,281,194
JBC liabilities assumed........................................    (1,194,065)
Goodwill.......................................................       547,871
                                                                  -----------
                            Total..............................   $   635,000
                                                                  ===========


The JBC assets acquired and liabilities assumed were recorded at their fair values as of October 1, 2000. Amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $0, $48,488 and $9,830, respectively.

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

Purchase Price Allocation:
          GeoVideo assets acquired                                   $2,500,000
          Goodwill                                                    2,500,000
                                                                     ----------
                    Total                                            $5,000,000
                                                                     ==========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of GeoVideo by the Company occurred on January 1, 2000. This information is not reflective of the impact of discontinuance of AV operations in 2002 as discussed in Note 4.

                                                      Year Ended December 31,
                                                 ----------------------------
                                                    2000              2001
                                                 ----------        ----------
Net revenues                                     $ 48,434,108     $ 88,916,234
Operating loss                                     (7,834,575)     (15,169,284)
Net loss attributable to common stockholders (21,655,135) (20,764,294) Loss per share:
    Basic                                        $      (1.69)     $     (0.99)
    Diluted                                      $      (1.69)     $     (0.99)

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

Amortization expense for the years ended December 31, 2002 and 2001 totaled $0 and $102,340, respectively.

   Acquisition of Advance Acoustical Concepts, Inc.

In July 2001, the Company acquired the assets and certain liabilities of Advanced Acoustical Concepts, Inc. ("AAC"), a privately held company founded in 1986 and based in Dayton, Ohio. The Company did not acquire any equity interest in AAC. The acquired assets of AAC consisted of those related to complete solution design and integration of video and audiovisual products into cost-effective, ergonomic conferencing systems. These solutions were marketed by AAC to the commercial, medical, distance learning, legal and financial industries. In exchange for the acquired assets and assumed liabilities, Wire One issued 145,429 shares of its common stock with an assumed value of $5.46 per share based on the then current market price. On the date of the acquisition, the assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill. None of this goodwill is expected to be deductible for tax purposes due to the nature of this asset-based acquisition.

The acquisition of assets from AAC was consummated to further expand the Company's expertise in the field of audio-visual integration and to acquire a customer base that had a demonstrated history of producing $10 or more million in annual revenues for AAC. The results of the acquired operations are included in the Consolidated Statements of Operations from July 17, 2001.

Purchase Price Allocation:
          Cash                                             $  364,117
          Accounts receivable                                 466,030
          Inventory                                           654,297
          Other assets                                        248,951
          Accounts payable                                 (2,350,395)
          Notes and leases payable                           (253,640)
          Accrued liabilities                                (206,710)
          Deferred revenue                                 (1,120,779)
          Goodwill                                          2,991,879
                                                           ----------
                    Total                                  $  793,750
                                                           ==========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of assets of AAC occurred on January 1, 2000. This information is not reflective of the impact of discontinuance of AV operations in 2002 as discussed in Note 4.

                                                   Year Ended December 31,
                                             -------------------------------
                                                  2000             2001
                                             -------------     -------------
Net revenues                                  $ 58,633,207     $ 93,203,562
Operating loss                                  (3,185,247)     (13,723,105)
Net loss attributable to common
    stockholders                               (17,383,047)     (19,605,602)
Loss per share:
    Basic                                     $      (1.34)    $       (.93)
    Diluted                                   $      (1.34)    $       (.93)

Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

   Acquisition of Axxis, Inc.

In November 2001, the Company acquired certain assets and liabilities of the video conferencing division of Axxis, Inc., a Kentucky-based designer of audiovisual conferencing systems. The Company did not acquire any equity interest in Axxis. In exchange for the acquired assets and assumed liabilities, Wire One issued 320,973 shares of common stock with an assumed price per share of $6.39 per share based on the then current market price. On the date of acquisition, the acquired assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill. None of this goodwill is expected to be deductible for tax purposes due to the nature of this asset-based acquisition.

The acquisition of Axxis assets was consummated to further expand the Company's expertise in the field of audio-visual integration and to acquire a customer base that had a demonstrated history of producing $10 million or more in annual revenues for Axxis. The results of the acquired operations are included in the Consolidated Statements of Operations from October 1, 2001.


Purchase Price Allocation:
          Earnings in excess of billings                            $   630,617
          Inventory                                                     119,511
          Accounts payable                                             (700,432)
          Accrued vacation                                              (49,696)
          Goodwill                                                    2,051,017
                                                                    -----------
                    Total                                           $ 2,051,017
                                                                    ===========

The following summarized unaudited pro forma information for the years ended December 31, 2000 and 2001 assumes that the acquisition of assets of Axxis occurred on January 1, 2000. This information is not reflective of the impact of discontinuance of AV operations in 2002 as discussed in Note 4.

                                                   Year Ended December 31,
                                            --------------------------------
                                               2000                2001
                                            -------------      -------------
Net revenues                                $ 60,960,382       $ 97,068,528
Operating loss                                (2,131,227)       (14,072,956)
Net loss attributable to common
    stockholders                             (16,226,248)       (19,629,376)
Loss per share:
    Basic                                   $      (1.24)     $        (.93)
    Diluted                                 $      (1.24)     $        (.93)


Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated at the beginning of 2000, or of the future results of the combined entity.

In the fourth quarter of 2002 the Company completed the process of quantifying a goodwill impairment loss and a $40.0 million charge was recorded. The effect on reported net loss attributable to common stockholders and diluted net loss per share of excluding goodwill amortization in accordance with SFAS 142 for the years ended December 31, 2001 and 2000 is as follows:

                                                       2001            2000
                                                  -------------   -------------
Reported net loss attributable
  to common stockholders .......................  $ (18,964,294)  $ (16,255,135)
Goodwill amortization ..........................      2,683,647       1,500,857
                                                  -------------   -------------
Adjusted net loss attributable
  to common stockholders .......................  $ (16,280,647)  $ (14,754,278)
                                                  =============   =============
Reported diluted net loss per share ............  $       (0.91)  $       (1.27)
Goodwill amortization ..........................           0.13            0.12
                                                  -------------   -------------
Adjusted diluted net loss per share ............  $       (0.78)  $       (1.15)
                                                  =============   =============

Note 19 -- Related Parties

The landlord for the Company's Hillside, New Jersey office is Vitamin Realty Associates, L.L.C. of which Eric Friedman, a member of the Company's Board of Directors until June 2001, is a member. The lease, which was due to expire in May 2002, was extended by amendment in April 2002. The current term is for three years and expires on April 30, 2005. The current base rental for the premises during the term of the lease is approximately $162,000 per year. In addition, the Company must pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 2002, 2001 and 2000, rent expense associated with this lease was $252,000, $295,000 and $225,000, respectively.

The Company receives financial and tax services from an accounting firm in which one of the Company's directors, Dean Hiltzik, is a partner. For the years ended December 31, 2002, 2001 and 2000, the Company has incurred fees for these services of approximately $33,000, $105,000 and $99,000, respectively. The Company also entered into a Consulting Agreement with Mr. Hiltzik, dated January 2, 2001, for the provision of tax and financial services for one year. Mr. Hiltzik received an immediately vested option to purchase 30,000 shares of common stock at an exercise price of $3.94 per share pursuant to that agreement.

The Company receives management consulting services from Lewis Jaffe, former Vice Chairman and President and current member of the Board of Directors. Under the terms of a consulting agreement commencing July 22, 2002, through July 31, 2003, Mr. Jaffe provides Company management with assistance in the areas of corporate development and investor relations. For his services, Mr. Jaffe was granted an option to purchase 50,000 shares of Wire One common stock at an average exercise price of $3.00 per share vesting in ten installments of 5,000 shares per month commencing September 30, 2002. On September 21, 2001, the Company had entered into a one-year Consulting Agreement with Mr. Jaffe, pursuant to which Mr. Jaffe served as a management consultant to the Company in the areas of corporate development and investor relations. Mr. Jaffe received an immediately vested option to purchase 30,000 shares of common stock at an exercise price of $5.16 per share pursuant to that agreement.

In August, 2001, the Company made a loan to Christopher Zigmont, Executive Vice President and Chief Financial Officer, in the amount of $210,000 with an 8.25% rate of interest. The loan was extended to Mr. Zigmont, in connection with his relocation to the East Coast at the Company's request, to facilitate the purchase of his East Coast home pending the sale of his West Coast home. Mr. Zigmont was required to repay the loan from proceeds of the sale of his West Coast home or of any sale of shares acquired by him in connection with his exercise of any Company stock option, but in no event later than one year after the loan was made. Mr. Zigmont repaid the loan in full in October 2001.

In March, 2002, the Company made a recourse loan to Leo Flotron, a member of the Company's Board of Directors and the Company's President and Chief Operating Officer, in the amount of $69,960 with a 5.25% rate of interest. The Company extended the loan to Mr. Flotron to enable him to exercise stock options (scheduled to expire imminently) to purchase 33,000 shares of common stock. Mr. Flotron is required to repay the loan from the proceeds of any sale of shares acquired by him in connection with his exercise of any Company stock option, but in no event later than one year after the loan was made. Mr. Flotron repaid the loan in full in March 2003.

Note 20 -- Business Segments

The Company follows SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance.

Prior to 2002, the Company was engaged in one business, providing customers with a single source for video products and services. During fiscal 2002, the Company's direct investment in the Glowpoint Network has increased and the financial results of the Network Solutions segment became more material to the Company so that the Company determined that it was in two reportable segments for fiscal 2002 and, accordingly reported two operating segments, Video Solutions and Network Solutions.

Video Solutions Segment

The Video Solutions segment sells and markets a full range of video, audio and data products and systems from Polycom, Tandberg, VCON Telecommunications, Ltd. ("VCON"), Sony Electronics, Inc., Gentner Communications, Inc. and Extron Electronics, Inc. principally in the United States. The Company also distributes data products from companies such as Adtran, Lucent, Initia and RADVision to provide its customers with remote access into LANs, permitting them to acquire bandwidth on demand and to digitally transmit data. The Company configures single- or multi-vendor video and data conferencing platforms for its clients and integrates systems and components into a complete solution designed to suit each customer's particular communications requirements. After designing a customer's video communications solution, it delivers, installs and tests the communications equipment. When the system is functional, the Company provides training to all levels of its customers' organizations, including executives, managers, management information systems and data-processing administrators and technical staff. Training includes instruction in system operation, as well as the planning and administration of meetings. By means of thorough training, the Company helps to ensure that its customers understand the functionality of their systems and are able to apply the technology effectively. The Company's OneCare service covers a customer's entire video communications system deployment for a fixed fee. OneCare encompasses installation and maintenance services that provide comprehensive customer support after the sale and help ensure that customers experience reliable, effortless video communications. The Company's installation service places minimal demands on a customer's time and resources. The Company's maintenance service provides technical support representatives and engineers, a help desk offering 24x7 responsiveness, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a video test facility.

Network Solutions Segment

The Network Solutions Segment is composed of the following two components: 1) Glowpoint network services and 2) Multiview Network Services. The Glowpoint network provides customers with a high-quality platform for video communications over IP and related applications. The Glowpoint service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol ("SNMP"), gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications from our network operations center ("NOC"). The Company also sells multi-point video and audio bridging services through its Multiview Network Services program. The Company employs state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks at an affordable rate.

The following table provides 2002 financial information by segment which is used by the chief operating decision maker in assessing segment performance. The Company allocated direct costs to each business segment based on management's analysis of each segment's resource needs.

                                            VSB            VNB          Total
                                        -----------    -----------   -----------
Revenues                                $77,148,861    $ 5,599,216   $82,748,077

Segment loss                            $48,008,252    $ 7,534,468   $55,542,720

Impairment losses on goodwill and
 other long-lived assets                $41,369,920    $        --   $41,369,920

Depreciation and amortization           $ 3,616,456    $ 1,530,059   $ 5,146,515

Interest expense, net                   $    64,106    $   296,042   $   360,148

Total assets                            $49,567,296    $11,934,368   $61,501,664

Expenditures for long-lived assets      $   919,636    $ 3,826,297   $ 4,745,433


The following table provides 2001 financial information that was available by segment:

                                            VSB            VNB          Total
                                        -----------    -----------   -----------
Revenues                                $70,931,571    $ 3,479,907   $74,411,478

Cost of revenue                         $47,245,823    $ 2,898,460   $50,144,283

Gross margin                            $23,685,748    $   581,447   $24,267,195

Note 21 -- Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2002 and 2001.

   Quarterly Financial Data

                                                                     2002             2001
                                                                  ----------       ----------
1st Quarter
                  Net revenues                                   $ 19,192,185     $ 16,315,370
                  Gross margin                                      6,132,100        5,582,538
                  Loss from continuing operations                  (2,118,091)      (1,651,106)
                  Net loss                                         (2,558,508)      (2,027,909)
                  Net loss attributable to common stockholders     (2,558,508)      (2,421,873)
                  Net loss per share                             $      (0.09)    $      (0.14)
2nd Quarter
                  Net revenues                                   $ 24,125,466     $ 18,525,234
                  Gross margin                                      6,569,651        6,227,057
                  Loss from continuing operations                  (3,405,189)      (1,688,867)
                  Net loss                                         (4,317,217)      (1,782,732)
                  Net loss attributable to common stockholders     (4,317,217)      (5,822,672)
                  Net loss per share                             $      (0.15)    $      (0.32)
3rd Quarter
                  Net revenues                                   $ 19,425,938     $ 18,100,445
                  Gross margin                                      4,765,535        5,530,425
                  Loss from continuing operations                  (3,412,707)      (1,978,279)
                  Net loss                                         (4,385,905)      (2,648,523)
                  Net loss attributable to common stockholders     (4,385,905)      (2,648,523)
                  Net loss per share                             $      (0.15)    $      (0.11)
4th Quarter
                  Net revenues                                   $ 20,004,488     $ 21,470,429
                  Gross margin                                      3,659,518        6,927,175
                  Loss from continuing operations                 (46,123,905)      (7,655,335)
                  Net loss                                        (47,264,193)      (8,071,226)
                  Net loss attributable to common stockholders    (47,303,553)      (8,071,226)
                  Net loss per share                             $      (1.63)    $      (0.33)

In the fourth quarter of 2002, the Company recorded $41.4 million of impairment losses on goodwill and other long-lived assets.

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share figures in 2002 and 2001 does not equal the total computed for these years.

Note 22 -- Subsequent Events

In March 2003, the Company concluded an amendment to its existing credit facility with JPMorgan Chase Bank to cure non-compliance with certain financial covenants arising from the fourth quarter results. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million to bring the commitment amount in line with Wire One's forecasted need for credit over the balance of the term of the agreement; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated.

In March 2003, the Company completed the sale of certain assets and liabilities of the Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of its AV component was aimed at enabling the Company to focus more of its resources on the development and marketing of its subscriber-based IP network, Glowpoint, and to its video solutions business. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its net assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    PART III

Item 10.  Directors and Executive Officers of The Registrant

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2003.

Item 11.  Executive Compensation

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2003.

Item 13.  Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2003.

Item 14.  Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 of the Rules promulgated under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and have concluded that these disclosure controls and procedures are effective. This conclusion is based on their evaluation as of the evaluation date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

A.   List of documents filed as part of this Report:

1.   Financial Statements included in Item 8:

      -Report of Independent Certified Public Accountants

      -Consolidated Balance Sheets as of December 31, 2002 and 2001

      -Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      -Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2002, 2001 and 2000.

      -Consolidated Statements of Cash Flows for the years ended December 31,
       2002, 2001 and 2000

      -Notes to Consolidated Financial Statements

     No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

2.   Exhibits

     The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

B.   Reports on Form 8-K.

     None.

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

3.1           Amended and Restated Certificate of Incorporation.  (1)

3.2 Certificate of Amendment of View Tech, Inc. changing its name to Wire One Technologies, Inc. (2)

3.3           Amended and Restated Bylaws.  (1)

4.1           Specimen Common Stock Certificate.  (2)

10.1          Wire One Technologies, Inc. 2000 Stock Incentive Plan.  (3)

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

10.24         Employment Agreement with Jonathan Birkhahn. (12)

10.25         Employment Agreement with Christopher Zigmont. (12)

10.26         Employment Agreement with Michael Brandofino. (12)

10.27         Employment Agreement with Kelly Harman. (12)

10.28 Amendment to Employment Agreement with Richard Reiss, dated as of April 24, 2002. (13)

10.29 Lease Agreement for premises located at 4600 Lyons Road, Miamisburg, Ohio, dated December, 21, 2002, between Wire One Technologies, Inc. and Key Property Development Corporation. (13)

10.30 First Amendment to Lease Agreement, dated as of February 11, 2003, between Wire One Technologies, Inc., Key Property Development Corporation and Maue-Lyons Associates, Ltd. (13)

10.31         Employment Agreement with Lewis Jaffe, dated as April 24, 2003.
              (13)

10.32 Amendment to Employment Agreement with Michael Brandofino, dated as of April 24, 2002. (13)

10.33 Credit Agreement dated as of May 31, 2002, among Wire One Technologies, Inc., as Borrower, The Lenders Party hereto, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger. (14)

10.34 Amendment Agreement No. 1 to the Credit Agreement with JPMorgan Chase Bank. (15)

10.35 Amendment to Employment Agreement with Richard Reiss, dated as of July 30, 2002. (15)

10.36 Amendment to Employment Agreement with Leo Flotron, dated as of July 30, 2002. (15)

10.37 Amendment to Employment Agreement with Jonathan Birkhahn, dated as of July 30, 2002. (15)

10.38 Amendment to Employment Agreement with Christopher Zigmont, dated as of July 30, 2002. (15)

10.39 Amendment to Employment Agreement with Michael Brandofino, dated as of July 30, 2002. (15)

10.40 Amendment to Employment Agreement with Kelly Harman, dated as of July 30, 2002. (15)

10.41 Consulting Agreement, dated July 22, 2002, between Wire One Technologies, Inc. and Lewis Jaffe. (15)

10.42 Waiver and Amendment Agreement No. 2 to the Credit Agreement with JPMorgan Chase Bank. (16)

10.43         Warrant to Purchase Common Stock of Wire One Technologies, Inc.
              issued to JPMorgan Chase Bank on November 13, 2002. (16)

10.44 Amendment Agreement No. 3 to the Credit Agreement with JPMorgan Chase Bank. (16)

10.45         Form of Subordinated Convertible Promissory Note. (17)

10.46 Form of Warrant to Purchase Shares of Common Stock of Wire One Technologies, Inc. (17)

10.47 Registration Rights Agreement dated as of December 17, 2002, between Wire One Technologies, Inc. and the Purchasers set forth therein. (17)

10.48 Note and Warrant Purchase Agreement dated as of December 17, 2002, between Wire One Technologies, Inc. and the Purchasers set forth therein. (17)

10.49 Amendment to Employment Agreement with Richard Reiss, dated as of January 1, 2003. (18)

10.50 Amendment to Employment Agreement with Leo Flotron, dated as of January 1, 2003. (18)

10.51 Amendment to Employment Agreement with Christopher Zigmont, dated as of January 1, 2003. (18)

10.52 Amendment to Employment Agreement with Michael Brandofino, dated as of January 1, 2003. (18)

10.53         Consulting Agreement with Jonathan Birkhahn, dated January 21,
              2003. (18)

10.54         Consulting Agreement with Kelly Harman, dated January 21, 2003.
              (18)

10.55 Third Amendment to Lease Agreement, dated as of June 1, 2000, between All Communications Corporation and Vitamin Realty Associates, L.L.C. (19)

10.56 Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Wire One Technologies, Inc. and Vitamin Realty Associates, L.L.C. (19)

10.57 Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Wire One Technologies, Inc. and Vitamin Realty Associates, L.L.C. (19)

10.58         Amendment No. 4 to the Credit Agreement with JPMorgan Chase Bank.
              (19)

10.59 Asset Purchase Agreement, dated March 7, 2003, between Wire One Technologies, Inc. and Signal Perfection Limited. (19)

21.1          Subsidiaries of Wire One Technologies, Inc. (2)

23.1          Consent of BDO Seidman, LLP. (19)

99.1          CEO Certification (19)

99.2          CFO Certification (19)
--------
(1) Filed as an appendix to View Tech Inc.'s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

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

(6) Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-3 (Registration No. 333-69432), and incorporated herein by reference.

(7) Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-3 (Registration No. 333-74484), and incorporated herein by reference.

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

(11) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K, dated June 10, 2000, and incorporated herein by reference.

(12) Filed as an exhibit to Wire One Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(13) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal year quarter ended March 31, 2002, and incorporated herein by reference.

(14) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2003, and incorporated herein by reference.

(15) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal year quarter ended June 30, 2002, and incorporated herein by reference.

(16) Filed as an exhibit to Wire One Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal year quarter ended September 30, 2002, and incorporated herein by reference.

(17) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K, dated December 23, 2003, and incorporated herein by reference.

(18) Filed as an exhibit to Wire One Technologies, Inc.'s Registration Statement on Form S-3 (Registration No. 333-103227), and incorporated herein by reference.

(19) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIRE ONE TECHNOLOGIES, INC.

Date: March 31, 2003                     By:/s/Richard Reiss
                                            -----------------------------
                                            Richard Reiss
                                            Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Reiss and Christopher Zigmont jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 31st day of March 2003 in the capacities indicated.

Signature                  Title

/s/ Richard Reiss          Chairman and Chief Executive Officer (Principal Executive Officer)
-------------------
Richard Reiss

/s/ Christopher Zigmont    Chief Financial Officer (Principal Financial and Accounting Officer)
-------------------
Christopher Zigmont

/s/ Leo Flotron            President, Chief Operating Officer and Director
-------------------
Leo Flotron

/s/ Jonathan Birkhahn      Director                                    /s/ Dean Hiltzik            Director
-------------------                                                    -------------------

Jonathan Birkhahn                                                      Dean Hiltzik

/s/ Lewis Jaffe            Director                                    /s/ James Kuster            Director
-------------------                                                    -------------------

Lewis Jaffe                                                            James Kuster

/s/ Peter N. Maluso        Director                                                                Director
-------------------                                                    -------------------
Peter N. Maluso                                                        Michael Sternberg

/s/ Michael Toporek        Director
-------------------
Michael Toporek

                                 CERTIFICATIONS

I, Richard Reiss, certify that:

      1. I have reviewed this annual report on Form 10-K of Wire One Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                                       /s/ Richard Reiss
                                                       -------------------------
                                                       Chief Executive Officer

I, Christopher A. Zigmont, certify that:

      1. I have reviewed this annual report on Form 10-K of Wire One Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                  /s/ Christopher A. Zigmont
                                                  ------------------------------

                                                  Executive Vice President and
                                                  Chief Financial Officer