Form 10-K/A
period 2002-12-31
WIRE ONE TECHNOLOGIES INC
filed 2003-04-30
CIK 746210

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (NO FEE REQUIRED)

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

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market of $2.00 on June 30, 2002 was $50,260,178.

         The number of shares of the Registrant's Common Stock outstanding as of April 28, 2003 was 29,140,721.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the period ended December 31, 2002 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     -----
                                     PART I
  1. Business.........................................................     1
  2. Properties.......................................................     6
  3. Legal Proceedings................................................     6
  4. Submission of Matters to a Vote of Security Holders..............     6

                                     PART II
  5. Market for Registrant's Common Equity and Related
                Stockholder Matters...................................     7
  6. Selected Financial Data..........................................     8
  7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................    10
7A.  Quantitative and Qualitative Disclosures about Market
                Risk..................................................    20
  8. Financial Statements and Supplemental Data.......................    21
  9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................    22

                                    PART III
 10. Directors and Executive Officers of the Registrant...............    22
 11. Executive Compensation...........................................    24
 12. Security Ownership of Certain Beneficial Owners and
                Management............................................    32
 13. Certain Relationships and Related Transactions...................    34
 14. Controls and Procedures..........................................    34

                                     PART IV
 15. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...........................................    35
                Signatures............................................    41

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


Intellectual Property

While we have some trademarks, our intellectual property at this time predominately consists of certain trade secrets. As a result, although we are considering pursuing patents or copyrights for certain proprietary elements of our business, we presently rely on trademark and trade secret laws to protect our intellectual property rights. We do not know whether any patents will be issued from patent applications which we may pursue or whether the scope of any patents issued will be sufficiently broad to protect our technologies or processes. Competitors may successfully challenge the validity and or scope of any such patents and or our trademarks.

To distinguish genuine Wire One products from our competitors' products, we have obtained certain trademarks and trade names for our products, and we maintain certain advertising programs with industry organizations and standards committees to promote our brands and identify products containing genuine Wire One components. We also protect certain details about our processes, products, services and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. We expect to protect our products, services and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights, and other intellectual property rights used in connection with our business when practicable and appropriate.

We do not believe our intellectual property rights provide significant protection from competition. We believe that patent, copyright, trademark and trade secret protection are less significant and that our growth and future success will be more dependent on factors such as the knowledge and experience of our personnel, new product and service introductions and continued emphasis on research and development. We believe that establishing and maintaining strong strategic relationships with valued customers and video communications equipment manufacturers are the most significant factors protecting us from new competitors.



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


On April 28, 2003, the last reported sale price of Wire One common stock was $2.50 per share as reported on the Nasdaq National Market, and 29,140,721 shares of Wire One common stock were held by approximately 194 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.


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


                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                     2002        2001       2000       1999       1998
                                                    -------     -------    ------     -------    -------
Statement of Operations Information:                         (in thousands, except per share data)

Net revenues
          Video solutions
              Equipment                            $  61,398   $ 55,638  $  39,280  $  11,601   $  5,640
              Service                                 15,751     15,294      7,679        797        496
          Network solutions                            5,599      3,480      1,475         --         --
                                                    --------    -------    -------     ------     ------
                                                      82,748     74,412     48,434     12,398      6,136
                                                    --------    -------    -------     ------     ------
Cost of revenues
          Video solutions
              Equipment                               47,406     38,332     26,283      8,029      3,704
              Service                                  8,618      8,914      5,271        549        317
          Network solutions                            5,597      2,898      1,105         --         --
                                                    --------    -------    -------     ------     ------
                                                      61,621     50,144     32,659      8,578      4,021
                                                    --------    -------    -------     ------     ------
Gross margin
          Video solutions
              Equipment                               13,992     17,306     12,997      3,572      1,936
              Service                                  7,133      6,380      2,408        248        179
          Network solutions                                2        582        370         --         --
                                                    --------    -------    -------     ------     ------
                                                      21,127     24,268     15,775      3,820      2,115
                                                    --------    -------    -------     ------     ------


                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                     2002        2001       2000       1999       1998
                                                    -------     -------    ------     -------    -------
Statement of Operations Information:                         (in thousands, except per share data)

Operating expenses
          Selling                                     25,698     22,112     12,588      2,487      1,634
          General and administrative                   8,159     12,245      4,121      1,765      1,310
          Restructuring                                  960        200         --         --         --
          Impairment losses on goodwill               40,012         --         --         --         --
          Impairment losses on other
               long-lived assets                       1,358         --         --         --         --
          Amortization of goodwill                        --      2,684      1,501         --         --
                                                    --------    -------    -------     ------     ------
Total operating expenses                              76,187     37,241     18,210      4,252      2,944
                                                    --------    -------    -------     ------     ------
Loss from continuing operations                      (55,060)   (12,973)    (2,435)      (432)      (829)
                                                    --------    -------    -------     ------     ------
Other (income) expense
          Amortization of deferred financing costs       123        100        344         43         19
          Interest income                                (72)       (77)      (315)       (23)       (56)
          Interest expense                               432        598         78        181         57
          Amortization of discount on
               subordinated debentures                    39         --         --         --         --
                                                    --------    -------    -------     ------     ------
Total other expenses, net                                522        621        107        201         20
                                                    --------    -------    -------     ------     ------
Loss before income taxes                             (55,582)   (13,594)    (2,542)      (633)      (849)

Income tax (benefit) provision                            --        200        511       (105)         3
                                                    --------    -------    -------     ------     ------
Net loss from continuing operations                  (55,582)   (13,794)    (3,053)      (528)      (852)

Loss from discontinued AV operations                  (2,696)      (396)        --         --         --
Income (loss) from discontinued Voice operations        (287)      (617)       521      1,592         75
Gain on sale of discontinued Voice operation              --        277         --         --         --
                                                    --------    -------    -------     ------     ------
Net income (loss)                                    (58,565)   (14,530)    (2,532)     1,064       (777)
Deemed dividends on series A convertible
     preferred stock                                      --      4,434     13,723         --         --
                                                    --------    -------    -------     ------     ------
Net income (loss) attributable to common
     stockholders                                  $ (58,565)  $(18,964)  $(16,255)    $1,064    $  (777)
                                                    ========    =======    =======     ======     ======
Net loss from continuing operations per share
          Basic                                    $   (1.93)  $  (0.66)  $  (0.24)    $(0.11)   $ (0.18)
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (1.93)  $  (0.66)  $  (0.24)    $(0.09)   $ (0.18)
                                                    ========    =======    =======     ======     ======

Income (loss) from discontinued operations
     per share
          Basic                                    $   (0.10)  $  (0.04)  $   0.04     $ 0.32    $  0.02
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (0.10)  $  (0.04)  $   0.04     $ 0.26    $  0.02
                                                    ========    =======    =======     ======     ======

Deemed dividends per share
          Basic                                    $      --  $  (0.21)  $  (1.07)    $    --    $    --
                                                    ========    =======    =======     ======     ======
          Diluted                                  $      --  $  (0.21)  $  (1.07)    $    --    $    --
                                                    ========    =======    =======     ======     ======

Net income (loss) per share:
          Basic                                    $   (2.03)  $  (0.91)  $  (1.27)    $  .22    $ (0.16)
                                                    ========    =======    =======     ======     ======
          Diluted                                  $   (2.03)  $  (0.91)  $  (1.27)    $  .17    $ (0.16)
                                                    ========    =======    =======     ======     ======
Weighted average number of common shares
     and equivalents outstanding:
          Basic                                       28,792     20,880     12,817      4,910      4,910
                                                    ========    =======    =======     ======     ======
          Diluted                                     28,792     20,880     12,817      6,169      4,910
                                                    ========    =======    =======     ======     ======
Balance Sheet Information:

Cash and cash equivalents                          $   2,762   $  1,689   $  1,871    $    60     $  326
Working capital                                       24,940     15,639     19,921      4,526      5,702
Total assets                                          61,502    104,499     84,372     10,867      8,923
Long-term debt (including current portion)             5,871         83      3,128      2,186      2,444
Series A mandatorily redeemable convertible
   preferred stock                                        --         --     10,371         --         --
Total stockholders' equity                            36,586     68,909     49,658      5,194      3,968

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

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

                                                             Year Ended December 31,
                                                          ----------------------------
                                                           2002        2001        2000
                                                          -----       -----       -----
Net revenues
          Video solutions
                Equipment                                  74.2%       74.8%       81.1%
                Service                                    19.0        20.5        15.9
          Network solutions                                 6.8         4.7         3.0
                                                          -----       -----       -----
                                                          100.0       100.0       100.0
                                                          -----       -----       -----
Cost of revenues
          Video solutions
                Equipment                                  77.2        68.9        66.9
                Service                                    54.7        58.3        68.6
          Network solutions                               100.0        83.3        74.9
                                                          -----       -----       -----
                                                           74.5        67.4        67.4
                                                          -----       -----       -----
Gross margin
          Video solutions
                Equipment                                  22.8        31.1        33.1
                Service                                    45.3        41.7        31.4
          Network solutions                                  --        16.7        25.1
                                                          -----       -----       -----
                                                           25.5        32.6        32.6
                                                          -----       -----       -----
Operating expenses
          Selling                                          31.0        29.7        26.0
          General and administrative                        9.8        16.7         8.5
          Restructuring                                     1.2          --          --
          Impairment losses on goodwill                    48.0          --          --
          Impairment losses on other long-lived assets      0.2          --          --
          Amortization of goodwill                           --         3.6         3.1
                                                          -----       -----       -----
Total operating expenses                                   92.0        50.0        37.6
                                                          -----       -----       -----
Loss from continuing operations                           (66.5)      (17.4)       (5.0)
                                                          -----       -----       -----
Other (income) expense
          Amortization of deferred financing costs          0.1         0.1         0.7
          Interest income                                    --          --        (0.7)
          Interest expense                                  0.5         0.7         0.2
          Amortization of discount on subordinated
             debentures                                      --         --           --
                                                          -----       -----       -----
Total other expenses, net                                   0.6         0.8         0.2
                                                          -----       -----       -----
Loss before income taxes                                  (67.1)      (18.2)       (5.2)
Income tax provision                                         --         .03         1.1
                                                          -----       -----       -----
Net loss from continuing operations                       (67.1)      (18.5)       (6.3)
Loss from discontinued AV operations                       (3.3)       (0.5)         --
Income (loss) from discontinued Voice operations           (0.3)       (0.8)        1.1
Gain on sale of discontinued Voice operation                 --         0.3          --
                                                          -----       -----       -----
Net loss                                                  (70.7)      (19.5)       (5.2)
Deemed dividends on series A convertible preferred stock     --         6.0        28.3
                                                          -----       -----       -----
Net loss attributable to common stockholders              (70.7)%     (25.5)%     (33.5)%
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


     Video network -- Sales of video network services were $5.6 million in the 2002 period, an increase of $2.1 million, or 61%, over the $3.5 million in the 2001 period. $2.8 million of the $2.1 million net increase in revenues for the 2002 period over the 2001 period related to growth in Glowpoint network services with a $0.7 million decline in revenues from the H.320 bridging service accounting for the remainder of the change in revenues. The growth in Glowpoint network services revenue was the result of having on average 312 more video endpoints on the network in the 2002 period versus the 2001 period and those endpoints producing $660 per month in revenue (accounting for approximately $2.5 million of the $2.8 million increase) and in having 590 endpoints installed on the network in the 2002 period (accounting for $0.3 million of the increase). The decline in H.320 bridging revenues is the result of: 1) several customers purchasing equipment to enable their own multi-point video calling capability, $0.3 million of the decline; 2) year to year bridging service utilization declines on the part of a number of existing customers, $0.3 million; and 3) several customers transferring from H.320 bridging to IP bridging made possible by the Glowpoint network, $0.1 million. These customers became Glowpoint subscribers during the year and utilized the full range of Glowpoint services, including IP bridging.


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


     NET INCOME (LOSS). We reported a net loss attributable to common stockholders for the 2002 period of $(58.6) million, or $(2.03) per diluted share, as compared to net loss attributable to common stockholders of $(19.0) million, or $(0.91) per diluted share for the 2001 period. The following table provides a reconciliation of net loss attributable to common stockholders to EBITDA from continuing operations.

                                                        Years Ended December 31,
                                                  -----------------------------
                                                       2002              2001
                                                  -------------    -------------
Net loss attributable to common stockholders      $ (58,565,183)   $(18,964,294)

   Impairment losses on goodwill                     40,012,114               -
   Impairment losses on long-lived assets             1,357,806               -
   Depreciation and amortization                      5,146,515       7,100,094
   Non-cash compensation                                675,057       4,442,316
   Loss on disposal of equipment                         28,305               -
   Restructuring expenses                               960,000         200,000
   Interest expense, net                                183,944         521,219
   Amortization of discount on subordinated
     debentures                                          39,360               -
   Income taxes                                               -         200,000
   Deemed dividends on Series A convertible
     preferred stock                                          -       4,433,904
   Loss from discontinued AV operations               2,696,223         395,697
   Loss from discontinued Voice operations              286,880         617,389
   Gain on sale of discontinued Voice operation               -        (277,414)
   Other non-recurring, non-cash items                  300,000       1,165,000
                                                  -------------    -------------
EBITDA from continuing operations                 $  (6,878,979)   $   (166,089)
                                                  =============    =============

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

Future minimum rental commitments under all non-cancelable operating leases are as follows:

Year Ending December 31
2003.................................................     $1,424,132
2004.................................................        947,764
2005.................................................        683,775
2006.................................................        580,320
2007 and thereafter..................................        337,733
                                                          ----------
                                                          $3,973,724
                                                          ==========

Future minimum lease payments under capital lease obligations at December 31, 2002 are as follows:

2003...............................................          $27,957
                                                             -------
Total minimum payments.............................           27,957
Less amount representing interest..................           (2,083)
                                                             -------
Total principal....................................           25,874
Less portion due within one year...................          (25,874)
                                                             -------
Long-term portion..................................          $    --
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

Revenue recognition


We sell products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory.


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


Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, we write off the receivable against the allowance.

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

We adopted SFAS 142 on January 1, 2002. As of this date, we completed our Step 1 analysis and determined there was no impairment of existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances caused us to reevaluate the goodwill for possible impairment. We used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. We completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142.

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


In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. We generally enter into arrangements for multiple deliverables that occur at different points in time when we are contracted to provide installation services. EITF Issue No. 00-21 is effective for us beginning October 1, 2003. We have not completed our evaluation of the impact of this EITF.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantors Accounting and Disclosure Requirements for Guarantees of
Indebtedness to Others -- An Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34. The objective of Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981 -- the effective date of Interpretation 34. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.



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


As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets.



BDO Seidman, LLP
Boston, Massachusetts
March 7, 2003

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets

                                                                            December 31,
                                                                    -----------------------------
                                                                       2002             2001
                                                                    ----------       ----------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 2,762,215      $ 1,689,451
    Accounts receivable-net                                           25,441,557       35,471,482
    Inventory-net                                                      8,122,996       10,218,796
    Net assets of discontinued operations                                807,067               --
    Other current assets                                               6,876,476        3,824,276
                                                                     -----------     ------------
        Total current assets                                          44,010,311       51,204,005
Furniture, equipment and leasehold improvements-net                   14,196,679       10,857,547
Goodwill-net                                                           2,547,862       42,163,844
Other assets                                                             746,812          274,089
                                                                     -----------     ------------
          Total assets                                               $61,501,664     $104,499,485
                                                                     ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loan payable                                                $       --      $ 10,628,082
    Accounts payable                                                   9,049,961       12,297,914
    Accrued expenses                                                   2,122,813        3,218,890
    Deferred revenue                                                   7,871,268        7,898,277
    Other current liabilities                                                 --        1,465,049
    Current portion of capital lease obligations                          25,874           56,912
                                                                    ------------     ------------
        Total current liabilities                                     19,069,916       35,565,124
                                                                    ------------     ------------
Noncurrent liabilities:
    Bank loan payable                                                  5,845,516               --
    Capital lease obligations, less current portion                           --           25,696
                                                                    ------------     ------------
        Total noncurrent liabilities                                   5,845,516           25,696
                                                                    ------------     ------------
        Total liabilities                                             24,915,432       35,590,820
                                                                    ------------     ------------
Commitments and contingencies

Subordinated debentures                                                4,888,000               --
Discount on subordinated debentures                                   (4,888,000)              --
                                                                    ------------     ------------
     Subordinated debentures, net                                             --               --
                                                                    ------------     ------------
Stockholders' Equity:
     Preferred stock, $.0001 par value;
       5,000,000 shares authorized, none issued                               --               --
     Common stock, $.0001 par value; 100,000,000 authorized;
        28,931,660 and 25,292,189 shares issued, respectively              2,893            2,529
     Treasury Stock, 39,891 shares at cost                              (239,742)        (239,742)
     Additional paid-in capital                                      131,132,374      104,889,988
     Accumulated deficit                                             (94,309,293)     (35,744,110)
                                                                    ------------     ------------
        Total stockholders' equity                                    36,586,232       68,908,665
                                                                    ------------     ------------
        Total liabilities and stockholders' equity                  $ 61,501,664     $104,499,485
                                                                    ============     ============

           See accompanying notes to consolidated financial statements

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations



                                                                       Year Ended December 31,
                                                             -------------------------------------------
                                                                2002            2001             2000
                                                             ----------      ----------       ----------
Net revenues
    Video solutions
        Equipment                                          $ 61,397,947     $ 55,637,782    $ 39,280,000
        Service                                              15,750,914       15,293,789       7,679,000
    Network solutions                                         5,599,216        3,479,907       1,475,108
                                                           ------------     ------------    ------------
                                                             82,748,077       74,411,478      48,434,108
                                                           ------------     ------------    ------------
Cost of revenues
    Video solutions
        Equipment                                            47,406,394       38,331,779      26,283,377
        Service                                               8,618,078        8,914,044       5,270,530
    Network solutions                                         5,596,801        2,898,460       1,104,940
                                                           ------------     ------------    ------------
                                                             61,621,273       50,144,283      32,658,847
                                                           ------------     ------------    ------------
Gross margin
    Video solutions
        Equipment                                            13,991,553       17,306,003      12,996,623
        Service                                               7,132,836        6,379,745       2,408,470
    Network solutions                                             2,415          581,447         370,168
                                                           ------------     ------------    ------------
                                                             21,126,804       24,267,195      15,775,261
                                                           ------------     ------------    ------------
Operating expenses
    Selling                                                  25,697,999       22,111,672      12,587,676
    General and administrative                                8,158,777       12,245,463       4,121,303
    Restructuring                                               960,000          200,000              --
    Impairment losses on goodwill                            40,012,114               --              --
    Impairment losses on other long-lived assets              1,357,806               --              --
    Amortization of goodwill                                         --        2,683,647       1,500,857
                                                           ------------     ------------    ------------
Total operating expenses                                     76,186,696       37,240,782      18,209,836
                                                           ------------     ------------    ------------
Loss from continuing operations                             (55,059,892)     (12,973,587)     (2,434,575)
                                                           ------------     ------------    ------------
Other (income) expense
    Amortization of deferred financing costs                    122,680           99,912         343,792
    Interest income                                             (71,644)         (76,928)       (314,986)
    Interest expense                                            431,792          598,147          78,056
    Amortization of discount on subordinated debentures          39,360               --              --
                                                           ------------     ------------    ------------
Total other expenses, net                                       522,188          621,131         106,862
                                                           ------------     ------------    ------------
Loss before income taxes                                    (55,582,080)     (13,594,718)     (2,541,437)
Income tax provision                                                 --          200,000         511,239
                                                           ------------     ------------    ------------
Net loss from continuing operations                         (55,582,080)     (13,794,718)     (3,052,676)

Loss from discontinued AV operations                         (2,696,223)        (395,697)             --
Income (loss) from discontinued Voice operations               (286,880)        (617,389)        520,747
Gain on sale of discontinued Voice operation                         --          277,414              --
                                                           ------------     ------------    ------------
Net loss                                                    (58,565,183)     (14,530,390)     (2,531,929)

Deemed dividends on series A convertible preferred stock             --        4,433,904      13,723,206
                                                           ------------     ------------    ------------
Net loss attributable to common stockholders               $(58,565,183)    $(18,964,294)   $(16,255,135)
                                                           ============     ============    ============

Net loss from continuing operations per share
    Basic and diluted                                      $      (1.93)    $      (0.66)   $      (0.24)
                                                           ============     ============    ============

Income (loss) from discontinued operations per share
    Basic and diluted                                     $       (0.10)   $       (0.04)   $       0.04
                                                          =============    =============   =============
Deemed dividends per share
    Basic and diluted                                     $          --    $       (0.21)   $      (1.07)
                                                          =============    =============   =============

Net loss attributable to common stockholders per share
    Basic and diluted                                     $       (2.03)   $       (0.91)   $      (1.27)
                                                          =============    =============   =============
Weighted average number of common shares
  and equivalents outstanding:
    Basic and diluted                                        28,792,217       20,880,125      12,817,158
                                                          =============    =============   =============

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

Non-cash financing and investing activities:

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


The Company adopted SFAS 142 on January 1, 2002. As of this date, the Company completed our Step 1 analysis and determined there was no impairment of its existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances caused the Company to reevaluate the goodwill for possible impairment. The Company used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. The Company completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142.


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


The Company adopted SFAS 142 on January 1, 2002. As of this date, the Company completed our Step 1 analysis and determined there was no impairment of its existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances caused the Company to reevaluate the goodwill for possible impairment. The Company used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. The Company completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142.


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
                                            ==========           =========

Note 10 -- Subordinated Debentures


In December 2002, the Company raised net proceeds of $4.6 million in a private placement of $4,888,000 principal amount of 8% convertible debentures. The debentures, which are convertible into 2,036,677 shares of common stock at $2.40 per share, are subordinate to the Company's credit facility with JPMorgan Chase Bank. The debentures mature in February 2004, or 90 days following the expiration (in May 2005) or earlier termination of the credit facility, whichever is later. The Company has the option of paying interest quarterly on the debentures in the form of either cash or Wire One common stock. The debentures will automatically convert into common stock if Wire One shares trade above $4.80 for 10 consecutive trading days. If the Company elects to prepay the debentures prior to maturity, the holders may instead elect to convert the debentures into common stock, in which event the holders will receive, in addition to the shares issuable upon the conversion, the remaining interest payable under the debentures through maturity, payable in the form of common stock based upon the conversion price. Investors in the private placement also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to customary anti-dilution adjustments. The Company also issued to its placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share with an expiration date of January 31, 2003.


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

A summary of options issued under Company plans and other options outstanding as of December 31, 2002, and changes during fiscal 2000, 2001 and 2002 are presented below:




                                                                                       Weighted
                                                                                       Average
                                                   Fixed              Range of         Exercise
                                                  Options              Price            Price
                                                 ----------        -------------      ----------
Options outstanding, December 31, 1999.........   4,791,600        $ .30 -  4.81      $   1.63
Assumed as part of VTI merger..................     361,605        $ .50 - 15.00          4.31
Granted........................................   1,181,600        $4.06 -  8.18          5.26
Exercised......................................    (486,831)       $ .57 -  3.85          1.23
                                                 ----------
Options outstanding, December 31, 2000.........   5,847,974        $ .30 - 15.00      $   2.50
Granted........................................   2,394,950        $1.94 -  9.85          4.20
Exercised......................................  (1,508,863)       $ .53 -  6.00          1.07
Cancelled......................................    (451,119)       $ .57 - 15.00          3.90
                                                 ----------
Options outstanding, December 31, 2001.........   6,282,942        $ .30 - 12.75      $   3.44

Granted........................................   1,640,505        $1.00 -  5.48          2.10
Exercised......................................    (158,482)       $ .76 -  4.40          2.36
Cancelled......................................    (755,544)       $ .53 -  9.85          4.14
                                                 ----------        -------------
Options outstanding, December 31, 2002.........   7,009,421        $ .30 - 12.75      $   3.08
                                                 ==========        ============
Shares of common stock available for
future grant under Company plans...............     652,021
                                                 ==========


Additional information as of December 31, 2002 with respect to all outstanding options is as follows:


                                             Weighted
                                             Average           Weighted                        Weighted
                                             Remaining          Average                         Average
                            Number         Contractual         Exercise          Number        Exercise
    Range Of Price       Outstanding      Life (In Years)        Price         Exercisable        Price
     -------------         ---------      ---------------      ---------       -----------     ---------
     $ .30 -  .57           795,249            0.97             $   0.53           795,249     $    0.53
       .64 - 2.20         1,486,398            7.65             $   1.50           471,393     $    1.43
      2.33 - 3.00           312,500            5.71             $   2.72           191,008     $    2.73
      3.03 - 4.00         2,718,550            6.32             $   3.48         1,831,197     $    3.28
      4.06 - 5.50         1,569,705            8.01             $   4.90           808,268     $    4.98
      5.73 -12.75           127,019            2.93             $   7.06           127,019     $    7.06
                         ----------            ----             --------         ---------     ---------
     $ .30 -12.75         7,009,421            6.29             $   3.08         4,224,134     $    2.97
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
                                                              =======

   Legal Matters

In September 1997, the Company entered into an exclusive distribution agreement with Maxbase, Inc. ("Maxbase"), the manufacturer of "MAXShare2", a patented bandwidth-on-demand line-sharing device. The Company identified performance problems with the MaxShare 2 product in certain applications, and believed that MaxBase had a contractual obligation to correct any technical defects in the product.

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
                                    ===========     ============    ===========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are presented below:


                                                              December 31,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------      ------------
Deferred tax assets:
    Tax benefit of operating loss
        carryforward                               $18,212,485      $ 9,688,420
    Reserves and allowances                          1,092,800        1,233,600
    Goodwill                                         2,689,600               --
    Fixed asset impairment charge                      364,800               --
    Stock option compensation                          276,552           83,701
    Depreciation                                        13,600           72,400
    Other                                              117,880          112,382
                                                   -----------      -----------
Total deferred tax assets                           22,767,717       11,190,503
                                                   -----------      -----------
Deferred tax liabilities:
    Depreciation                                     1,329,836               --
    Goodwill                                                --           46,800
                                                   -----------      -----------
Total deferred tax liabilities                       1,329,836           46,800
                                                   -----------      -----------
Sub-total                                           21,437,881       11,143,703
Valuation allowance                                (21,437,881)     (11,143,703)
                                                   -----------      -----------
Net deferred tax assets                            $        --      $        --
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


                                            VSB            VNB          Total
                                        -----------    -----------   -----------
Revenues                                $77,148,861    $ 5,599,216   $82,748,077

Segment loss                            $48,008,252    $ 7,534,468   $55,542,720

Impairment losses on goodwill and
 other long-lived assets                $41,369,920    $        --   $41,369,920

Depreciation and amortization           $ 3,616,456    $ 1,530,059   $ 5,146,515

Interest expense, net                   $    64,106    $   296,042   $   360,148

Total assets                            $49,567,296    $11,934,368   $61,501,664

Expenditures for long-lived assets      $   919,636    $ 3,826,297   $ 4,745,933



The following table provides 2001 financial information that was available by segment:

                                            VSB            VNB          Total
                                        -----------    -----------   -----------
Revenues                                $70,931,571    $ 3,479,907   $74,411,478

Cost of revenue                         $47,245,823    $ 2,898,460   $50,144,283

Gross margin                            $23,685,748    $   581,447   $24,267,195

Note 21 -- Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2002 and 2001.

   Quarterly Financial Data



                                                                     2002             2001
                                                                  ----------       ----------
1st Quarter
                  Net revenues                                   $ 19,192,185     $ 16,315,370
                  Gross margin                                      6,132,100        5,582,538
                  Loss from continuing operations                  (2,118,091)      (1,651,106)
                  Net loss                                         (2,558,508)      (2,027,909)
                  Net loss attributable to common stockholders     (2,558,508)      (2,421,873)
                  Net loss per share                             $      (0.09)    $      (0.14)
2nd Quarter
                  Net revenues                                   $ 24,125,466     $ 18,525,234
                  Gross margin                                      6,569,651        6,227,057
                  Loss from continuing operations                  (3,405,189)      (1,688,867)
                  Net loss                                         (4,317,217)      (1,782,732)
                  Net loss attributable to common stockholders     (4,317,217)      (5,822,672)
                  Net loss per share                             $      (0.15)    $      (0.32)
3rd Quarter
                  Net revenues                                   $ 19,425,938     $ 18,100,445
                  Gross margin                                      4,765,535        5,530,425
                  Loss from continuing operations                  (3,412,707)      (1,978,279)
                  Net loss                                         (4,385,905)      (2,648,523)
                  Net loss attributable to common stockholders     (4,385,905)      (2,648,523)
                  Net loss per share                             $      (0.15)    $      (0.11)
4th Quarter
                  Net revenues                                   $ 20,004,488     $ 21,470,429
                  Gross margin                                      3,659,518        6,927,175
                  Loss from continuing operations                 (46,123,905)      (7,655,335)
                  Net loss                                        (47,303,553)      (8,071,226)
                  Net loss attributable to common stockholders    (47,303,553)      (8,071,226)
                  Net loss per share                             $      (1.63)    $      (0.33)

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

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.  Directors and Executive Officers of The Registrant


                                   MANAGEMENT

The following table sets forth information with respect to our current directors and executive officers.

Name                            Age    Position with Company
----                            ---    ----------------------

Richard Reiss                    46    Chairman and Chief Executive Officer
Leo Flotron                      43    President, Chief Operating Officer
                                        and Director
Christopher Zigmont              41    Chief Financial Officer, Executive
                                        Vice President, Finance and Secretary
Michael Brandofino               38    Chief Technology Officer and Executive
                                        Vice President
Jonathan Birkhahn                49    Director
Dean Hiltzik                     49    Director
Lewis Jaffe                      46    Director
James Kuster (1)(2)              44    Director
Michael Sternberg (1)(2)(3)      58    Director
Michael Toporek(1)(2)(3)         38    Director

----------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Stock Option Committee.


Richard Reiss, Chairman of the Board of Directors and Chief Executive Officer. Mr. Reiss has been our Chairman of the Board of Directors and Chief Executive Officer since May 2000, and was President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of All Communications Corporation ("ACC") from ACC's formation in 1991 until the formation of Wire One pursuant to the merger of ACC and View Tech, Inc. ("VTI") in May 2000.

Leo Flotron, President and Chief Operating Officer and Director. Mr. Flotron is our President and Chief Operating Officer and has served on our Board of Directors since March 2001. Mr. Flotron has served as our President since August 2002. From May 2000 until November 2000, Mr. Flotron served as our Executive Vice President, Sales and Marketing of Videoconferencing Products. From October 1995 until May 2000, Mr. Flotron served as ACC's Vice President, Sales and Marketing of Videoconferencing Products, in charge of sales and marketing for videoconferencing and network products. Mr. Flotron holds a B.S. degree in Business from the University of Massachusetts in Amherst and an M.S. degree in Finance from Louisiana State University.

Christopher Zigmont, Chief Financial Officer, Executive Vice President, Finance and Secretary. Mr. Zigmont has been our Secretary since March 2003 and our Chief Financial Officer since May 2000 and is also our Executive Vice President, Finance. From June 1999 until May 2000, Mr. Zigmont served as VTI's Chief Financial Officer. From March 1990 to May 1999, Mr. Zigmont held various positions at BankBoston Corporation, most recently as Director of Finance. Prior to joining BankBoston Corporation, Mr. Zigmont was a Senior Audit Manager with the accounting and auditing firm of KPMG Peat Marwick. He received a B.S. degree in Business Administration with a double major in Accounting/Finance from Boston University.

Michael Brandofino, Executive Vice President and Chief Technology Officer. Mr. Brandofino has served as our Executive Vice President and Chief Technology Officer since October 2000. From 1988 to September 2000, Mr. Brandofino held several positions at Johns Brook Co., Inc., a technology consulting company, most recently in the position of President. Mr. Brandofino holds a B.S. degree in Management Information Systems from Pace University.

Jonathan Birkhahn, Director. Mr. Birkhahn has served on our Board of Directors since March 2001. From 1988 through October 2000 and from March 2003 to present, Mr. Birkhahn served and serves as Senior Vice President Business Affairs (or predecessor positions) of King World Productions, Inc., a leading distributor of television programming. From January 2003 through March 2003, Mr. Birkhahn served Wire One as a consultant. He served Wire One as Executive Vice President, Business Affairs, General Counsel and Secretary from November 2000 through January 2003. He holds an A.B. degree from Columbia College and a J.D. degree from Harvard Law School.

Dean Hiltzik, Director. Mr. Hiltzik has served on our Board of Directors since May 2000. From September 1999 until May 2000, Mr. Hiltzik was a member of ACC's Board of Directors. Mr. Hiltzik, a certified public accountant, is a partner and director of the securities practice at Schneider & Associates LLP, which he joined in 1979. Schneider provides tax and consulting services to Wire One. Mr. Hiltzik received a B.A. from Columbia University and an M.B.A. in Accounting from Hofstra University.

Lewis Jaffe, Director. Mr. Jaffe has served on our Board of Directors since September 2001 and served as our President from April 2002 until August 2002. Since August 2002, Mr. Jaffe has been an independent consultant. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation. From September 1998 to June 2000, Mr. Jaffe was a managing director in the Boston office of Arthur Andersen LLP in the global finance practice. From January 1997 to March 1998, Mr. Jaffe was the President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication, radar and missile launch systems. Mr. Jaffe completed an executive MBA program at Stanford University and holds a B.S. degree from LaSalle University.

James Kuster, Director. Mr. Kuster has been a member of our Board of Directors since June 2001, when he joined in connection with our acquisition of the assets of GeoVideo Networks, Inc. Mr. Kuster has been Managing Director for the private equity firm Crest Communications Holdings, LLC since 1999. Prior to joining Crest, Mr. Kuster served as Vice President for Corporate Development of Reciprocal, Inc. From 1986 through 1998, Mr. Kuster worked in the media and telecommunications group of Chase Securities. Mr. Kuster received his M.B.A. degree from the Fuqua School of Business of Duke University. He also represents Crest on the Boards of Directors of video technology companies TenTV, Inc. and Teranex, Inc.

Michael Sternberg, Director. Mr. Sternberg has been a member of the Board of Directors since September 2002. Mr. Sternberg has been the Chief Executive Officer of SPEEDCOM Wireless Corporation since June 2002. From 1998 to 2001, Mr. Sternberg was the Chief Executive Officer of KMC. From 1991 through 1995, Mr. Sternberg was the Chief Operating Officer of Ramsay.

Michael Toporek, Director. Mr. Toporek has been a member of our Board of Directors since July 2002. He is presently the Managing General Partner of Brookstone Partners, a private equity firm. From August 2000 to May 2002, Mr. Toporek was a Director at SG Cowen Corporation, providing investment banking and mergers and acquisitions advice to technology companies. From September 1996 to August 2000, Mr. Toporek was a Director at UBS Warburg Dillon Read & Co., Inc., providing investment banking and mergers and acquisitions advice to technology companies.

Item 11.  Executive Compensation



                    EXECUTIVE COMPENSATION AND OTHER MATTERS

Executive Compensation

     The table below summarizes information concerning the compensation we paid during 2002 to our Chief Executive Officer and our four other most highly paid executive officers during that year (collectively, the "Named Executive Officers"), each of whom, other than Jonathan Birkhahn, is currently a Named Executive Officer of Wire One:

                                                                                    Long-term
                                                                                   Compensation
                                                       Annual Compensation            Awards
                                          --------------------------------------   -------------
                                                                                   Securities          All Other
                                                                                   Underlying        Compensation
 Name and principal position              Year       Salary($)       Bonus($)        Options             ($)
 ---------------------------              ----       ---------       ---------     -----------       --------------

 Richard Reiss,
     Chief Executive Officer and
     Chairman of the Board............    2002       $ 379,250     $   75,000 (1)                        $5,764 (3)
                                          2001       $ 345,000     $  135,000      1,537,500 (2)         $5,764 (3)
                                          2000       $ 275,000     $  135,000             --                --

 Leo Flotron, President, Chief
     Operating Officer and Director...    2002       $ 346,875             --        192,500 (4)
                                          2001       $ 325,000     $  193,935 (5)    240,000                --
                                          2000       $ 157,917     $  157,237 (6)         --                --

 Jonathan Birkhahn, Executive Vice
     President Business Affairs,
     General Counsel, Secretary and
     Director.........................    2002       $ 246,164     $      --          51,500                --
                                          2001       $ 238,125     $      --             --
                                          2000       $  20,236     $      --         250,000                --

 Christopher Zigmont, Chief Financial
     Officer and Executive Vice
     President, Finance...............    2002       $ 188,654            --          50,500                --
                                          2001       $ 175,000     $      --         190,000                --
                                          2000       $  80,000     $   35,000        100,000                --

 Michael Brandofino, Chief Technology
     Officer and Executive Vice
     President........................    2002       $ 183,938            --          64,875                --
                                          2001       $ 165,000     $   25,000 (7)    100,000                --
                                          2000       $  37,692     $    6,250             --                --


(1) Formula bonus as set forth in Mr. Reiss's employment agreement (see "Employment Agreements" and "Compensation Committee Report on Executive Compensation").
(2) Includes the extension of the term of a previously granted option to purchase 1,237,500 shares of common stock (see "Compensation Committee Report on Executive Compensation").
(3)  Amount reflects premiums paid for a life insurance policy.
(4) Includes the extension of the term of a previously granted option to purchase 123,750 shares of common stock.
(5)  Amount is in respect of services rendered in 2000.
(6) Amount consists of $73,424 and $83,813 in respect of services rendered in 1999 and 2000, respectively.
(7) One-time cash bonus in connection with the anniversary of commencement of Mr. Brandofino's employment.

Option Grants in 2002

The following table sets forth information regarding stock options granted pursuant to our stock option plan during 2002 to each of the Named Executive Officers.

                                     Percent
                                     of total
                                     options
                                     granted     Exercise
                                     to          or base
                       Number of     employees   price                             Potential Realizable Value at
                      underlying     in fiscal   (per                           Assumed Annual Rates of Stock Price
 Name               options granted  year 2002   share)   Expiration Date          Appreciation for Option Term
 ----               ---------------  ---------   -------  ---------------     ------------------------------------
                                                                               0%          5%            10%
                                                                            ----        ----          -----
 Richard Reiss              --          --          --      --               $   --       $  --          $  --
                            --          --          --      --               $   --       $  --          $  --

 Leo Flotron            50,000       4.1%        $4.40    February 25, 2012  $   --       $358,357       $ 570,623
                        18,750       1.6%        $1.13    July 22, 2012      $   --       $ 34,512       $  54,955

 Jonathan Birkhahn      20,000       1.7%        $4.40    February 25, 2012  $   --       $143,343       $ 228,249
                         6,500       0.5%        $1.13    July 22, 2012      $   --       $ 11,964       $  19,051
                        25,000       2.1%        $1.80    October 9, 2012    $   --       $ 73,300       $ 116,718

 Christopher Zigmont    25,500       2.1%        $1.13    July 22, 2012      $   --       $ 46,937       $  74,739
                        25,000       2.1%        $1.80    October 9, 2012    $   --       $ 73,300       $ 116,718

 Michael  Brandofino    20,000       1.7%        $4.40    February 25, 2012  $   --       $143,343       $ 228,249
                        15,000       1.2%        $3.04    April 24, 2012     $   --       $ 74,278       $ 118,275
                        29,875       2.5%        $1.13    July 22, 2012      $   --       $ 54,989       $  87,562

Aggregated Option Exercises In Fiscal 2002 And Fiscal Year-End Option Values

     The following table sets forth information concerning the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2002.

                           Shares
                          Acquired                   Number of Securities              $ Value of Unexercised
                            on        Value         Underlying Unexercised             In-The-Money Options at
                         Exercise   Realized      Options at Fiscal Year-End               Fiscal Year-End
                         ---------  ---------    -----------------------------    ------------------------------
 Name                                            Exercisable     Unexercisable    Exercisable    Unexercisable
------                                           -----------     -------------    -----------    -------------

 Richard Reiss             32,857    $209,299    1,565,233         226,410         $ 292,791.69     $ 52,776.00
 Leo Flotron               33,000    $156,750      725,142         235,358         $1,434,243.50    $ 44,789.00
 Jonathan Birkhahn            -          -         187,500         114,000         $       -        $ 35,540.00
 Christopher Zigmont          -          -         156,870         208,630         $       -        $ 67,080.00
 Michael Brandofino           -          -            -            164,875         $       -        $ 49,592.50


Director Compensation

Directors who are not executive officers or employees of Wire One receive a director's fee of options to purchase 1,000 shares of Common Stock for each board meeting attended and 500 shares of Common Stock for each Audit, Compensation or Stock Option Committee meeting attended, whether in person or by telephone, and options to purchase 4,000 shares of Common Stock for attendance in person at the annual meeting of stockholders.

Employment Agreements

         We entered into employment agreements with certain of our executive officers, pursuant to which Mr. Reiss serves as Chief Executive Officer, Mr. Flotron serves as President and Chief Operating Officer, Mr. Zigmont serves as Chief Financial Officer and Executive Vice President, Finance and Mr. Brandofino serves as Executive Vice President and Chief Technology Officer. The following is a summary of the material terms and conditions of such agreements and is subject to the detailed provisions of the respective agreements attached as exhibits to our filings with the Securities and Exchange Commission.

Employment Agreement with Richard Reiss

We entered into an employment agreement with Mr. Reiss having a three-year term commencing January 1, 2001. Under the agreement, Mr. Reiss is entitled, in years 1, 2, and 3, respectively, to base compensation of $345,000, $410,000 and $480,000, and to a formula bonus (payable in quarterly installments, subject to satisfaction of the condition that our gross revenues from continuing operations during a given quarter increase over such revenues from the corresponding quarter of the preceding year) of $135,000, $165,000 and $195,000. The agreement provides for the grant of an option to purchase 300,000 shares of Common Stock under our 2000 Stock Incentive Plan (the "Plan"), vesting in three equal annual installments. Mr. Reiss has the right to terminate the agreement, with a full payout of all base and potential formula bonus compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as those terms are defined under the Plan) or a termination by Wire One without cause. Under the agreement, we are required to obtain and pay the premiums on a $2,500,000 life insurance policy payable to Mr. Reiss's designated beneficiary or his estate.

On April 24, 2002, Mr. Reiss was named Chairman and Chief Executive Officer and his agreement was amended to subject the formula bonus to satisfaction of the condition that we have $500,000 in "EBITDA" from continuing operations during a given quarter in addition to the gross revenue condition. On July 30, 2002, the agreement was amended to reduce annual base compensation to $369,000 for the remainder of year 2 and to $432,000 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $330,000 and the formula bonus was replaced with a discretionary bonus for the remaining term.

Employment Agreement with Leo Flotron

We entered into an employment agreement with Mr. Flotron having a three-year term commencing January 1, 2001. Under the agreement, Mr. Flotron is entitled, in years 1, 2, and 3, respectively, to base compensation, of $325,000, $375,000 and $425,000, and to a discretionary bonus. The agreement provides for the grant of an option to purchase 240,000 shares of Common Stock under the Plan, vesting in three equal annual installments. Mr. Flotron has the right to terminate the agreement, with a full payout of all base compensation for the balance of the term (but in no event less than 1 year) and acceleration of his unvested stock options, upon a Corporate Transaction or a Change of Control (as defined under the Plan) or a termination by Wire One without cause.

On July 30, 2002, Mr. Flotron was named President and Chief Operating Officer and his agreement was amended to reduce annual base compensation to $337,500 for the remainder of year 2 and to $382,500 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $300,000 for the remaining term.

Employment Agreement with Christopher Zigmont

The agreement with Mr. Zigmont, our Executive Vice President, Finance and Chief Financial Officer, has a three-year term that commenced on January 1, 2001. Mr. Zigmont is entitled to base compensation of $175,000, $200,000 and $225,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for the grant of an option to purchase 150,000 shares under the Plan, vesting in three equal annual installments.

On July 30, 2002, the agreement was amended to reduce the annual base compensation to $190,000 for the remainder of year 2 and to $213,750 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $190,000 for the remaining term.

Employment Agreement with Michael Brandofino

The agreement with Mr. Brandofino, our Executive Vice President and Chief Technology Officer, has a three-year term that commenced on January 1, 2001. Mr. Brandofino is entitled to base compensation of $165,000, $195,000 and $225,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for the grant of an option to purchase 100,000 shares under the Plan, vesting in three equal annual installments.

On July 30, 2002, the agreement was amended to reduce the annual base compensation to $185,250 for the remainder of year 2 and to $213,750 and $223,250 in years 3 and 4, respectively. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $185,250 through December 31, 2003.

Consulting Agreement with Jonathan Birkhahn

We entered into an employment agreement with Jonathan Birkhahn to serve as Executive Vice President Business Affairs and General Counsel having a three-year term commencing on November 30, 2000. Effective January 31, 2003, the agreement was terminated simultaneously with the commencement of a consulting agreement providing for Mr. Birkhahn's continued assistance in the administration of our legal and business affairs for a fee of $11,500 per month through November 30, 2003. The stock options granted under the employment agreement will continue to vest provided that Mr. Birkhahn continues to serve as a consultant or as a member of the Board of Directors. Mr. Birkhahn terminated the consulting agreement in accordance with his right to do so thereunder effective March 14, 2003; however, he will continue to serve as a member of the Board of Directors until the 2003 Annual Meeting.

Consulting Agreement with Kelly Harman

We entered into an agreement with Kelly Harman to serve as Vice President - Marketing having a three-year term commencing on January 1, 2001. Effective January 31, 2003, the agreement was terminated simultaneously with the commencement of a consulting agreement providing for Ms. Harman's continued assistance in the development, marketing and sales of our products and services for a fee of $8,000 per month through December 31, 2003. The stock options granted under the employment agreement will continue to vest provided that Ms. Harman continues to serve as a consultant.


                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

Scope of the Committee's Work

The Compensation Committee of the Board of Directors has the authority and responsibility to establish the overall compensation strategy for Wire One, including salary and bonus levels, and to review and make recommendations to the Board with respect to the compensation of our executive officers. The Compensation Committee was established in 1999; prior thereto, compensation decisions and grants of stock options were made only by the full Board.

Executive Compensation Philosophy and Policies

     Wire One's overall compensation philosophy is to provide a total compensation package that is competitive and enables us to attract, motivate, reward and retain key executives and other employees who have the skills and experience necessary to promote the short- and long-term financial performance and growth of Wire One.

     The Compensation Committee recognizes the critical role of its executive officers in the significant growth and success of Wire One to date and our future prospects. Accordingly, our executive compensation policies are designed to (1) align the interests of executive officers with those of stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent on our financial performance, (2) provide compensation that will attract and retain talented professionals, (3) reward individual results through base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various other benefits and (4) manage compensation based on skill, knowledge, effort and responsibility needed to perform a particular job successfully.

     In establishing salary, bonuses and long-term incentive compensation for its executive officers, the Compensation Committee takes into account both the position and the expertise of a particular executive, as well as the Committee's understanding of competitive compensation for similarly situated executives in our sector of the technology industry.

     Executive Compensation

     Base Salary. Salaries for executive officers for 2002 were generally determined by the Compensation Committee on an individual basis in connection with the determination of the terms of such executive's applicable employment agreement, based on the following criteria: such executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

     Bonus. The amount of bonuses paid to executives for 2002 was based on the financial results of Wire One (as well as, in the case of Mr. Reiss, the satisfaction of the conditions in the formula set forth in his employment agreement). Mr. Reiss received a cash bonus of $75,000 for 2002 as a result of satisfaction of those conditions. Messrs. Flotron, Birkhahn, and Brandofino, as well as Ms. Harman, were also paid bonuses in respect of their services during 2002 in the form of stock option grants to purchase 50,000, 20,000, 20,000 and 10,000 shares of our common stock, respectively.

     Long-Term Incentive Awards. The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of Wire One's stockholders and encourages executives to remain in Wire One's employ. We grant stock options in accordance with our various stock option plans. Grants are awarded based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of our financial and strategic objectives, and industry practices and norms.

     Compensation of the Chief Executive Officer

     Mr. Reiss, who served as ACC's Chairman of the Board of Directors, President and Chief Executive Officer from its formation in 1991 until May 2000, and has served as Wire One's Chairman and Chief Executive Officer since its formation in May 2000 and as Wire One's President from May 2000 until April 2002, was paid a base salary of $379,250 in 2002. As noted above, he was also paid a cash bonus of $75,000 for his services in 2002.

     Effective January 1, 2001, we entered into an Employment Agreement with Mr. Reiss (see "Employment Agreements") pursuant to which he serves as President and Chief Executive Officer. Mr. Reiss's salary and other compensation and the terms of his employment agreement have been established by reference to the salaries and equity participations of chief executive officers of other companies in our industry and related industries, and in recognition of Mr. Reiss's unique skills and importance to Wire One.

     On April 24, 2002, Mr. Reiss was named Chairman and Chief Executive Officer and his agreement was amended to subject the formula bonus to satisfaction of the condition that we have $500,000 in "EBITDA" from continuing operations during a given quarter in addition to the gross revenue condition. On July 30, 2002, the agreement was amended to reduce annual base compensation to $369,000 for the remainder of year 2 and to $432,000 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $330,000 and the formula bonus was replaced with a discretionary bonus for the remaining term.

     Internal Revenue Code Section 162(m) Limitation

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million per year paid to certain executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to Wire One's executive officers in 2002 did not, in the case of any such officer, exceed the $1 million per year limit. The Compensation Committee generally intends to limit the dollar amount of all non-performance based compensation payable to our executive officers to no more than $1 million per year.


Respectfully submitted,

Peter Maluso (member until April 1, 2003)
James Kuster
Michael Sternberg
Michael Toporek


Compensation Committee Interlocks and Insider Participation

     Peter Maluso, James Kuster, Michael Sternberg and Michael Toporek served as members of the Compensation Committee of the Board of Directors during 2002. No member of the Compensation Committee was at any time during 2002 or at any other time an officer or employee of Wire One. No member of the Compensation Committee served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or our Compensation Committee.

                             STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Nasdaq National Market Index and a peer group selected by Wire One on an industry and line-of-business basis. The period shown commences on December 31, 1997 and ends on December 31, 2002, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 1997, and the reinvestment of any dividends.

     The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.

                            [STOCK PERFORMANCE GRAPH]

INDEXED STOCK QUOTES                12/31/1997  12/31/1998  12/31/1999  12/31/2000  12/31/2001  12/31/2002
Wire One Technologies, Inc.            100.000      48.101      51.265      46.208      62.987      28.253
The Nasdaq National Market Index       100.000     139.631     259.134     157.323     124.202      85.045
Nasdaq Telecommunications Index        100.000     163.376     331.181     151.155      77.179      35.483


STOCK QUOTES                        12/31/1997  12/31/1998  12/31/1999  12/31/2000  12/31/2001  12/31/2002
Wire One Technologies, Inc.              9.875       4.750       5.062       4.563       6.220        2.79
The Nasdaq National Market Index     1,570.350   2,192.690   4,069.310   2,470.520   1,950.400    1,335.51
Nasdaq Telecommunications Index        306.600     500.910   1,015.400     463.440     236.630      108.79

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters



           STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of Common Stock as of April 15, 2003 by each of the following:

     o each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the Common Stock;

     o    Wire One's directors and Named Executive Officers; and

     o    all directors and executive officers of Wire One as a group.

     As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of April 15, 2003 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days of April 15, 2003 are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on 29,140,721 shares of Common Stock outstanding as of April 28, 2003.

                                                               Number of Shares      Percentage of
Name and address of beneficial owners (1)                         Owned (2)       Outstanding Shares
---------------------------------------------                     ---------       ------------------
Executive Officers and Directors:
Richard Reiss...............................................   5,065,850 (3)             16.4%
Leo Flotron.................................................   1,194,192 (4)              4.0%
Dean Hiltzik................................................     158,450 (5)               *
James Kuster................................................     517,544 (6)              1.8%
Lewis Jaffe.................................................     174,500 (7)               *
Jonathan Birkhahn...........................................     197,417 (8)               *
Michael Sternberg...........................................       4,000 (9)               *
Michael Toporek.............................................       6,000 (10)              *
Christopher A. Zigmont......................................     244,625 (11)              *
Michael Brandofino..........................................      96,306 (12)              *

All directors and executive officers as a group (10 people).   7,658,884 (13)            23.6%

5% Owners:

Coghill Capital Management, L.L.C...........................   1,631,396 (14)             5.6%
   One North Wacker, Suite 4725
   Chicago, IL  60606

---------------
* Less than 1%
(1) Unless otherwise noted, the address of each of the persons listed is c/o Wire One Technologies, Inc., 225 Long Avenue, Hillside, NJ 07205.
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(3) Includes 1,665,243 shares subject to presently exercisable stock options and 82,500 shares held by a trust for the benefit of Mr. Reiss's children, of which he is the trustee.

 (4) Includes 831,192 shares subject to presently exercisable stock options.
 (5) Includes 67,700 shares subject to presently exercisable stock options.
 (6) Includes 14,500 shares subject to presently exercisable stock options. Mr. Kuster's shares also include 498,044 shares held by Crest Communications Partners, LP and Crest Entrepreneurs Fund LP. Mr. Kuster is a managing director of Crest Communications Holdings, LLC and disclaims beneficial ownership of Wire One shares held by Crest Communications Partners, LP and Crest Entrepreneurs Fund LP.
 (7) Includes 174,500 shares subject to presently exercisable stock options.
 (8) Includes 197,417 shares subject to presently exercisable stock options.
 (9) Includes 4,000 shares subject to presently exercisable stock options.
(10) Includes 6,000 shares subject to presently exercisable stock options.
(11) Includes 244,625 shares subject to presently exercisable stock options.
(12) Includes 93,271 shares subject to presently exercisable stock options.
(13) Includes 3,298,448 shares subject to presently exercisable stock options.
(14) Ownership information is based on the Schedule 13G filed by Coghill Capital Management, L.L.C. on February 10, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

         Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2002, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis except as follows: one late report on Form 4 was filed for each of James Kuster and Peter Maluso in connection with their receipt of options in consideration for their attendance at meetings of the Board of Directors; one late Form 5 was filed for Laura Kenny, a former director, reporting one transaction for options she received in consideration for her attendance at Audit and Compensation Committee meetings.

Item 13.  Certain Relationships and Related Transactions


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The landlord for our Hillside, New Jersey office is Vitamin Realty Associates, L.L.C., of which Eric Friedman, a member of our Board until June 2001, is a member. The lease term is for five years and expires on April 30, 2005. The base rental for the premises during the term of the lease is approximately $162,000 per year. In addition, we must pay our share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 2002, 2001 and 2000, rent expense associated with this lease was $252,000, $295,000 and $225,000, respectively. We believe that the lease reflects a fair rental value for the property and is on terms no less favorable than we could obtain in an arm's length transaction with an independent third party.

     We receive financial and tax services from Schneider & Associates LLP, an accounting firm in which Dean Hiltzik, one of our directors, is a partner. Since Mr. Hiltzik became a director of ACC on September 15, 1999, we have incurred fees of approximately $250,000 for services received from this firm, $33,000 of which were incurred in 2002. We also entered into a Consulting Agreement with Mr. Hiltzik, dated January 2, 2001, for the provision of tax and financial services for one year. Mr. Hiltzik received an option to purchase 30,000 shares of Common Stock at an exercise price of $3.94 per share pursuant to that agreement.

     We entered into a one-year Consulting Agreement, commencing July 22, 2002, with Lewis Jaffe, one of our directors, pursuant to which Mr. Jaffe serves as a management consultant to Wire One in the areas of corporate development and investor relations. In consideration for these services, we granted Mr. Jaffe an option to purchase 50,000 shares of our Common Stock at an average exercise price of $3.00 per share vesting in ten installments of 5,000 shares per month commencing September 30, 2002. We entered into a one-year Consulting Agreement, dated September 21, 2001, with Mr. Jaffe pursuant to which Mr. Jaffe served as a management consultant to Wire One in the areas of corporate development and investor relations. In consideration for these services, we granted Mr. Jaffe an option to purchase 30,000 shares of our Common Stock at an exercise price of $5.16 per share.

     In March 2002, Wire One made a recourse loan to Leo Flotron, a member of our Board of Directors, in the amount of $69,960 with a 5.25% rate of interest. We extended the loan to Mr. Flotron to enable him to exercise options (scheduled to expire imminently) to purchase 33,000 shares of Common Stock. Mr. Flotron repaid the loan in full in March 2003.

     We entered into a consulting agreement dated as of March 7, 2003 with Innovative Strategies & Management, of which Michael Sternberg, one of our directors, is the managing partner. Pursuant to this agreement, Innovative Strategies & Management will provide consulting services related to our Glowpoint business in consideration for $24,000.


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

10.60 Warrant to Purchase Common Stock issued to JPMorgan Chase on March 6, 2003 (20)

21.1          Subsidiaries of Wire One Technologies, Inc. (2)

23.1          Consent of BDO Seidman, LLP. (20)

99.1          CEO Certification (20)

99.2          CFO Certification (20)
--------
(1) Filed as an appendix to View Tech Inc.'s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

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

(19) Previously filed.

(20) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIRE ONE TECHNOLOGIES, INC.

Date: April 30, 2003                     By:/s/Richard Reiss
                                            -----------------------------
                                            Richard Reiss
                                            Chairman and Chief Executive Officer

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 30th day of April 2003 in the capacities indicated.




Signature                       Title

/s/ Richard Reiss               Chairman and Chief Executive Officer (Principal Executive Officer)
------------------------
Richard Reiss

/s/ Christopher Zigmont*        Chief Financial Officer (Principal Financial and Accounting Officer)
------------------------
Christopher Zigmont

/s/ Leo Flotron*                President, Chief Operating Officer and Director
------------------------
Leo Flotron

/s/ Jonathan Birkhahn*          Director                                    /s/ Dean Hiltzik*            Director
------------------------                                                    ----------------------

Jonathan Birkhahn                                                           Dean Hiltzik

/s/ Lewis Jaffe*                Director                                    /s/ James Kuster*            Director
------------------------                                                    ----------------------

Lewis Jaffe                                                                 James Kuster

/s/ Michael Toporek*            Director                                    /s/ Michael Sternberg*       Director
------------------------                                                    ----------------------
Michael Toporek                                                             Michael Sternberg

*By: /s/ Richard Reiss
     -------------------
       Richard Reiss
      attorney-in-fact


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


Date: April 30, 2003

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

Date:  April 30, 2003

                                                  /s/ Christopher A. Zigmont
                                                  ------------------------------

                                                  Executive Vice President and
                                                  Chief Financial Officer