Form 10-Q
period 2003-03-31
WIRE ONE TECHNOLOGIES INC
filed 2003-05-15
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Yes |X|         No |_|

      Check whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934.

Yes |_|         No |X|

      The number of shares outstanding of the registrant's Common Stock as of May 6, 2003 was 29,141,190.

                           WIRE ONE TECHNOLOGIES, INC

                                      Index

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002...........................    1
        Consolidated Statements of Operations
            For the Three Months Ended March 31, 2003 and 2002.............    2
        Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2003 and 2002.............    3
        Notes to Consolidated Financial Statements.........................    4
Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    9
Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   16
Item 4. Controls and Procedures............................................   16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................   16
Item 2. Changes in Securities and Use of Proceeds..........................   16
Item 3. Defaults Upon Senior Securities....................................   16
Item 4. Submission of Matters to a Vote of Security Holders................   16
Item 5. Other Information..................................................   16
Item 6. Exhibits and Reports on Form 8-K...................................   16
Signatures.................................................................   17
Certifications.............................................................   18

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                                March 31, 2003   December 31, 2002
                                                                                --------------   -----------------
ASSETS
Current assets:
      Cash and cash equivalents ...........................................     $     656,707      $   2,762,215
      Accounts receivable-net .............................................        22,873,348         25,441,557
      Inventory-net .......................................................         7,009,204          8,122,996
      Net assets of discontinued operations ...............................         3,113,964          5,291,327
      Other current assets ................................................         3,236,339          2,392,216
                                                                                -------------      -------------
                Total current assets ......................................        36,889,562         44,010,311
Furniture, equipment and leasehold improvements-net .......................        14,380,595         14,196,679
Goodwill ..................................................................         2,547,862          2,547,862
Other assets ..............................................................           715,547            746,812
                                                                                -------------      -------------
                Total assets ..............................................     $  54,533,566      $  61,501,664
                                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts  payable ...................................................     $   8,146,168      $   9,049,961
      Accrued expenses ....................................................         1,657,631          2,122,813
      Deferred revenue ....................................................         7,884,035          7,871,268
      Current portion of capital lease obligations ........................           125,991             25,874
                                                                                -------------      -------------
                Total current liabilities .................................        17,813,825         19,069,916
                                                                                -------------      -------------
Non-current liabilities:
      Bank loan payable ...................................................         3,521,578          5,845,516
      Capital lease obligations, less current portion .....................            53,901                 --
                                                                                -------------      -------------
                 Total non-current liabilities ............................         3,575,479          5,845,516
                                                                                -------------      -------------
                      Total liabilities ...................................        21,389,304         24,915,432
                                                                                -------------      -------------
Commitments and contingencies
Subordinated debentures ...................................................         4,888,000          4,888,000
Discount on subordinated debentures .......................................        (4,353,375)        (4,888,000)
                                                                                -------------      -------------
      Subordinated debentures, net ........................................           534,625                 --
                                                                                -------------      -------------
Stockholders' Equity:
      Preferred stock, $.0001 par value;
                  5,000,000 shares authorized, none issued ................                --                 --
      Common Stock, $.0001 par value; 100,000,000 authorized;
                 29,125,368 and 28,931,660 shares issued, respectively ....             2,913              2,893
      Treasury stock, 39,891 shares at cost ...............................          (239,742)          (239,742)
      Additional paid-in capital ..........................................       131,805,026        131,132,374
      Accumulated deficit .................................................       (98,958,560)       (94,309,293)
                                                                                -------------      -------------
                Total stockholders' equity ................................        32,609,637         36,586,232
                                                                                -------------      -------------
                Total liabilities and stockholders' equity ................     $  54,533,566      $  61,501,664
                                                                                =============      =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2003            2002
                                                                 ------------    ------------
Revenues
     Video Solutions
          Equipment ..........................................   $ 14,528,405    $ 14,438,325
          Service ............................................      3,747,432       3,654,439
     Video Network ...........................................      2,226,858       1,099,421
                                                                 ------------    ------------
                                                                   20,502,695      19,192,185
                                                                 ------------    ------------
Cost of revenues
     Video Solutions
          Equipment ..........................................     11,582,078      10,316,066
          Service ............................................      2,030,549       1,774,477
     Video Network ...........................................      2,294,287         969,541
                                                                 ------------    ------------
                                                                   15,906,914      13,060,084
                                                                 ------------    ------------
Gross margin
     Video Solutions
          Equipment ..........................................      2,946,327       4,122,259
          Service ............................................      1,716,883       1,879,962
     Video Network ...........................................        (67,429)        129,880
                                                                 ------------    ------------
                                                                    4,595,781       6,132,101
                                                                 ------------    ------------
Operating expenses
     Selling .................................................      5,850,942       6,446,554
     General and administrative ..............................      1,653,089       1,803,637
                                                                 ------------    ------------
Total operating expenses .....................................      7,504,031       8,250,191
                                                                 ------------    ------------
Loss from continuing operations ..............................     (2,908,250)     (2,118,090)
                                                                 ------------    ------------
Other (income) expense
     Amortization of deferred financing costs ................         45,509          13,757
     Interest income .........................................         (5,189)        (19,330)
     Interest expense ........................................        373,050          26,239
     Amortization of discount on subordinated debentures .....        534,625              --
                                                                 ------------    ------------
Total other expenses, net ....................................        947,995          20,666
                                                                 ------------    ------------
Net loss from continuing operations ..........................     (3,856,245)     (2,138,756)

Loss from discontinued AV operations .........................       (793,022)       (419,752)
                                                                 ------------    ------------
Net loss attributable to common stockholders .................   $ (4,649,267)   $ (2,558,508)
                                                                 ============    ============
Net loss from continuing operations per share:
     Basic and diluted .......................................   $      (0.13)   $      (0.08)
                                                                 ============    ============
Loss from discontinued AV operations per share:
     Basic and diluted .......................................   $      (0.03)   $      (0.01)
                                                                 ============    ============
Net loss attributable to common stockholders per share:
     Basic and diluted .......................................   $      (0.16)   $      (0.09)
                                                                 ============    ============
Weighted average number of common shares:
     Basic and diluted .......................................     29,029,894      28,232,809
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Cash flows from Operating Activities
   Net loss ....................................................................   $ (4,649,267)   $ (2,558,508)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .............................................      1,756,285       1,195,110
     Amortization of deferred financing costs ..................................         45,509          13,757
     Amortization of discount on subordinated debentures .......................        534,625              --
     Non-cash compensation .....................................................        243,543         105,704
     Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable ..............................................      2,568,209       4,150,623
              Inventory ........................................................        496,260        (599,178)
              Net assets of discontinued AV operations .........................      2,177,363              --
              Other current assets .............................................       (995,185)     (2,578,580)
              Other assets .....................................................         (8,471)       (140,739)
              Accounts payable .................................................       (903,793)     (2,876,584)
              Accrued expenses .................................................       (465,182)     (1,339,915)
              Deferred revenue .................................................         12,767      (1,029,798)
              Other current liabilities ........................................             --      (1,465,049)
                                                                                   ------------    ------------
                  Net cash provided by (used in) operating activities ..........        812,663      (7,123,157)
                                                                                   ------------    ------------
Cash flows from Investing Activities
          Purchases of furniture, equipment and leasehold improvements .........       (515,275)     (1,295,128)
          Costs related to acquisition of business including cash acquired .....             --          (2,253)
                                                                                   ------------    ------------
                  Net cash used by investing activities ........................       (515,275)     (1,297,381)
                                                                                   ------------    ------------
Cash flows from Financing Activities
     Proceeds from common stock offering .......................................             --      20,257,962
     Costs of issuance of subordinated debentures ..............................        (36,316)             --
     Exercise of warrants and options, net .....................................         41,214         355,344
     Proceeds from bank loans ..................................................     25,788,354       3,018,910
     Payments on bank loans ....................................................    (28,112,292)    (13,646,992)
     Deferred financing costs ..................................................         (5,774)             --
     Payments on capital lease obligations .....................................        (78,082)        (17,669)
                                                                                   ------------    ------------
                  Net cash provided by (used in) financing activities ..........     (2,402,896)      9,967,555
                                                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents ...............................     (2,105,508)      1,547,017
Cash and cash equivalents at beginning of period ...............................      2,762,215       1,689,451
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $    656,707    $  3,236,468
                                                                                   ============    ============
Supplement disclosures of cash flow information:
Cash paid during the period for:
     Interest ..................................................................   $     72,873    $     26,239
                                                                                   ============    ============
     Taxes .....................................................................   $         --    $         --
                                                                                   ============    ============
Non-cash financing and investing activities:

Equipment with costs totaling $232,100 was acquired under capital lease arrangements during the three months ended March 31, 2003.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 1 -- The Business

Wire One Technologies, Inc. is a single source provider of video products and services that assists customers located principally in the United States with systems design and engineering, procurement, installation, operation and maintenance of their video communications systems. The Company offers its customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Tandberg, RADVision, Cisco Systems and Sony and provides a comprehensive suite of video and data services including engineering, installation, customized training, on-site technical assistance and maintenance. The Company also operates its Glowpoint network subscriber service, which provides its customers with two-way video communications with high quality of service utilizing an Internet network and broadband access dedicated solely to transporting video using the H.323 Internet Protocol standard. Finally, the Company sells multi-point video and audio bridging services through its Multiview Network Services program. The Company employs state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks. The Company, headquartered in Hillside, New Jersey, operates a distribution facility in Miamisburg, Ohio and maintains 24 sales offices and demonstration facilities across the United States. The Company manages its operations in two business segments, video solutions which includes the sale of video and data communications products and design, engineering, installation, training and maintenance services and video network which includes the Glowpoint network subscriber and Multiview network service programs.

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation.

Note 3 -- Effect of Recently Issued Accounting Standards

On January 1, 2003, the Company adopted FASB Statement 146, Accounting for the Costs Associated with Exit or Disposal activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the deliver or performance of multiple products, services and/or rights to use assets where performance many occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it is contracted to provide installation services. EITF Issue No. 00-21 is effective for the Company beginning January 1, 2004. The Company has not completed the evaluation of the impact of EITF Issue No. 00-21.

Note 4 -- Stock-Based Compensation

At March 31, 2003, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2003             2002
                                                                      -----------     -----------
Net loss as reported .............................................    $(4,649,267)    $(2,558,508)
Add: stock-based compensation expense included in reported loss,
     net of tax ..................................................         56,333         105,704
Deduct: total stock-based employee compensation expense determined
     under the fair value based method for all awards, net of tax      (1,189,095)     (1,281,812)
                                                                      -----------     -----------
Pro forma net loss ...............................................    $(5,782,029)    $(3,734,616)
                                                                      ===========     ===========
Loss per share:
Basic and diluted - as reported ..................................    $     (0.16)    $     (0.09)
Basic and diluted - pro forma ....................................    $     (0.20)    $     (0.13)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                                                                 March 31,
                                                                         -----------------------
                                                                            2003          2002
                                                                         ---------     ---------
Risk free interest rate ..........................................            3.77%         4.28%
Expected lives ...................................................         5 Years       4 years
Expected volatility ..............................................          146.32%        91.56%

Note 5 -- Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of subordinated debentures using the if-converted method.

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
Weighted average shares outstanding ..............     29,029,894     28,232,809
Effect of dilutive options and warrants ..........             --             --
                                                       ----------     ----------
Weighted average shares outstanding
   including dilutive effect of securities .......     29,029,894     28,232,809
                                                       ==========     ==========

Weighted average options and warrants to purchase 12,282,257 shares of common stock and subordinated debentures convertible into 2,036,677 common shares were outstanding during the three months ended March 31, 2003. Weighted average options and warrants to purchase 10,650,907 shares of common stock were outstanding during the three months ended March 31, 2002. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 6 -- Discontinued Operations

In March 2003, the Company completed the sale of certain assets and liabilities of its Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV component was aimed at enabling the Company to focus more of its resources to the development and marketing of its subscriber-based IP network, Glowpoint, and to its video solutions business. As a consequence, this unit, previously a component of the Video Solutions segment, has been classified as a discontinued operation in the accompanying financial statements, with its net assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Net assets of discontinued AV operations consist of the following:

                                            March 31, 2003     December 31, 2002
                                            --------------     -----------------
Inventory                                    $   210,000          $   300,000
Earnings in excess of billings                 2,903,964            4,991,327
                                             -----------          -----------
                  Total                      $ 3,113,964          $ 5,291,327
                                             ===========          ===========

The assets actually sold by the Company totaled approximately $684,000 and $807,000 at March 31, 2003 and December 31, 2002, respectively, and consisted primarily of inventory and earnings in excess of billings.

Revenues and pretax loss from discontinued AV operations are as follows:

                                                 Quarters Ended March 31,
                                                 ------------------------
                                                2003                 2002
                                             -----------          -----------
Revenues                                     $ 2,241,925          $ 5,811,950
Pretax loss                                  $  (793,022)         $  (419,752)

Note 7 -- Bank Loan Payable

In May 2002, the Company entered into a $25,000,000 working capital credit facility with JPMorgan Chase Bank. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2% per annum. The credit facility contains certain financial and operational covenants. In March 2003, the Company concluded an amendment to the credit facility to cure non-compliance with the EBITDA financial covenant arising from the 2002 fourth quarter results. Some additional highlights of the amendment include: (1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; (2) revised EBITDA covenant levels for the remainder of the term of the agreement; and (3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. For the period from January 1, 2003 through March 31, 2003, the Company was in compliance with the covenants of its credit agreement. At March 31, 2003, $3.5 million was outstanding under the facility and the interest rate was 5.75%. The loan has been classified as non-current in the accompanying consolidated balance sheet because the facility matures on May 31, 2005.

Note 8 -- Business Segments

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

Prior to 2002, the Company was engaged in one business, providing customers with a single source for video products and services. During fiscal 2002, the Company's direct investment in the Glowpoint Network has increased and the financial results of the Video Network segment became more material to the Company so that the Company determined that it was in two reportable segments for fiscal 2002 and, accordingly reported two operating segments, Video Solutions and Video Network.

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

Video Network Segment

The Video Network segment is composed of the following two components: 1) Glowpoint network services and 2) Multiview Network Services. The Glowpoint network provides customers with a high-quality platform for video communications over IP and related applications. The Glowpoint service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol ("SNMP"), gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications from our network operations center ("NOC"). The Company also sells multi-point video and audio bridging services through its Multiview Network Services program. The Company employs state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks at an affordable rate.

The following table provides financial information by segment which is used by the chief operating decision maker in assessing segment performance. The Company allocated direct costs to each business segment based on management's analysis of each segment's resource needs.


Thee Months Ended March 31, 2003                   VSB                VNB               Total
----------------------------------------      -------------      -------------      -------------
Revenues ...............................      $  18,275,837      $   2,226,858      $  20,502,695
Segment loss ...........................      $  (1,193,878)     $  (2,662,367)     $  (3,856,245)
Depreciation and amortization ..........      $   1,023,399      $   1,313,020      $   2,336,419
Interest expense, net ..................      $          --      $     367,861      $     367,861
Total assets ...........................      $  39,650,419      $  14,883,147      $  54,533,566
Expenditures for long-lived assets .....      $     200,534      $     546,841      $     747,375


Thee Months Ended March 31, 2002                   VSB                VNB               Total
----------------------------------------      -------------      -------------      -------------
Revenues ...............................      $  18,092,764      $   1,099,421      $  19,192,185
Segment loss ...........................      $    (520,682)     $  (1,618,074)     $  (2,138,756)
Depreciation and amortization ..........      $     748,130      $     460,737      $   1,208,867
Interest expense, net ..................      $          --      $       6,909      $       6,909
Total assets ...........................      $  99,203,931      $   6,098,959      $ 105,302,890
Expenditures for long-lived assets .....      $     316,532      $     978,596      $   1,295,128

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

Overview

Wire One is a leading single source provider of video products and services that assists customers located principally in the Unites States with systems design and engineering, procurement, installation, operation and maintenance of their video communications systems. We offer our customers video communications products from leading manufacturers such as Polycom (which distributes products under the Polycom, PictureTel and Accord brands, among others), Tanberg, RADVision, Cisco Systems and Sony and provide a comprehensive suite of video and data services including engineering, installation, customized training, on-site technical assistance and maintenance. We also operate our Glowpoint network subscriber service, which provides our customers with two-way video communications with high quality of service utilizing an Internet network and broadband access dedicated solely to transporting video using the H.323 IP standard. Lastly, we sell multi-point video and audio bridging services through our Multiview Network Services program. We employ state-of-the-art conferencing servers that provide seamless connectivity for all switched digital networks.

We market and sell products and services to the commercial, government, medical and educational sectors through a direct sales force of account executives as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory. These efforts are supported by sales engineers, a marketing department, and a professional services and engineering group. We have sold our products and services to over 3,000 customers who collectively have approximately 22,000 videoconferencing endpoints.

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

Service revenue is derived from services rendered in connection with the sale of new systems and the maintenance of previously installed systems. Services rendered in connection with the sale of new systems consist of engineering services related to systems integration, installation, technical training and user training. Most of these services are rendered at or prior to installation and all revenue is recognized only after the services have been rendered. Revenue related to extended service contracts is deferred and recognized over the life of the extended service period. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services we offer are recognized through a monthly billing process after services have been rendered.

In March 2003, we completed the sale of certain assets and liabilities of the Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of our AV component was aimed at enabling us to focus more of our resources on the development and marketing of our Glowpoint network, and to our video solutions business. As a consequence, this unit, previously a component of the Video Solutions Segment, has been classified as a discontinued operation in the accompanying financial statements, with its net assets summarized in a single line item on our consolidated balance sheets and its results from operation summarized in a single line item on our consolidated statements of operations. See footnote 6 to the consolidated financial statements for further information.

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                     ---------------------------
                                                                       2003               2002
                                                                       -----             -----
Revenues
     Video Solutions
          Equipment..............................................      70.8%              75.3%
          Service................................................      18.3               19.0
     Video Network...............................................      10.9                5.7
                                                                      -----              -----
                                                                      100.0              100.0
                                                                      -----              -----
Cost of revenues
     Video Solutions
          Equipment..............................................      79.7               71.4
          Service................................................      54.2               48.6
     Video Network...............................................     103.0               88.2
                                                                      -----              -----
                                                                       77.6               68.0
                                                                      -----              -----
Gross margin
     Video Solutions
          Equipment..............................................      20.3               28.6
          Service................................................      45.8               51.4
     Video Network...............................................      (3.0)              11.8
                                                                      -----              -----
                                                                       22.4               32.0
                                                                      -----              -----
Operating expenses
          Selling................................................      28.5               33.6
          General and administrative.............................       8.1                9.4
                                                                      -----              -----
Total operating expenses.........................................      36.6               43.0
                                                                      -----              -----
Loss from continuing operations..................................     (14.2)             (11.0)
                                                                      -----              -----
Other (income) expense
          Amortization of deferred financing costs...............       0.2                0.1
          Interest income........................................       0.0               (0.1)
          Interest expense.......................................       1.8                0.1
          Amortization of discount on subordinated debentures....       2.6                0.0
                                                                      -----              -----
Total other expenses, net........................................       4.6                0.1
                                                                      -----              -----
Net loss from continuing operations..............................     (18.8)             (11.1)
Loss from discontinued AV operations.............................      (3.9)              (2.2)
                                                                      -----              -----
Net loss attributable to common stockholders.....................     (22.7)%            (13.3)%
                                                                      =====              =====

Three Months Ended March 31, 2003 ("2003 period") Compared to Three Months Ended March 31, 2002 ("2002 period").

NET REVENUES. We reported net revenues from continuing operations of $20.5 million for the 2003 period, an increase of $1.3 million, or 7%, over the $19.2 million in revenues reported for the 2002 period. This revenue growth was achieved despite operating in a very challenging information technology and telecom spending environment. Sales of video communications products amounted to 71% of total net revenues in the 2002 period, revenues related to video services totaled 18% and video network revenues accounted for the remaining 11% of total net revenues.

      Video solutions -- Sales of video communications products were $14.5 million in the 2003 period, an increase of $.1 million, or 1%, over the $14.4 million in the 2002 period. We sold 985 videoconferencing endpoints in the 2003 period, a 7% decrease from the 1,062 videoconferencing endpoints sold in the 2002 period. The decline in endpoint sales was offset by increased sales of video bridges and peripheral equipment. In the 2003 period, approximately 32% of sales of video communications products were to new customers. We experienced growth in the 2003 period in the following sectors: educational institutions, $1.4 million, and governmental, $0.8 million; offset by declines in sales to corporations, $1.9 million and medical institutions, $0.2 million. Revenues related to video services were $3.7 million in the 2003 period, an increase of $.1 million, or 3%, over the $3.6 million in the 2002 period. The revenue growth experienced in the 2003 period resulted from a $0.1 million increase in on-site technical support revenue as a result of providing more on-site technicians to assist our customers in managing their video enterprises. Installation revenue and service contract revenues were relatively unchanged from their prior year levels.

      Video network - Sales of video network services were $2.2 million in the 2003 period, an increase of $1.1 million, or 103%, over the $1.1 million in the 2002 period. $1.2 million in revenues growth related to Glowpoint network services was offset by a $0.1 million decline in revenues from the H.320 bridging service. The growth in Glowpoint network services revenue was the result of having on average 618 more video endpoints on the network in the 2003 period versus the 2002 period and those endpoints producing $654 per month in revenue. The decline in H.320 bridging revenues is the result of: 1) year to year bridging service utilization declines on the part of a number of existing customers; and 2) several customers transferring from H.320 bridging to IP bridging made possible by the Glowpoint network. These customers became Glowpoint subscribers during the year and utilized the full range of Glowpoint services, including IP bridging.

      GROSS MARGINS. Gross margins were $4.6 million in the 2003 period, a decrease of $1.5 million from the 2002 period. Gross margins decreased in the 2003 period to 22.4% of net revenues, as compared to 32.0% of net revenues in the 2002 period. The primary cause of the overall decline in gross margins was the decline in gross margins on sales of video communications products. Gross margins on sales of video communications products declined from 28.6% in the 2002 period to 20.3% in the 2003 period. This decrease is attributable to overall competitive pressures in the video solutions market resulting from the relatively weak economy, decreased spending for information technology and telecom and downward pricing pressure initiated by competitors. Most video communications products that we sell suffered year-over-year gross margin declines. Gross margins related to video service revenues decreased from 51.4% in the 2002 period to 45.8% in the 2003 period. This decrease is attributable to the utilization of supplier provided services rather than internal resources to service certain types of equipment covered under maintenance contracts such as video bridges due to the highly technical nature of the underlying equipment. We expect the gross margins on sales of video communications products to continue to be under pressure in the first half of the 2003 period as a difficult economic environment persists, but anticipate improvement in the second half of the 2003 period as economic uncertainties are clarified, competitor video product inventory levels decline and new products from manufacturers are introduced to the market.

      Gross margins related to video network revenues declined from 11.8% in the 2002 period to (3.0)% in the 2003 period. The decline is the result of increased fixed costs incurred in the 2003 period to build the network to handle the video traffic of over 2,000 video endpoints. At the end of the 2003 period there were 960 video endpoints on the network. Gross margins related to video network revenues should improve over the course of the 2003 period as we anticipate that more video endpoints will be installed that will utilize the network and minimal further fixed costs related to the operation of the network will be incurred.

      SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, at $5.9 million, or 28.5%, in the 2003 period, were down $.6 million from the $6.5 million, or 33.6%, reported for the 2002 period. The decline was achieved as a direct result of the cost saving measures taken in mid-2002 and in the 2003 period. Specifically, we reduced headcount; closed or relocated sales offices; implemented a salary reduction program; enhanced operating efficiencies by implementing new operating processes, management information systems and technology; and negotiated more favorable terms from numerous service providers and other vendors supplying us with goods and services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $0.1 million in the 2003 period to $1.7 million as compared to $1.8 million for the 2002 period. General and administrative expenses as a percentage of net revenues for the 2003 period declined from 9.4% in the 2002 period to 8.1% in the 2003 period. The primary reason for the decline was the headcount reductions made as a part of the cost saving measures taken in mid-2002 and in the 2003 first quarter.

      OTHER (INCOME) EXPENSES. Other expenses increased $927,000 to $948,000 in the 2003 period from $21,000 in the 2002 period. The increase was primarily due to the recognition of $535,000 in amortization of discount on the subordinated debentures issued in December, 2002. The other major component of this category, interest expense, increased $347,000 to $373,000 primarily due to higher interest expense on our line of credit facility, $47,000; the Black-Scholes value assigned to the 100,000 warrants granted to JPMorgan Chase Bank in the quarter, $187,000; and interest accrued on the subordinated debentures, $113,000.

      DISCONTINUED OPERATIONS. In the 2003 period, we treated our audio-visual integration component as a discontinued operation because: 1) the operations and cash flows of this component have been eliminated from our ongoing operations as a result of a disposal transaction; and 2) we do not have any significant continuing involvement in the operation of the component after the disposal transaction. We incurred a loss from discontinued AV operations in the 2003 period of $793,000 which was $373,000 higher than the $420,000 loss incurred in the 2002 period.

      NET LOSS. We reported a net loss attributable to common stockholders for the 2003 period of $(4.6) million, or $(.16) per diluted share, as compared to a net loss attributable to common stockholders of $(2.6) million, or $(.09) per diluted share for the 2002 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations it serves as a more accurate gauge of our current results. In addition, our primary covenant with our asset-based lender is based on EBITDA results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2003             2002
                                                                -----------      -----------
Net loss attributable to common stockholders ...............    $(4,649,267)     $(2,558,508)
    Depreciation and amortization ..........................      1,756,285        1,195,110
    Amortization of deferred financing costs ...............         45,509           13,757
    Amortization of discount on subordinated debentures ....        534,625               --
    Loss from discontinued AV operations ...................        793,022          419,752
    Non-cash compensation ..................................        243,543          105,704
    Interest expense, net ..................................        180,651            6,909
                                                                -----------      -----------
EBITDA from continuing operations ..........................    $(1,095,632)     $  (817,276)
                                                                ===========      ===========

Liquidity and Capital Resources

      At March 31, 2003, we had working capital of $19.0 million compared to $24.9 million at December 31, 2002, a decrease of approximately 24%. We had $0.7 million in cash and cash equivalents at March 31, 2003 compared to $2.8 million at December 31, 2002. The $5.9 million decrease in working capital resulted primarily from the net pay down of $2.3 million of bank loans, the funding of the $2.1 million cash loss from operations in the 2003 period and the purchase of $0.7 million of furniture, equipment and leasehold improvements.

      Net cash provided by operating activities for the 2003 period was $0.8 million as compared to net cash used in operations of $7.1 million during the 2002 period. The primary sources of operating cash in 2003 were the net decrease in accounts receivable of $2.6 million, which resulted from improved collection efforts and lower first quarter sales in the current year versus the prior year; the net decrease in other current assets of $1.1 million, which resulted from projects related to the discontinued AV operation being invoiced; and the net reduction of inventory of $0.5 million. We used this cash to fund the $2.1 million cash loss from operations and $1.4 million in payments on outstanding accounts payable and accrued expenses.

      Investing activities for the 2003 period included purchases of $0.2 million for computer and demonstration equipment and leasehold improvements for the video solutions segment and $0.5 million for computer, network and office equipment related to the video network segment. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2003. Although we anticipate current expansion of the Glowpoint network and our video solutions segment, we have no significant commitments to make capital expenditures for Glowpoint or the video solutions segment in 2003.

      Financing activities in the 2003 period included net pay downs under our revolving credit line totaling $2.3 million and payments on capital lease obligations of $0.1 million.

      We currently have a $15.0 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender's base rate plus 1/2% per annum. At March 31, 2003, there was $3.5 million outstanding under this facility. The Company's credit facility contains certain financial and operational covenants. To date in 2003, we were in compliance with these covenants.

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

Long-lived assets

The Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 was adopted in 2002 and we will review goodwill and other intangible assets on an annual basis going forward.

Any future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.

Recent pronouncements of the Financial Accounting Standards Board

On January 1, 2003, we adopted FASB Statement 146, "Accounting for the Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the deliver or performance of multiple products, services and/or rights to use assets where performance many occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it is contracted to provide installation services. EITF Issue No. 00-21 is effective for us beginning January 1, 2004. To date, we have not completed the evaluation of the impact of this EITF.

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

Item 4. Controls and Procedures

      Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      99.1  CEO Certification

      99.2  CFO Certification

(b)   Reports on Form 8-K

      Current Report on Form 8-K (File No. 000-25940) related to the Company's public disclosure of the following information in accordance with Rule 100 of Regulation FD of the Securities Act of 1933 (as amended): On May 1, 2003, Wire One Technologies, Inc. (the "Company") announced via press release the Company's preliminary results for its first quarter ended March 31, 2003.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WIRE ONE TECHNOLOGIES, INC.
                                        Registrant

Date: May 15, 2003              By: /s/ Richard Reiss
                                    --------------------------
                                    Richard Reiss, Chief Executive Officer

Date: May 15, 2003              By: /s/ Christopher Zigmont
                                    --------------------------
                                    Christopher Zigmont, Chief Financial Officer
                                    (principal financial and accounting officer)

CERTIFICATIONS

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


                                                    /s/ Richard Reiss
                                                    ----------------------------
                                                    Chief Executive Officer

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                                 /s/ Christopher A. Zigmont
                                                 -------------------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer