Form 10-K/A
period 2002-12-31
WIRE ONE TECHNOLOGIES INC
filed 2003-07-02
CIK 746210

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


         The number of shares of the Registrant's Common Stock outstanding as of June 18, 2003 was 29,399,117.


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


Wire One is a leading single source provider of video communications solutions that encompass the entire video communications value chain. We are a leading integrator for major video communications equipment manufacturers, including the number one market share leader, Polycom, Inc., as well as Tandberg, RADVision, Cisco Systems, Sony and others. We integrate equipment from these manufacturers into comprehensive video and network solutions and resell them to end users and resellers. Our current customer base includes over 3,000 companies with approximately 22,000 videoconferencing endpoints. We also operate our Glowpoint network service, which provides our customers with two-way video communications with high quality of service. With Glowpoint, which we believe to be the first subscriber network to provide such communications by utilizing an Internet network and broadband access dedicated solely to transporting video using the
H.323 Internet Protocol standard, we offer our customers a single point of contact for all their video communications requirements.


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

CUSTOMERS


We have sold our products and services to over 3,000 customers, which collectively have approximately 22,000 videoconferencing endpoints. These customers operate in each of the following market sectors: commercial, medical, educational and governmental. No single customer accounts for more than 5% of our revenues. We maintained a backlog of firm sales orders with related revenue totaling $1.1 million and $1.8 million at December 31, 2002 and 2001, respectively. We expect that the sales orders in the backlog at December 31, 2002 will be fulfilled within the current fiscal year. The size of the backlog varies depending on the nature of the equipment underlying the sales orders and whether or not the orders are received with enough time available to procure and ship the equipment prior to the end of the fiscal period.


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

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table presents historical trading information for Wire One's common stock for the two most recent fiscal years:



                                                                WIRE ONE
                                                              COMMON STOCK
                                                          ----------------------
                                                            HIGH         LOW
YEAR ENDING DECEMBER 31, 2001:
First Quarter........................................       $4.88       $2.00
Second Quarter.......................................        6.50        1.66
Third Quarter........................................        6.30        3.90
Fourth Quarter.......................................        9.95        5.17
YEAR ENDING DECEMBER 31, 2002:
First Quarter........................................        6.89        4.23
Second Quarter.......................................        4.75        1.74
Third Quarter........................................        1.94        0.76
Fourth Quarter.......................................        3.11        1.36
YEAR ENDING DECEMBER 31, 2003:
First Quarter........................................        2.74        1.69

On June 18, 2003, the last reported sale price of Wire One common stock was $2.54 per share as reported on the Nasdaq National Market, and 29,399,117 shares of Wire One common stock were held by approximately 191 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.


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


Equity Compensation Plan Information

         The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of June 18, 2003.


                                                                                             Number of securities
                                                                   Weighted-average         remaining available for
                                       Number of securities to     exercise price of      future issuance under equity
                                       be issued upon exercise        outstanding            compensation plans
                                       of outstanding options,     options, warrants,        (excluding securities
                                        warrants, and rights          and rights           reflecting in column (a))
                                       ------------------------    ------------------     ------------------------------
Plan Category
-------------
Equity compensation plans
approved by security holders.........        4,316,984                    $3.32                        978,850
Equity compensation plans not
approved by security holders........         1,707,907                    $2.74                              0
                                             ---------                                                 -------
Total...............................         6,024,891                    $3.16                        978,850
                                             =========                                                 =======



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


We adopted SFAS 142 on January 1, 2002. In accordance with the provisions of FAS 142, we identified two reporting units, Video Solutions and Network Solutions, for the purpose of assessing impairment of goodwill. These reporting units had been identified as operating segments in accordance with FAS 131. These two units are components of the company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. As of January 1, 2002, we completed our Step 1 analysis and determined there was no impairment of the existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances during the second and third quarters of 2002 caused us to reevaluate the goodwill for possible impairment. These events and circumstances included: 1) a significant reversal in demand for videoconferencing equipment due to weakness in the economy (as evidenced by substantial reductions in capital spending by corporations and other entities on information technology or telecommunications related items); 2) an over-supply of video conferencing equipment in sales channels as a result of distribution practices by the leading manufacturers of videoconferencing equipment; and 3) extremely competitive market conditions for us stemming from the highly fragmented nature of the videoconferencing reseller market and the desperate financial condition of many of our competitors. These events and circumstances had a considerable negative impact on our actual and forecasted revenues and gross margins. We used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. We employed the traditional cash flow approach to present value that included using five year cash flow projections for our two defined reporting units, Video Solutions and Network Solutions, to make our assessments of goodwill impairment. Because only five years of cash flow projections were prepared, cash flows subsequent to year five were estimated by calculating a terminal value of 10 times year five net cash flow for each of the reporting units. We used discount rates of 14% and 22% to discount projected Video Solutions and Network Solutions unit cash flows, respectively. We completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142. In 2003 and future years, we will perform our annual tests of goodwill impairment with an as of date of September 30.

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


We adopted SFAS 142 on January 1, 2002. In accordance with the provisions of FAS 142, we identified two reporting units, Video Solutions and Network Solutions, for the purpose of assessing impairment of goodwill. These reporting units had been identified as operating segments in accordance with FAS 131. These two units are components of the company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. As of January 1, 2002, we completed our Step 1 analysis and determined there was no impairment of the existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances during the second and third quarters of 2002 caused us to reevaluate the goodwill for possible impairment. These events and circumstances included: 1) a significant reversal in demand for videoconferencing equipment due to weakness in the economy (as evidenced by substantial reductions in capital spending by corporations and other entities on information technology or telecommunications related items); 2) an over-supply of video conferencing equipment in sales channels as a result of distribution practices by the leading manufacturers of videoconferencing equipment; and 3) extremely competitive market conditions for us stemming from the highly fragmented nature of the videoconferencing reseller market and the desperate financial condition of many of our competitors. These events and circumstances had a considerable negative impact on our actual and forecasted revenues and gross margins. We used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. We employed the traditional cash flow approach to present value that included using five year cash flow projections for our two defined reporting units, Video Solutions and Network Solutions, to make our assessments of goodwill impairment. Because only five years of cash flow projections were prepared, cash flows subsequent to year five were estimated by calculating a terminal value of 10 times year five net cash flow for each of the reporting units. We used discount rates of 14% and 22% to discount projected Video Solutions and Network Solutions unit cash flows, respectively. We completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142. In 2003 and future years, we will perform our annual tests of goodwill impairment with an as of date of September 30.

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


We adopted SFAS 142 on January 1, 2002. In accordance with the provisions of FAS 142, we identified two reporting units, Video Solutions and Network Solutions, for the purpose of assessing impairment of goodwill. These reporting units had been identified as operating segments in accordance with FAS 131. These two units are components of the company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance. As of January 1, 2002, we completed our Step 1 analysis and determined there was no impairment of the existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances during the second and third quarters of 2002 caused us to reevaluate the goodwill for possible impairment. These events and circumstances included: 1) a significant reversal in demand for videoconferencing equipment due to weakness in the economy (as evidenced by substantial reductions in capital spending by corporations and other entities on information technology or telecommunications related items); 2) an over-supply of video conferencing equipment in sales channels as a result of distribution practices by the leading manufacturers of videoconferencing equipment; and 3) extremely competitive market conditions for us stemming from the highly fragmented nature of the videoconferencing reseller market and the desperate financial condition of many of our competitors. These events and circumstances had a considerable negative impact on our actual and forecasted revenues and gross margins. We used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. We employed the traditional cash flow approach to present value that included using five year cash flow projections for our two defined reporting units, Video Solutions and Network Solutions, to make our assessments of goodwill impairment. Because only five years of cash flow projections were prepared, cash flows subsequent to year five were estimated by calculating a terminal value of 10 times year five net cash flow for each of the reporting units. We used discount rates of 14% and 22% to discount projected Video Solutions and Network Solutions unit cash flows, respectively. We completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,862 of goodwill in accordance with SFAS 142. In 2003 and future years, we will perform our annual tests of goodwill impairment with an as of date of September 30.

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

Executive Vice President Business Affairs and General Counsel -- The Company entered into an agreement with Jonathan Birkhahn to serve as Executive Vice President Business Affairs and Legal Council having a three-year term commencing on November 30, 2000. Under the agreement, Mr. Birkhahn is entitled to annual base compensation of $235,000, $260,000 and $285,000 in years 1, 2 and 3, respectively, as well as to a discretionary bonus. The agreement provides for a grant of an option to purchase 250,000 shares under the 2000 Plan, vesting in four equal installments as follows: after six months, after one year, after two years and after three years. The agreement was amended on July 30, 2002, to reduce the annual base compensation to $247,000 for the remainder of year 2 and to $270,050 in year 3. Effective January 31, 2003, the agreement was terminated simultaneously with the commencement of a consulting agreement providing for Mr. Birkhahn's continued assistance in the administration of the Company's legal and business affairs for a fee of $11,500 per month through November 30, 2003. The stock options granted under the employment agreement will continue to vest provided that Mr. Birkhahn continues to serve the Company as a consultant or as a member of the Company's Board of Directors. Mr. Birkhahn terminated the consulting agreement effective March 18, 2003; however, he will continue to serve as a member of the Board of Directors.


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

Item 11.  Executive Compensation



                    EXECUTIVE COMPENSATION AND OTHER MATTERS

Executive Compensation

     The table below summarizes information concerning the compensation we paid during 2002 to our Chief Executive Officer and our four other most highly paid executive officers during that year (collectively, the "Named Executive Officers"), each of whom, other than Jonathan Birkhahn, is currently a Named Executive Officer of Wire One:

                                                                                    Long-term
                                                                                   Compensation
                                                       Annual Compensation            Awards
                                          --------------------------------------   -------------
                                                                                   Securities          All Other
                                                                                   Underlying        Compensation
 Name and principal position              Year       Salary($)       Bonus($)        Options             ($)
 ---------------------------              ----       ---------       ---------     -----------       --------------

 Richard Reiss,
     Chief Executive Officer and
     Chairman of the Board............    2002       $ 379,250     $   75,000 (1)         --             $5,764 (3)
                                          2001       $ 345,000     $  135,000      1,537,500 (2)         $5,764 (3)
                                          2000       $ 275,000     $  135,000             --                --

 Leo Flotron, President, Chief
     Operating Officer and Director...    2002       $ 346,875     $       --        192,500 (4)
                                          2001       $ 325,000     $  193,935 (5)    240,000                --
                                          2000       $ 157,917     $  157,237 (6)         --                --

 Jonathan Birkhahn, Executive Vice
     President Business Affairs,
     General Counsel, Secretary and
     Director.........................    2002       $ 246,164     $      --          51,500                --
                                          2001       $ 238,125     $      --             --
                                          2000       $  20,236     $      --         250,000                --

 Christopher Zigmont, Chief Financial
     Officer and Executive Vice
     President, Finance...............    2002       $ 188,654     $      --          50,500                --
                                          2001       $ 175,000     $      --         190,000                --
                                          2000       $  80,000     $   35,000        100,000                --

 Michael Brandofino, Chief Technology
     Officer and Executive Vice
     President........................    2002       $ 183,938     $      --          64,875                --
                                          2001       $ 165,000     $   25,000 (7)    100,000                --
                                          2000       $  37,692     $    6,250             --                --


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

                                     Percent
                                     of total
                                     options
                                     granted     Exercise
                                     to          or base
                       Number of     employees   price                             Potential Realizable Value at
                      underlying     in fiscal   (per                           Assumed Annual Rates of Stock Price
 Name               options granted  year 2002   share)   Expiration Date          Appreciation for Option Term
 ----               ---------------  ---------   -------  ---------------     ------------------------------------
                                                                               0%          5%            10%
                                                                            ----        ----          -----
 Richard Reiss              --          --          --      --               $   --       $  --          $  --
                            --          --          --      --               $   --       $  --          $  --

 Leo Flotron            50,000       4.1%        $4.40    February 25, 2012  $   --       $358,357       $ 570,623
                        18,750       1.6%        $1.13    July 22, 2012      $   --       $ 34,512       $  54,955
                       123,750(1)   10.2%        $0.53    December 19, 2003  $   --       $106,835       $ 170,117

 Jonathan Birkhahn      20,000       1.7%        $4.40    February 25, 2012  $   --       $143,343       $ 228,249
                         6,500       0.5%        $1.13    July 22, 2012      $   --       $ 11,964       $  19,051
                        25,000       2.1%        $1.80    October 9, 2012    $   --       $ 73,300       $ 116,718

 Christopher Zigmont    25,500       2.1%        $1.13    July 22, 2012      $   --       $ 46,937       $  74,739
                        25,000       2.1%        $1.80    October 9, 2012    $   --       $ 73,300       $ 116,718

 Michael  Brandofino    20,000       1.7%        $4.40    February 25, 2012  $   --       $143,343       $ 228,249
                        15,000       1.2%        $3.04    April 24, 2012     $   --       $ 74,278       $ 118,275
                        29,875       2.5%        $1.13    July 22, 2012      $   --       $ 54,989       $  87,562

-----------
(1) Consists of the extension of the term of a previously granted option to purchase 123,750 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters



           STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of Common Stock as of June 18, 2003 by each of the following:


     o each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the Common Stock;

     o    Wire One's directors and Named Executive Officers; and

     o    all directors and executive officers of Wire One as a group.


     As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of June 18, 2003 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days of June 18, 2003 are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on 29,399,117 shares of Common Stock outstanding as of June 18, 2003.



                                                               Number of Shares      Percentage of
Name and address of beneficial owners (1)                         Owned (2)       Outstanding Shares
---------------------------------------------                     ---------       ------------------
Executive Officers and Directors:
Richard Reiss...............................................   5,092,250 (3)             16.4%
Leo Flotron.................................................   1,243,500 (4)              4.1%
Dean Hiltzik................................................     168,950 (5)               *
James Kuster................................................     526,544 (6)              1.8%
Lewis Jaffe.................................................     182,500 (7)               *
Jonathan Birkhahn...........................................     219,166 (8)               *
Michael Sternberg...........................................      11,000 (9)               *
Michael Toporek.............................................      16,000 (10)              *
Christopher A. Zigmont......................................     260,500 (11)              *
Michael Brandofino..........................................     106,243 (12)              *

All directors and executive officers as a group (10 people).   7,826,653 (13)            26.6%

5% Owners:

Coghill Capital Management, L.L.C...........................   1,631,396 (14)             5.5%
   One North Wacker, Suite 4725
   Chicago, IL  60606

Sargon Capital International Fund Ltd. .....................   1,541,500                  5.2%
   c/o Sargon Capital, LLC
   6 Louis Drive
   Montville, NJ 07045



---------------
* Less than 1%
(1) Unless otherwise noted, the address of each of the persons listed is c/o Wire One Technologies, Inc., 225 Long Avenue, Hillside, NJ 07205.
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(3) Includes 1,559,643 shares subject to presently exercisable stock options and 82,500 shares held by a trust for the benefit of Mr. Reiss's children, of which he is the trustee.

 (4) Includes 847,500 shares subject to presently exercisable stock options.
 (5) Includes 78,200 shares subject to presently exercisable stock options.
 (6) Includes 23,500 shares subject to presently exercisable stock options. Mr. Kuster's shares also include 498,044 shares held by Crest Communications Partners, LP and Crest Entrepreneurs Fund LP. Mr. Kuster is a managing director of Crest Communications Holdings, LLC and disclaims beneficial ownership of Wire One shares held by Crest Communications Partners, LP and Crest Entrepreneurs Fund LP.
 (7) Includes 182,500 shares subject to presently exercisable stock options.
 (8) Includes 219,166 shares subject to presently exercisable stock options.
 (9) Includes 11,000 shares subject to presently exercisable stock options.
(10) Includes 16,000 shares subject to presently exercisable stock options.
(11) Includes 260,500 shares subject to presently exercisable stock options.
(12) Includes 103,208 shares subject to presently exercisable stock options.
(13) Includes 3,301,217 shares subject to presently exercisable stock options.
(14) Ownership information is based on the Schedule 13G filed by Coghill Capital Management, L.L.C. on February 10, 2003.
(15) Ownership information is based on the Schedule 13G filed by Sargon Capital International Fund Ltd. on May 19, 2003.

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

10.51 Amendment to Employment Agreement with Christopher Zigmont, dated as of January 1, 2003. (18)

10.52 Amendment to Employment Agreement with Michael Brandofino, dated as of January 1, 2003. (18)

10.53         Consulting Agreement with Jonathan Birkhahn, dated January 21,
              2003. (18)

10.54         Consulting Agreement with Kelly Harman, dated January 21, 2003.
              (18)

10.55 Third Amendment to Lease Agreement, dated as of June 1, 2000, between All Communications Corporation and Vitamin Realty Associates, L.L.C. (20)

10.56 Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Wire One Technologies, Inc. and Vitamin Realty Associates, L.L.C. (20)

10.57 Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Wire One Technologies, Inc. and Vitamin Realty Associates, L.L.C. (20)

10.58         Amendment No. 4 to the Credit Agreement with JPMorgan Chase Bank.
              (20)

10.59 Asset Purchase Agreement, dated March 7, 2003, between Wire One Technologies, Inc. and Signal Perfection Limited. (20)

10.60 Warrant to Purchase Common Stock issued to JPMorgan Chase on March 6, 2003. (20)

10.61 Amendment No. 1 to the Note and Warrant Purchase Agreement, dated as of May 14, 2003, between Wire One Technologies, Inc. and the Purchasers set forth therein. (21)

10.62 Amendment No. 1 to the Registration Rights Agreement, dated as of May 14, 2003, between Wire One Technologies, Inc. and the Pruchasers set forth therein. (21)

10.63 Asset Purchase Agreement, dated June 10, 2003, between Wire One Technologies, Inc. and Gores Technology Group, Inc. (19)

10.64 Amendment No. 2 to the Registration Rights Agreement, dated as of June 13, 2003, between Wire One Technologies, Inc. and the Purchasers set forth therein. (21)

21.1          Subsidiaries of Wire One Technologies, Inc. (2)

23.1          Consent of BDO Seidman, LLP. (21)

99.1          CEO Certification (21)

99.2          CFO Certification (21)

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

(14) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2002, and incorporated herein by reference.

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

(19) Filed as an exhibit to Wire One Technologies, Inc.'s Current Report on Form 8-K filed with the Securities Exchange Commission on June 11, 2003, and incorporated herein by reference.

(20) Previously filed.

(21) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WIRE ONE TECHNOLOGIES, INC.


Date: July 2, 2003                      By: /s/Richard Reiss
                                            -----------------------------
                                            Richard Reiss
                                            Chairman and Chief Executive Officer


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



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 2nd day of July 2003 in the capacities indicated.





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



Date: July 2, 2003


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


Date:  July 2, 2003


                                                  /s/ Christopher A. Zigmont
                                                  ------------------------------

                                                  Executive Vice President and
                                                  Chief Financial Officer