Form 10-K/A
period 2002-12-31
WIRE ONE TECHNOLOGIES INC
filed 2003-07-11
CIK 746210

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


Equity Compensation Plan Information

         The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2002. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors, consultants and one employee. Specifically, we issued most of these options to Richard Reiss, our chairman and chief executive officer, and Leo Flotron, our president and chief operating officer, in connection with their employment agreements. We issued the remainder of these options to two consultants, two directors and a former employee as compensation for services.

                                                                                             Number of securities
                                                                   Weighted-average         remaining available for
                                       Number of securities to     exercise price of      future issuance under equity
                                       be issued upon exercise        outstanding            compensation plans
                                       of outstanding options,     options, warrants,        (excluding securities
                                        warrants, and rights          and rights           reflecting in column (a))
                                       ------------------------    ------------------     ------------------------------
Plan Category
-------------
Equity compensation plans
approved by security holders.........        5,072,044                    $3.24                        519,190
Equity compensation plans not
approved by security holders........         1,937,377                    $2.64                              0
                                             ---------                                                 -------
Total...............................         7,009,421                    $3.08                        519,190
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

     NET INCOME (LOSS). We reported a net loss attributable to common stockholders for the 2002 period of $(58.6) million, or $(2.03) per diluted share, as compared to net loss attributable to common stockholders of $(19.0) million, or $(0.91) per diluted share for the 2001 period. The following table provides a reconciliation of net loss attributable to common stockholders to EBITDA from continuing operations. This reconciliation is presented because EBITDA from continuing operations is the single covenant related to our financial performance contained in our credit agreement with JP Morgan Chase Bank. Although disclosure of the EBITDA calculation is not required by the credit agreement, we included this disclosure because it provides investors with the information required to evaluate covenant compliance. In addition, we believe that EBITDA from continuing operations is also meaningful to investors from a valuation perspective as the key measure that quantifies our cash-based income (loss) from continuing operations.

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

                                        WIRE ONE TECHNOLOGIES, INC.



Date: July 11, 2003                      By: /s/Richard Reiss
                                            -----------------------------
                                            Richard Reiss
                                            Chairman and Chief Executive Officer



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




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 11th day of July 2003 in the capacities indicated.






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




Date: July 11, 2003



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



Date:  July 11, 2003



                                                  /s/ Christopher A. Zigmont
                                                  ------------------------------

                                                  Executive Vice President and
                                                  Chief Financial Officer