Form 10-Q
period 2003-06-30
WIRE ONE TECHNOLOGIES INC
filed 2003-08-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Yes |_|      No |X|

      The number of shares outstanding of the registrant's Common Stock as of August 12, 2003 was 29,583,081.

                           WIRE ONE TECHNOLOGIES, INC

                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements*..............................................................1
             Consolidated Balance Sheets
                     June 30, 2003 and December 31, 2002................................................1
             Consolidated Statements of Operations
                     For the Six Months and Three Months Ended June 30, 2003 and 2002...................2
             Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 2003 and 2002....................................3
             Notes to Consolidated Financial Statements.................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................14
Item 4. Controls and Procedures........................................................................15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................15
Item 2. Changes in Securities and Use of Proceeds......................................................15
Item 3. Defaults Upon Senior Securities................................................................15
Item 4. Submission of Matters to a Vote of Security Holders............................................15
Item 5. Other Information..............................................................................15
Item 6. Exhibits and Reports on Form 8-K...............................................................15
Signatures.............................................................................................16
Certifications.........................................................................................17

* The Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           Wire One Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                 June 30, 2003       December 31, 2002
                                                                                 -------------       -----------------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents ......................................            $     907,188         $   2,762,215
     Accounts receivable-net ........................................                2,016,190             1,277,891
     Assets of discontinued AV operations ...........................                   72,535               807,067
     Assets of discontinued VS operations ...........................               34,072,174            41,314,701
     Other current assets ...........................................                1,636,461               727,262
                                                                                 -------------         -------------
         Total current assets .......................................               38,704,548            46,889,136
Furniture, equipment and leasehold improvements-net .................               12,627,010            11,512,415
Goodwill ............................................................                2,547,862             2,547,862
Other assets ........................................................                  488,797               552,251
                                                                                 -------------         -------------
         Total assets ...............................................            $  54,368,217         $  61,501,664
                                                                                 =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................            $   1,968,035         $   1,055,427
     Accrued expenses ...............................................                  625,253               681,369
     Liabilities of discontinued VS operations ......................               17,838,861            17,333,120
     Current portion of capital lease obligations ...................                  165,974                    --
                                                                                 -------------         -------------
         Total current liabilities ..................................               20,598,123            19,069,916

Bank loan payable ...................................................                4,519,741             5,845,516
                                                                                 -------------         -------------
               Total liabilities ....................................               25,117,864            24,915,432
                                                                                 -------------         -------------

Commitments and contingencies

Subordinated debentures .............................................                4,888,000             4,888,000
Discount on subordinated debentures .................................               (4,066,373)           (4,888,000)
                                                                                 -------------         -------------
     Subordinated debentures, net ...................................                  821,627                    --
                                                                                 -------------         -------------

Stockholders' Equity:
     Preferred stock, $.0001 par value;
         5,000,000 shares authorized, none issued ...................                       --                    --
     Common Stock, $.0001 par value; 100,000,000 authorized;
         29,551,097 and 28,931,660 shares outstanding,
         respectively ...............................................                    2,955                 2,893
     Treasury stock, 39,891 shares at cost ..........................                 (239,742)             (239,742)
     Additional paid-in capital .....................................              132,523,780           131,132,374
     Accumulated deficit ............................................             (103,858,267)          (94,309,293)
                                                                                 -------------         -------------
         Total stockholders' equity .................................               28,428,726            36,586,232
                                                                                 -------------         -------------
         Total liabilities and stockholders' equity .................            $  54,368,217         $  61,501,664
                                                                                 =============         =============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
Net revenues ...............................................     $  4,901,488      $  2,357,977      $  2,674,630      $  1,258,556
Cost of revenues ...........................................        4,898,606         2,175,847         2,604,320         1,206,306
                                                                 ------------      ------------      ------------      ------------
Gross margin ...............................................            2,882           182,130            70,310            52,250
                                                                 ------------      ------------      ------------      ------------

Operating expenses
     Selling ...............................................        2,941,463         2,183,805         1,654,784         1,157,238
     General and administrative ............................        2,632,012         2,367,718         1,397,348         1,215,844
     Restructuring .........................................               --           260,000                --           260,000
                                                                 ------------      ------------      ------------      ------------
Total operating expenses ...................................        5,573,475         4,811,523         3,052,132         2,633,082
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................       (5,570,593)       (4,629,393)       (2,981,822)       (2,580,832)
                                                                 ------------      ------------      ------------      ------------
Other (income) expense
     Amortization of deferred financing costs ..............           92,763            59,695            47,254            45,938
     Interest income .......................................           (5,800)          (58,132)             (611)          (38,802)
     Interest expense ......................................          786,983           105,786           413,933            79,547
     Amortization of discount on subordinated debentures ...          992,875                --           458,250                --
                                                                 ------------      ------------      ------------      ------------
Total other expenses, net ..................................        1,866,821           107,349           918,826            86,683
                                                                 ------------      ------------      ------------      ------------
Net loss from continuing operations ........................       (7,437,414)       (4,736,742)       (3,900,648)       (2,667,515)
Loss from discontinued AV operations .......................       (1,173,067)       (1,268,474)         (380,045)         (695,593)
Loss from discontinued VS operations .......................         (938,493)         (769,170)         (619,014)         (852,770)
Loss from discontinued Voice operations ....................               --          (101,339)               --          (101,339)
                                                                 ------------      ------------      ------------      ------------
Net loss attributable to common stockholders ...............     $ (9,548,974)     $ (6,875,725)     $ (4,899,707)     $ (4,317,217)
                                                                 ============      ============      ============      ============

Net loss from continuing operations per share:
     Basic and diluted .....................................     $      (0.26)     $      (0.17)     $      (0.14)     $      (0.10)
                                                                 ============      ============      ============      ============
Loss from discontinued AV operations per share:
     Basic and diluted .....................................     $      (0.04)     $      (0.04)     $      (0.01)     $      (0.02)
                                                                 ============      ============      ============      ============
Loss from discontinued VS operations per share:
     Basic and diluted .....................................     $      (0.03)     $      (0.03)     $      (0.02)     $      (0.03)
                                                                 ============      ============      ============      ============
Loss from discontinued Voice operations per share:
     Basic and diluted .....................................     $         --      $         --      $         --      $         --
                                                                 ============      ============      ============      ============
Net loss attributable to common stockholders per share:
     Basic and diluted .....................................     $      (0.33)     $      (0.24)     $      (0.17)     $      (0.15)
                                                                 ============      ============      ============      ============
Weighted average number of common shares:
     Basic and diluted .....................................       29,113,216        28,632,548        29,195,477        28,934,509
                                                                 ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           Wire One Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                               --------------------------------
                                                                                   2003                2002
                                                                               ------------        ------------
Cash flows from Operating Activities
   Net loss ..........................................................         $ (9,548,974)       $ (6,875,725)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
     Depreciation and amortization ...................................            3,016,236           2,513,055
     Amortization of deferred financing costs ........................               92,763              59,695
     Amortization of discount on subordinated debentures .............              992,875                  --
     Non-cash compensation ...........................................              673,536             160,690
     Increase (decrease) in cash attributable to changes in
         assets and liabilities, net of effects of acquisitions:
              Accounts receivable ....................................             (738,300)          1,357,727
              Inventory ..............................................                   --          (1,393,635)
              Assets of discontinued AV operations ...................              734,532                  --
              Assets of discontinued VS operations ...................            6,369,170                  --
              Other current assets ...................................           (1,770,059)         (4,883,513)
              Other assets ...........................................              (10,196)           (484,832)
              Accounts payable .......................................              581,906           2,004,417
              Accrued expenses .......................................              (56,117)            872,434
              Liabilities of discontinued VS operations ..............              505,741                  --
              Deferred revenue .......................................                   --          (1,641,890)
              Other current liabilities ..............................              (66,127)         (1,465,049)
                                                                               ------------        ------------
                 Net cash provided by (used in) operating
                   activities ........................................              776,986          (9,776,626)
                                                                               ------------        ------------
Cash flows from Investing Activities
     Purchases of furniture, equipment and leasehold
         improvements ................................................           (1,409,578)         (2,998,969)
                                                                               ------------        ------------
            Net cash used in investing activities ....................           (1,409,578)         (2,998,969)
                                                                               ------------        ------------
Cash flows from Financing Activities
     Proceeds from common stock offering .............................                   --          20,257,962
     Costs of issuance of subordinated debentures ....................             (171,248)                 --
     Exercise of warrants and options, net ...........................              293,700             371,494
     Proceeds from bank loans ........................................           51,820,394          11,498,264
     Payments on bank loans ..........................................          (53,146,169)        (13,646,992)
     Deferred financing costs ........................................              (19,112)                 --
     Payments on capital lease obligations ...........................                   --             (32,053)
                                                                               ------------        ------------
            Net cash provided by (used in) financing activities ......           (1,222,435)         18,448,675
                                                                               ------------        ------------
Increase (decrease) in cash and cash equivalents .....................           (1,855,027)          5,673,080
Cash and cash equivalents at beginning of period .....................            2,762,215           1,689,451
                                                                               ------------        ------------
Cash and cash equivalents at end of period ...........................         $    907,188        $  7,362,531
                                                                               ============        ============
Supplement disclosures of cash flow information:
Cash paid during the period for:
     Interest ........................................................         $    225,059        $    105,786
                                                                               ============        ============
     Taxes ...........................................................         $         --        $         --
                                                                               ============        ============

Non-cash financing and investing activities:

Equipment with costs totaling $232,100 was acquired under capital lease arrangements during the six months ended June 30, 2003.

          See accompanying notes to consolidated financial statements.

                           WIRE ONE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 1 -- The Business

Wire One Technologies, Inc. operates Glowpoint(SM), the first IP-based subscriber network service dedicated to video communications. Launched in late 2000, Glowpoint carries video calls within the United States and to Europe and South America on a network provisioned through carrier-class backbone and last mile access partners over a variety of solutions including DSL, T1, ATM and Optical Ethernet. Glowpoint currently serves over 280 customers, has 1,720 endpoints installed or under contract and carries an average of 7,000 calls per month. The network service offers guaranteed up-time, real-time billing and usage information, gateway services to legacy ISDN-based sites, multi-point bridging, live operator assistance, encryption, scheduling features and international least-cost routing, among other value-added features. The Company, headquartered in Hillside, New Jersey, operates a state-of the-art network operations center in Hillside where research and development, software, network engineering, product development, product management and customer service functions are located. The Company also maintains an operations center in Camarillo, California where help desk facilities are located and multi-point bridging, live-operator assistance and other customer service functions are performed.

On June 10, 2003, Wire One signed a definitive agreement to sell substantially all of the assets of its video solutions ("VS") segment to Gores Technology Group ("Gores"), a privately held international acquisition and management firm, in order to focus solely on growing its Glowpoint network service. The sale of Wire One's VS segment is subject to a number of contingencies, including stockholder approval and other customary closing conditions (see Note 6). The VS segment includes the Company's videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consists of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statement of operations. See Note 6 for further information.

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation.

Note 3 -- Effect of Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The provisions of FIN 45, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance many occur at different points in time or over different periods of time. The Company generally enters into arrangements for multiple deliverables that occur at different points in time when it is engaged to provide installation services. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not completed the evaluation of the impact of EITF Issue No. 00-21.

Note 4 -- Stock-Based Compensation

At June 30, 2003, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                        Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,
                                                   ---------------------------      ----------------------------
                                                       2003            2002             2003            2002
                                                   -----------     -----------      -----------      -----------
Net loss as reported .....................         $ (9,548,974)   $(6,875,725)     $(4,899,707)     $(4,317,217)
Add: stock-based compensation
     expense included in reported
     loss, net of tax ....................              111,595        160,690           55,262           54,986
Deduct: total stock-based
     employee compensation
     expense determined under the
     fair value based method for
     all awards, net of tax ..............           (1,854,682)    (2,257,922)        (665,587)        (976,110)
                                                   ------------    -----------      -----------      -----------
Pro forma net loss .......................         $(11,292,061)   $(8,972,957)     $(5,510,032)     $(5,238,341)
                                                   ============    ===========      ===========      ===========
Loss per share:
Basic and diluted - as reported ..........         $     (0.33)    $     (0.24)     $     (0.17)     $     (0.15)
Basic and diluted - pro forma ............         $     (0.39)    $     (0.31)     $     (0.19)     $     (0.18)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                        Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,
                                                   ---------------------------      ----------------------------
                                                       2003            2002             2003            2002
                                                   -----------     -----------      -----------      -----------
Risk free interest rate....................            3.69%          4.02%            3.61%             3.76%
Expected lives.............................          5 years        4 years          5 years           4 years
Expected volatility........................          102.04%         90.01%           57.76%            88.46%

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

                                                                       Six Months Ended                     Three Months Ended
                                                                            June 30,                              June 30,
                                                                 -----------------------------         -----------------------------
                                                                    2003               2002               2003               2002
                                                                 ----------         ----------         ----------         ----------
Weighted average shares outstanding ....................         29,113,216         28,632,548         29,195,477         28,934,509
Effect of dilutive options and warrants ................                 --                 --                 --                 --
Weighted average shares outstanding
                                                                 ----------         ----------         ----------         ----------
including dilutive effect of securities ................         29,113,216         28,632,548         29,195,477         28,934,509
                                                                 ==========         ==========         ==========         ==========

Weighted average options and warrants to purchase 12,010,926 and 11,832,214 shares of common stock and subordinated debentures convertible into 2,036,677 common shares were outstanding during the six and three months ended June 30, 2003. Weighted average options and warrants to purchase 10,619,267 and 10,587,974 shares of common stock were outstanding during the six and three months ended June 30, 2002. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 6 -- Discontinued Operations

In March 2003, the Company completed the sale of certain assets and liabilities of its Audio-Visual ("AV") division to Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV division was aimed at enabling the Company to focus more of its resources to the development and marketing of its subscriber-based IP network, Glowpoint, and to its VS segment. As a consequence, this division, previously part of the VS segment, has been classified as a discontinued operation in the accompanying financial statements, with its assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Assets of discontinued AV operations consist of the following:

                                                                          June 30, 2003    December 31, 2002
                                                                          -------------    -----------------
Inventory..........................................................        $     72,535       $    300,000
Earnings in excess of billings.....................................                  --            507,067
                                                                           ------------       ------------
         Total.....................................................        $     72,535       $    807,067
                                                                           ============       ============

Revenues and pretax loss from discontinued AV operations are as follows:

                                       Six Months Ended June 30,        Three Months Ended June 30,
                                     ----------------------------      ----------------------------
                                         2003             2002             2003              2002
                                     -----------      -----------      -----------      -----------
Revenues ............                $ 3,873,822      $ 9,093,235      $ 1,631,897      $ 3,281,284
Pretax loss .........                $(1,173,067)     $(1,268,474)     $  (380,045)     $  (695,593)

On June 10, 2003, Wire One signed an asset purchase agreement with Gores. Pursuant to the asset purchase agreement, the Company agreed to sell to Gores all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to its VS segment. Gores will pay Wire One approximately $20 million in cash upon closing, which may be adjusted downward if any purchase price adjustments are required, and an unsecured promissory note in the principal amount of $1 million maturing on December 31, 2004 and bearing interest at a rate of 5% per annum. Gores will hold back $2 million to cover potential purchase price adjustments payable by Wire One arising under the asset purchase agreement.

Gores will also pay Wire One on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay Wire One $2 million less amounts previously paid.

As partial consideration for the purchase of assets, Gores will assume certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) Wire One's accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

The sale of Wire One's VS segment is subject to a number of contingencies, including stockholder approval and other customary closing conditions. A stockholder vote is expected to take place at the Company's 2003 Annual Meeting of Stockholders scheduled for Thursday, August 21, 2003. It is expected that, if approved, the closing of the sale will take place promptly after stockholder approval and all other closing conditions are satisfied, unless the parties agree upon another time. It is the intent of the parties to complete the sale of the VS segment as soon as practicable following approval by Wire One stockholders.

The VS segment includes the Company's videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consists of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statement of operations.

Assets of discontinued VS operations consist of the following:

                                             June 30, 2003     December 31, 2002
                                             -------------     -----------------

Accounts receivable ................           $21,703,567         $24,163,666
Inventory ..........................             6,274,464           8,122,996
Other current assets ...............             3,892,199           6,149,214
Fixed assets .......................             2,007,390           2,684,264
Other assets .......................               194,554             194,561
                                               -----------         -----------
         Total .....................           $34,072,174         $41,314,701
                                               ===========         ===========

Liabilities of discontinued VS operations consist of the following:

                                              June 30, 2003    December 31, 2002
                                              -------------    -----------------

Accounts payable ...................           $ 8,926,350         $ 7,994,535
Accrued expenses ...................             1,406,300           1,441,444
Deferred revenue ...................             7,506,211           7,871,267

Other liabilities ..................                    --              25,874
                                               -----------         -----------
         Total .....................           $17,838,861         $17,333,120
                                               ===========         ===========

Revenues and pretax loss from discontinued VS operations are as follows:

                             Six Months Ended June 30,         Three Months Ended June 30,
                          ------------------------------      ------------------------------
                              2003              2003              2003              2002
                          ------------      ------------      ------------      ------------
Revenues .............    $ 40,253,589      $ 41,565,209      $ 21,977,752      $ 23,472,446
Pretax loss ..........    $   (938,493)     $   (769,170)     $   (619,014)     $   (852,770)

Note 7 -- Bank Loan Payable

In May 2002, the Company entered into a $25 million working capital credit facility with JPMorgan Chase Bank. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2% per annum. The credit facility contains certain financial and operational covenants. In March 2003, the Company concluded an amendment to the credit facility which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. For the period from April 1, 2003 through June 30, 2003, the Company was in compliance with the covenants of its credit agreement. At June 30, 2003, $4.5 million was outstanding under the facility and the interest rate was 5.50%. Proceeds from the sale of the VS segment will be used to pay down the outstanding balance under the facility to zero. The credit facility will remain in place subsequent to the closing of the VS sale transaction. The loan has been classified as non-current in the accompanying consolidated balance sheet because the facility matures on May 31, 2005.

Note 8 -- Business Segments

The Company followed SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments, for the period beginning January 1, 2002 and thereafter. Operating segments were defined as components of the Company about which separate financial information was evaluated regularly by the chief operating decision maker in deciding how to allocate resources and to assess financial performance.

Prior to 2002, the Company was engaged in one business, providing customers with a single source for video products and services. During fiscal 2002, the Company's direct investment in the Glowpoint network had increased and the financial results of the Video Network segment became more material to the Company so that the Company determined that it was in two reportable segments for fiscal 2002 and, accordingly reported two operating segments, Video Solutions and Video Network.

Pursuant to the Company's June 10, 2003 signing of the asset purchase agreement with Gores to sell the VS segment which resulted in the segment's results being reported as a discontinued operation, the Company is now engaged in one business, operating its IP-based subscriber network, Glowpoint.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of new products and services; rapid technological change affecting products and services sold by the Company; the impact of competitive products, services, and pricing, as well as competition from other service providers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Overview

Wire One operates Glowpoint(SM), the first IP-based subscriber network dedicated to video communications. Launched in late 2000, Glowpoint carries video calls within the United States and to Europe and South America on a network provisioned through carrier-class backbone and last mile access partners over a variety of solutions including DSL, T1, ATM and Optical Ethernet. A recipient of Network World magazine's top rated World Class Award for "Quality of Service-guaranteed IP videoconferencing service", Glowpoint presently serves over 280 customers, has over 1,720 endpoints installed or under contract, and carries an average of over 7,000 calls per month. The network service offers guaranteed up-time, real-time billing and usage information, gateway services to legacy ISDN-based sites, multi-point bridging, live operator assistance, encryption, scheduling features and international least-cost routing, among other value-added features. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services we offer are recognized through a monthly billing process after services have been rendered.

In March 2003, we completed the sale of certain assets and liabilities of our AV division to SPL for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of our AV division was aimed at enabling us to focus more of our resources on the development and marketing of our Glowpoint network, and to our VS business. As a result, this division, previously a component of the VS segment, is classified as a discontinued operation in the accompanying financial statements, with its assets summarized in a single line item on our consolidated balance sheets and its results from operations summarized in a single line item on our consolidated statements of operations. See footnote 6 to the consolidated financial statements for further information.

In June 2003, we signed an asset purchase agreement to sell all of the properties, rights, interests and other tangible and intangible assets relating to our VS business to Gores. The asset purchase agreement calls for Gores to pay us approximately $23 million to $25 million consisting of $20 million in cash upon closing, which may be adjusted downward if any purchase price adjustments are required, and an unsecured promissory note in the principal amount of $1 million maturing on December 31, 2004 and bearing interest at a rate of 5% per annum. Gores will hold back $2 million to cover potential purchase price adjustments payable by us arising under the asset purchase agreement. The sale of the VS business, which is expected to close in late August, is aimed at enabling us to further focus our resources on the development and marketing of Glowpoint, our subscriber-based IP network. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations. See footnote 6 to the consolidated financial statements for further information.

                           Wire One Technologies, Inc.
                              Results of Operations
                                   (Unaudited)

                                                         Six Months Ended June 30,          Three Months Ended June 30,
                                                         -------------------------          ---------------------------
                                                          2003               2002             2003               2002
                                                         ------             ------          -------             -------
Net revenues ..................................           100.0%            100.0%            100.0%            100.0%
Cost of revenues ..............................            99.9              92.3              97.4              95.9
                                                         ------            ------            ------            ------
Gross margin ..................................             0.1               7.7               2.6               4.1
                                                         ------            ------            ------            ------
Operating expenses
     Selling ..................................            60.0              92.6              61.9              91.9
     General and administrative ...............            53.7             100.4              52.2              96.6
     Restructuring ............................              --              11.0                --              20.7
                                                         ------            ------            ------            ------
Total operating expenses ......................           113.7             204.0             114.1             209.2
                                                         ------            ------            ------            ------
Loss from continuing operations ...............          (113.6)           (196.3)           (111.5)           (205.1)
                                                         ------            ------            ------            ------
Other (income) expense
     Amortization of deferred financing
         costs ................................             1.9               2.6               1.8               3.7
     Interest income ..........................            (0.1)             (2.5)               --              (3.1)
     Interest expense .........................            16.1               4.5              15.5               6.3
     Amortization of discount on
         subordinated debentures ..............            20.3                --              17.1               0.0
                                                         ------            ------            ------            ------
Total other expenses, net .....................            38.2               4.6              34.4               6.9
                                                         ------            ------            ------            ------
Net loss from continuing operations ...........          (151.8)           (200.9)           (145.9)           (212.0)
Loss from discontinued AV operations ..........           (23.9)            (53.8)            (14.2)            (55.3)
Loss from discontinued VSB operations .........           (19.1)            (32.6)            (23.1)            (67.7)
Loss from discontinued Voice operations .......              --              (4.3)               --              (8.0)
                                                         ------            ------            ------            ------
Net loss attributable to common
     stockholders .............................          (194.8)%          (291.6)%          (183.2)%          (343.0)%
                                                         ======            ======            ======            ======

Six Months Ended June 30, 2003 ("2003 period") Compared to Six Months Ended June 30, 2002 ("2002 period") and Three Months Ended June 30, 2003 ("June 2003 quarter") Compared to Three Months Ended June 30, 2002 ("June 2002 quarter").

NET REVENUES. Net revenues from continuing operations increased $2.5 million, or 108%, in the 2003 period to $4.9 million from $2.4 million for the 2002 period. $2.8 million in revenue growth related to Glowpoint network services was offset by a $300,000 decline in revenues from the H.320 bridging service. The growth in network services revenue was the result of having, on average, 684 more video endpoints receiving invoices in the 2003 period than in the 2002 period and those endpoints each producing an average of $655 per month in revenue. Net revenues of $2.7 million for the June 2003 quarter represent an increase of $1.4 million, or 113%, over the $1.3 million in revenues reported for the June 2002 quarter. $1.6 million in revenue growth related to Glowpoint network services was offset by a $200,000 decline in revenues from the H.320 bridging service. The growth in network services revenue was the result of having, on average, 794 more video endpoints receiving invoices in the June 2003 quarter than in the June 2002 quarter and those endpoints each producing an average of $661 per month in revenue.

GROSS MARGINS. Gross margins decreased approximately $200,000 in the 2003 period from the 2002 period to $3,000. Gross margins decreased in the 2003 period to 0.1% of net revenues, as compared to 7.7% of net revenues in the 2002 period. Gross margins were $70,000 in the June 2003 quarter, an increase of $20,000 over the $50,000 in the June 2002 quarter. The primary cause of the overall decline in gross margins in the 2003 period was the increased fixed costs incurred in the 2003 period to continue the build-out of the network and to re-configure portions of the network that were prompted by changes occurring in the operations of our backbone providers. At the end of the 2003 period, there were 1,252 video endpoints on the network. Gross margins related to video network revenues improved in the June 2003 quarter, a trend we anticipate to continue as video endpoints are installed that will utilize existing capacity of the network while minimal further fixed costs related to the operation of the network will be incurred.

SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $700,000 in the 2003 period to $2.9 million, or 60.0% of net revenues, from $2.2 million, or 92.6% of net revenues, for the 2002 period. Selling expenses increased $500,000 to $1.7 million in the June 2003 quarter from $1.2 million for the June 2002 quarter, but were down as a percentage of revenue from 91.9% in the June 2002 quarter to 61.9% in the June 2003 quarter. The primary cause for these increases was the $300,000 of marketing expenses incurred in the June 2003 quarter related to the NBA draft event, an increase in commissions and bonuses of $100,000 and a $200,000 increase in research and development costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $300,000 in the 2003 period to $2.6 million from $2.3 million for the 2002 period. General and administrative expenses as a percentage of net revenues for the 2003 period declined from 100.4% in the 2002 period to 53.7% in the 2003 period. General and administrative expenses increased $200,000 to $1.4 million in the June 2003 quarter from $1.2 million in the June 2002 quarter, but were down as a percentage of revenue from 96.6% in the June 2002 quarter to 52.2% in the June 2003 quarter. The primary cause for these increases was the $200,000 of professional fees incurred related to divestitures and other corporate activities. General and administrative expenses are expected to continue to decline as a percentage of revenue as the fixed costs in this category are spread over a larger revenue base.

RESTRUCTURING. A restructuring charge of $260,000 was recorded in the June 2002 quarter. This restructuring charge was related to severance and other personnel-related costs and was taken to position us the realize $2.0 million in annual operating expense savings

OTHER (INCOME) EXPENSES. Other expenses increased $1.8 million to $1.9 million in the 2003 period from $100,000 in the 2002 period. The increase was primarily due to the recognition of $1.0 million in amortization of discount on the subordinated debentures issued in December 2002. The other major component of this category, interest expense, increased $700,000 to $800,000. This increase was primarily due to higher interest expense on our line of credit facility of $100,000; the Black-Scholes value assigned to the 100,000 warrants granted to JPMorgan Chase Bank in the period of $200,000; and interest accrued on the subordinated debentures of $300,000.

DISCONTINUED OPERATIONS. In the 2003 period, we treated our AV division as a discontinued operation because: 1) the operations and cash flows of this division have been eliminated from our ongoing operations as a result of a disposal transaction; and 2) we do not have any significant continuing involvement in the operation of the division. We incurred a loss from discontinued AV operations in the 2003 period of $1.2 million which was $100,000 less than the $1.3 million incurred in the 2002 period. As a result of the signing of the definitive agreement to sell the VS segment, this segment is also being treated as a discontinued operation. This disposal, which is expected to occur in August 2003, will result in our having no significant continuing involvement in the operation of this segment after the disposal transaction. Loss from discontinued VS operations increased $100,000 in the 2003 period to $900,000 from the $800,000 loss incurred in the 2002 period.

NET LOSS. Net loss attributable to common stockholders increased to $(9.5) million, or $(.33) per diluted share, from $(6.9) million, or $(.24) per diluted share, for the 2002 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations it serves as a more accurate gauge of our current operating results. In addition, our primary covenant with our asset-based lender is based on EBITDA results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                                  Six Months Ended June 30,            Three Months Ended June 30,
                                                               ------------------------------        ------------------------------
                                                                   2003               2002               2003                2002
                                                               -----------        -----------        -----------        -----------
Net loss attributable to common stockholders ...........       $(9,548,974)       $(6,875,725)       $(4,899,707)       $(4,317,217)
     Depreciation and amortization .....................         3,016,236          1,641,383          1,641,950            889,859
     Amortization of deferred financing costs ..........            92,763             59,695             47,254             45,938
     Amortization of discount on
         subordinated debentures .......................           992,875                 --            458,250                 --
     Non cash compensation .............................           673,536            160,690            429,993             54,986
     Loss from discontinued AV operations ..............         1,173,067          1,268,474            380,045            695,593
     Loss from discontinued VS operations ..............           938,493            769,170            619,014            852,770
     Loss from discontinued Voice
         operations ....................................                --            101,339                 --            101,339
     Interest expense, net .............................           219,242             47,654             38,591             40,745
                                                               -----------        -----------        -----------        -----------
EBITDA from continuing operations ......................       $(2,442,762)       $(2,827,320)       $(1,284,610)       $(1,635,987)
                                                               ===========        ===========        ===========        ===========

Liquidity and Capital Resources

At June 30, 2003, we had working capital of $18.1 million compared to $27.8 million at December 31, 2002, a decrease of approximately 35%. We had $900,000 in cash and cash equivalents at June 30, 2003 compared to $2.8 million at December 31, 2002. The $9.7 million decrease in working capital resulted primarily from the net pay down of $1.3 million of bank loans, the funding of the $4.8 million cash loss from operations in the 2003 period and the purchase of $1.4 million of furniture, equipment and leasehold improvements.

Net cash provided by operating activities for the 2003 period was $800,000 as compared to net cash used in operations of $9.8 million during the 2002 period. The primary source of operating cash in 2003 was the decrease in net assets of discontinued operations of $7.6 million. We used this cash to fund the $4.8 million cash loss from operations and the $1.8 million increase in other current assets.

Investing activities for the 2003 period included purchases of $1.4 million for network, computer and demonstration equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2003. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures for Glowpoint or the video solutions segment in 2003.

Financing activities in the 2003 period included net pay-downs under our revolving credit line totaling $1.3 million.

We currently have a $15.0 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender's base rate plus 1 1/2% per annum. At June 30, 2003, there was $4.5 million outstanding under this facility. Proceeds from the sale of the VS segment will be used to pay down the outstanding balance under the facility to zero. The credit facility will remain in place subsequent to the closing of the VS sale transaction. Our credit facility contains certain financial and operational covenants. To date in 2003, we were in compliance with these covenants.

Management believes, based on current circumstances, we have adequate capital resources to support current operating levels for at least the next twelve months.

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

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 was adopted in 2002 and we will review goodwill and other intangible assets on an annual basis going forward with an as of date of September 30.

Any future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.

Recent Pronouncements of the Financial Accounting Standards Board

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The provisions of FIN 45, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. We generally enter into arrangements for multiple deliverables that occur at different points in time when we are engaged to provide installation services. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. To date, we have not completed the evaluation of the impact of this EITF.

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

We maintain borrowings under a $15 million working capital credit facility with an asset based lender that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value because they bear interest at a floating rate based on the "prime" rate. There are no other material qualitative or quantitative market risks particular to our business or operations.

ITEM 4. CONTROLS AND PROCEDURES

As of end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

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

      None.

      ITEM 5. OTHER INFORMATION

      None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

(b)   Reports on Form 8-K

      (i) Form 8-K dated August 6, 2003 furnishing the Company's preliminary results for the six and three months ended June 30, 2003.

      (ii) Form 8-K dated July 23, 2003 furnishing the Company's preliminary results for its second quarter ended June 30, 2003.

      (iii) Form 8-K dated June 10, 2003 announcing that the Company entered into an agreement to sell substantially all of the assets of its Video Solutions segment to Gores Technology Group.

      (iv) Form 8-K dated May 1, 2003 furnishing the Company's preliminary results for its first quarter ended March 31, 2003.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WIRE ONE TECHNOLOGIES, INC.
                                         Registrant


Date: August 14, 2003           By: /s/ Richard Reiss
                                    --------------------------------------------
                                    Richard Reiss, Chief Executive Officer
                                    (principal executive officer)


Date: August 14, 2003           By: /s/ Christopher Zigmont
                                    --------------------------------------------
                                    Christopher Zigmont, Chief Financial Officer
                                    (principal financial and accounting officer)