Form 10-Q
period 2003-09-30
GLOWPOINT INC
filed 2003-11-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25940

                                 GLOWPOINT, INC.
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

Yes |_| No |X|

      The number of shares outstanding of the registrant's Common Stock as of November 10, 2003 was 29,844,260.

                                 GLOWPOINT, INC.

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements* .......................................................    1
                 Consolidated Balance Sheets September 30, 2003 and December 31, 2002 .................    1
                 Consolidated Statements of Operations For the Nine Months and Three Months Ended
                    September 30, 2003 and 2002 .......................................................    2
                 Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003
                    and 2002 ..........................................................................    3
                 Notes to Consolidated Financial Statements ...........................................    4
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations ....    9
Item 3.      Quantitative and Qualitative Disclosures and Market Risk .................................   15
Item 4.      Controls and Procedures ..................................................................   15

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings ........................................................................   15
Item 2.      Changes in Securities and Use of Proceeds ................................................   15
Item 3.      Defaults Upon Senior Securities ..........................................................   15
Item 4.      Submission of Matters to a Vote of Security Holders ......................................   16
Item 5.      Other Information ........................................................................   17
Item 6.      Exhibits and Reports on Form 8-K .........................................................   17
Signatures   ..........................................................................................   18
Certifications ........................................................................................   38

* The Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date.

      All other financial statements are unaudited.

                                 Glowpoint, Inc.
                           Consolidated Balance Sheets

                                                                              September 30, 2003    December 31, 2002
                                                                              ------------------    -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................        $   8,283,187         $   2,762,215
     Accounts receivable-net ...........................................            2,076,139             1,277,891
     Assets of discontinued AV operations ..............................               72,535               807,067
     Assets of discontinued VS operations ..............................                   --            41,314,701
     Other current assets ..............................................            2,420,893               727,262
                                                                                -------------         -------------
         Total current assets ..........................................           12,852,754            46,889,136
Furniture, equipment and leasehold improvements-net ....................           11,794,128            11,512,415
Goodwill ...............................................................            2,547,862             2,547,862
Other assets ...........................................................              454,722               552,251
                                                                                -------------         -------------
         Total assets ..................................................        $  27,649,466         $  61,501,664
                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................        $   1,560,250         $   1,055,427
     Accrued expenses ..................................................            1,654,199               681,369
     Liabilities of discontinued VS operations .........................                   --            17,333,120
     Current portion of capital lease obligations ......................              130,161                    --
                                                                                -------------         -------------
         Total current liabilities .....................................            3,344,610            19,069,916
Noncurrent liabilities:
     Bank loan payable .................................................                   --             5,845,516
     Capital lease obligations, less current portion ...................               72,041                    --
                                                                                -------------         -------------
         Total noncurrent liabilities ..................................               72,041             5,845,516
                                                                                -------------         -------------
         Total liabilities .............................................            3,416,651            24,915,432
                                                                                -------------         -------------

Commitments and contingencies

Subordinated debentures ................................................            4,888,000             4,888,000
Discount on subordinated debentures ....................................           (3,647,142)           (4,888,000)
                                                                                -------------         -------------
     Subordinated debentures, net ......................................            1,240,858                    --
                                                                                -------------         -------------

Stockholders' Equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         none issued ...................................................                   --                    --
     Common Stock, $.0001 par value; 100,000,000 authorized;
         29,729,820 and 28,931,660 shares outstanding, respectively ....                2,973                 2,893
     Treasury stock, 39,891 shares at cost .............................             (239,742)             (239,742)
     Additional paid-in capital ........................................          132,765,482           131,132,374
     Accumulated deficit ...............................................         (109,536,756)          (94,309,293)
                                                                                -------------         -------------
         Total stockholders' equity ....................................           22,991,957            36,586,232
                                                                                -------------         -------------
         Total liabilities and stockholders' equity ....................        $  27,649,466         $  61,501,664
                                                                                =============         =============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Nine Months Ended September 30,   Three Months Ended September 30,
                                                   -------------------------------   --------------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Net revenues ...................................    $  7,482,963     $  3,883,471     $  2,581,476     $  1,525,494
Cost of revenues ...............................       7,387,191        3,616,071        2,488,291        1,440,224
                                                    ------------     ------------     ------------     ------------
Gross margin ...................................          95,772          267,400           93,185           85,270
                                                    ------------     ------------     ------------     ------------

Operating expenses
   Research and development ....................         934,240          734,444          327,020          273,645
   Selling .....................................       3,693,703        2,961,210        1,359,461        1,238,204
   General and administrative ..................       4,060,224        3,462,872        1,428,211        1,095,153
   Impairment losses on long-lived assets ......       1,379,415               --        1,379,415               --
   Restructuring ...............................              --          260,000               --               --
                                                    ------------     ------------     ------------     ------------
Total operating expenses .......................      10,067,582        7,418,526        4,494,107        2,607,002
                                                    ------------     ------------     ------------     ------------
Loss from continuing operations ................      (9,971,810)      (7,151,126)      (4,400,922)      (2,521,732)
                                                    ------------     ------------     ------------     ------------
Other (income) expense
   Amortization of deferred financing costs ....         140,017          106,456           47,254           46,762
   Interest income .............................          (6,684)         (68,045)            (884)          (9,913)
   Interest expense ............................         943,489          182,176          156,506           76,389
   Amortization of discount on subordinated
     debentures ................................       1,490,213               --          497,338               --
                                                    ------------     ------------     ------------     ------------
Total other expenses, net ......................       2,567,035          220,587          700,214          113,238
                                                    ------------     ------------     ------------     ------------
Net loss from continuing operations ............     (12,538,845)      (7,371,713)      (5,101,136)      (2,634,970)
Loss from discontinued AV operations ...........      (1,173,067)      (1,837,588)              --         (569,114)
Loss from discontinued VS operations ...........      (1,515,551)      (1,900,990)        (577,058)      (1,131,821)
Loss from discontinued Voice operations ........              --         (151,339)              --          (50,000)
                                                    ------------     ------------     ------------     ------------
Net loss attributable to common stockholders ...    $(15,227,463)    $(11,261,630)    $ (5,678,194)    $ (4,385,905)
                                                    ============     ============     ============     ============

Net loss from continuing operations per
   share:
   Basic and diluted ...........................    $      (0.43)    $      (0.26)    $      (0.17)    $      (0.09)
                                                    ============     ============     ============     ============
Loss from discontinued AV operations per
   share:
   Basic and diluted ...........................    $      (0.04)    $      (0.06)    $         --     $      (0.02)
                                                    ============     ============     ============     ============
Loss from discontinued VS operations per
   share:
   Basic and diluted ...........................    $      (0.05)    $      (0.07)    $      (0.02)    $      (0.04)
                                                    ============     ============     ============     ============
Loss from discontinued Voice operations per
   share:
   Basic and diluted ...........................    $         --     $         --     $         --     $         --
                                                    ============     ============     ============     ============
Net loss attributable to common stockholders
   per share:
   Basic and diluted ...........................    $      (0.52)    $      (0.39)    $      (0.19)    $      (0.15)
                                                    ============     ============     ============     ============
Weighted average number of common shares:
   Basic and diluted ...........................      29,189,338       28,731,560       29,641,031       28,942,177
                                                    ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
Cash flows from Operating Activities
   Net loss ................................................................    $(15,227,463)    $(11,261,630)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization .......................................       4,212,407        3,811,168
       Amortization of deferred financing costs ............................         140,017          106,456
       Amortization of discount on subordinated debentures .................       1,490,213               --
       Non-cash compensation ...............................................         673,536          230,409
       Impairment losses on long-lived assets ..............................       1,379,415               --
       Discontinued operations .............................................              --          151,339
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable ............................................        (798,249)       9,144,844
            Inventory ......................................................              --       (2,774,005)
            Assets of discontinued AV operations ...........................         734,532               --
            Assets of discontinued VS operations ...........................       6,874,912               --
            Other current assets ...........................................      (2,907,057)      (6,359,056)
            Other assets ...................................................          23,880         (563,995)
            Accounts payable ...............................................        (688,765)      (1,134,620)
            Accrued expenses ...............................................         972,829         (937,473)
            Deferred revenue ...............................................              --       (1,107,031)
            Other current liabilities ......................................              --       (1,465,049)
                                                                                ------------     ------------

                Net cash used in operating activities ......................      (3,119,793)     (12,158,643)
                                                                                ------------     ------------

Cash flows from Investing Activities
   Purchases of furniture, equipment and leasehold improvements ............      (1,936,831)      (3,598,265)
   Proceeds from sale of VS operation ......................................      16,233,312               --
                                                                                ------------     ------------

       Net cash (used in) provided by investing activities .................      14,296,481       (3,598,265)
                                                                                ------------     ------------

Cash flows from Financing Activities
   Proceeds from common stock offering .....................................              --       20,257,962
   Costs of issuance of subordinated debentures ............................        (249,355)              --
   Exercise of warrants and options, net ...................................         535,421          370,735
   Proceeds from bank loans ................................................      75,545,455       47,072,644
   Payments on bank loans ..................................................     (81,390,971)     (48,760,035)
   Deferred financing costs ................................................         (66,367)              --
   Payments on capital lease obligations ...................................         (29,899)         (44,394)
                                                                                ------------     ------------

       Net cash provided by (used in) financing activities .................      (5,655,716)      18,896,912
                                                                                ------------     ------------

Increase in cash and cash equivalents ......................................       5,520,972        3,140,004

Cash and cash equivalents at beginning of period ...........................       2,762,215        1,689,451
                                                                                ------------     ------------

Cash and cash equivalents at end of period .................................    $  8,283,187     $  4,829,455
                                                                                ============     ============

Supplement disclosures of cash flow information:

Cash paid during the period for:
   Interest ................................................................    $    295,023     $    182,176
                                                                                ============     ============
   Taxes ...................................................................    $         --     $         --
                                                                                ============     ============

Non-cash financing and investing activities:

Equipment with costs totaling $258,110 was acquired under capital lease arrangements during the nine months ended September 30, 2003.

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

Note 1 -- The Business

Glowpoint, Inc. ("Glowpoint" or the "Company") operates the first IP-based subscriber network service dedicated to video communications. Launched in late 2000, Glowpoint carries video calls throughout the United States and to Europe, South America and Asia on a network provisioned through carrier-class backbone and last mile access partners over a variety of solutions including SDSL, HDSL, Fractional and Full T1's, DS3, T1, ATM and Gigabit Ethernet. The Glowpoint service presently carries over 8,000 video calls per month on behalf of nearly 250 customers. The network service offers guaranteed up-time, real-time billing and usage information, gateway services to ISDN, multi-point bridging, live operator assistance, encryption, scheduling features and international least-cost routing, among other value-added features. The Company operates a state-of-the-art network operations center at its corporate headquarters in Hillside, New Jersey, where research and development, software development, network engineering, product development, product management, customer service and help desk functions are located. The Company also maintains an operations center in Camarillo, California where multi-point bridging, live-operator assistance and other customer service functions are performed and redundant capability for the network is maintained. Glowpoint's network spans 14 points of presence across three continents and is able to host video calls to virtually any business center around the world.

On September 23, 2003, the Company, formerly known as Wire One Technologies, Inc., completed the sale of substantially all of the assets of its Video Solutions ("VS") business to an affiliate of Gores Technology Group ("Gores"), a privately held international acquisition and management firm, in order to focus solely on growing its Glowpoint network service. Upon completing of the sale, the name "Wire One Technologies" was transferred to Gores and the resulting company, now exclusively focused on providing video communications services, changed its name to Glowpoint, Inc. The VS segment included the Company's videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consisted of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statement of operations. See Note 6 for further information.

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), VTC Resources, Inc. ("VTC") and Wire One Travel Services, Inc. ("WOTS"). All material intercompany balances and transactions have been eliminated in consolidation.

Note 3 -- Effect of Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The provisions of SFAS No. 150, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

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

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance many occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. This standard, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

Note 4 -- Stock-Based Compensation

At September 30, 2003, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      Nine Months Ended               Three Months Ended
                                                        September 30,                    September 30,
                                                -----------------------------     ---------------------------
                                                    2003             2002            2003            2002
                                                ------------     ------------     -----------     -----------
Net loss as reported .......................    $(15,227,463)    $(11,261,630)    $(5,678,194)    $(4,385,905)
Add: stock-based compensation expense
   included in reported loss, net of tax ...         166,811          230,409          55,216          69,719
Deduct: total stock-based employee
   compensation expense determined
   under the fair value based method for
   all awards, net of tax ..................      (5,452,137)      (3,294,404)     (3,597,455)     (1,036,482)
                                                ------------     ------------     -----------     -----------
Pro forma net loss .........................    $(20,512,789)    $(14,325,625)    $(9,220,433)    $(5,352,668)
                                                ============     ============     ===========     ===========
Loss per share:
Basic and diluted - as reported ............    $      (0.52)    $      (0.39)    $     (0.19)    $     (0.15)
Basic and diluted - pro forma ..............    $      (0.70)    $      (0.50)    $     (0.31)    $     (0.19)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                                -------------------     -------------------
                                  2003        2002        2003        2002
                                -------     -------     -------     -------
Risk free interest rate ....       3.70%       4.02%       3.71%       4.02%
Expected lives .............   5.4 years   4.7 years   6.3 years   6.1 years
Expected volatility ........      91.95%     105.32%      71.78%     135.95%

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

                                                      Nine Months Ended           Three Months Ended
                                                        September 30,                September 30,
                                                   ------------------------    ------------------------
                                                      2003          2002          2003          2002
                                                   ----------    ----------    ----------    ----------
Weighted average shares outstanding ...........    29,189,338    28,731,560    29,641,031    28,942,177
Effect of dilutive options and warrants .......            --            --            --            --
                                                   ----------    ----------    ----------    ----------
Weighted average shares outstanding
   including dilutive effect of securities ....    29,189,338    28,731,560    29,641,031    28,942,177
                                                   ==========    ==========    ==========    ==========

Weighted average options and warrants to purchase 12,266,347 and 11,795,107 shares of common stock and subordinated debentures convertible into 2,036,677 common shares were outstanding during the nine and three months ended September 30, 2003. Weighted average options and warrants to purchase 10,818,595 and 11,241,703 shares of common stock were outstanding during the nine and three months ended September 30, 2002. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been anti-dilutive.

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

Assets of discontinued AV operations consist of the following:

                                           September 30, 2003  December 31, 2002
                                           ------------------  -----------------
Inventory .............................          $72,535           $300,000
Earnings in excess of billings ........               --            507,067
                                                 -------           --------
         Total ........................          $72,535           $807,067
                                                 =======           ========

Revenues and pretax loss from discontinued AV operations are as follows:

                       Nine Months Ended September 30,     Three Months Ended September 30,
                       -------------------------------     --------------------------------
                           2003              2002               2003               2002
                       -----------       ------------       -------------      -----------
Revenues ........      $ 3,873,822       $ 13,760,642       $          --      $ 4,667,407
Pretax loss .....      $(1,173,067)      $ (1,837,588)      $          --      $  (569,114)

In September 2003, the Company completed the sale of all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to its VS segment to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. The Company received total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earnout based on performance of the assets over the next two years. Gores held back $2 million to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The $2 million cash holdback and the $1 million unsecured promissory note were not recorded on the consolidated balance sheet as of September 30, 2003 as the Company thought it prudent to wait until the 90 day post-closing review period had expired.

Gores will also pay Glowpoint on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay the Company $2 million less amounts previously paid.

As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) the Company's accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

The sale of the Company's VS segment was approved by stockholders at the Company's 2003 Annual Meeting of Stockholders held Thursday, August 21, 2003. The closing of the sale took place on September 23, 2003.

The VS segment included the Company's videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities consisting of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statement of operations.

Assets of discontinued VS operations consist of the following:

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------
Accounts receivable ..................     $           --         $24,163,666
Inventory ............................                 --           8,122,996
Other current assets .................                 --           6,149,214
Fixed assets .........................                 --           2,684,264
Other assets .........................                 --             194,561
                                           --------------         -----------
         Total .......................     $           --         $41,314,701
                                           ==============         ===========

Liabilities of discontinued VS operations consist of the following:

Accounts payable .....................     $           --         $ 7,994,535
Accrued expenses .....................                 --           1,441,444
Deferred revenue .....................                 --           7,871,267
Other liabilities ....................                 --              25,874
                                           --------------         -----------
         Total .......................     $           --         $17,333,120
                                           ==============         ===========

Revenues and pretax loss from discontinued VS operations are as follows:

                       Nine Months Ended September 30,       Three Months Ended September 30,
                      ---------------------------------      --------------------------------
                          2003                2002                2003               2002
                      ------------       --------------      --------------      ------------
Revenues .......      $ 40,253,589       $   58,860,578      $           --      $ 17,295,369
Pretax loss ....      $ (1,515,551)      $   (1,900,990)     $     (577,058)     $ (1,131,821)

Note 7 -- Bank Loan Payable

In May 2002, the Company entered into a $25 million working capital credit facility with JPMorgan Chase Bank. Under the terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2% per annum. The credit facility contains certain financial and operational covenants. In March 2003, the Company concluded an amendment to the credit facility which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. For the period from July 1, 2003 through September 30, 2003, the Company was in compliance with the covenants of its credit agreement. At September 30, 2003, there were no outstanding borrowings under the facility and the interest rate was 5.50%. Proceeds from the sale of the VS segment were used to pay down the outstanding balance under the facility to zero. The credit facility remained in place at September 30, 2003; however, the Company is currently in negotiations with the lender to amend the facility to reflect the borrowing needs of the Company's continuing operations. The loan has been classified as non-current in the accompanying consolidated balance sheet because the facility matures on May 31, 2005.

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

Overview

Glowpoint operates the first communication service dedicated exclusively to video. Launched in late 2000, Glowpoint carries video calls within the United States and to Europe, South America and Asia on a network provisioned through top-tier backbone partners and last mile access partners over a variety of solutions including SDSL, HDSL, Fractional and Full T1's, DS3, ATM and Gigabit Ethernet. A recipient of Network World magazine's top rated World Class Award for "Quality of Service-guaranteed IP videoconferencing service", the Glowpoint service presently carries over 8,000 calls per month on behalf of nearly 250 customers. The network service offers guaranteed up-time, real-time billing and usage information, gateway services to legacy ISDN-based sites, multi-point bridging, live operator assistance, encryption, scheduling features and international least-cost routing, among other value-added features. Revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services we offer is recognized through a monthly billing process after services have been rendered.

In March 2003, we completed the sale of certain assets and liabilities of our AV division to SPL for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of our AV division was aimed at enabling us to focus more of our resources on the development and marketing of our Glowpoint network and to our VS business. As a result, this division, previously a component of the VS segment, is classified as a discontinued operation in the accompanying financial statements, with its assets summarized in a single line item on our consolidated balance sheets and its results from operations summarized in a single line item on our consolidated statements of operations. See footnote 6 to the consolidated financial statements for further information.

In September 2003, we completed the sale of all properties, rights, interests and other tangible and intangible assets that related in any material respect to our VS segment to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. We received total consideration of up to $24 million for the transaction consisting of $21 million in cash, including $19 million at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earnout based on performance of the assets over the next two years. Gores held back $2 million to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The sale of the VS business was aimed at enabling us to further focus our resources on the development and marketing of Glowpoint, our subscriber-based IP network. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations. See footnote 6 to the consolidated financial statements for further information.

                                 Glowpoint, Inc.
                              Results of Operations
                                   (Unaudited)

                                                         Nine Months Ended           Three Months Ended
                                                           September 30,                September 30,
                                                        --------------------        --------------------
                                                         2003          2002          2003          2002
                                                        ------        ------        ------        ------
Net revenues .....................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues .................................        98.7          93.1          96.4          94.4
                                                        ------        ------        ------        ------
Gross margin .....................................         1.3           6.9           3.6           5.6
                                                        ------        ------        ------        ------
Operating expenses
     Research and Development ....................        12.5          18.9          12.7          17.9
     Selling .....................................        49.4          76.3          52.7          81.2
     General and administrative ..................        54.2          89.2          55.3          71.8
     Impairment losses on long-lived assets ......        18.4            --          53.4            --
     Restructuring ...............................          --           6.7            --            --
                                                        ------        ------        ------        ------
Total operating expenses .........................       134.5         191.1         174.1         170.9
                                                        ------        ------        ------        ------
Loss from continuing operations ..................      (133.2)       (184.2)       (170.5)       (165.3)
                                                        ------        ------        ------        ------
Other (income) expense
     Amortization of deferred financing costs ....         1.9           2.7           1.8           3.1
     Interest income .............................        (0.1)         (1.8)           --          (0.6)
     Interest expense ............................        12.6           4.7           6.1           5.0
     Amortization of discount on subordinated
        debentures ...............................        19.9            --          19.2            --
                                                        ------        ------        ------        ------
Total other expenses, net ........................        34.3           5.6          27.1           7.5
                                                        ------        ------        ------        ------
Net loss from continuing operations ..............      (167.5)       (189.8)       (197.6)       (172.8)
Loss from discontinued AV operations .............       (15.7)        (47.3)           --         (37.3)
Loss from discontinued VSB operations ............       (20.3)        (49.0)        (22.4)        (74.2)
Loss from discontinued Voice operations ..........          --          (3.9)           --          (3.3)
                                                        ------        ------        ------        ------
Net loss attributable to common stockholders .....      (203.5)%      (290.0)%      (220.0)%      (287.6)%
                                                        ======        ======        ======        ======

Nine Months Ended September 30, 2003 ("2003 period") Compared to Nine Months Ended September 30, 2002 ("2002 period") and Three Months Ended September 30, 2003 ("September 2003 quarter") Compared to Three Months Ended September 30, 2002 ("September 2002 quarter").

Net Revenues. Net revenues from continuing operations increased $3.6 million, or 93%, in the 2003 period to $7.5 million from $3.9 million for the 2002 period. Subscription and related revenue increased $3.3 million, or 237%, in the 2003 period to $4.7 million from $1.4 million for the 2002 period. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.3 million, or 11%, in the 2003 period to $2.8 million from $2.5 million for the 2002 period. The growth in subscription and related revenue was the result of having, on average, 545 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each producing an average of $692 per month in revenue. There were 757 average billable subscriber locations in the 2003 period and 212 in the 2002 period. The average monthly subscription and related revenue per subscriber location fell 6% from $735 in the 2002 period to $692 in the 2003 period. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan. The $0.3 million increase in non-subscription revenue resulted from the following: 1) a $0.4 million increase in H.323 bridging revenue from $0.5 million in the 2002 period to $0.9 million in the 2003 period resulting from increased billable subscriber locations; 2) a $0.2 million increase in installation revenue from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 252 in the 2002 period to 534 in the 2003 period; and 3) a $0.3 million decline in H.320 bridging revenue from $1.7 million in the 2002 period to $1.4 million in the 2003 period.

Net revenues of $2.6 million for the September 2003 quarter represent an increase of $1.1 million, or 69%, over the $1.5 million in revenues reported for the September 2002 quarter. Subscription and related revenue increased $1.2 million, or 174%, in the September 2003 period to $1.9 million from $0.7 million for the 2002 period. Non-subscription revenue decreased $0.1 million, or 16%, in the 2003 period to $0.7 million from $0.8 million for the September 2002 quarter. The growth in subscription and related revenue was the result of having, on average, 626 more billable subscriber locations in the September 2003 quarter than in the September 2002 quarter and those billable subscriber locations each producing an average of $692 per month in revenue. There were 932 average billable subscriber locations in the September 2003 quarter and 306 in the September 2002 quarter. The average monthly subscription and related revenue per subscriber location fell 10% from $742 in the September 2002 quarter to $668 in the September 2003 quarter. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan. The $0.1 million decrease in non-subscription revenue resulted from a $160,000 decline in event driven revenue. The other three categories of non-subscription revenue (H.323 bridging, installation and H.320 bridging) in the September 2003 quarter were flat with the September 2002 quarter.

Cost of Revenue. Cost of revenue increased $3.8 million, or 104%, in the 2003 period to $7.4 million from $3.6 million for the 2002 period. Infrastructure costs (defined as backbone related costs of network) increased $0.9 million, or 63%, in the 2003 period to $2.4 million from $1.5 million for the 2002 period. This increase resulted from two factors: 1) the build out of the network to handle the video traffic of approximately 4,000 billable subscriber locations - $0.6 million of the increase; and 2) the evolution of the network to gain long-term cost efficiencies or as a result of backbone provider issues - $0.3 million of the increase. Access costs (defined as costs of connecting subscriber locations to the network) increased $1.9 million, or 163%, in the 2003 period to $3.1 million from $1.2 million for the 2002 period. The growth in access costs was the result of having, on average, 545 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each costing an average of $463 per month for access to the network. There were 757 average billable subscriber locations in the 2003 period and 212 in the 2002 period. The average monthly access costs per subscriber location fell 21% from $587 in the 2002 period to $463 in the 2003 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint service along with the ISDN network costs of providing H.320 bridging services. These costs increased $0.7 million, or 56%, in the 2003 period to $1.9 million from $1.2 million for the 2002 period. This increase resulted primarily from two factors: 1) increased depreciation related to increased equipment deployed in the network - $341,000; and 2) in the September 2002 quarter we recorded credits of approximately $250,000 related to refunds of previously paid infrastructure and access fees. ISDN network costs fell $0.1 million in line with the decline in H.320 bridging revenue.

Cost of revenue increased $1.1 million, or 73%, in the September 2003 quarter to $2.5 million from $1.4 million for the September 2002 quarter. Infrastructure costs increased $0.2 million, or 30%, in the September 2003 quarter to $0.8 million from $0.6 million for the September 2002 quarter. Though currently built out to handle the video traffic of approximately 4,000 billable subscriber locations, in each of the past two quarters, we have incurred approximately $0.1 million of costs to relocate our points of presence in Dallas, Chicago, Boston, Japan and the U.K. to gain cost efficiencies or as a result of backbone provider issues. Access costs increased $0.4 million, or 64%, in the September 2003 quarter to $1.0 million from $0.6 million for the September 2002 quarter. The growth in access costs was the result of having, on average, 626 more billable subscriber locations in the September 2003 quarter than in the September 2002 quarter and those billable subscriber locations each costing an average of $371 per month for access to the network. There were 932 average billable subscriber locations in the September 2003 quarter and 306 in the September 2002 quarter. The average monthly access costs per subscriber location fell 46% from $689 in the September 2002 quarter to $371 in the September 2003 quarter. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue increased $0.2 million, or 47%, in the September 2003 quarter to $0.6 million from $0.4 million for the September 2002 quarter. This increase resulted primarily from the credits recorded in the September 2002 quarter of approximately $250,000 related to refunds of previously paid infrastructure and access fees.

Gross Margins. Gross margins decreased approximately $0.2 million in the 2003 period from $0.3 million in the 2002 period to $0.1 million. As a percentage of revenue, gross margins decreased in the 2003 period to 1.3%, as compared to 6.9% of net revenues in the 2002 period. Gross margins were $0.1 million in both the September 2003 and 2002 quarters. The primary causes of the overall decline in the gross margins in the 2003 period were the increased fixed costs incurred to continue the build out of the network ($1.0 million impact), the costs to re-configure portions of the network that were incurred ($0.3 million impact) and the impact in the September 2002 quarter of approximately $250,000 in refunds of previously paid infrastructure and access fees. These items countered the increase in gross margin that was anticipated due to increased revenue ($1.4 million impact assuming a 40% marginal gross margin on the additional $3.6 million in revenue). We believe that we will improve our marginal gross margin over the coming months and quarters as we re-evaluate our product offering from the perspectives of profitability, competitiveness and meeting customer needs and make changes to standardize this offering with a focus on the most profitable pricing plans. We will also be focusing on minimizing our cost per subscriber location in order to deliver the Glowpoint service in the most efficient manner possible.

Research and Development. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.2 million in the 2003 period to $0.9 million from $0.7 million in the 2002 period but were down as a percentage of revenue from 18.9% in the 2002 period to 12.5% of revenue in the 2003 period. Research and development remained flat at $0.3 million in the September 2003 quarter and was down as a percentage of revenue from 17.9% in the 2002 quarter to 12.7% of revenue in the 2003 quarter. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand and test new products and technologies across the network.

Selling. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $0.7 million in the 2003 period to $3.7 million, from $3.0 million but were down as a percentage of revenue from 76.3% in the 2002 period to 49.4% of revenue in the 2003 period. Selling expenses increased $0.1 million in the September 2003 quarter, to $1.3 million from $1.2 million in the September 2002 quarter, but were down as a percentage of revenue from 81.2% in the September 2002 quarter to 52.7% in the September 2003 quarter. The primary cause for the $0.7 million increase in costs for the 2003 period is the $0.5 million of marketing costs incurred in the 2003 period related to the NBA draft ($0.3 million) and customer trials ($0.2 million). The remainder of the variance results from higher commissions and bonuses associated with higher revenue levels. The $0.1 million increase in costs for the September 2003 quarter results from higher commissions and bonuses associated with higher revenue levels.

General and Administrative. General and administrative expenses increased $0.6 million in the 2003 period to $4.1 million from $3.5 million in the 2002 period. General and administrative expenses as a percentage of net revenues for the 2003 period declined from 89.2% in the 2002 period to 54.2% in the 2003 period. General and administrative expenses increased $0.3 million to $1.4 million in the September 2003 quarter from $1.1 million in the September 2002 quarter, but were down as a percentage of revenue from 71.8% in the September 2002 quarter to 55.3% in the September 2003 quarter. The primary cause for the $0.6 million increase in costs for the 2003 period is the $0.5 million of professional fees incurred related to the search for a new CEO, filing the proxy and holding the annual meeting in August, divestitures and other corporate activities. The $0.3 million increase in costs for the September 2003 quarter results from higher higher professional fees related to the search for a new CEO and filing the proxy and holding the annual meeting in August. The normalized quarterly run rate for this category of expense is approximately $1.2 million and is fixed in nature in the short term.

Restructuring. A restructuring charge of $260,000 was recorded in the 2002 period. This restructuring charge was related to severance and other personnel-related costs and was taken to position us to realize $2.0 million in annual operating expense savings.

Other (Income) Expenses. Other expenses increased $2.4 million to $2.6 million in the 2003 period from $0.2 million in the 2002 period. The increase was primarily due to the recognition of $1.5 million in amortization of discount on the subordinated debentures issued in December 2002. The other major component of this category, interest expense, increased $0.7 million to $0.9 million. This increase was primarily due to higher interest expense on our line of credit facility of $0.1 million; the Black-Scholes value assigned to the 100,000 warrants granted to JPMorgan Chase Bank in the 2003 period of $0.2 million; and interest accrued on the subordinated debentures of $0.4 million.

Discontinued Operations. In the 2003 period, we treated our AV division and VS segment as a discontinued operations because: 1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division and segment. We incurred a loss from discontinued AV operations in the 2003 period of $1.2 million which was $0.6 million less than the $1.8 million loss incurred in the 2002 period. Loss from discontinued VS operations decreased $0.4 million in the 2003 period to $1.5 million from the $1.9 million loss incurred in the 2002 period.

Net Loss. Net loss attributable to common stockholders increased to $15.2 million, or $0.52 per diluted share, from $11.3 million, or $0.39 per diluted share, for the 2002 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations, it serves as a more accurate gauge of our current operating results. In addition, our primary covenant with our asset-based lender is based on EBITDA results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                  Nine Months Ended September 30,      Three Months Ended September 30,
                                                  -------------------------------      --------------------------------
                                                      2003               2002               2003               2002
                                                  ------------       ------------       ------------       ------------
Net loss from continuing operations ........      $(12,538,845)      $ (7,371,713)      $ (5,101,136)      $ (2,634,970)
     Depreciation and amortization .........         4,212,407          2,939,496          1,196,172            870,027
     Amortization of deferred financing
       costs ...............................           140,017            106,456             47,254             46,761
     Amortization of discount on
       subordinated debentures .............         1,490,213                 --            497,338                 --
     Non cash compensation .................           673,536            230,409                 --             69,719
     Impairment losses on fixed assets .....         1,379,415                 --          1,379,415                 --
     Interest expense, net .................           374,865            114,131            155,622             66,477
                                                  ------------       ------------       ------------       ------------
EBITDA from continuing operations ..........      $ (4,268,392)      $ (3,981,221)      $ (1,825,335)      $ (1,581,986)
     Loss from discontinued AV
       operations ..........................        (1,173,067)        (1,837,588)                --           (569,114)
     Loss from discontinued VS
       operations ..........................          (523,415)        (1,029,318)          (577,058)          (703,735)
     Loss from discontinued Voice
       operations ..........................                --           (151,339)                --            (50,000)
                                                  ------------       ------------       ------------       ------------
TOTAL EBITDA ...............................      $ (5,964,874)      $ (6,999,466)      $ (2,402,393)      $ (2,904,835)
                                                  ============       ============       ============       ============

Liquidity and Capital Resources

At September 30, 2003, we had working capital of $9.5 million compared to $27.8 million at December 31, 2002, a decrease of approximately 65.8%. We had $8.3 million in cash and cash equivalents at September 30, 2003 compared to $2.8 million at December 31, 2002. The $18.3 million decrease in working capital resulted primarily from the net pay down of $5.8 million of bank loans, the funding of the $7.3 million cash loss from operations in the 2003 period and the purchase of $1.9 million of furniture, equipment and leasehold improvements.

Net cash used by operating activities for the 2003 period was $3.1 million as compared to net cash used in operations of $12.2 million during the 2002 period. The primary source of operating cash in 2003 was the decrease in net assets of discontinued operations of $7.6 million. We used this cash to fund the $7.3 million cash loss from operations and the $2.9 million increase in other current assets.

Investing activities for the 2003 period included purchases of $1.9 million for network, computer and demonstration equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2003. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2003. In addition, the sale of the VS segment yielded net proceeds of $16.2 million.

Financing activities in the 2003 period included net pay-downs under our revolving credit line totaling $5.8 million.

We currently have a $15.0 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender's base rate plus 1 1/2% per annum. At September 30, 2003, there were no outstanding borrowings under this facility. Proceeds from the sale of the VS segment were used to pay down the outstanding balance under the facility to zero. The credit facility remained in place subsequent to the closing of the VS sale transaction; however, we are currently in negotiations with the lender to amend the facitily to reflect the borrowing needs of our continuing operations. Our credit facility contains certain financial and operational covenants. To date in 2003, we were in compliance with these covenants.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 was adopted in 2002 and we will review goodwill and other intangible assets on an annual basis with an as of date of September 30.

Any future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.

Recent Pronouncements of the Financial Accounting Standards Board

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The provisions of SFAS No. 150, which we adopted in 2003, did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which we adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The provisions of FIN 45, which we adopted in 2003, did not have a material impact on the consolidated financial statements.

In November 2002, EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

                           PART II - OTHER INFORMATION

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting ("Annual Meeting") of Stockholders was held on August 21, 2003.

      The 28,740,889 shares of common stock present at the Annual Meeting out of a then total of 29,641,835 shares outstanding and entitled to vote acted as follows with respect to the following proposals; with the following results:

      Proposal 1. That the following constitutes the number of shares voted with respect to the approval of the sale of our Video Solutions business to an affiliate of Gores pursuant to the asset purchase agreement dated as of June 10, 2003:

                  FOR               AGAINST         ABSTAIN

                  15,789,122        335,336         60,420
                  ----------        -------         ------

      Proposal 2. That the following constitutes the number of shares voted with respect to the approval of an amendment to our amended and restated certificate of incorporation and to our amended and restated bylaws to effect a change of our corporate name from "Wire One Technologies, Inc." to "Glowpoint, Inc." immediately following the consummation of the asset sale:

                  FOR               AGAINST         ABSTAIN

                  15,816,037        328,784         40,057
                  ----------        -------         ------

      Proposal 3. (a) That the following constitutes the number of shares voted with respect to the election of James Kuster for Director:

                  FOR               AGAINST         ABSTAIN

                  28,411,795        329,094
                  ----------        -------         ------

                  (b) That the following constitutes the number of shares voted with respect to the election of Michael Sternberg for Director:

                  FOR               AGAINST         ABSTAIN

                  28,304,409        436,480
                  ----------        -------         ------

      The terms of office of our directors Richard Reiss, Dean Hiltrik, Lewis Jaffe and Michael Toporek continue after the Annual Meeting.

      Proposal 4. That the following constitutes the number of shares voted with respect to the approval of an amendment to our 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,400,000 to 6,500,000:

                  FOR               AGAINST         ABSTAIN

                  12,257,123        3,885,273       42,482
                  ----------        -------         ------

      Proposal 5. That the following constitutes the number of shares voted with respect to the approval of BDO Seidman as our independent auditors for the year ending December 31, 2003:

                  FOR               AGAINST         ABSTAIN

                  28,580,356        113,499         47,034
                  ----------        -------         ------

      Proposal 6. That the following constitutes the number of shares voted with respect to the approval of an adjournment or postponement of the Annual Meeting, in order to solicit additional proxies, to such time and place as designated by the presiding officer of the Annual Meeting:

                  FOR               AGAINST         ABSTAIN

                  27,795,042        753,772         192,075
                  ----------        -------         -------

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1        Employment Agreement with David C. Trachtenberg, dated
                  October 3, 2003.

      10.2 Amended and Restated Employment Agreement with Richard Reiss, dated October 14, 2003.

      10.3 Amended Employment Agreement with Michael Brandofino, dated September 23, 2003.

      10.4        Termination Agreement with Leo Flotron, dated September 23,
                  2003.

      10.5 Restricted Stock Award Agreement with David C. Trachtenberg, dated October 3, 2003

      10.6 Form of Restricted Stock Award Agreements with Karen Basian, dated November 4, 2003, and with James Kuster, Michael Sternberg and Michael Toporek, each dated August 22, 2003.

      31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

      31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

      32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

      32.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

(b)   Reports on Form 8-K

      (i) On July 23, 2003, we furnished a Form 8-K containing a press release announcing our preliminary results of operation and financial condition for the second quarter ended June 30, 2003.

      (ii) On August 6, 2003, we furnished a Form 8-K containing a press release announcing our results of operation and financial condition for the second quarter ended June 30, 2003.

      (iii) On September 29, 2003, we filed a Form 8-K containing a press release announcing that we completed the sale of substantially all of the assets of our Video Solutions segment to an affiliate of Gores Technology Group.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOWPOINT, INC.
                                           Registrant


Date: November 14, 2003                 By: /s/ David C. Trachtenberg
                                            ------------------------------------
                                            David C. Trachtenberg, Chief
                                            Executive Officer (principal
                                            executive officer)


Date: November 14, 2003                 By: /s/ Christopher A. Zigmont
                                            ------------------------------------
                                            Christopher A. Zigmont, Chief
                                            Financial Officer (principal
                                            financial and accounting officer)