Form 10-Q/A
period 2003-09-30
GLOWPOINT INC
filed 2004-02-27
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

AMENDMENT OF PRIOR FINANCIAL INFORMATION

Glowpoint, Inc. ("Glowpoint" or the "Company") is amending its report on Form 10-Q to reflect a non-cash charge related to the extension of the post-termination exercise period for options held by former employees of the Company's discontinued Video Solutions("VS") operations.

The amendment arises from the accounting for option modifications in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) ("FIN 44"). As part of the 2003 annual audit, the Company determined that in order to comply with FIN 44, it was appropriate to amend the third quarter 10-Q to reflect the non-cash charge as of the date of the former employees' termination of employment from the Company when the VS business was sold.

The financial results presented in this report reflect the Company's amended financial results. The non-cash charge does not impact continuing operations. The financial impact is an increase in the Company's loss from discontinued VS operations of $1,952,125, or 129% and 338% for the nine months and three months ended September 30, 2003, respectively, and an increase in the net loss attributable to common stockholders of $1,952,125, or 13% and 34% for the nine months and three months ended September 30, 2003, respectively. The loss from discontinued VS operations per share increases from $0.05 to $0.12 per share for the nine months ended September 30, 2003, and increases from $0.02 to $0.09 for the three months ended September 30, 2003. The net loss attributable to common stockholders per share increases from $0.52 to $0.59 per share for the nine months ended September 30, 2003, and increases from $0.19 to $0.26 for the three months ended September 30, 2003.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 14, 2003, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions described above.

Certain amounts in the historical periods presented have been reclassified to conform to current presentation standards.

AMENDED ITEMS

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as set forth herein:

      PART I FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.

The financial information of the Company is amended in its entirety to read as set forth at pages 1 through 9 herein and is incorporated herein by reference.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended in its entirety to read as set forth at pages 9 through 16 herein and is incorporated herein by reference.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The list of exhibits set forth in, and incorporated by reference from, the
Exhibit Index, is amended to include the following additional exhibits, filed herewith:

       EXHIBIT
         NO.    DESCRIPTION
       -------  ----------------------------------------------------------------

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 Glowpoint, Inc.
                           Consolidated Balance Sheets

                                                                              September 30, 2003    December 31, 2002
                                                                              ------------------    -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................        $   8,283,187         $   2,762,215
     Accounts receivable-net ...........................................            2,076,139             1,277,891
     Assets of discontinued AV operations ..............................               72,535               807,067
     Assets of discontinued VS operations ..............................                   --            41,314,701
     Other current assets ..............................................            2,420,893               727,262
                                                                                -------------         -------------
         Total current assets ..........................................           12,852,754            46,889,136
Furniture, equipment and leasehold improvements-net ....................           11,794,128            11,512,415
Goodwill ...............................................................            2,547,862             2,547,862
Other assets ...........................................................              454,722               552,251
                                                                                -------------         -------------
         Total assets ..................................................        $  27,649,466         $  61,501,664
                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................        $   1,560,250         $   1,055,427
     Accrued expenses ..................................................            1,654,199               681,369
     Liabilities of discontinued VS operations .........................                   --            17,333,120
     Current portion of capital lease obligations ......................              130,161                    --
                                                                                -------------         -------------
         Total current liabilities .....................................            3,344,610            19,069,916
Noncurrent liabilities:
     Bank loan payable .................................................                   --             5,845,516
     Capital lease obligations, less current portion ...................               72,041                    --
                                                                                -------------         -------------
         Total noncurrent liabilities ..................................               72,041             5,845,516
                                                                                -------------         -------------
         Total liabilities .............................................            3,416,651            24,915,432
                                                                                -------------         -------------

Commitments and contingencies

Subordinated debentures ................................................            4,888,000             4,888,000
Discount on subordinated debentures ....................................           (3,647,142)           (4,888,000)
                                                                                -------------         -------------
     Subordinated debentures, net ......................................            1,240,858                    --
                                                                                -------------         -------------

Stockholders' Equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         none issued ...................................................                   --                    --
     Common Stock, $.0001 par value; 100,000,000 authorized;
         29,729,820 and 28,931,660 shares outstanding, respectively ....                2,973                 2,893
     Treasury stock, 39,891 shares at cost .............................             (239,742)             (239,742)
     Additional paid-in capital ........................................          134,717,607           131,132,374
     Accumulated deficit ...............................................         (111,488,881)          (94,309,293)
                                                                                -------------         -------------
         Total stockholders' equity ....................................           22,991,957            36,586,232
                                                                                -------------         -------------
         Total liabilities and stockholders' equity ....................        $  27,649,466         $  61,501,664
                                                                                =============         =============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Nine Months Ended September 30,   Three Months Ended September 30,
                                                   -------------------------------   --------------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Net revenues ...................................    $  7,482,963     $  3,883,471     $  2,581,476     $  1,525,494
Cost of revenues ...............................       7,387,191        3,616,071        2,488,291        1,440,224
                                                    ------------     ------------     ------------     ------------
Gross margin ...................................          95,772          267,400           93,185           85,270
                                                    ------------     ------------     ------------     ------------

Operating expenses
   Research and development ....................         934,240          734,444          327,020          273,645
   Selling .....................................       3,693,703        2,961,210        1,359,461        1,238,204
   General and administrative ..................       4,060,224        3,462,872        1,428,211        1,095,153
   Impairment losses on long-lived assets ......       1,379,415               --        1,379,415               --
   Restructuring ...............................              --          260,000               --               --
                                                    ------------     ------------     ------------     ------------
Total operating expenses .......................      10,067,582        7,418,526        4,494,107        2,607,002
                                                    ------------     ------------     ------------     ------------
Loss from continuing operations ................      (9,971,810)      (7,151,126)      (4,400,922)      (2,521,732)
                                                    ------------     ------------     ------------     ------------
Other (income) expense
   Amortization of deferred financing costs ....         140,017          106,456           47,254           46,762
   Interest income .............................          (6,684)         (68,045)            (884)          (9,913)
   Interest expense ............................         943,489          182,176          156,506           76,389
   Amortization of discount on subordinated
     debentures ................................       1,490,213               --          497,338               --
                                                    ------------     ------------     ------------     ------------
Total other expenses, net ......................       2,567,035          220,587          700,214          113,238
                                                    ------------     ------------     ------------     ------------
Net loss from continuing operations ............     (12,538,845)      (7,371,713)      (5,101,136)      (2,634,970)
Loss from discontinued AV operations ...........      (1,173,067)      (1,837,588)              --         (569,114)
Loss from discontinued VS operations ...........      (3,467,676)      (1,900,990)      (2,529,183)      (1,131,821)
Loss from discontinued Voice operations ........              --         (151,339)              --          (50,000)
                                                    ------------     ------------     ------------     ------------
Net loss attributable to common stockholders ...    $(17,179,588)    $(11,261,630)    $ (7,630,319)    $ (4,385,905)
                                                    ============     ============     ============     ============

Net loss from continuing operations per
   share:
   Basic and diluted ...........................    $      (0.43)    $      (0.26)    $      (0.17)    $      (0.09)
                                                    ============     ============     ============     ============
Loss from discontinued AV operations per
   share:
   Basic and diluted ...........................    $      (0.04)    $      (0.06)    $         --     $      (0.02)
                                                    ============     ============     ============     ============
Loss from discontinued VS operations per
   share:
   Basic and diluted ...........................    $      (0.12)    $      (0.07)    $      (0.09)    $      (0.04)
                                                    ============     ============     ============     ============
Loss from discontinued Voice operations per
   share:
   Basic and diluted ...........................    $         --     $         --     $         --     $         --
                                                    ============     ============     ============     ============
Net loss attributable to common stockholders
   per share:
   Basic and diluted ...........................    $      (0.59)    $      (0.39)    $      (0.26)    $      (0.15)
                                                    ============     ============     ============     ============
Weighted average number of common shares:
   Basic and diluted ...........................      29,189,338       28,731,560       29,641,031       28,942,177
                                                    ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
Cash flows from Operating Activities
   Net loss ................................................................    $(17,179,588)    $(11,261,630)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization .......................................       4,212,407        3,811,168
       Amortization of deferred financing costs ............................         140,017          106,456
       Amortization of discount on subordinated debentures .................       1,490,213               --
       Non-cash compensation ...............................................         673,536          230,409
       Impairment losses on long-lived assets ..............................       1,379,415               --
       Discontinued operations .............................................       1,952,125          151,339
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable ............................................        (798,249)       9,144,844
            Inventory ......................................................              --       (2,774,005)
            Assets of discontinued AV operations ...........................         734,532               --
            Assets of discontinued VS operations ...........................       6,874,912               --
            Other current assets ...........................................      (2,907,057)      (6,359,056)
            Other assets ...................................................          23,880         (563,995)
            Accounts payable ...............................................        (688,765)      (1,134,620)
            Accrued expenses ...............................................         972,829         (937,473)
            Deferred revenue ...............................................              --       (1,107,031)
            Other current liabilities ......................................              --       (1,465,049)
                                                                                ------------     ------------

                Net cash used in operating activities ......................      (3,119,793)     (12,158,643)
                                                                                ------------     ------------

Cash flows from Investing Activities
   Purchases of furniture, equipment and leasehold improvements ............      (1,936,831)      (3,598,265)
   Proceeds from sale of VS operation ......................................      16,233,312               --
                                                                                ------------     ------------

       Net cash (used in) provided by investing activities .................      14,296,481       (3,598,265)
                                                                                ------------     ------------

Cash flows from Financing Activities
   Proceeds from common stock offering .....................................              --       20,257,962
   Costs of issuance of subordinated debentures ............................        (249,355)              --
   Exercise of warrants and options, net ...................................         535,421          370,735
   Proceeds from bank loans ................................................      75,545,455       47,072,644
   Payments on bank loans ..................................................     (81,390,971)     (48,760,035)
   Deferred financing costs ................................................         (66,367)              --
   Payments on capital lease obligations ...................................         (29,899)         (44,394)
                                                                                ------------     ------------

       Net cash provided by (used in) financing activities .................      (5,655,716)      18,896,912
                                                                                ------------     ------------

Increase in cash and cash equivalents ......................................       5,520,972        3,140,004

Cash and cash equivalents at beginning of period ...........................       2,762,215        1,689,451
                                                                                ------------     ------------

Cash and cash equivalents at end of period .................................    $  8,283,187     $  4,829,455
                                                                                ============     ============

Supplement disclosures of cash flow information:

Cash paid during the period for:
   Interest ................................................................    $    295,023     $    182,176
                                                                                ============     ============
   Taxes ...................................................................    $         --     $         --
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

                                                      Nine Months Ended               Three Months Ended
                                                        September 30,                    September 30,
                                                -----------------------------     ---------------------------
                                                    2003             2002            2003            2002
                                                ------------     ------------     -----------     -----------
Net loss as reported .......................    $(17,179,588)    $(11,261,630)    $(7,630,319)    $(4,385,905)
Add: stock-based compensation expense
   included in reported loss, net of tax ...       2,118,936          230,409       2,007,341          69,719
Deduct: total stock-based employee
   compensation expense determined
   under the fair value based method for
   all awards, net of tax ..................      (5,452,137)      (3,294,404)     (3,597,455)     (1,036,482)
                                                ------------     ------------     -----------     -----------
Pro forma net loss .........................    $(20,512,789)    $(14,325,625)    $(9,220,433)    $(5,352,668)
                                                ============     ============     ===========     ===========
Loss per share:
Basic and diluted - as reported ............    $      (0.59)    $      (0.39)    $     (0.26)    $     (0.15)
Basic and diluted - pro forma ..............    $      (0.70)    $      (0.50)    $     (0.31)    $     (0.19)

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

Effective June 24, 2003, the Company's board of directors voted to approve the extension of the post-termination exercise period of all options outstanding for employees who are related to the Company's VS business from 90 to 270 days. In accordance with FIN 44, this modification results in a new measurement date as of the date of the board vote to extend these options. On June 24, 2003, the Company valued these options using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." On September 23, 2003, the date of the sale of the VS business to Gores (see Note 1), the Company recorded a non-cash compensation charge of $1,952,125 related to the modification of these options. The effect of this charge on the Company's Form 10-Q previously filed on November 14, 2003 is as follows for the nine and three months ended September 30, 2003:

                                                 Nine Months Ended      Three Months Ended
                                                 September 30, 2003     September 30, 2003
                                                 ------------------     ------------------
LOSS FROM DISCONTINUED VS OPERATIONS

Loss from discontinued VS operations, as
previously reported                                $    (1,515,551)      $      (577,058)

Non-cash stock-based compensation charge on
stock option modification                          $    (1,952,125)      $    (1,952,125)
                                                   ---------------       ---------------

Adjusted loss from discontinued VS
operations, as reported in the accompanying
consolidated statements of operations              $    (3,467,676)      $    (2,529,183)
                                                   ===============       ===============

Adjusted loss from discontinued VS operations
per share:
    Basic and diluted                              $         (0.12)      $         (0.09)
                                                   ===============       ===============


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders       $   (15,227,463)      $    (5,678,194)

Non-cash stock-based compensation charge on
stock option modification                          $    (1,952,125)      $    (1,952,125)
                                                   ---------------       ---------------
Adjusted net loss attributable to common
stockholders, as reported in the accompanying
consolidated statements of operations              $   (17,179,588)      $    (7,630,319)
                                                   ===============       ===============

Adjusted net loss attributable to common
stockholders per share:
    Basic and diluted                              $         (0.59)      $         (0.26)
                                                   ===============       ===============

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

Assets of discontinued VS operations consist of the following:

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------
Accounts receivable ..................     $           --         $24,163,666
Inventory ............................                 --           8,122,996
Other current assets .................                 --           6,149,214
Fixed assets .........................                 --           2,684,264
Other assets .........................                 --             194,561
                                           --------------         -----------
         Total .......................     $           --         $41,314,701
                                           ==============         ===========

Liabilities of discontinued VS operations consist of the following:

Accounts payable .....................     $           --         $ 7,994,535
Accrued expenses .....................                 --           1,441,444
Deferred revenue .....................                 --           7,871,267
Other liabilities ....................                 --              25,874
                                           --------------         -----------
         Total .......................     $           --         $17,333,120
                                           ==============         ===========

Revenues and pretax loss from discontinued VS operations are as follows:

                       Nine Months Ended September 30,       Three Months Ended September 30,
                      ---------------------------------      --------------------------------
                          2003                2002                2003               2002
                      ------------       --------------      --------------      ------------
Revenues .......      $ 40,253,589       $   58,860,578      $           --      $ 17,295,369
Pretax loss ....      $ (3,467,676)      $   (1,900,990)     $   (2,529,183)     $ (1,131,821)

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

Effective June 24, 2003, the Company's board of directors voted to approve the extension of the post-termination exercise period of all options outstanding for employees who are related to the Company's VS business segment from 90 to 270 days. In accordance with FIN 44, this modification results in a new measurement date as of the date of the board vote to extend these options. On June 24, 2003, the Company valued these options using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." On September 23, 2003, the date of the sale of the VS business segment to Gores (see Note 1), the Company recorded a non-cash compensation charge of $1,952,125 related to the modification of these options. The effect of this charge on the Company's Form 10-Q previously filed on November 14, 2003 is as follows for the nine and three months ended September 30, 2003:

                                                      Nine Months Ended      Three Months Ended
                                                      September 30, 2003     September 30, 2003
                                                      ------------------     ------------------
LOSS FROM DISCONTINUED VS OPERATIONS

Loss from discontinued VS operations, as
previously reported                                    $     (1,515,551)      $       (577,058)

Non-cash stock-based compensation charge on
stock option modification                              $     (1,952,125)      $     (1,952,125)
                                                       ----------------       ----------------

Adjusted loss from discontinued VS
operations, as reported in the accompanying
consolidated statements of operations                  $     (3,467,676)      $     (2,529,183)
                                                       ================       ================

Adjusted loss from discontinued VS operations
per share:
   Basic and diluted                                   $          (0.12)      $          (0.09)
                                                       ================       ================


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders           $    (15,227,463)      $     (5,678,194)

Non-cash stock-based compensation charge on
stock option modification                              $     (1,952,125)      $     (1,952,125)
                                                       ----------------       ----------------

Adjusted net loss attributable to common
stockholders, as reported in the accompanying
consolidated statements of operations                  $    (17,179,588)      $     (7,630,319)
                                                       ================       ================

Adjusted net loss attributable to common
stockholders per share:
   Basic and diluted                                   $          (0.59)      $          (0.26)
                                                       ================       ================

                                 Glowpoint, Inc.
                              Results of Operations
                                   (Unaudited)

                                                         Nine Months Ended           Three Months Ended
                                                           September 30,                September 30,
                                                        --------------------        --------------------
                                                         2003          2002          2003          2002
                                                        ------        ------        ------        ------
Net revenues .....................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues .................................        98.7          93.1          96.4          94.4
                                                        ------        ------        ------        ------
Gross margin .....................................         1.3           6.9           3.6           5.6
                                                        ------        ------        ------        ------
Operating expenses
     Research and Development ....................        12.5          18.9          12.7          17.9
     Selling .....................................        49.4          76.3          52.7          81.2
     General and administrative ..................        54.2          89.2          55.3          71.8
     Impairment losses on long-lived assets ......        18.4            --          53.4            --
     Restructuring ...............................          --           6.7            --            --
                                                        ------        ------        ------        ------
Total operating expenses .........................       134.5         191.1         174.1         170.9
                                                        ------        ------        ------        ------
Loss from continuing operations ..................      (133.2)       (184.2)       (170.5)       (165.3)
                                                        ------        ------        ------        ------
Other (income) expense
     Amortization of deferred financing costs ....         1.9           2.7           1.8           3.1
     Interest income .............................        (0.1)         (1.8)           --          (0.6)
     Interest expense ............................        12.6           4.7           6.1           5.0
     Amortization of discount on subordinated
        debentures ...............................        19.9            --          19.2            --
                                                        ------        ------        ------        ------
Total other expenses, net ........................        34.3           5.6          27.1           7.5
                                                        ------        ------        ------        ------
Net loss from continuing operations ..............      (167.5)       (189.8)       (197.6)       (172.8)
Loss from discontinued AV operations .............       (15.7)        (47.3)           --         (37.3)
Loss from discontinued VSB operations ............       (46.4)        (49.0)        (98.0)        (74.2)
Loss from discontinued Voice operations ..........          --          (3.9)           --          (3.3)
                                                        ------        ------        ------        ------
Net loss attributable to common stockholders .....      (229.6)%      (290.0)%      (295.6)%      (287.6)%
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

Discontinued Operations. In the 2003 period, we treated our AV division and VS segment as a discontinued operations because: 1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division and segment. We incurred a loss from discontinued AV operations in the 2003 period of $1.2 million which was $0.6 million less than the $1.8 million loss incurred in the 2002 period. Loss from discontinued VS operations increased $1.6 million in the 2003 period to $3.5 million from the $1.9 million loss incurred in the 2002 period.

Net Loss. Net loss attributable to common stockholders increased in the 2003 period to $17.2 million, or $0.59 per diluted share, from $11.3 million, or $0.39 per diluted share, for the 2002 period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations, it serves as a more accurate gauge of our current operating results. In addition, our primary covenant with our asset-based lender is based on EBITDA results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

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

                                        GLOWPOINT, INC.
                                           Registrant


Date: February 26, 2004                 By: /s/ David C. Trachtenberg
                                            ------------------------------------
                                            David C. Trachtenberg, Chief
                                            Executive Officer (principal
                                            executive officer)


Date: February 26, 2004                 By: /s/ Christopher A. Zigmont
                                            ------------------------------------
                                            Christopher A. Zigmont, Chief
                                            Financial Officer (principal
                                            financial and accounting officer)