Form 10-K
period 2003-12-31
GLOWPOINT INC
filed 2004-03-30
CIK 746210

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the year ended December 31, 2003
                                       OR

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

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market of $1.97 on March 25, 2004 was $54,607,409.

     The number of shares of the Registrant's Common Stock outstanding as of March 25, 2004 was 37,149,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the period ended December 31, 2003 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                                 PAGE
----                                                                                 ----
                                     PART I
  1.  Business .....................................................................   1
  2.  Properties ...................................................................   7
  3.  Legal Proceedings.............................................................   7
  4.  Submission of Matters to a Vote of Security Holders ..........................   7

                                     PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters.........   8
  6.  Selected Financial Data.......................................................   9
  7.  Management's Discussion and Analysis of Financial Condition and Results of      10
            Operations..............................................................
 7A.  Quantitative and Qualitative Disclosures about Market Risk....................  22
  8.  Financial Statements and Supplemental Data ...................................  23
  9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure .............................................................  24
 9A.  Controls and Procedures.......................................................  24

                                    PART III

 10.  Directors and Executive Officers of the Registrant ...........................  25
 11.  Executive Compensation .......................................................  25
 12.  Security Ownership of Certain Beneficial Owners and  Management...............  25
 13.  Certain Relationships and Related Transactions ...............................  25
 14.  Principal Accountant Fees and Services Disclosure Required ...................  25

                                     PART IV

 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.............................................................  26
            Signatures..............................................................  29

                                     PART I

Item 1.  Business

OVERVIEW

Glowpoint, Inc. ("Glowpoint", "us", or "we"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade, IP (Internet Protocol) based subscriber network, the Glowpoint network, that is designed exclusively for video communications. The network spans 14 points of presence, or POPs, across three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. Since launching its subscription service in late 2000, we have carried approximately 13 million minutes of video calls on behalf of over 270 customers. The growth of subscriptions was fairly steady through early 2003, when it was determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communication service. On September 23, 2003, we, formerly known as Wire One Technologies, Inc., or Wire One, completed the sale of our videoconferencing equipment business which had previously been central to our operations, in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications. We were formed in May 2000 by the merger of All Communications Corporation and View Tech, Inc. We changed our corporate name from Wire One Technologies, Inc. to Glowpoint, Inc. in connection with the sale of our video solutions business in September 2003.

Industry Overview

Videoconferencing has been a niche technology and application for over a decade. The initial rollout of videoconferencing over IP, which was intended to replace legacy Integrated Services Digital Network (ISDN) technology, was a first step towards improving the quality and reducing the cost of videoconferencing. Since it was first introduced, IP-based videoconferencing has made notable progress in lowering service and hardware costs and increasing ease-of-use functionality. IP-based videoconferencing, according to a 2003 research report issued by Frost & Sullivan, is emerging as a powerful business collaboration tool offering significant opportunities for service providers and cost savings to enterprises. Videoconferencing services with value add-ons, such as web-based portals, centralized management and monitoring, as well as, seamless connectivity between disparate endpoints and networks, will continuously expand the end-user base. While most major service providers have introduced IP-based videoconferencing services, widespread adoption of IP videoconferencing has been hindered by (1) large service providers' reluctance to fully commit to migrating to IP-based service, which would cannibalize their ISDN businesses and (2) corporate information technology managers' fear that running video applications over the same network on which data is transmitted would slow down critical data transfer. To overcome these challenges, many IP-based service providers are continuing to improve and augment their existing services with features superior to ISDN-based solutions, thus promoting the migration from ISDN to IP. In addition, industry participants have designed innovative solutions to resolve Quality of Service, or QoS, issues, including building a network that is exclusively dedicated to video communications.

EVOLUTION OF IP-BASED VIDEOCONFERENCING. Prior to 1996, video transmitted over IP networks was either experimental or proprietary because there were no standards for transmitting video and the networks could not support the real-time characteristics for delay and jitter that audio and video require. Beginning in 2000, a number of network service providers began capitalizing on the improvements in network data management and control by offering IP voice and video services that favorably competed with ISDN-based video offerings. Relying on several complementary technologies built into the latest network routers, switches, and last-mile technologies, several companies began offering IP-based services designed primarily for intra-company video communications. Today, IP videoconferencing is usually marketed as having three major advantages over ISDN videoconferencing services: (1) less expensive, (2) more reliable than ISDN conferencing, and (3) delivery of better audio and video quality. IP videoconferencing also provides significant management benefits. IP based video systems are always connected to the packet-switched network. This constant connectivity allows these systems to be remotely controlled and managed from a central location. Large-scale conferencing environments often use an IP-based product, called a gatekeeper, to control and track the usage of their videoconferencing systems, enabling improved measurement of return on investment and convenient billing mechanisms.

MARKET MOVEMENT TO IP. Industry statistics indicate the movement to IP is proceeding. In a survey of resellers performed in the third quarter of 2002 by Wainhouse Research, median reseller videoconferencing equipment revenue from sales into IP installations was 20% and the median IP related services revenue percentage was 15%. These same resellers also reported that 38% of the group videoconferencing units they sold went into IP installations. The implication is that a significant number of less expensive group videoconferencing systems are being sold, and they are being installed in IP video deployments. Wainhouse Research found that cost is the primary IP video adoption driver. Companies tend to transition from ISDN to IP due to the lower cast of transmitting video communications over an IP-based network.

NEED FOR DEDICATED NETWORK. Despite the fact that many corporate entities already have private networks theoretically capable of supporting IP video communications, most are reluctant to run a video application over the same network that supports its enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (for example, e-mail and file transfers) on a common network. Allocating enough bandwidth in a corporate local area network or Intranet to handle real-time transmission of sounds and images, in addition to data applications, is difficult and can significantly impede overall network performance. In addition, most businesses already find it difficult to effectively maintain and manage existing applications because of the shortage of information technology and network personnel. As a result, businesses increasingly require a solution employing a network dedicated to video, which enables them to manage video communications isolated from their other applications and existing communications infrastructure. An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

PRODUCTS AND SERVICES

We offer customers a comprehensive portfolio of video communications services, including video-conferencing, multi-point conferencing services and webcasting:

VIDEOCONFERENCING. Our videoconferencing service allows subscribers to conduct broadcast quality video calls with telephone-like ease-of-use and reliability. Each subscription plan comes with a regular telephone number, which allows users to make and receive calls without special codes or IP addresses. Our customers can also receive audio calls from colleagues through our video communications network. Each subscriber also has a unique, easy-to-use access code that makes video conference calling spontaneous. Like telephone conference calls with a participant dial-in number and security code, our Bridging-on-Demand allows callers to dial in a subscribers' pre-assigned number whether or not the participant is also on our video communications network. We offer four unlimited video calling plans priced at $499 and $799 (for 512 Kbps) and $799 and $1,099 (for 1280 Kbps).

MULTI-POINT CONFERENCING SERVICES. Our multi-point conferencing services provide multi-point video communications among three or more participants. These services include Bridging-on-Demand, Advanced Conferencing Services and Premium Conferencing Event Services.

     o Bridging-on-Demand - Allows users to have spontaneous, multi-point videoconferencing meetings regardless of the video hardware that each participant is using. With a Bridging-on-Demand conference passcode, users can participate on a conference call at a moment's notice without reservation.

     o Advanced Conferencing - Allows users to run multi-point videoconferencing meetings with up to 20 participating locations.

     o Premium Conferencing - Allows users to run multi-point videoconferencing meetings with more than 20 participating locations

WEBCASTING. Our Webcasting Service is a comprehensive, managed service that brings together video-conferencing and streaming media capabilities on a single platform, offering users a simple, cost-effective way to create live and on-demand webcasts through standards-based videoconferencing systems (H.320 and H.323). Our Webcasting Service provides an outsourced solution for small, medium and large organizations that need to reach a global audience with engaging, rich-media messages and presentations in a simple and cost-effective way over the web.

Our video communications network provides customers with a high-quality platform for video communications over IP and related applications. Our video communications service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol, or SNMP, gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications from our network operations center, or NOC.

To provide our video communications service, we have contracted with MCI, Cable & Wireless and Equinix for access to their IP backbone networks and co-location facilities. We have contracted with MCI, Covad Communications, New Edge Networks, Allegiance Telecom and others, and plan to contract with additional broadband access providers, for dedicated broadband access to our network using either digital subscriber lines (DSL), or dedicated 1.5 Mbps (T1) or 45 Mbps
(T3) lines. Products manufactured by a number of leading IP video communications and video networking equipment suppliers, including Polycom, Tandberg, RADVision, Cisco Systems and Sony, are compatible with our video communications service.

SALES AND MARKETING

We market and sell our services to all sectors including commercial, government, medical and education sectors through resellers. The divestiture of our equipment sales business has allowed us to contract with an expanded and diversified base of distribution partners. While our divested equipment sales business continues to be one of our resellers, we have recently added new channel partners including Applied Global Technologies, Communication Management Services, SPL Integrated Solutions, and VideoLink. We have begun training these new resellers who are expected to begin marketing our services in the first quarter of 2004. To attract additional resellers, we offer one of the most strategic and comprehensive channel sales and distribution programs in the video communications industry, designed to provide agents with both the tools and training necessary to effectively market the service. Our resellers benefit from dedicated account managers, competitive commissions and exclusive online management tools. Our strategy is to provide resellers with a world-class service offering along with the necessary training and tools to drive its resellers' marketing efforts. A step towards this strategy is evident in our recent launch of PartnerPoint, an online sale management tool available to our resellers. PartnerPoint provides sales agents with product information, news, marketing collateral, account information and sales tools necessary to perform sales and marketing activities as well as manage the sales process. Potential resellers include local network consulting companies, video application resellers, network service providers, endpoint equipment manufacturers and national videoconferencing solution providers.

CUSTOMERS

We have a stable, growing subscriber base of over 270 customers ranging from Fortune 500 companies to federal, state and municipal government entities to business and legal services firms to non-profit organizations. Vertical market segmentation among our current customers is as follows: 33%
corporate, 20% technical, 15% finance, 9% education, 9% legal, 8% medical and 6% government/non-profit. No single customer accounts for more than 10% of revenues or accounts receivable.

TECHNOLOGY

We employ a proprietary network architecture consisting of state-of-the-art equipment co-located at MCI, C&W and Equinix data centers across the country, connected by multiple dedicated high-speed DS3 circuits from MCI, C&W and Qwest. The sites, each a Glowpoint POP, are connected in a ring that virtually eliminates the risk of a single point of failure and provides industry-leading throughput, scalability and mission-critical resiliency. All equipment on the network complies with current H.323 (IP) standards.

Our network architecture was specially designed for the efficient and cost-effective delivery of feature-rich video content. The network boasts a fully deployed and sophisticated gatekeeper infrastructure that can support thousands of video endpoints with redundancy. The design enables us to provide a unique set of value-added services including, but not limited to, an exclusive call detail-recording (CDR) feature that allows for billing on a call-by-call basis for point-to-point, gateway and multipoint calls. Network IP providers would have to install video-specific gatekeeper technology throughout their networks to provide the additional functionality necessary to provide a similar service capability. The sheer volume of traffic carried by the major carriers would make such a project enormously expensive, and, most likely, cost prohibitive. We also have developed a specialized configuration of software, hardware and global positioning technology that enables us to accurately monitor jitter, packet loss and latency, and maximize overall network performance.

With our origins in videoconferencing equipment sales and service, we gained an understanding of the unique demands placed on a network by a videoconferencing application. Large-carrier IP networks were simply not designed for videoconferencing. Unlike a standard data application, video applications immediately expose network performance limitations. This need for quality and reliability prompted us to develop a parallel network exclusively dedicated to videoconferencing applications, but designed using standard network concepts and methodologies. We also understood that a network, alone, would not offer a sustainable competitive advantage. For that, we needed to develop proprietary software and a hardware-based service offering that leveraged our dedicated network architecture, and enabled us to offer a superior quality, yet easy to use system. In addition to the billing and reporting capabilities discussed above, other features and services include operator assistance, call forwarding, unassisted incoming and outgoing gateway calling, bridging-on-demand meeting rooms, web-based scheduling, LDAP authentication services, firewall transport, customer information center, data collection and statistical analysis tools. We believe that the Glowpoint service offers a unique set of capabilities that will be very difficult for competitors to match.

Glowpoint Solution

The Glowpoint network allows its customers to connect to virtually everywhere across the country and around the globe and to users whether or not they are on the Glowpoint network. We believe our service is superior to other videoconferencing services because it is the only service provider focused on three key factors that are essential to successful video communications: network architecture, network management applications and hardware interoperability.

NETWORK ARCHITECTURE. The Glowpoint network is a secure, state-of-the-art Multiple Protocol Layer Switching backbone with the critical redundancy and reliability businesses demand for their critical applications. The Glowpoint Network is built as a ring with mesh points to provide full redundancy on the backbone. Each Glowpoint POP is built with redundant equipment and circuits, allowing the network to achieve sub-second fail times and 99.99% availability. We operate 14 POPs, 10 in the U.S. and one each at facilities in Toronto, Canada; London, England; Puerto Rico and Tokyo, Japan. We offer the industry's most aggressive Service Level Agreement (SLA) with a 99.99% QoS commitment. Making a video call to a location not on the Glowpoint network is as simple as dialing the video number, including those video numbers using old ISDN technology. Complicated access codes are not required because the intelligence built into the Glowpoint network makes the complex connections invisible. We are currently the only service provider to offer unassisted incoming and outgoing gateway services. The Glowpoint network supports SDSL, HDSL, Frac T1, DS3, Sonet, ATM and Gigabit Ethernet options. The Glowpoint network also supports H.323, H.320, and SIP. We peer with multiple carriers so users can connect to users on any network, including the public internet.

NETWORK MANAGEMENT APPLICATIONS. We have developed pioneering video network management tools to provide a world-class customer experience. Some of our patent-pending applications include:

     o "000" Video Operator Service - Users can simply dial `000' to connect to a live Glowpoint network operator.

     o Unassisted Gateway Calling - Allows users to reach Glowpoint network and non-Glowpoint network subscribers without any complicated dialing instructions.

     o Least-Cost International Routing - Our intelligent network selects the least expensive option for international calls, resulting in great savings, even on calls to ISDN users.

     o Bridging-on-Demand - Allows users to conduct a spontaneous conference call, including both video and audio participants.

HARDWARE INTEROPERABILITY. We continually test H.323 compliant equipment in our network. The Glowpoint Certification Program was designed to provide us with the opportunity to test and assess new equipment, options and configurations for use in our network. The program sets strict standards for equipment performance at several levels. Customers can be assured that Glowpoint Certified products conform to the highest standards of H.323 compliancy as well as interoperability with other leading manufacturers of similar products. Our certification team has created a comprehensive test and evaluation methodology requiring that each manufacturer's class of H.323 video communications equipment meet or exceed performance, reliability and interoperability levels in the areas of video, audio, data, feature and capability set. Leading equipment manufacturers like Polycom, Tandberg, Sony and Radvision look to us as the industry leader to provide technical feedback and certification to their products.

Network Operations Center

We maintain a state-of-the-art network operations center (NOC) at our headquarters from which we monitor the operations of the Glowpoint network on a 24x7 basis. The NOC's primary functions are to monitor the network, manage and support all backbone equipment, provide usage information for billing, provide utilization data for capacity planning and provide value-added customer services. Only usage information and authentication packets, rather than actual video communications traffic, pass through the NOC. Technology in the NOC includes gatekeepers, routers and switches, servers, firewalls and load-balancing devices. The NOC uses redundant circuits to connect directly to our backbone.

Research and Development

As of December 31, 2003, we employed a staff of 11 software and hardware engineers who evaluate, test and develop proprietary applications. The costs of this team of engineers totaled approximately $1.3 million, $1.0 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. To augment these resources, we engage independent consultants from time-to-time. We expect that we will continue to commit resources to research and development in the future to further develop our proprietary network solution.

Intellectual Property

During the development of various aspects of the Glowpoint network, we developed applications and services that previously were not available. As a result, we have developed a significant stream of intellectual property, some of which have already been submitted for U.S. patent protection. We anticipate additional submissions in the future. To date, the following intellectual property have been submitted for patent protection:

     1. Glowpoint Network Architecture (how we built the network to support video over IP).

     2.   Dial 000 operator services;

     3. Billing/call detail gathering and processing including the creation of a video centric invoice;

     4.   Automated gateway routing incoming and outgoing;

     5.   Video specific SLA polling, performance gathering; and

     6.   Service Provider Firewall Traversal (VTS) process for video over IP.

We do not know whether any patent applications previously submitted will be approved, whether patents will be issued from patent applications which we may pursue or whether the scope of any patents issued will be sufficiently broad to protect our technologies or processes. Competitors may successfully challenge the validity and or scope of any such patents and or our trademarks.

To distinguish our service offerings from our competitors' services, we have obtained certain trademarks and trade names for our services, and we maintain certain advertising programs with industry organizations and standards committees to promote our brands. We also protect certain details about our processes, services and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. We expect to protect our services and processes by asserting our intellectual property rights where appropriate and prudent. We also will obtain patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

EMPLOYEES

As of December 31, 2003, we had 71 full-time employees. Of these employees, 20 are involved in engineering and development, 16 in customer service, 11 in providing network support, 8 in sales and marketing and 16 employees are employed in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

COMPETITION

We compete primarily with providers of video communications transport services, including AT&T, MCI, Sprint and some of the regional Bell operating companies and carriers. In the future, competition may increase from new and existing telecommunications services providers, which may include certain of our network providers, many of which have greater financial resources than we do.

We compete primarily on the basis of our:

     o    sole focus on the video communications industry;

     o    breadth of service offerings;

     o    nationwide presence;

     o    technical expertise;

     o    knowledgeable sales, service and training personnel; and

     o    commitment to customer service and support.

More than just a provider of bandwidth for video communications, we have developed a comprehensive approach to significantly improve videoconferencing to the point that it has the potential to become an integral tool for business communications. We have not only designed a network specifically for video communications but also have continued to develop proprietary network applications to ensure high quality, complete video communications. In addition, through the Glowpoint Certification Program, we have developed expertise in the area of hardware interoperability on a network. Our value-added services include video operators, bridging/multi-point video, seamless connectivity from IP to ISDN connections, on-line real-time billing, and call management. Our services offer subscribers substantially reduced transmission costs and superior video communications quality, remote monitoring, and management of all videoconferencing subscriber locations utilizing SNMP for products that support SNMP, gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications, firewall transport services and encryption.

We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of technologies relating to our business, the pricing policies of our competitors and suppliers, our ability to hire and retain key technical and management personnel and industry and general economic conditions.

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. The landlord for this office is Vitamin Realty Associates, L.L.C. of which Eric Friedman, a member of our Board of Directors until June 2001, is a member. These premises consist of approximately 9,000 square feet of leased office space and warehouse facilities. The term of this lease expires on April 30, 2005. The base rental for the premises during the term of the lease is $162,000 per annum. In addition, we are obligated to pay our share of the landlord's operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center.

In addition to our headquarters we lease an office in Windham, New Hampshire that houses our finance group and a technical facility in Camarillo, California that houses our Multiview Network Services group, help desk and technical personnel.

Item 3.  Legal Proceedings

We are defending one suit in the ordinary course of business which is not material to our business, financial condition or results of operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table presents historical trading information for our common stock for the two most recent fiscal years:

                                                                GLOWPOINT
                                                               COMMON STOCK
                                                           --------------------
                                                             HIGH         LOW
YEAR ENDED DECEMBER 31, 2002:
First Quarter...........................................    $6.89       $4.23
Second Quarter..........................................     4.75        1.74
Third Quarter...........................................     1.94        0.76
Fourth Quarter..........................................     3.11        1.36
YEAR ENDED DECEMBER 31, 2003:
First Quarter...........................................     2.74        1.69
Second Quarter..........................................     2.89        1.99
Third Quarter...........................................     3.65        2.57
Fourth Quarter..........................................     3.18        1.30


On March 25, 2004, the last reported sale price of our common stock was $1.97 per share as reported on the Nasdaq National Market, and 37,149,027 shares of our common stock were held by approximately 294 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series B preferred stock, which was issued in January 2004, going forward, are entitled to receive, out of any assets at the time legally available therefor and when and as declared by our board of directors, dividends at the rate of eight percent (8%) of the stated value per share of $24,000.00 per share per year from January 21, 2004 through July 21, 2005, increasing to twelve percent (12%) on July 22, 2005, payable annually at our option in cash or, so long as we have available shares reserved for issuance, in shares of common stock. Dividends on the Series B preferred stock shall accrue and be payable annually. Dividends on the Series B preferred stock are prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock.

Other than dividends to be paid on our Series B preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of dividends may be limited by financing arrangements into which we may enter in the future.

Recent Sales of Unregistered Securities

On January 22, 2004, we issued (i) an aggregate of 203.667 of our series B preferred stock and (ii) an aggregate of 250,000 shares of restricted common stock in exchange for the cancellation and termination of all of our outstanding 8% subordinated convertible notes in the aggregate principal amount of $4,888,000. The notes were held by institutional and other accredited investors. We also reduced the exercise price of the warrants to purchase shares of our common stock issued in connection with the notes from $3.25 to $2.75. Each share of Series B preferred stock is convertible into 10,000 shares of common stock. The securities issued in this transaction were exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof.

On February 17, 2004, we issued 6,100,000 shares of our common stock and warrants to purchase 1,830,000 shares of common stock to institutional and other accredited investors. The warrant exercise price is $2.75 per share of common stock. The gross proceeds from the offering were $13.7 million and are being used for general corporate purposes. The securities issued in this transaction were exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2003. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors, consultants and one employee. Specifically, we issued most of these options to Richard Reiss, our chairman, and Leo Flotron, our former president and chief operating officer, in connection with their employment agreements. We issued the remainder of these options to two consultants and two directors as compensation for services.

                                                                                                 NUMBER OF SECURITIES
                                                                       WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES TO     EXERCISE PRICE OF     FUTURE ISSUANCE UNDER EQUITY
                                           BE ISSUED UPON EXERCISE        OUTSTANDING             COMPENSATION PLANS
                                           OF OUTSTANDING OPTIONS,    OPTIONS, WARRANTS,        (EXCLUDING SECURITIES
PLAN CATEGORY                                WARRANTS, AND RIGHTS         AND RIGHTS          REFLECTING IN COLUMN (a))
---------------------------------------   -------------------------  --------------------   -----------------------------
Equity compensation plans approved
 by security holders ..................          3,983,366                  $ 3.24                    1,024,528
Equity compensation plans not
 approved by security holders .........          1,809,407                  $ 2.86                           --
                                                 ---------                  ------                    ---------
  Total ...............................          5,792,773                  $ 3.12                    1,024,528
                                                 =========                  ======                    =========

Item 6.  Selected Financial Data

The following selected consolidated financial information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                             2003        2002        2001        2000        1999
                                                           --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS INFORMATION:                                   (in thousands, except per share data)
Net revenues                                               $ 10,311    $  5,599    $  3,480    $  1,475     $  --

Cost of revenues                                             10,062       5,597       2,898       1,105        --
                                                           --------    --------    --------    --------    --------
Gross margin                                                    249           2         582         370        --
                                                           --------    --------    --------    --------    --------
Operating expenses
     Research and development                                 1,261       1,024         583        --          --
     Selling                                                  5,494       3,831       1,233         409        --
     General and administrative                               6,373       5,103       9,961       3,237        --
     Restructuring                                             --           260         110        --          --
     Impairment losses on other long-lived assets             1,379        --          --          --          --
     Amortization of goodwill                                  --          --           102        --          --
                                                           --------    --------    --------    --------    --------
Total operating expenses                                     14,507      10,218      11,989       3,646        --
                                                           --------    --------    --------    --------    --------
Loss from continuing operations                             (14,258)    (10,216)    (11,407)     (3,276)       --
                                                           --------    --------    --------    --------    --------
Other (income) expense
     Amortization of deferred financing costs                   377         123         100         344        --
     Interest income                                             (7)        (72)        (77)       (315)       --
     Interest expense                                         1,026         432         598          78        --
     Amortization of discount on subordinated debentures      1,988          39        --          --          --
                                                           --------    --------    --------    --------    --------
Total other expenses, net                                     3,384         522         621         107        --
                                                           --------    --------    --------    --------    --------
Loss before income taxes                                    (17,642)    (10,738)    (12,028)     (3,383)       --

Income tax provision                                           --          --           200         511        --
                                                           --------    --------    --------    --------    --------
Loss from continuing operations                             (17,642)    (10,738)    (12,228)     (3,894)       --

Loss from discontinued AV operations                         (1,173)     (2,696)       (396)       --          --
Income (loss) from discontinued VS operations                (3,624)    (44,844)     (1,566)        841        (528)
Income (loss) from discontinued Voice operations               --          (287)       (617)        521       1,592
Gain on sale of discontinued Voice operation                   --          --           277        --          --
                                                           --------    --------    --------    --------    --------
Net income (loss)                                           (22,439)    (58,565)    (14,530)     (2,532)      1,064

Deemed dividends on series A convertible preferred stock       --          --        (4,434)    (13,723)       --
                                                           --------    --------    --------    --------    --------
Net income (loss) attributable to common stockholders      $(22,439)   $(58,565)   $(18,964)   $(16,255)   $  1,064
                                                           ========    ========    ========    ========    ========

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         2003        2002        2001        2000       1999
                                                       ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS INFORMATION:                             (in thousands, except per share data)
Loss from continuing operations per share
     Basic                                             $   (0.60)  $   (0.37)  $   (0.59)  $   (0.30)  $    --
                                                       =========   =========   =========   =========   =========
     Diluted                                           $   (0.60)  $   (0.37)  $   (0.59)  $   (0.30)  $    --
                                                       =========   =========   =========   =========   =========
Income (loss) from discontinued operations per share
     Basic                                             $   (0.16)  $   (1.66)  $   (0.11)  $    0.10   $    0.22
                                                       =========   =========   =========   =========   =========
     Diluted                                           $   (0.16)  $   (1.66)  $   (0.11)  $    0.10   $    0.17
                                                       =========   =========   =========   =========   =========
Deemed dividends per share
     Basic                                             $    --     $    --     $   (0.21)  $   (1.07)  $    --
                                                       =========   =========   =========   =========   =========
     Diluted                                           $    --     $    --     $   (0.21)  $   (1.07)  $    --
                                                       =========   =========   =========   =========   =========
Net income (loss) per share:
     Basic                                             $   (0.76)  $   (2.03)  $   (0.91)  $   (1.27)  $    0.22
                                                       =========   =========   =========   =========   =========
     Diluted                                           $   (0.76)  $   (2.03)  $   (0.91)  $   (1.27)  $    0.17
                                                       =========   =========   =========   =========   =========
Weighted average number of common shares
     and equivalents outstanding:
     Basic                                                29,456      28,792      20,880      12,817       4,910
                                                       =========   =========   =========   =========   =========
     Diluted                                              29,456      28,792      20,880      12,817       6,169
                                                       =========   =========   =========   =========   =========

BALANCE SHEET INFORMATION:

Cash and cash equivalents                              $   4,185   $   2,762    $  1,689   $   1,871   $      60
Working capital                                            4,865      27,819      15,639      19,921       4,526
Total assets                                              23,987      61,502     104,499      84,372      10,867
Long-term debt (including current portion)                 1,904       5,846          83       3,128       2,186
Series A mandatorily redeemable convertible
preferred stock                                            --           --         --         10,371        --
Total stockholders' equity                                18,814      36,586      68,909      49,658       5,194

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties include market acceptance and availability of new video communication services, the nonexclusive and terminable at will nature of sales agent agreements, rapid technological change affecting demand for our services, competition from other video communication service providers, and the availability of sufficient financial resources to enable us to expand our operations, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

We provide comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade, IP-based subscriber network, the Glowpoint network, that is designed exclusively for video communications. Our network spans 14 points of presence (POPs) across three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. Since launching our subscription service in late 2000, the Glowpoint network has carried approximately 13 million minutes of video calls on behalf of over 270 customers. The growth of subscriptions was fairly steady through early 2003, when it was determined that separating the Glowpoint video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communciations service. At the time of the sale, we changed our name from Wire One Technologies, Inc. to Glowpoint, Inc. In September 2003, we completed the sale of our videoconferencing equipment business which had been central to our operations, in order to focus solely on growing our video communications services. Glowpoint's mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

Wire One was formed on May 18, 2000 by the merger of All Communications Corporation and View Tech, Inc. From July 2000 through November 2001, we made several small acquisitions for a total of approximately $9.3 million in cash and stock. In October 2001, we sold our Voice communications business for approximately $2 million and in March 2003, we sold our audio-visual business for approximately $0.8 million.

On September 23, 2003, we sold substantially all of the assets of our Video Solutions (VS) business to an affiliate of Gores Technology Group (Gores), a privately held international acquisition and management firm, in order to focus solely on growing our Glowpoint network service. The VS segment included our videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consisted of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements with its assets and liabilities summarized in single line items on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statement of operations. See Note 3 for further information.

In the fourth quarter of 2003, we named a new Chief Executive Officer and President of the Company, David C. Trachtenberg. Two themes guided our activities in the fourth quarter: (1) back to basics and (2) distribution diversification. Back to basics was designed to ensure focus on our operational efficiencies. Distribution diversification focused on raising the visibility of the Company and creating multi-partner sales momentum.

A key focus is making subscriber locations revenue producing as quickly as possible. We reduced our subscriber location backlog from 246 at the end of the third quarter of 2003 to 91 at the end of the fourth quarter of 2003. The subscriber location backlog, which consists of locations under contract but not yet installed, was reduced as a result of a more efficient provisioning process which enabled us to get customers on our network and billable 20% faster than in the prior quarter. Over half of the new subscriber locations ordered in the fourth quarter were brought onto the Glowpoint network and made billable in the same quarter. In addition, we identified over $300,000 in quarterly network costs for elimination, most of which were gone by the end of the fourth quarter. Finally, we began passing through the mandated federal 9.2% universal service fee in December invoices. We managed a seamless transition to this billing update through clear communication with our customers.

We are aware that we cannot become profitable by only cutting costs and that an integral part of our strategy must be to increase sales. This begins with products that our customers will use and that are profitable for us. We spent the fourth quarter of 2003 creating and implementing a new product strategy to drive profitable growth and to reflect our mission of making video communications an integral business tool by making it easy, spontaneous and affordable. These efforts culminated in the January 6, 2004 launch of our new suite of the U.S.'s first "All You Can See" unlimited video calling plans. The new strategy balances reducing the barriers to video communication's use with a need to ensure that each new billable location on the Glowpoint network drives profitable revenue. We attempted to simplify the decision-making process for our customers by simplifying our plans. We discontinued our pay-as-you-go and hourly plans. For one monthly subscription fee, our users get unlimited or "all you can see" use of the Glowpoint network when they communicate with other Glowpoint locations, regardless of where they are. We also bundled additional value into the plans, like our direct dial video numbers, bridging on demand and dial 000 live video operator technology, so that our customers could use the Glowpoint network in an easier and more spontaneous manner.

We also aligned our costs with our revenue by discontinuing our pay-as-you-go plan, moving to annual contracts and pre-qualifying all locations quickly and efficiently, so that we could match our underlying costs with revenues as quickly as possible. We made it easier for our customers to use, and our certified agents to sell the Glowpoint service by introducing fully automated online tools such as CustomerPoint, a portal on our website for our customers, and PartnerPoint, a portal on our website for our resellers. These tools will ensure our ability to scale effectively with our growth and ensure quality control for our sales partners and subscribers. Our fourth quarter 2003 product realignment was designed to drive higher average variable gross margins for each new billable location on the Glowpoint network. The impact to our results should be evident over the course of 2004 as the new products take hold in our distribution channel to become a larger percentage of our embedded billable subscriber location base.

While our current subscribers are able to upgrade to the new products, we did grandfather their existing billable subscriber locations. However, all new Glowpoint locations ordered must be on the new pricing plans. Second, we honored quotes using the legacy pricing through January 31, 2004. However, this should only impact our orders through the Gores' affiliate, Wire One Technology, Inc., reseller channel, as we trained all new channels from the fourth quarter of 2003 and the first quarter of 2004 on our new plans only. Parallel with our re-training and re-launching of Glowpoint within our important Wire One distribution partnership, we signed Communications Management Services and Applied Global Technologies as two new national partners. We continued to expand our distribution channels in early 2004 with the addition of Videolink, Inc. and Videre Conferencing as new partners.

The changes in the fourth quarter 2003 in operations and product strategy have effectively positioned us for profitable growth. Thus, with a strong foundation, we took the opportunity to reinforce our financial health. In January 2004, we announced the exchange of $4.89 million of our outstanding notes for convertible preferred stock, thus simplifying our capital structure. In February 2004, we announced the closing of a $13.7 million private placement of common stock and warrants.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                              2003       2002       2001
                                                             ------    --------    ------
Net revenues                                                  100.0%      100.0%    100.0%

Cost of revenues                                               97.6       100.0      83.3
                                                             ------    --------    ------
Gross margin                                                    2.4         0.0      16.7
                                                             ------    --------    ------
Operating expenses
      Research and development                                 12.2        18.3      16.8
      Selling                                                  53.3        68.4      35.4
      General and administrative                               61.8        91.1     286.2
      Restructuring                                            --           4.7       3.2
      Impairment losses on other long-lived assets             13.4       --         --
      Amortization of goodwill                                 --         --          2.9
                                                             ------    --------    ------
Total operating expenses                                      140.7       182.5     344.5
                                                             ------    --------    ------
Loss from continuing operations                              (138.3)     (182.5)   (327.8)
                                                             ------    --------    ------
Other (income) expense
      Amortization of deferred financing costs                  3.6         2.2       2.9
      Interest income                                          (0.1)       (1.3)     (2.2)
      Interest expense                                         10.0         7.7      17.2
      Amortization of discount on subordinated debentures      19.3         0.7      --
                                                             ------    --------    ------
Total other expenses, net                                      32.8         9.3      17.9
                                                             ------    --------    ------
Loss before income taxes                                     (171.1)     (191.8)   (345.7)
Income tax provision                                           --         --          5.7
                                                             ------    --------    ------
Loss from continuing operations                              (171.1)     (191.8)   (351.4)

Loss from discontinued AV operations                          (11.4)      (48.2)    (11.4)
Loss from discontinued VS operations                          (35.1)     (800.9)    (45.0)
Loss from discontinued Voice operations                        --          (5.1)    (17.8)
Gain on sale of discontinued Voice operation                   --         --          8.0
                                                             ------    --------    ------
Net loss                                                     (217.6)   (1,046.0)   (417.6)
Deemed dividends on series A convertible preferred stock       --         --        127.4
                                                             ------    --------    ------

Net loss attributable to common stockholders                 (217.6)%  (1,046.0)%  (545.0)%
                                                             ======    ========    ======

YEAR ENDED DECEMBER 31, 2003 (2003 PERIOD) COMPARED TO YEAR ENDED DECEMBER 31, 2002 (2002 PERIOD).

NET REVENUES. Net revenues from continuing operations increased $4.7 million, or 84%, in the 2003 period to $10.3 million from $5.6 million for the 2002 period. Subscription and related revenue increased $4.5 million, or 195%, in the 2003 period to $6.8 million from $2.3 million for the 2002 period. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.2 million, or 6%, in the 2003 period to $3.5 million from $3.3 million for the 2002 period. The growth in subscription and related revenue was the result of having, on average, 578 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each producing an average of $752 per month in revenue. There were 839 average billable subscriber locations in the 2003 period and 261 in the 2002 period. The average monthly subscription and related revenue per subscriber location fell 9% from $747 in the 2002 period to $680 in the 2003 period. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan. The $0.2 million increase in non-subscription revenue resulted from the following: 1) a $0.5 million increase in H.323 bridging revenue from $0.7 million in the 2002 period to $1.2 million in the 2003 period resulting from increased billable subscriber locations; 2) a $0.2 million increase in installation revenue from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 397 in the 2002 period to 730 in the 2003 period; and 3) a $0.5 million decline in H.320 bridging revenue from $2.2 million in the 2002 period to $1.7 million in the 2003 period.

COST OF REVENUE. Cost of revenue increased $4.5 million, or 80%, in the 2003 period to $10.1 million from $5.6 million for the 2002 period. Infrastructure costs (defined as backbone-related costs of network) increased $1.0 million, or 45%, in the 2003 period to $3.2 million from $2.2 million for the 2002 period. This increase resulted from two factors: 1) the build-out of the network to handle the video traffic of approximately 4,000 billable subscriber locations - $0.6 million of the increase; and 2) the evolution of the network to gain long-term cost efficiencies or as a result of backbone provider issues - $0.4 million of the increase. Access costs (defined as costs of connecting subscriber locations to the network) increased $2.5 million, or 147%, in the 2003 period to $4.2 million from $1.7 million for the 2002 period. The growth in access costs was the result of having, on average, 578 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each costing an average of $368 per month for access to the network. There were 839 average billable subscriber locations in the 2003 period and 261 in the 2002 period. The average monthly access costs per subscriber location fell 22% from $539 in the 2002 period to $421 in the 2003 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint video communications service along with the ISDN network costs of providing H.320 bridging services. These costs increased $0.9 million, or 53%, in the 2003 period to $2.6 million from $1.7 million for the 2002 period. This increase resulted primarily from three factors: 1) increased depreciation related to increased equipment deployed in the network - $0.3 million; 2) credits recorded in the September 2002 quarter of approximately $250,000 related to refunds of previously paid infrastructure and access fees; and 3) a $0.2 million increase in installation costs from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 397 in the 2002 period to 730 in the 2003 period. ISDN network costs fell $0.2 million in line with the decline in H.320 bridging revenue.

GROSS MARGINS. Gross margins increased to approximately $0.2 million in the 2003 period from approximately $2,000 in the 2002 period. As a percentage of revenue, gross margins increased in the 2003 period to 2.4%, as compared to 0.0% of net revenues in the 2002 period. The primary cause of the increase in gross margin is the increase in revenue ($1.9 million impact assuming a 40% marginal gross margin on the additional $4.7 million in revenue). Offsetting items included the increased fixed costs incurred to continue the build out of the network ($1.0 million), the costs to re-configure portions of the network that were incurred ($0.4 million) and the impact in the September 2002 quarter of approximately $250,000 in refunds of previously paid infrastructure and access fees. We believe that our gross margins will improve over the coming months and quarters as the impact is felt from our fourth quarter product realignment which was designed to drive average variable gross margins of 60 to 65 percent for each new billable subscriber location on the Glowpoint network. The impact to our results should be increasingly evident in 2004 as the new products take hold in our distribution channel to become a larger percentage of our embedded billable subscriber location base. We will also be focusing on minimizing our cost per subscriber location in order to deliver the Glowpoint service in the most efficient manner possible.

RESEARCH AND DEVELOPMENT. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.3 million in the 2003 period to $1.3 million from $1.0 million in the 2002 period but were down as a percentage of revenue from 18.3% in the 2002 period to 12.2% of revenue in the 2003 period. The increase in expenses was primarily the result of adding two full-time employees in the 2003 period. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand, test new products and technologies across the network and develop and enhance on-line tools to make the customer/partner experience a satisfying and productive one.

SELLING. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $1.7 million to $5.5 million in the 2003 period, from $3.8 million in the 2002 period but were down as a percentage of revenue from 68.4% in the 2002 period to 53.3% of revenue in the 2003 period. The primary component of the $1.7 million increase in costs is the $0.9 million of marketing costs incurred in the 2003 period related to the NBA draft ($0.3 million) and customer trials ($0.6 million). The remainder of the variance results from higher commissions and bonuses associated with higher revenue levels ($0.3 million), increased consulting expenses to review and re-launch our operations, product set, on-line tools and marketing, as well as to establish the Webcast service infrastructure and upgrade and automate our customer service systems ($0.2 million) and increased sales overhead (rent, depreciation, telecommunications, insurance, travel and office expenses) ($0.3 million).

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.2 million in the 2003 period to $6.3 million from $5.1 million in the 2002 period. General and administrative expenses as a percentage of net revenues for the 2003 period declined from 91.1% in the 2002 period to 61.8% in the 2003 period. The primary components of the $1.2 million increase in costs were $0.6 million in non-cash expense recorded in connection with the issuance of restricted stock and warrants as compensation and for financing and consulting services, $0.2 million of severance, change of management and other payouts and $0.3 million of additional professional fees incurred related to the search for a new CEO, filing the proxy and holding the annual meeting in August, divestitures and other corporate activities.

RESTRUCTURING. A restructuring charge of $260,000 was recorded in the 2002 period. This restructuring charge was related to severance and other personnel-related costs and was taken to position us to realize $2.0 million in annual operating expense savings.

IMPAIRMENT LOSSES ON OTHER LONG-LIVED ASSETS. In the third quarter of 2003, as a result of our periodic evaluation of long-lived assets used in operations, we determined that fixed assets with a net book of $1.4 million were no longer being used in our IP video network and generating cash flows to support their carrying values. In accordance with FASB Statement No. 144, these assets were written down to their fair value.

OTHER (INCOME) EXPENSES. Other expenses increased $2.9 million to $3.4 million in the 2003 period from $0.5 million in the 2002 period. The increase was primarily due to the recognition of $2.0 million in amortization of discount on the subordinated debentures issued in December 2002. The other major component of this category, interest expense, increased $0.6 million to $1.0 million. This increase was primarily due to higher interest expense on our line of credit facility of $0.1 million and interest accrued on the subordinated debentures of $0.6 million. Amortization of deferred financing costs increased $0.3 million to $0.4 million in the 2003 period from $0.1 million in the 2002 period. In addition to normal amortization recorded in the 2003 period, additional accelerated amortization of $0.2 million was recorded to recognize the reduction in the commitment amount of the line of credit that occurred in 2003.

INCOME TAXES. During the 2003 period, as we had done in the 2002 period, we established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock-based compensation. Due to the nature of the deferred tax assets, the related tax benefits, upon realization, will be credited substantially to the goodwill asset or additional paid-in capital, rather than to income tax expense.

DISCONTINUED OPERATIONS. In the 2003 period, we treated our AV division and VS segment as discontinued operations because: 1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division or the segment. We incurred a loss from discontinued AV operations in the 2003 period of $1.2 million which was $1.5 million less than the $2.7 million loss incurred in the 2002 period. Loss from discontinued VS operations decreased $41.2 million in the 2003 period to $3.6 million from the $44.8 million loss incurred in the 2002 period which included $41.4 million of impairment losses on goodwill and long-lived assets. Loss from discontinued voice operations decreased $0.3 million in the 2003 period to $0 from the $0.3 million loss incurred in the 2002 period.

NET LOSS. Net loss attributable to common stockholders decreased to $22.4 million, or $0.76 per basic and diluted share, from $58.6 million, or $2.03 per basic and diluted share, for the 2002 period. Earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations, it serves as a more accurate gauge of our current operating results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                              YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Net loss attributable to common stockholders               $(22,438,938)   $(58,565,183)
     Depreciation and amortization                            5,449,595       3,342,493
     Amortization of deferred financing costs                   376,596         122,680
     Amortization of discount on subordinated debentures      1,987,550            --
     Non-cash compensation                                    1,321,649         675,057
     Impairment losses on long-lived assets                   1,379,415            --
     Interest expense, net                                      374,865         360,148
     Loss from discontinued AV operations                     1,173,067       2,696,223
     Loss from discontinued VS operations                     3,623,637      44,844,385
     Loss from discontinued Voice operations                       --           286,880
                                                           ------------    ------------
EBITDA from continuing operations                          $ (6,752,564)   $ (6,237,317)
                                                           ============    ============

YEAR ENDED DECEMBER 31, 2002 (2002 PERIOD) COMPARED TO YEAR ENDED DECEMBER 31, 2001 (2001 PERIOD).

NET REVENUES. Net revenues from continuing operations increased $2.1 million, or 61%, in the 2002 period to $5.6 million from $3.5 million for the 2001 period. Subscription and related revenue increased $2.1 million, or 770%, in the 2002 period to $2.3 million from $0.2 million for the 2001 period. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.1 million, or 1%, in the 2002 period to $3.3 million from $3.2 million for the 2001 period. The growth in subscription and related revenue was the result of having, on average, 234 more billable subscriber locations in the 2002 period than in the 2001 period and those billable subscriber locations each producing an average of $1,059 per month in revenue. There were 261 average billable subscriber locations in the 2002 period and 27 in the 2001 period. The average monthly subscription and related revenue per subscriber location fell 9% from $817 in the 2001 period to $747 in the 2002 period. The decline in average monthly subscription and related revenue per subscriber location is the result of an increased number of DSL-supported locations (lower price point due to the lower cost). The $0.1 million increase in non-subscription revenue resulted from the following: 1) a $0.6 million increase in H.323 bridging revenue from $0.1 million in the 2001 period to $0.7 million in the 2002 period resulting from increased billable subscriber locations; 2) a $0.2 million increase in professional services revenue resulting from the NFL and NBA draft events and a corporate event for a Fortune 500 company; and 3) a $0.8 million decline in
H.320 bridging revenue from $3.0 million in the 2001 period to $2.2 million in the 2002 period.

COST OF REVENUE. Cost of revenue increased $2.7 million, or 93%, in the 2002 period to $5.6 million from $2.9 million for the 2001 period. Infrastructure costs increased $1.3 million, or 155%, in the 2002 period to $2.2 million from $0.9 million for the 2001 period. This increase resulted from the build-out of the network to handle the video traffic of approximately 4,000 billable subscriber locations. Access costs increased $1.5 million, or 781%, in the 2002 period to $1.7 million from $0.2 million for the 2001 period. The growth in access costs was the result of having, on average, 234 more billable subscriber locations in the 2002 period than in the 2001 period and those billable subscriber locations each costing an average of $534 per month for access to the network. There were 261 average billable subscriber locations in the 2002 period and 27 in the 2001 period. The average monthly access costs per subscriber location fell 9% from $595 in the 2001 period to $539 in the 2002 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint service along with the ISDN network costs of providing H.320 bridging services. These costs decreased $0.1 million, or 6%, in the 2002 period to $1.7 million from $1.8 million for the 2001 period. This decrease resulted primarily from three factors: 1) in the September 2002 quarter we recorded credits of approximately $250,000 related to refunds of previously paid infrastructure and access fees; 2) increased depreciation related to increased equipment deployed in the network - $0.2 million; and 3) ISDN network costs fell $0.1 million in line with the decline in H.320 bridging revenue.

GROSS MARGINS. Gross margins decreased approximately $0.6 million in the 2002 period from approximately $0.6 million in the 2001 period to approximately $2,000. As a percentage of revenue, gross margins decreased in the 2002 period to 0%, as compared to 16.7% of net revenues in the 2001 period. The primary causes of the decrease in gross margin were the increased fixed costs incurred to continue the build out of the network ($1.3 million) and increased depreciation related to increased equipment deployed in the network - $0.2 million offset by the increase in gross margin expected from the increase in revenue ($0.8 million, assuming a 40% marginal gross margin on the additional $2.1 million in revenue) and the impact in the September 2002 quarter of approximately $250,000 in refunds of previously paid infrastructure and access fees.

RESEARCH AND DEVELOPMENT. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.4 million in the 2002 period to $1.0 million from $0.6 million in the 2001 period and were up as a percentage of revenue from 16.8% in the 2001 period to 18.3% of revenue in the 2002 period. The increase in expenses was the result of adding three full-time employees in the 2002 period and incurring increased telecommunications, depreciation and rent costs.

SELLING. Selling expenses increased $2.6 million in the 2002 period to $3.8 million, from $1.2 million in the 2001 period and were up as a percentage of revenue from 35.4% in the 2001 period to 68.4% of revenue in the 2002 period. The primary cause for the $2.6 million increase in costs for the 2002 period is the $1.7 million increase in salaries and benefits which was the result of adding twenty full-time employees in the 2002 period. The remainder of the variance results from higher commissions and bonuses associated with higher revenue levels ($0.1 million), increased marketing expenses ($0.4 million) and increased sales overhead (rent, depreciation, telecommunications, insurance, travel and office expenses) ($0.4 million).

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $4.9 million in the 2002 period to $5.1 million from $10.0 million in the 2001 period. General and administrative expenses as a percentage of net revenues for the 2002 period declined from 286.2% in the 2001 period to 91.1% in the 2002 period. This category of expense was significantly impacted by non-recurring charges that were recognized in the fourth quarter of 2001. The most significant of these 2001 charges was the $4.0 million non-cash charge related to a five-year extension of certain stock options granted to our then Chief Executive Officer, the non-cash charge of $630,000 for accelerated amortization of Glowpoint network-related capitalized costs and the $375,000 charge related to the settlement of outstanding litigation. In the 2002 period a $0.2 million non-cash charge related to the one-year extension of certain stock options granted to our then Chief Operating Officer was incurred. The net impact of these items accounts for the majority of the $4.9 million decrease.

RESTRUCTURING. A restructuring charge of $260,000 was recorded in the 2002 period. This restructuring charge was related to severance and other personnel-related costs and was taken to position us to realize $2.0 million in annual operating expense savings. A restructuring charge of $110,000 was recorded in the 2001 period. This restructuring charge was related to severance and other personnel-related costs and was taken to facilitate the relocation of the Company's accounting and finance group from New Jersey to New Hampshire.

OTHER (INCOME) EXPENSES. Other expenses decreased $0.1 million to $0.5 million in the 2002 period from $0.6 million in the 2001 period. One component of this category, amortization of deferred financing costs, increased to $123,000 in the 2002 period as compared to $100,000 in the 2001 period. In addition, interest income decreased in the 2002 period to $72,000 as compared to $77,000 in the 2001 period. Interest expense decreased in the 2002 period to $432,000 as compared to $598,000 in the 2001 period. The decline in interest expense resulted from having lower average outstanding loan balances in the 2002 period versus the 2001 period and from the lower level of interest rates that existed in the 2002 period versus the 2001 period.

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

DISCONTINUED OPERATIONS. In the 2002 period, we treated our audio-visual integration division as a discontinued operation because: 1) the operations and cash flows of this component have been eliminated from our ongoing operations as a result of a disposal transaction; and 2) we do not have any significant continuing involvement in the operation of the division after the disposal transaction. We incurred a loss from discontinued operations relating to the audio-visual integration division in the 2002 period of $2.7 million and a $0.4 million loss in the 2001 period. In addition, as a result of several post-closing adjustments related to the sale of its voice communications business, we incurred a $0.3 million loss from this discontinued operation in the 2002 period. We incurred a $0.6 million loss from discontinued operations in the 2001 period which resulted from lower revenues to cover the fixed costs of the voice communications unit and higher costs of revenues as competitive pressures reduced gross margins.

NET LOSS. Net loss attributable to common stockholders increased to $58.6 million, or $2.03 per basic and diluted share in the 2002 period, from $19.0 million, or $0.91 per basic and diluted share, for the 2001 period. EBITDA from continuing operations is a measurement tool management used to understand our results of operations. As EBITDA from continuing operations does not include non-cash charges and the results of discontinued operations, it serves as a more accurate gauge of our current operating results. In addition, our primary covenant with our asset-based lender was based on EBITDA results. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
Net loss attributable to common stockholders                    $(58,565,183)   $(18,964,294)
     Depreciation and amortization                                 3,342,493       2,789,274
     Amortization of deferred financing costs                        122,680          99,912
     Amortization of goodwill                                           --           102,340
     Non-cash compensation                                           675,057       4,442,316
     Interest expense, net                                           360,148         521,219
     Income taxes                                                       --           200,000
     Deemed dividends on Series A convertible preferred stock           --         4,433,904
     Other non-recurring, non-cash items                                --         1,165,000
     Loss from discontinued VS operations                         44,844,385       1,566,208
     Loss from discontinued AV operations                          2,696,223         395,697
     Loss from discontinued Voice operations                         286,880         617,389
     Gain on sale of discontinued Voice operations                      --          (277,414)
                                                                ------------    ------------
EBITDA from continuing operations                               $ (6,237,317)   $ (2,908,449)
                                                                ============    ============

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had working capital of $4.9 million compared to $27.8 million at December 31, 2002, a decrease of approximately 83%. We had $4.5 million in cash and cash equivalents at December 31, 2003 compared to $2.8 million at December 31, 2002. The $22.9 million decrease in working capital resulted primarily from the net pay down of $5.8 million of bank loans, the funding of the $12.3 million cash loss from operations in the 2003 period, the payment of approximately $1.1 million in legal, accounting and investment banking fees associated with the sale of the VS operation and the purchase of $2.4 million of furniture, equipment and leasehold improvements.

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we issued to the holders of the notes (i) an aggregate of 203.667 shares of Series B convertible preferred stock and (ii) an aggregate of 250,000 shares of restricted common stock; and reduced the exercise price of the warrants to purchase shares of our common stock issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the $3.1 million of discount on subordinated debentures as of December 31, 2003 will be written off to expense in the first quarter of 2004.

In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued 1,830,000 warrants to purchase shares of our common stock at an exercise price of $2.75 per share. The warrants expire on August 17, 2009. The warrants are subject to certain anti-dilution protection. In addition, we issued to our placement agent five-year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

At December 31, 2003, we had a $7.5 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender's base rate plus 1 1/2% per annum. At December 31, 2003, there were no outstanding borrowings under this facility. Proceeds from the sale of the VS segment were used to pay down the outstanding balance under the facility to zero. The credit facility remained in place subsequent to the closing of the VS sale transaction. In February 2004, this credit facility was terminated at our request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 will be written off to expense in the first quarter of 2004. The credit facility contained certain financial and operational covenants. In 2003, we were in compliance with these covenants.

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                 ---------   ----------   ----------    --------  ---------
     Contractual Obligations                       Total        2004         2005         2006       2007
                                                 ---------   ----------   ----------    --------  ---------
Purchase obligations (1)                         $6,309,880  $4,998,012   $1,139,026    $172,842  $     --
Operating lease obligations                         321,055     264,336       56,719         --         --
Capital lease obligations                           174,588     138,456       36,132         --         --
                                                 ----------  ----------   ----------    --------  ---------
     Total                                       $6,805,523  $5,400,804   $1,231,877    $172,842  $     --
                                                 ----------  ----------   ----------    --------  ---------

(1) Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-3 years.

Future minimum rental commitments under all non-cancelable operating leases are as follows:

Year Ending December 31
2004 ..........................................................................   $264,336
2005 ..........................................................................     56,719
                                                                                  --------
                                                                                  $321,055
                                                                                  ========

Future minimum lease payments under capital lease obligations at December 31, 2003 are as follows:

2004 ..........................................................................   $ 138,456
2005 ..........................................................................      36,132
                                                                                  ---------
Total minimum payments ........................................................     174,588
Less amount representing interest .............................................      (8,434)
                                                                                  ---------
Total principal ...............................................................     166,154
Less portion due within one year ..............................................    (131,182)
                                                                                  ---------
Long-term portion .............................................................   $  34,972
                                                                                  =========

Net cash used by operating activities for the 2003 period was $6.5 million as compared to net cash used in operations of $14.1 million during the 2002 period. The primary source of operating cash in 2003 was the decrease in net assets of discontinued operations of $7.6 million. We used this cash to fund the $12.3 million cash loss from operations and the $2.1 million increase in other current assets.

In an effort to further develop our Glowpoint network solution, we employ a staff of 11 software and hardware engineers who evaluate, test and develop proprietary applications. Research and development costs, which include costs of the personnel in this group, the equipment that they use and their use of the network, totaled $1.3 million in the 2003 period. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand, test new products and technologies across the network and develop and enhance on-line tools to make the customer/partner experience a satisfying and productive one.

Investing activities for the 2003 period included purchases of $2.4 million for network, computer and videoconferencing equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2004. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2004. In addition, the sale of the VS segment yielded net proceeds of $16.2 million.

Financing activities in the 2003 period included net pay-downs under our revolving credit line totaling $5.8 million.

Management believes, based on current circumstances, that we have adequate capital resources to support current operating levels for at least the next twelve months.

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

REVENUE RECOGNITION

We recognize service revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the life of the customer contracts. Revenues derived from other sources are recognized when services are provided or events occur.

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

PREPAID COMMISSIONS

Prior to the sale of the VS operation, we paid commissions to VS employees for their efforts in obtaining year-long customer subscriptions on the Glowpoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At December 31, 2003 and 2002, the Company had deferred approximately $200,000 and $111,000, respectively, related to prepaid commissions.

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

In the third quarter of 2003, as a result of our periodic evaluation of long-lived assets used in operations, we determined that fixed assets with a net book of $1.4 million were no longer being used in our IP video network and generating cash flows to support their carrying values. In accordance with FASB Statement No. 144, these assets were written down to their fair value.

GOODWILL AND OTHER INTANGIBLE ASSETS

We follow Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142 (See Note 6).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                 GLOWPOINT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                         ------
Report of Independent Certified Public Accountants......................  F-1
Consolidated Balance Sheets at December 31, 2003 and 2002...............  F-2
Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001.....................................  F-3
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2003, 2002 and 2001.........................  F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001.....................................  F-5
Notes to Consolidated Financial Statements..............................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the
Stockholders of Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                                       BDO Seidman, LLP
Boston, Massachusetts
February 24, 2004

                                 GLOWPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                  2003             2002
                                                                              -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $   4,184,897    $   2,762,215
     Escrowed cash                                                                  335,188             --
     Accounts receivable, net of allowance for doubtful accounts of $71,620
         and $25,000 at December 31, 2003 and 2002, respectively                  2,305,552        1,277,891
     Net assets of discontinued AV operations                                          --            807,067
     Assets of discontinued VS operations                                              --         41,314,701
     Other current assets                                                         1,439,978          727,262
                                                                              -------------    -------------
        Total current assets                                                      8,265,615       46,889,136
Furniture, equipment and leasehold improvements                                  13,024,055       11,512,415
Goodwill-net                                                                      2,547,862        2,547,862
Other Assets                                                                        149,574          552,251
                                                                              -------------    -------------
        Total assets                                                          $  23,987,106    $  61,501,664
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $   2,368,484    $   1,055,427
     Accrued expenses                                                               900,690          681,369
     Liabilities of discontinued VS operations                                         --         17,333,120
     Current portion of capital lease obligations                                   131,182             --
                                                                              -------------    -------------
        Total current liabilities                                                 3,400,356       19,069,916
                                                                              -------------    -------------
Noncurrent liabilities:
     Bank loan payable                                                                 --          5,845,516
     Capital lease obligations, less current portion                                 34,972             --
                                                                              -------------    -------------
        Total noncurrent liabilities                                                 34,972        5,845,516
                                                                              -------------    -------------
        Total liabilities                                                         3,435,328       24,915,432
                                                                              -------------    -------------
Commitments and contingencies

Subordinated debentures                                                           4,888,000        4,888,000
Discount on subordinated debentures                                              (3,149,805)      (4,888,000)
                                                                              -------------    -------------
     Subordinated debentures, net                                                 1,738,195             --
                                                                              -------------    -------------
Stockholders' Equity:
     Preferred stock, $.0001 par value;
        5,000,000 shares authorized, none issued                                       --               --
     Common stock, $.0001 par value; 100,000,000 authorized;
        30,543,672 and 28,931,660 shares issued, respectively                         3,054            2,893
     Treasury Stock, 39,891 shares at cost                                         (239,742)        (239,742)
     Deferred compensation                                                       (1,650,607)        (186,994)
     Additional paid-in capital                                                 137,449,109      131,319,368
     Accumulated deficit                                                       (116,748,231)     (94,309,293)
                                                                              -------------    -------------
        Total stockholders' equity                                               18,813,583       36,586,232
                                                                              -------------    -------------
        Total liabilities and stockholders' equity                            $  23,987,106    $  61,501,664
                                                                              =============    =============

           See accompanying notes to consolidated financial statements

                                 GLOWPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR  ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
Net revenues                                                             $ 10,310,744    $  5,599,216    $  3,479,907

Cost of revenues                                                           10,061,881       5,596,801       2,898,460
                                                                         ------------    ------------    ------------
Gross margin                                                                  248,863           2,415         581,447
                                                                         ------------    ------------    ------------
Operating expenses
    Research and development                                                1,261,485       1,024,060         582,930
    Selling                                                                 5,493,905       3,830,489       1,232,876
    General and administrative                                              6,372,677       5,103,373       9,960,680
    Restructuring                                                                --           260,000         110,000
    Impairment losses on other long-lived assets                            1,379,415            --              --
    Amortization of goodwill                                                     --              --           102,340
                                                                         ------------    ------------    ------------
 Total operating expenses                                                  14,507,482      10,217,922      11,988,826
                                                                         ------------    ------------    ------------
 Loss from continuing operations                                          (14,258,619)    (10,215,507)    (11,407,379)
                                                                         ------------    ------------    ------------
 Other (income) expense
    Amortization of deferred financing costs                                  376,596         122,680          99,912
    Interest income                                                            (7,000)        (71,644)        (76,928)
    Interest expense                                                        1,026,469         431,792         598,147
    Amortization of discount on subordinated debentures                     1,987,550          39,360            --
                                                                         ------------    ------------    ------------
 Total other expenses, net                                                  3,383,615         522,188         621,131
                                                                         ------------    ------------    ------------
 Loss before income taxes                                                 (17,642,234)    (10,737,695)    (12,028,510)
 Income tax provision                                                            --              --           200,000
                                                                         ------------    ------------    ------------
 Loss from continuing operations                                          (17,642,234)    (10,737,695)    (12,228,510)
 Loss from discontinued AV operations                                      (1,173,067)     (2,696,223)       (395,697)
 Loss from discontinued VS operations                                      (3,623,637)    (44,844,385)     (1,566,208)
 Loss from discontinued Voice operations                                         --          (286,880)       (617,389)
 Gain on sale of discontinued Voice operation                                    --              --           277,414
                                                                         ------------    ------------    ------------
 Net loss                                                                 (22,438,938)    (58,565,183)    (14,530,390)
 Deemed dividends on series A convertible preferred stock                        --              --        (4,433,904)
                                                                         ------------    ------------    ------------
 Net loss attributable to common stockholders                            $(22,438,938)   $(58,565,183)   $(18,964,294)
                                                                         ============    ============    ============
 Loss from continuing operations per share:
    Basic and diluted                                                    $      (0.60)   $      (0.37)   $      (0.59)
                                                                         ============    ============    ============
 Loss from discontinued operations per share:
    Basic and diluted                                                    $      (0.16)   $      (1.66)   $      (0.11)
                                                                         ============    ============    ============
 Deemed dividends per share:
    Basic and diluted                                                    $       --      $       --      $      (0.21)
                                                                         ============    ============    ============
 Net loss attributable to common stockholders per share:
    Basic and diluted                                                    $      (0.76)   $      (2.03)   $      (0.91)
                                                                         ============    ============    ============
 Weighted average number of common shares and equivalents outstanding:
    Basic and diluted                                                      29,455,644      28,792,217      20,880,125
                                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Additional
                                               Common Stock      Treasury     Deferred     Paid in       Accumulated
                                             Shares    Amount      Stock    Compensation   Capital         Deficit         Total
                                           ----------  -------  ----------  -----------  -------------  -------------  -------------
Balance at December 31, 2000               17,299,725  $ 1,730   $    --    $(1,197,493)  $67,633,846   $(16,779,816)   $49,658,267

   Amortization of deferred option
        compensation                             --       --          --        457,566          --             --          457,566
   Extension of expiration date of CEO
        stock options                            --       --          --           --       3,984,750           --        3,984,750
   Exercise of stock options                1,508,863      150        --           --       1,589,212           --        1,589,362
   Issuance of common stock in
       business acquisitions                1,282,063      128        --           --       7,844,639           --        7,844,767
   Issuance of common stock                 2,220,000      222        --           --       9,851,039           --        9,851,261
   Common stock received in
        satisfaction of debt                  (39,891)      (3)   (239,742)        --            --             --         (239,745)
   Conversion of series A preferred
        stock (net of related costs
        of $78,269)                         3,021,429      302        --           --      14,726,429           --       14,726,731
   Deemed dividends on series A
        preferred stock                          --       --          --           --            --       (4,433,904)    (4,433,904)
   Net loss for the year                         --       --          --           --            --      (14,530,390)   (14,530,390)
                                           ----------  -------  ----------  -----------  ------------  -------------  -------------
Balance at December 31, 2001               25,292,189    2,529    (239,742)    (739,927)  105,629,915    (35,744,110)    68,908,665

   Amortization of deferred option
        compensation                             --       --          --        292,191          --             --          292,191
   Forfeiture of deferred option
        compensation                             --       --          --        260,742      (260,742)          --             --
   Issuance of stock options for services        --       --          --           --         135,339           --          135,339
   Extension of expiration date of COO
        stock options                            --       --          --           --         206,663           --          206,663
   Exercise of stock options                  158,482       16        --           --         371,473           --          371,489
   Exercise of warrants                        54,339        5        --           --            --             --                5
   Issuance of warrants for services             --       --          --           --         407,181           --          407,181
   Issuance of warrants in connection
        with subordinated debentures             --       --          --           --       4,571,921        (39,360)     4,532,561
   Issuance of shares in connection
        with Private Placement              3,426,650      343        --           --      20,257,618           --       20,257,961
   Net loss for the year                         --       --          --           --            --      (58,525,823)   (58,525,823)
                                           ----------  -------  ----------  -----------  ------------  -------------  -------------
Balance at December 31, 2002               28,931,660    2,893    (239,742)    (186,994)  131,319,368    (94,309,293)    36,586,232

   Amortization of deferred option
        compensation                             --       --          --        161,446          --             --          161,446
   Forfeiture of deferred option
        compensation                             --       --          --         25,548       (25,548)          --             --
   Deferred compensation related to
        the issuance of restricted stock      670,000       67        --     (1,945,200)    1,945,200           --               67
   Amortization of deferred compensation
        from the issuance of restricted
        stock                                    --       --          --        378,766          --                         378,766
   Deferred compensation related to
        the extension of the post-
        termination exercise period of
        stock options                            --       --          --     (2,233,834)    2,233,834           --             --
   Amortization of deferred
        compensation related to the
        extension of the post-termination
        exercise period of stock options         --       --          --      2,149,661          --             --        2,149,661
   Exercise of stock options                  603,012       60        --           --         630,875           --          630,935
   Exercise of warrants                        96,183       10        --           --            --             --               10
   Issuance of warrants for services             --       --          --           --         775,151           --          775,151
   Issuance of shares in lieu of interest
        on subordinated debentures            242,817       24        --           --         570,229           --          570,253
   Net loss for the year                         --       --          --           --            --      (22,438,938)   (22,438,938)
                                           ----------  -------  ----------  -----------  ------------  -------------  -------------
Balance at December 31, 2003               30,543,672  $ 3,054  $ (239,742) $(1,650,607) $137,449,109  $(116,748,231) $  18,813,583
                                           ==========  =======  ==========  ===========  ============  =============  =============

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                       2003           2002            2001
                                                                                  ------------    ------------    ------------
Cash flows from Operating Activities:
     Net loss                                                                     $(22,438,938)   $(58,565,183)   $(14,530,390)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                               4,888,970       4,984,475       7,192,029
         Amortization of deferred financing costs                                      376,596         122,680          99,912
         Amortization of discount on subordinated debentures                         1,987,550          39,360            --
         Non cash compensation                                                       4,008,076         675,057       4,442,316
         Impairment losses on goodwill                                                    --        40,012,114            --
         Impairment losses on long-lived assets                                      1,379,415       1,357,806            --
         Deferred income taxes                                                            --              --           200,000
         Loss on disposal of equipment                                                    --            28,305            --
         Increase (decrease) in cash attributable to changes
           in assets and liabilities, net of effects of
           acquisitions
               Escrowed cash                                                          (335,188)           --              --
               Accounts receivable                                                  (1,027,661)     10,029,925     (10,691,984)
               Inventory                                                                  --        (2,401,306)        548,423
               Net assets of discontinued AV operations                                807,067        (807,067)           --
               Net assets of discontinued VS operations                              6,761,095            --              --
               Other current assets                                                 (2,147,440)     (3,689,790)     (1,637,533)
               Other assets                                                             52,151         (90,329)         46,880
               Accounts payable                                                     (1,360,383)     (3,247,953)     (2,084,176)
               Accrued expenses                                                        219,320      (1,009,341)        182,412
               Deferred revenue                                                           --           (27,009)        322,409
               Other current liabilities                                                  --        (1,465,049)        564,293
                                                                                  ------------    ------------    ------------
                  Net cash used by operating activities                             (6,829,370)    (14,053,305)    (15,345,409)
                                                                                  ------------    ------------    ------------
Cash flows from Investing Activities:
     Purchases of furniture, equipment and
       leasehold improvements                                                       (2,399,297)     (4,745,933)     (7,981,050)
     Proceeds from sale of furniture, equipment and leasehold
       improvements                                                                       --            15,000            --
     Costs related to acquisition of business
       including cash acquired                                                            --              --          (175,513)
     Proceeds from sale of discontinued VS operation                                16,233,312            --              --
     Proceeds from sale of discontinued Voice operation                                   --              --         1,008,692
     Notes receivable from sale of discontinued Voice operation                           --              --         1,008,691
                                                                                  ------------    ------------    ------------
                  Net cash provided (used) by investing activities                  13,834,015      (4,730,933)     (6,139,180)
                                                                                  ------------    ------------    ------------
Cash flows from Financing Activities:
     Proceeds from common stock offering                                                  --        20,257,961       9,851,261
     Proceeds (costs) from issuance of subordinated debentures                        (249,355)      4,571,921            --
     Issuance of common stock for cash assets
       of GeoVideo Networks, Inc.                                                         --              --         2,500,000
     Costs of conversion of preferred stock                                               --              --           (78,269)
     Exercise of warrants and options, net                                             630,935         371,494       1,589,362
     Proceeds from bank loans                                                       75,545,455      78,894,947      87,748,581
     Payments on bank loans                                                        (81,390,971)    (83,677,513)    (80,120,499)
     Deferred financing costs                                                          (26,070)       (505,074)        (99,676)
     Payments on capital lease obligations                                             (91,957)        (56,734)        (87,293)
                                                                                  ------------    ------------    ------------
                  Net cash provided (used) by financing activities                  (5,581,963)     19,857,002      21,303,467
                                                                                  ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                                     1,422,682       1,072,764        (181,122)
Cash and cash equivalents at beginning of period                                     2,762,215       1,689,451       1,870,573
                                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                                        $  4,184,897    $  2,762,215    $  1,689,451
                                                                                  ============    ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                     $    227,103    $    182,176    $    598,147
                                                                                  ============    ============    ============
     Taxes                                                                        $       --      $       --      $      2,274
                                                                                  ============    ============    ============

Non-cash financing and investing activities:

During the year ended December 31, 2003 and 2002, the Company recorded non-cash amortization of discount on subordinated debentures of $1,987,550 million and $39,360, respectively.

During the year ended December 31, 2001, the Company recorded non-cash deemed dividends on Series A mandatorily redeemable convertible preferred stock of $4,433,904.

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

During the year ended December 31, 2001, the Company received 39,891 shares of treasury stock common stock valued at $239,742 in satisfaction of outstanding debt owed to the Company by former VTI directors and related parties.

Equipment with costs totaling $258,110 was acquired under capital lease arrangements during the year ended December 31, 2003.


          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 -- THE BUSINESS

Glowpoint, Inc. ("Glowpoint" or the "Company"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade, IP-based subscriber network that is designed exclusively for video communications. The network spans across three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when it was determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for the Glowpoint network. On September 23, 2003, Glowpoint, formerly known as Wire One Technologies, Inc. ("Wire One") completed the sale of its Video Solutions
(VS) business to Gores Technology Group ("Gores") business which had been central to the Company's operations, in order to focus solely on growing its video communications services. Glowpoint's mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities, and quality of existing video communications in order to make it an integral part of business communications.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC"), and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

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

     Revenue recognition

The Company recognizes service revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services as service is provided. Customer activation fees are deferred and recognized over the life of the customer contract. Revenues derived from other sources are recognized when services are provided or events occur.

     Cash and cash equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents consisted of $4.5 million and $2.8 million at December 31, 2003 and 2002.

In September 2003, as a condition to closing the sale of its videoconferencing equipment business, the Company set aside $335,000 in an interest-bearing escrow account. These funds are restricted as to their use until certain calculations required by the asset purchase agreement are performed and agreed between the parties or determined by independent accountants and are included in escrowed cash on the accompanying consolidated balance sheet at December 31, 2003.

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

The Company performs ongoing credit evaluations of its customers. No single customer accounts for more than 10% of the Company's revenues or accounts receivable. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Prepaid Commissions

Prior to the sale of the VS operation, the Company paid commissions to VS employees for their efforts in obtaining year-long customer subscriptions on the Glowpoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At December 31, 2003 and 2002, the Company had deferred approximately $200,000 and $111,000, respectively, related to prepaid commissions.

      Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Furniture, equipment and leasehold improvements include fixed assets subject to capital leases which are depreciated over the life of the respective asset.

     Long-lived assets

The Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets, might not be recoverable in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

In the third quarter of 2003, as a result of our periodic evaluation of long-lived assets used in operations, we determined that fixed assets with a net book of $1.4 million were no longer being used in our IP video network and generating cash flows to support their carrying values. In accordance with FASB Statement No. 144, these assets were written down to their fair value.

     Goodwill and other intangible assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142 (See Note 6).

The following tables present a reconciliation of net income and earnings per share for the year ended December 31, 2001, adjusted to exclude goodwill amortization. Goodwill was not amortized in the years ended December 31, 2003 and 2002.

                                                                    Year Ended
                                                                   December 31,
                                                                       2001
                                                                   ------------
Reported net loss attributable to common stockholders              $(18,964,294)
Goodwill amortization - continuing operations                           102,340
Goodwill amortization - discontinued operations                       2,581,307
                                                                   ------------
Adjusted net loss attributable to common stockholders              $(16,280,647)
                                                                   ============

Reported net loss per basic and diluted share                      $      (0.91)
Goodwill amortization - continuing operations                              0.01
Goodwill amortization - discontinued operations                            0.12
                                                                   ------------
Adjusted net loss per basic and diluted share                      $      (0.78)
                                                                   ============

    Income taxes

The Company uses the liability method to determine its income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities (principally certain accrued expenses, compensation expenses, depreciation expense and allowance for doubtful accounts), and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

     Earnings (loss) per share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In determining basic loss per share for the periods presented, the effects of deemed dividends related to the Company's series A mandatorily redeemable convertible preferred stock is added to the net loss.

Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of subordinated debentures using the if-converted method. Diluted loss per share for 2003, 2002 and 2001 is the same as basic loss per share, since the effects of the calculation for those years were anti-dilutive.

                                                        YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                   2003         2002         2001
                                                ----------   ----------   ----------
Weighted average shares outstanding             29,455,644   28,792,217   20,880,125
Effect of dilutive options and warrants               --           --           --
                                                ----------   ----------   ----------
Weighted average shares outstanding including
   dilutive effect of securities                29,455,644   28,792,217   20,880,125
                                                ==========   ==========   ==========

Weighted average options and warrants to purchase 11,956,659, 11,143,590 and 9,535,609 shares of common stock during the years ended December 31, 2003, 2002 and 2001, respectively, and subordinated debentures convertible into 2,036,667 common shares in 2003 and 2002, were not included in the computation of diluted earnings per share because the Company reported a net loss attributable to common stockholders for these periods and their effect would have been anti-dilutive.

     Stock-Based Compensation

The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. SFAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

The fair value of stock options or warrants issued in return for services rendered by any non-employees is estimated on the date of grant using the Black-Scholes pricing model and is charged to operations over the vesting period or the terms of the underlying service agreements. The Company adjusts these estimates for any increases in market price for each of its reporting periods.

In 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which (i) amends SFAS No. 123, to provide alterative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of, SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company continues to account for employee stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS No. 148 are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                             2003             2002            2001
                                                          ------------    ------------    ------------
Net loss attributable to common stockholders,             $(22,438,938)   $(58,565,183)   $(18,964,294)
   as reported

Add: stock based employee compensation
   expense included in reported net loss, net of tax         2,311,107         292,191         457,566
Deduct: total stock based employee
   compensation expense determined under the fair value
   based method for all awards, net of tax                  (5,486,945)     (6,125,125)     (6,785,478)
                                                          ------------    ------------    ------------
Pro forma net loss                                        $(25,614,776)   $(64,398,117)   $(25,292,206)
                                                          ============    ============    ============
Net loss per share:
Basic  and diluted - as reported                          $      (0.76)   $      (2.03)   $      (0.91)
Basic and diluted - pro forma                             $      (0.87)   $      (2.24)   $      (1.21)

The weighted-average grant date fair value of options granted during 2003, 2002 and 2001 under the Black-Scholes option pricing model was $1.23, $1.90 and $2.70 per option, respectively.

The fair value of each option granted in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2003          2002         2001
                                                             ----------   ----------   -----------
Risk fees interest rates..................................     4.00%         3.89%        4.40%
Expected option lives.....................................   7.55 years   5.00 years   3.81 years
Expected volatility.......................................     79.32%       145.41%       115.9%
Expected dividend yields..................................     None           None         None

   Fair value of financial instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable and bank loan payable, the carrying value of which approximated fair value at December 31, 2003 and 2002. The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

    Recent accounting pronouncements

In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB

No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.


NOTE 3 -- DISCONTINUED OPERATIONS

In September 2003, the Company completed the sale of all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to its VS segment to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. The Company is entitled to receive total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. Gores held back $2 million to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The $2 million cash holdback and the $1 million unsecured promissory note were not recorded on the consolidated balance sheet as of December 31, 2003 as Gores had not yet completed their evaluation of the acquired assets. A deferred gain on sale of the VS operation totaling $646,000 was recorded and is a component of accrued expenses on the accompanying consolidated balance sheet as of December 31, 2003. Gores will also pay Glowpoint on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay the Company $2 million less amounts previously paid. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including
(1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) the Company's accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

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

Assets of discontinued VS operations consist of the following:

                                                                          DECEMBER 31, 2002
                                                                          -----------------
Accounts receivable .....................................................   $24,163,666
Inventory ...............................................................     8,122,996
Other current assets ....................................................     6,149,214
Fixed assets ............................................................     2,684,264
Other assets ............................................................       194,561
                                                                            -----------
     Total ..............................................................   $41,314,701
                                                                            ===========

Liabilities of discontinued VS operations consist of the following:

                                                                          DECEMBER 31, 2002
                                                                          -----------------
Accounts payable ........................................................   $ 7,994,535
Accrued expenses ........................................................     1,441,444
Deferred revenue ........................................................     7,871,267
Other liabilities .......................................................        25,874
                                                                            -----------
     Total ..............................................................   $17,333,120
                                                                            ===========

Revenues and pretax loss from discontinued VS operations are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
Revenues                                             $ 40,253,589    $ 77,148,861    $ 70,931,571
Pretax loss                                          $ (3,623,637)   $(44,844,385)   $ (1,566,208)

In March 2003, the Company completed the sale of certain assets of its Audio-Visual ("AV") component to Columbia, Maryland-based Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in full. The sale of the AV component was aimed at enabling the Company to focus more of its resources to the development and marketing of its Glowpoint network and to its video solutions business. As a consequence, this unit has been classified as a discontinued operation in the accompanying consolidated financial statements, with its net assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Net assets of discontinued AV operations consist of the following:

                                                           DECEMBER 31, 2002
                                                           -----------------
Inventory                                                      $300,000
Other current assets                                            507,067
                                                               --------
                  Total                                        $807,067
                                                               ========

Revenues and pretax loss from discontinued AV operations are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
Revenues                                             $  3,876,822    $ 17,260,642    $ 14,504,757
Pretax loss                                          $ (1,173,067)   $ (2,696,223)   $   (395,697)

On October 24, 2001, the Company completed the sale of its voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note which was paid in 2002. The Company's sale of its voice communications unit was aimed at enabling it to sharpen its focus on video solutions and on Glowpoint. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item on the consolidated statements of operations.

Revenues and pretax loss from discontinued Voice operations are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003            2002           2001
                                                     ------------    ------------    ------------
Revenues                                             $       --      $      --       $ 5,383,145
Pretax loss                                          $       --      $  (286,880)    $  (617,389)

The pretax loss recorded in 2002 was the result of several post-closing adjustments related to the settlement of liabilities with vendors and customers for amounts in excess of those previously accrued.

NOTE 4 -- OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Prepaid professional fees                            $  163,925   $     --
Prepaid insurance                                       137,819      121,505
Prepaid maintenance contracts                           127,640       67,506
Prepaid telecommunications costs                        268,465      148,651
Prepaid commissions                                     199,571      111,375
Receivable from Gores Technology Group, net             209,688         --
Sales tax refunds receivable                            138,603         --
Marketable equity securities                             74,065         --
Security deposits                                          --         80,000
Related party loan receivable                              --         69,960
Insurance claim receivable                                 --         49,156
Other current assets                                    120,202       79,109
                                                     ----------   ----------
                                                     $1,439,978   $  727,262
                                                     ==========   ==========

At December 31, 2003, the Company was owed $1,553,303 by Gores and owed Gores $1,343,615, with this receivable and payable resulting from post-sale transactions.

NOTE 5 -- FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements consist of the following:

                                                              DECEMBER 31,
                                                     -----------------------------    ESTIMATED
                                                         2003            2002        USEFUL LIFE
                                                     ------------    ------------    -----------
Leasehold improvements                               $    389,080    $    370,813     5 Years
Office furniture and equipment                            406,945         400,304     5 Years
Computer equipment and software                         2,322,750       2,007,196     3 Years
Videoconferencing equipment                               354,294         235,388     3 Years
Bridging equipment                                      1,244,063       1,244,063     5 Years
Network equipment                                      14,815,734      11,677,589     6 Years
Vehicles                                                  220,316         268,736     5 Years
                                                     ------------    ------------
                                                       19,753,182      16,204,089
Less: Accumulated depreciation                         (6,729,127)     (4,691,674)
                                                     ------------    ------------
                                                     $ 13,024,055    $ 11,512,415
                                                     ============    ============

Depreciation expense was $3,115,863, $4,096,596 and $4,073,599 for the years ended December 31, 2003, 2002 and 2001, respectively, which includes depreciation expense of $32,832 for 2003, $57,937 for 2002 and $64,224 for 2001
on fixed assets subject to capital leases. The equipment under capital leases as of December 31, 2003 had a cost of $258,110, accumulated depreciation of $32,832 and a net book value of $225,278.

NOTE 6 -- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142 on January 1, 2002. As of this date, the Company completed its Step 1 analysis and determined there was no impairment of its existing goodwill. Subsequent to the completion of this initial transitional goodwill impairment test, certain events and changes in circumstances caused the Company to reevaluate the goodwill for possible impairment. The Company used a fair value approach as of September 30, 2002 to reevaluate the existing goodwill for impairment. The Company completed this valuation in the fourth quarter of 2002 and it resulted in an impairment of $40,012,114 of goodwill in accordance with SFAS 142, which is included in loss from discontinued VS operations in the accompanying consolidated statement of operations.

The Company's acquisitions to date have all been accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,547,862 as of December 31, 2003. The Company completed its annual test of goodwill and other intangible assets for impairment in the fourth quarter of 2003 in accordance with SFAS 142 and determined that no impairment existed.

NOTE 7 -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                         DECEMBER 31,
                                                     -------------------
                                                       2003       2002
                                                     --------   --------
Deferred gain on sale of VS operation                $645,745   $   --
Accrued compensation                                  168,109    239,252
Accrued interest                                       24,791     52,510
Accrued restructuring                                    --       29,050
Sales tax payable                                        --      200,171
Customer deposits                                        --      128,016
Other                                                  62,045     32,370
                                                     --------   --------
                                                     $900,690   $681,369
                                                     ========   ========

NOTE 8 -- BANK LOAN PAYABLE AND LONG-TERM DEBT

    Bank loan payable

In May 2002, the Company entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender's base rate plus 1 1/2 % per annum. At December 31, 2003, the interest rate on the facility was 5.50%. The credit facility contains certain financial and operational covenants. For the period from July 1, 2002 through September 30, 2002 (the "2002 Third Quarter"), the Company was in violation of the covenant requiring the Company to meet a certain earnings before interest, taxes, depreciation and amortization ("EBITDA") target for the three quarters ended September 30, 2002. In November, 2002, the Company concluded an amendment to the credit facility to cure noncompliance with the EBITDA covenant. As compensation for this amendment, the Company granted 100,000 warrants with an exercise price of $1.99 to JPMorgan Chase. The fair value of these warrants was determined to be $176,203 using the Black-Scholes valuation method and this amount was charged to interest expense in 2002. For the period from October 1, 2002 through December 31, 2002 ("2002 Fourth Quarter"), the Company was in violation of the covenant requiring the Company to meet a certain EBITDA target for the four quarters ended December 31, 2002. In March 2003, the Company concluded an amendment to the credit facility with JPMorgan Chase Bank to cure non-compliance with the EBITDA financial covenant. As compensation for this amendment, the Company granted 100,000 warrants with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, the Company signed a letter agreement with JP Morgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, the Company wrote off approximately $188,000 of deferred financing costs in 2003. At December 31, 2003, there were no borrowings outstanding under the facility. At December 31, 2002, the outstanding borrowings were classified as non-current in the accompanying consolidated balance sheet because the facility matures on May 31, 2005. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at the Company's request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 will be written off to expense in the first quarter of 2004.

    Long-term debt

Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Bank loan payable                                    $     --     $5,845,516
Capital lease obligations                               166,154         --
                                                     ----------   ----------
                                                        166,154    5,845,516
Less: current maturities                                131,182         --
                                                     ----------   ----------
                                                     $   34,972   $5,845,516
                                                     ==========   ==========

NOTE 9 -- SUBORDINATED DEBENTURES

In December 2002, the Company raised net proceeds of $4.6 million in a private placement of $4,888,000 principal amount of 8% convertible debentures. The debentures, which are convertible into 2,036,677 shares of common stock at $2.40 per share, are subordinate to the Company's credit facility with JPMorgan Chase Bank. The debentures mature in February 2004, or 90 days following the expiration (in May 2005) or earlier termination of the credit facility, whichever is later. The debentures were settled in January 2004, as discussed in
Note 20. The Company has the option of paying interest quarterly on the debentures in the form of either cash or Glowpoint common stock. Investors in the private placement also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to customary anti-dilution adjustments. The Company also issued to its placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share with an expiration date of January 31, 2003.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

Initial Public Offering

In May 1997, the Company completed a public offering of 805,000 Units for $7.00 per Unit. Each Unit consisted of two shares of Common Stock and two Redeemable Class A Warrants. The Warrants were exercisable for four years commencing one year from the effective date of the offering, at a price of $4.25 per share. The Company may redeem the Warrants at a price of $.10 per warrant, commencing eighteen months from the effective date of the offering and continuing for a four-year period, provided the price of the Company's Common Stock is $10.63 for at least 20 consecutive trading days prior to issuing a notice of redemption. The Company received proceeds from the offering of approximately $4,540,000, net of related costs of registration.

In May 1997, the Company also issued to the underwriter of the public offering, for nominal consideration, an option to purchase up to 70,000 Units. This option was exercisable for a four-year period commencing one year from the effective date of the offering, at a per Unit exercise price of $8.40 per Unit. The Units were similar to those offered to the public. In March 2000, the Company received $117,600 from the exercise of 28,000 Units.

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

    Preferred Stock

In December 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of Preferred Stock. The authorized number of shares of Preferred Stock to be issued was raised to 5,000,000 shares effective with the merger with VTI. Except for the 2,450 shares of Series A preferred stock issued in June 2000 and the 203.667 shares of Series B preferred stock issued in January 2004 (see Note 20), the rights and privileges of the Preferred Stock have not yet been designated.

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

The stockholders of Wire One Technologies, Inc. (now Glowpoint, Inc.) were asked, in accordance with the requirements of Rule 4350(i)(1)(D) of the Nasdaq Stock Market (the "Rule"), and approved, at the 2001 Annual Meeting of Stockholders, the issuance by the Company of more than 20% of its common stock upon the conversion of the Company's series A preferred and exercise of the related warrants. The Rule restricted the Company from issuing more than 20% of its outstanding shares of common stock at less than market value in any transaction unless the Company obtained prior stockholder approval (the "Exchange Cap"). As a consequence of receiving this approval, the Company was able to issue 3,021,429 shares of its common stock upon conversion of the remaining 2,115 shares of Series A preferred stock outstanding when, beginning on June 14, 2001, each remaining holder of Series A preferred substituted an "alternative conversion price" for the $7.00 fixed conversion price. The alternative conversion price was equal to 70% of the fixed conversion price then in effect. Upon conversion of the remaining 2,115 shares of Series A preferred stock outstanding, the remaining $4,039,940 of un-accreted discount was recognized in the Consolidated Statement of Operations as deemed dividends on Series A convertible preferred stock.

NOTE 11 -- STOCK OPTIONS

    Glowpoint 2000 Stock Incentive Plan

In September 2000, the Company adopted and approved the Glowpoint 2000 Stock Incentive Plan (the "2000 Plan") and reserved up to 3,000,000 shares of Common Stock for issuance thereunder. In May 2002, the Company's shareholders approved an amendment to the 2000 Plan increasing the amount of shares available under the plan to 4,400,000. The 2000 Plan permits the grant of incentive stock options ("ISOs") to employees or employees of its subsidiaries. Non-qualified stock options ("NQSOs") may be granted to employees, directors and consultants. The Company issued 704,986 options during 2003 with exercise prices ranging from $1.13 to $4.75 and vesting periods ranging from one to four years. The Company had issued options totaling 1,640,505 and 2,227,450 in 2002 and 2001, respectively. As of December 31, 2003, options to purchase a total of 3,079,604 shares were outstanding and 1,024,528 shares remained available for future issuance under the 2000 Plan.

The exercise price of the Awards is established by the administrator of the plan and, in the case of ISO's issued to employees who are less than 10% stockholders the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted under the 2000 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria. Under the 2000 Plan, no individual will be granted ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vests in such calendar year. The 2000 Plan will terminate in 2010.

    Non-Plan Options

The Company issued a total of 167,500 options, outside the context of a stock option plan, during 2001 to various employees, directors, and advisors. At December 31, 2003, the total outstanding non-qualified options of this nature were 1,809,407. The number of options has been adjusted to reflect the 1.65 to 1 conversion rate resulting from the May 18, 2000 merger with VTI.

    1996 Stock Option Plan

In December 1996, the Board of Directors adopted the Company's Stock Option Plan (the "1996 Plan") and reserved up to 500,000 shares of Common Stock for issuance thereunder. In June 1998, the Company's shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise price of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be granted ISO's corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other Company stock options granted to that individual that vest in such calendar year. The 1996 Plan will terminate in 2006. No options were granted under the 1996 Plan in 2003, 2002 and 2001. As of December 31, 2003, options to purchase a total of 593,308 shares were outstanding and no shares remained available for future issuance under the 1996 Plan. The number of options has been adjusted to reflect the 1.65 to 1 conversion rate resulting from the merger with VTI.

    VTI Stock Option Plans

As part of the merger with VTI, the Company assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. VTI had authorized an aggregate of 1,161,000 shares of common stock to be available under all the current option plans. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. No options were granted under these Plans in 2003, 2002 and 2001. As of December 31, 2003, options to purchase a total of 310,453 shares were outstanding and no shares remained available for future issuance. The options have been adjusted to reflect the 2 for 1 reverse stock split approved by the VTI Board of Directors concurrent with the merger with ACC.

A summary of options issued under Company plans and other options outstanding as of December 31, 2003, and changes during fiscal 2001, 2002 and 2003 are presented below:

                                                                      WEIGHTED
                                                                       AVERAGE
                                           FIXED         RANGE OF     EXERCISE
                                          OPTIONS         PRICE        PRICE
                                         ----------    ------------   --------
Options outstanding, December 31, 2000    5,847,974    $ 30 - 15.00   $   2.50
Granted                                   2,394,950    $1.94 - 9.85       4.20
Exercised                                (1,508,863)   $ .53 - 6.00       1.07
Forfeited                                  (451,119)   $.57 - 15.00       3.90
                                         ----------    ------------   --------
Options outstanding, December 31, 2001    6,282,942    $.30 - 12.75   $   3.44

Granted                                   1,640,505    $1.00 - 5.48       2.10
Exercised                                  (158,482)   $ .76 - 4.40       2.36
Forfeited                                  (755,544)   $ .53 - 9.85       4.14
                                         ----------    ------------   --------
Options outstanding, December 31, 2002    7,009,421    $.30 - 12.75   $   3.08

Granted (1)                                 704,986    $1.13 - 4.75       3.08
Exercised                                  (603,012)   $ .30 - 2.75       1.05
Forfeited                                (1,318,622)   $1.00 - 9.85       3.79
                                         ----------    ------------   --------
Options outstanding, December 31, 2003    5,792,773    $.53 - 12.75   $   3.12
                                         ==========    ============   ========
Shares of common stock available for
future grant under Company plans          1,024,528
                                         ==========

(1) In January 2003 the Company granted a terminated employee 3,250 stock options at an exercise price of $1.13, which was below the fair market value of the Company's stock on the date of the grant. This was done to correct an oversight in not granting the options while he was an employee. The Company did not record compensation cost related to the grant of these options as the impact was deemed to be immaterial to the consolidated financial statements.

Additional information as of December 31, 2003 with respect to all outstanding options is as follows:

                                        OUTSTANDING                             EXERCISEABLE
                         -------------------------------------------    ---------------------------
                                          WEIGHTED
                                           AVERAGE         WEIGHTED                       WEIGHTED
                                          REMAINING        AVERAGE                        AVERAGE
                           NUMBER        CONTRACTUAL       EXERCISE      NUMBER           EXERCISE
    RANGE OF PRICE       OUTSTANDING   LIFE (IN YEARS)      PRICE      EXERCISABLE         PRICE
    --------------       -----------   ---------------      -----      -----------         -----
       $ .53 -  .57          665,199          .45          $  0.56        665,199         $  0.56
         .64 - 2.20          786,649         4.72          $  1.61        783,542         $  1.61
        2.33 - 3.00          343,350         4.16          $  2.70        338,350         $  2.70
        3.03 - 4.00        2,987,400         4.76          $  3.44      2,630,900         $  3.45
        4.06 - 5.50          905,375         3.55          $  5.00        904,875         $  5.00
        5.73 - 12.75         104,800         1.17          $  6.82        104,800         $  6.82
                           ---------        -----          -------      ---------         -------
       $ .53 - 12.75       5,792,773         3.97          $  3.12      5,427,666         $  3.11
                           =========        =====          =======      =========         =======

The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, at the date of grant no compensation cost was recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

Non-cash compensation expense recognized in the Company's Statement of Operations totaled $4,008,076, $675,057 and $4,442,316 in 2003, 2002 and 2001,
respectively. During the year ended December 31, 2003, the Company recorded non-cash charges totaling $2,149,661 related to the extension of the post-termination exercise period of stock options of former employees. The Company recorded a non-cash interest charge of $570,253 related to shares of common stock issued to subordinated debenture holders in lieu of cash interest payments. Non-cash charges totaling $560,740 were recorded related to the issuance of 100,000 warrants to the Company's current investment advisory firm and the re-pricing of 220,000 warrants previously issued to its prior investment advisory firm and its assigns. In addition, a non-cash charge of $378,766 was recorded to recognize the value of restricted stock issued to employees, directors and consultants as compensation and for consulting services that had vested during 2003. In addition to this charge, the Company recorded a $187,210 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issued to JP Morgan Chase Bank as compensation for amending its credit agreement. The remaining $161,446 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

During the year ended December 31, 2002, the Company recorded a non-cash charge of $206,663 related to a one-year extension of certain stock options originally granted to the Company's COO in 1997 and that were scheduled to expire in December 2002. The amount of the charge was calculated in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" which specifies that extending the maximum contractual life of an award results in a new measurement of compensation cost at the date of modification and that any intrinsic value at the modification date in excess of the amount measured at the original measurement date must be recognized as compensation cost immediately if the award is vested. The expiration date of the 123,750 fully-vested options with an exercise price of $0.53 per share was extended for one year on December 9, 2002. The market price of the Company's common stock on that day was $2.20 per share. In addition to this charge, the Company recorded a $176,203 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issued to JP Morgan Chase Bank as compensation for amending its credit agreement. The remaining $292,191 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

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

During the year ended December 31, 2001, the Company recorded a non-cash charge of $3,984,750 related to a five-year extension of certain stock options originally granted to the Company's CEO in 1997 and that were scheduled to expire in March 2002. The expiration date of the 1,237,500 fully-vested options with an exercise price of $3.03 per share was extended for five years on December 26, 2001. The market price of the Company's common stock on that day was $6.25 per share. In addition to this charge, the Company recorded a charge of $457,566 of non-cash compensation relating to the amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

During the years ended December 31, 2003, 2002 and 2001, the Company received $630,935, $371,489 and $1,589,362 respectively from the exercise of stock options.

At December 31, 2003, the Company had outstanding warrants which can be converted into 5,654,481 shares of common stock, with exercise prices ranging from $1.00 to $12.00 and expiration dates ranging from November 21, 2004 to September 23, 2008. At December 31, 2003 these warrants have a weighted average exercise price of $6.92 and a weighted average remaining contractural life of
2.6 years.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

    Employment Agreements

The Company's board of directors has approved employment agreements for a number of its executive officers as follows:

President and Chief Executive Officer -- The Company entered into an agreement with David Trachtenberg to serve as President and Chief Executive Officer having a three-year term commencing October 15, 2003. Under the agreement, Mr. Trachtenberg is entitled, in year 1, 2, and 3, respectively, to annual base compensation of $315,000, $345,000 and $375,000. Mr. Trachtenberg is also entitled to annual incentive compensation in an amount equivalent to fifty percent (50%) of his then annual base salary subject to the achievement of goals and metrics established by Mr. Trachtenberg and the Compensation Committee of the Company's Board of Directors with such goals and metrics being updated on an annual basis. The agreement provides for an award of 360,000 shares of restricted Common Stock ("Restricted Stock") of the Company, the fair value of which was determined to be $1,116,000. Compensation expense, of which $77,500 was recorded during the year ended December 31, 2003, will be recorded evenly over the life of the employment agreement. Such Restricted Stock will be forfeited if Mr. Trachtenberg's employment with the Company is terminated for any reason with risk of forfeiture lapsing with respect to 120,000 shares on each anniversary of the commencement of his employment. In addition, Mr. Trachtenberg is also entitled to reimbursement for the costs of a car to conduct Company business and for parking his car in New York City. Under the agreement, the Company must secure and pay the premium on a $2,000,000 life insurance policy payable to Mr. Trachtenberg's designated beneficiary. Either the Company or Mr. Trachtenberg may terminate his employment with the Company at any time, for any reason or no reason at all; however, if Mr. Trachtenberg is terminated without cause or resigns for good reason or if he dies, he is entitled to one year of his then annual base salary, one year of his then annual incentive compensation, one year of continued reimbursement for his car and parking expenses and one year of accelerated vesting on the Restricted Stock granted under the employment agreement. If Mr. Trachtenberg's employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Executive Vice President and Chief Financial Officer -- The Company entered into an agreement with Christopher Zigmont to serve as Executive Vice President - Finance and Chief Financial Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Zigmont is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $175,000, $200,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 150,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $190,000 for the remainder of year 2 and to $213,750 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $190,000 for the remaining term. Mr. Zigmont continues to serve the Company under the terms and at the annual base compensation of his expired amended employment agreement.

Executive Vice President and Chief Technology Officer -- The Company entered into an agreement with Michael Brandofino to serve as Vice President and Chief Technology Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Brandofino is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $165,000, $195,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 100,000 shares of Company stock under the 2000 Plan, vesting in three equal annual installments. On April 24, 2002, Mr. Brandofino was named Executive Vice President and Chief Technology Officer and his agreement was amended to extend the term of the agreement by one year with annual base compensation of $235,000 in year 4. In addition, Mr. Brandofino was granted an additional option to purchase 15,000 shares of Company stock under the 2000 Plan, vesting in three equal installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $185,250 for the remainder of year 2 and to $213,750 and $223,250 in years 3 and 4, respectively. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $185,250 through December 31, 2003. Effective September 23, 2003, the agreement was further amended to reset base compensation for the period October 1, 2003 through

December 31, 2003 at the annual rate of $225,000 and for the period January 1, 2004 through December 31, 2004 at the annual rate of $245,000. The agreement also provided for a one-time guaranteed bonus of $35,000, payable on October 1, 2003 and a grant of an option to purchase 100,000 shares of the Company's common stock under the 2000 Plan, vesting 50% on each of December 31, 2003 and 2004. In addition, Mr. Brandofino's agreement stipulates that if the Company enters into a Sale agreement during the term of the agreement and Mr. Brandofino realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized.

    Operating Leases

The Company leases several facilities under operating leases expiring through 2005. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2003, 2002 and 2001 were approximately $1,030,000, $1,837,000 and $1,853,000, respectively. These amounts are inclusive of rent expense that was related to the Company's discontinued VS and AV operations.

Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31
2004 .................................................................   $264,336
2005 .................................................................     56,719
                                                                         --------
                                                                         $321,055
                                                                         ========

    Capital Lease Obligations

The Company leases certain equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 2003 had a cost of $258,110, accumulated depreciation of $32,832 and a net book value of $225,278.


Future minimum lease payments under capital lease obligations at December 31, 2003 are as follows:

2004 .................................................................   $ 138,456
2005 .................................................................      36,132
                                                                         ---------
Total minimum payments ...............................................     174,588
Less amount representing interest ....................................      (8,434)
                                                                         ---------
Total principal ......................................................     166,154
Less portion due within one year .....................................    (131,182)
                                                                         ---------
Long-term portion ....................................................   $  34,972
                                                                         =========

    Legal Matters

The Company is defending one suit in the ordinary course of business which is not material to the Company's business, financial condition or results of operations.

NOTE 13 -- RESTRUCTURING CHARGE

During the year ended December 31, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a restructuring charge of $960,000, of which $700,000 related to the discontinued VS operation. The Company recognized this charge in the period in which (a) management having the appropriate level of authority to involuntarily terminate employees approved and committed the Company to a plan of termination and established the benefits that current employees will receive upon termination, (b) the benefit arrangement was communicated to employees and the communication of the benefit arrangement included sufficient detail to enable employees to determine the type and amount of benefits they would receive if they were terminated, (c) the plan of termination specifically identified the number of employees to be terminated, their job classifications or functions, and their locations and (d) the plan of termination indicated that significant changes to the plan of termination are not likely. The significant components of the restructuring charge are as follows:

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

During the year ended December 31, 2001, the Company recorded a restructuring charge of $200,000, of which $90,000 related to the discontinued VS operation. The significant components of the restructuring charge are as follows:

Employee termination costs                                          $200,000
                                                                    ========


The employee termination costs relate to 23 employees of the Company terminated following the implementation of a cost savings plan.

NOTE 14 -- INCOME TAXES

The income tax provision consists of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
Current:
    Federal                                          $       --      $       --      $       --
     State                                                   --              --              --
                                                     ------------    ------------    ------------
Total Current                                        $       --      $       --      $       --
                                                     ------------    ------------    ------------
Deferred:
    Federal                                          $ (6,923,914)   $ (8,750,051)   $ (2,567,680)
State                                                  (1,221,867)     (1,544,127)       (453,120)
Valuation allowance                                     8,145,781      10,294,178       3,220,800
                                                     ------------    ------------    ------------
Total Deferred                                       $       --      $       --      $    200,000
                                                     ------------    ------------    ------------
Income tax provision                                 $       --      $       --      $    200,000
                                                     ============    ============    ============

The Company's effective tax rate differs from the statutory federal tax rate as shown in the following table:

                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
U.S. federal income taxes at the statutory rate      $ (7,629,239)   $(19,898,840)   $ (4,940,200)
State taxes, net of federal effects                    (1,346,336)     (3,511,560)       (871,800)
Goodwill amortization/write-off                              --        12,946,542         957,200
Nondeductible financing costs                             795,020            --              --
Valuation allowance                                     8,145,781      10,294,178       3,220,800
Stock-based compensation                                     --            82,680       1,776,800
Other                                                      34,774          87,000          57,200
                                                     ------------    ------------    ------------
                                                     $       --      $       --      $    200,000
                                                     ============    ============    ============

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are presented below:

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Deferred tax assets:
      Tax benefit of operating loss
          carryforward                                         $ 28,534,935    $ 18,212,485
      Reserves and allowances                                        28,800       1,092,800
      Goodwill                                                         --         2,689,600
      Fixed asset impairment charge                                 551,600         364,800
      Stock based compensation                                    1,662,283         276,552
      Other                                                         202,092         117,880
                                                               ------------    ------------
Total deferred tax assets                                      $ 30,979,710    $ 22,754,117
                                                               ============    ============
Deferred tax liabilities:
      Depreciation                                                1,254,415       1,316,236
      Goodwill                                                      141,633            --
                                                               ------------    ------------
Total deferred tax liabilities                                    1,396,048       1,316,236
                                                               ------------    ------------
Sub-total                                                        29,583,662      21,437,881
Valuation allowance                                             (29,583,662)    (21,437,881)
                                                               ------------    ------------
Net deferred tax assets                                        $       --      $       --
                                                               ============    ============

During the periods presented, management maintained a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses carried forward in the VTI merger, reserves and allowances, and stock based compensation. If the tax benefits currently offset by valuation allowances are subsequently realized, approximately $7.2 million will be credited to goodwill because these tax benefits relate to VTI operations prior to the merger. In addition, approximately $3.0 million will be credited to additional paid-in capital because these tax benefits relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

The Company and its subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2003, the Company has net operating loss (NOL) carry-forwards of approximately $78 million and $70 million for federal and state income tax purposes, respectively. The federal NOL's have a carryover period of 20 years and are available to offset future taxable income, if any, through 2023. The utilization of approximately $18 million in tax loss carryforwards is limited to approximately $2.6 million each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

NOTE 15 -- VALUATION ACCOUNTS AND RESERVES

The following table summarizes the activity in the allowance for doubtful accounts:

                                                          Years Ended December 31,
                                                   -----------------------------------------
                                                       2003          2002           2001
                                                   -----------    -----------    -----------
Allowance for Doubtful Accounts:
      Beginning Balance                            $   285,000    $   605,000    $   470,000
           Charged to cost and expenses                794,172      1,502,914      1,171,888
           Deductions (1)                             (753,552)    (1,822,914)    (1,036,888)
           Transferred with sale of VS operation      (254,000)      (260,000)      (590,000)
                                                   -----------    -----------    -----------
      Ending Balance                               $    71,620    $    25,000    $    15,000
                                                   ===========    ===========    ===========

                                                          Years Ended December 31,
                                                   -----------------------------------------
                                                       2003          2002           2001
                                                   -----------    -----------    -----------
Restructuring Reserves:
      Beginning Balance                            $  29,050      $   200,000    $        --
           Charged to costs and expenses
                Continuing operations                     --          260,000        110,000
                Discontinued VS operations                --          700,000         90,000
           Cash paid                                 (29,050)        (755,379)            --
           Non-cash expenses                              --         (125,000)            --
           Transferred to liabilities of
                discontinued VS operations                --         (250,571)            --
                                                   -----------    -----------    -----------
      Ending Balance                               $      --      $    29,050    $   200,000
                                                   ===========    ===========    ===========

      (1)  Represents the amount of accounts written off

NOTE 16 -- PENSiON PlAN

On March 1, 1998 the Company adopted a 401(k) Retirement Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covered substantially all employees who met minimum age and service requirements. The 401(k) Plan was non-contributory on the part of the Company. Effective with the merger with VTI, the Company assumed the 401(k) Plan of VTI, combined its assets with those of the existing plan and began making contributions to the plan. Employer contributions to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001 were approximately $77,000, $115,000 and $83,000, respectively.

NOTE 17 -- BUSINESS COMBINATIONS

     Acquisition of GeoVideo

In June 2001, the Company acquired the assets of GeoVideo Networks, Inc. ("GeoVideo"), a New York-based developer of video communications software. Chief among the assets, in addition to GeoVideo's cash on hand of $2,500,000, was GeoVideo's browser, a software tool based upon proprietary Bell Labs technology that allows up to six simultaneous, real-time, bi-directional high-bandwidth IP video sessions to be conducted over a standard desktop PC. In exchange for the acquired assets, the Company issued 815,661 shares of common stock, together with warrants to purchase 501,733 additional shares of common stock at $5.50 per share and 520,123 shares at $7.50 per share.

Purchase Price Allocation:
      GeoVideo assets acquired                                 $2,500,000
      Goodwill                                                  2,500,000
                                                               ----------
         Total                                                 $5,000,000
                                                               ==========

Amortization expense for the years ended December 31, 2003, 2002 and 2001 totaled $0, $0 and $102,340, respectively.

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

Purchase Price Allocation:
      Cash                                                     $   364,117
      Accounts receivable                                          466,030
      Inventory                                                    654,297
      Other assets                                                 248,951
      Accounts payable                                          (2,350,395)
      Notes and leases payable                                    (253,640)
      Accrued liabilities                                         (206,710)
      Deferred revenue                                          (1,120,779)
      Goodwill                                                   2,991,879
                                                               -----------
           Total                                               $   793,750
                                                               ===========

    Acquisition of Axxis, Inc.

In November 2001, the Company acquired certain assets and liabilities of the video conferencing division of Axxis, Inc., a Kentucky-based designer of audiovisual conferencing systems. In exchange for the acquired assets and assumed liabilities, the Company issued 320,973 shares of common stock with an assumed price per share of $6.39 per share based on the then current market price. On the date of acquisition, the acquired assets and liabilities were recorded at their fair values, with the excess purchase consideration allocated to goodwill. None of this goodwill is expected to be deductible for tax purposes due to the nature of this asset-based acquisition.

The acquisition of Axxis assets was consummated to further expand the Company's expertise in the field of audio-visual integration and to acquire a customer base that had a demonstrated history of producing $10 million or more in annual revenues for Axxis. The results of the acquired operations are included in the Consolidated Statements of Operations from October 1, 2001.

Purchase Price Allocation:
      Earnings in excess of billings                           $   630,617
      Inventory                                                    119,511
      Accounts Payable                                            (700,432)
      Accrued vacation                                             (49,696)
      Accounts payable                                           2,051,017
                                                               -----------
           Total                                               $ 2,051,017
                                                               ===========

NOTE 18 -- RELATED PARTIES

The landlord for the Company's Hillside, New Jersey office is Vitamin Realty Associates, L.L.C. of which Eric Friedman, a member of the Company's Board of Directors until June 2001, is a member. The lease, which was due to expire in May 2002, was extended by amendment in April 2002. The current term is for three years and expires on April 30, 2005. The current base rental for the premises during the term of the lease is approximately $162,000 per year. In addition, the Company must pay its share of the landlord's operating expenses (i.e., those costs or expenses incurred by the landlord in connection with the ownership, operation, management, maintenance, repair and replacement of the premises, including, among other things, the cost of common area electricity, operational services and real estate taxes). For the years ended December 31, 2003, 2002 and 2001, rent expense associated with this lease was $162,000, $252,000 and $295,000, respectively.

The Company receives financial and tax services from an accounting firm in which one of the Company's directors, Dean Hiltzik, is a partner. For the years ended December 31, 2003, 2002 and 2001, the Company has incurred fees for these services of approximately $24,000, $33,000 and $105,000, respectively. The Company also entered into a Consulting Agreement with Mr. Hiltzik, dated January 2, 2001, for the provision of tax and financial services for one year. Mr. Hiltzik received an immediately vested option to purchase 30,000 shares of common stock at an exercise price of $3.94 per share pursuant to that agreement.

The Company receives management consulting services from Lewis Jaffe, former Vice Chairman and President and current member of the Board of Directors. Under the terms of a consulting agreement commencing July 22, 2002, through July 31, 2003, Mr. Jaffe provided Company management with assistance in the areas of corporate development and investor relations. For his services, Mr. Jaffe was granted an option to purchase 50,000 shares of Wire One common stock at an average exercise price of $3.00 per share vesting in ten installments of 5,000 shares per month commencing September 30, 2002. On September 21, 2001, the Company had entered into a one-year Consulting Agreement with Mr. Jaffe, pursuant to which Mr. Jaffe served as a management consultant to the

Company in the areas of corporate development and investor relations. Mr. Jaffe received an immediately vested option to purchase 30,000 shares of common stock at an exercise price of $5.16 per share pursuant to that agreement.

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

In March, 2002, the Company made a recourse loan to Leo Flotron, then a member of the Company's Board of Directors and the Company's President and Chief Operating Officer, in the amount of $69,960 with a 5.25% rate of interest. The Company extended the loan to Mr. Flotron to enable him to exercise stock options (scheduled to expire imminently) to purchase 33,000 shares of common stock. Mr. Flotron is required to repay the loan from the proceeds of any sale of shares acquired by him in connection with his exercise of any Company stock option, but in no event later than one year after the loan was made. Mr. Flotron repaid the loan in full in March 2003.

NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2003 and 2002.

1st Quarter                                                          2003            2002
              Net revenues                                   $  2,226,858    $  1,099,421
              Gross margin                                        (67,429)        129,880
              Loss from continuing operations                  (2,588,771)     (2,048,561)
              Net loss                                         (4,649,267)     (2,558,508)
              Net loss attributable to common stockholders     (4,649,267)     (2,558,508)
              Net loss per share -  basic and diluted               (0.16)          (0.09)

2nd Quarter
              Net revenues                                   $  2,674,630    $  1,258,556
              Gross margin                                         70,310          52,250
              Loss from continuing operations                  (2,981,822)     (2,580,832)
              Net loss                                         (4,899,707)     (4,317,217)
              Net loss attributable to common stockholders     (4,899,707)     (4,317,217)
              Net loss per share - basic and diluted                (0.17)          (0.15)

3rd Quarter
              Net revenues                                   $  2,581,476    $  1,525,494
              Gross margin                                         93,185          85,270
              Loss from continuing operations                  (4,400,922)     (2,521,732)
              Net loss                                         (7,630,319)     (4,385,905)
              Net loss attributable to common stockholders     (7,630,319)     (4,385,905)
              Net loss per share - basic and diluted                (0.26)          (0.15)

4th Quarter
              Net revenues                                   $  2,827,781    $  1,715,745
              Gross margin                                        153,092        (264,985)
              Loss from continuing operations                  (4,286,809)     (3,064,381)
              Net loss                                         (5,259,350)    (47,303,553)
              Net loss attributable to common stockholders     (5,259,350)    (47,303,553)
              Net loss per share - basic and diluted                (0.18)          (1.63)

In the fourth quarter of 2002, the Company recorded $41.4 million of impairment losses on goodwill and other long-lived assets.

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share figures in 2003 and 2002 does not equal the total computed for these years.

NOTE 20 -- SUBSEQUENT EVENTS

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, the Company agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the $3.1 million of discount on subordinated debentures as of December 31, 2003 will be written off to expense in the first quarter of 2004.

In February 2004, the Company raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of its common stock at $2.25 per share. Investors in the private placement were also issued 1,830,000 common stock purchase warrants at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five-year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

In February 2004, the working capital credit facility with JP Morgan Chase Bank was terminated at the Company's request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 will be written off to expense in the first quarter of 2004.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this annual report, management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

(b) During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES DISCLOSURE REQUIRED

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the period ended December 31, 2003 and 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   List of documents filed as part of this Report:

     1.   Financial Statements included in Item 8:

          a)   Report of Independent Certified Public Accountants

          b)   Consolidated Balance Sheets as of December 31, 2003 and 2002

          c) Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

          e) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          f)   Notes to Consolidated Financial Statements

          No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

2.   Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

B.   Reports on Form 8-K.

     1. On November 13, 2003, we furnished a Form 8-K containing a press release announcing our results of operations and financial condition for the three- and nine-month periods ended September 30, 2003.

     2. On November 18, 2003, we furnished a Form 8-K containing the text of the November 12, 2003, conference call to review the Company's 2003 third quarter results.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

3.1       Amended and Restated Certificate of Incorporation. (1)

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (20)

3.3 Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (20)

3.4       Amended and Restated Bylaws. (20)

4.1       Specimen Common Stock Certificate. (20)

10.1      Glowpoint, Inc. 2000 Stock Incentive Plan. (3)

10.2 Placement Agent Agreement, dated January 2, 2002, between Registrant and H.C. Wainwright & Co., Inc. (4)

10.3 Form of Purchase Agreement for the purchase and sale of Common Stock and warrants to purchase Common Stock, dated January 10, 2002, between Registrant and the purchasers party thereto. (4)

10.4      Form of Warrant to purchase Common Stock, dated January 10, 2002. (5)

10.5 Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between Registrant and Vitamin Realty Associates, L.L.C. (6)

10.6 First Amendment to Lease Agreement, dated as of December 1997, between Registrant and Vitamin Realty Associates, L.L.C. (1)

10.7 Second Amendment to Lease Agreement, dated as of December 20,1999, between Registrant and Vitamin RealtyAssociates, L.L.C. (1)

10.8 Third Amendment to Lease Agreement, dated as of June 1, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (15)

10.9 Fourth Amendment to Lease Agreement, dated as of August 29, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (3)

10.10 Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Registrant and Vitamin Realty Associates, L.L.C. (15)

10.11 Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Registrant and Vitamin Realty Associates, L.L.C. (15)

10.12     Employment Agreement with Richard Reiss. (7)

10.13     Employment Agreement with Christopher Zigmont. (7)

10.14     Employment Agreement with Michael Brandofino. (7)

10.15 Amendment to Employment Agreement with Richard Reiss, dated as of April 24, 2002. (8)

10.16 Amendment to Employment Agreement with Michael Brandofino, dated as of April 24, 2002. (8)

10.17 Amendment to Employment Agreement with Richard Reiss, dated as of July 30, 2002. (9)

10.18 Amendment to Employment Agreement with Christopher Zigmont, dated as of July 30, 2002. (9)

10.19 Amendment to Employment Agreement with Michael Brandofino, dated of July 30, 2002. (9)

10.20 Consulting Agreement, dated July 22, 2002, between Registrant and Lewis Jaffe. (9)

10.21 Warrant to Purchase Common Stock of Registrant issued to JPMorgan Chase Bank on November 13, 2002. (16)

10.22     Form of Warrant to Purchase Shares of Common Stock of Registrant. (10)

10.23 Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (10)

10.24 Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (10)

10.25 Amendment to Employment Agreement with Richard Reiss, dated as of January 1, 2003. (11)

10.26 Amendment to Employment Agreement with Christopher Zigmont, dated as of Januray 1, 2003. (11)

10.27 Amendment to Employment Agreement with Michael Brandofino, dated as of January 1, 2003. (11)

10.28     Consulting Agreement with Kelly Harman, dated January 21, 2003. (11)

10.29 Asset Purchase Agreement, dated March 7, 2003, between Registrant and Signal Perfection Limited. (15)

10.30 Asset Purchase Agreement, dated as of June 10, 2003, between Registrant and Gores Technology Group. (12)

10.31 Amended and Restated Employment Agreement with Richard Reiss, dated as of October 14, 2003. (13)

10.32 Amendment to Employment Agreement with Michael Brandofino, dated as of September 23, 2003. (13)

10.33 Employment Agreement with David C. Trachtenberg, dated as of October 3, 2003. (13)

10.34 Restricted Stock Award to David C. Trachtenberg, dated as of October 4, 2003. (13)

10.35 Restricted Stock Award Agreement with Karen Basian, dated November 4, 2003, and with James Kuster, Michael Sternberg and Michael Toporek, each dated August 22,, 2003. (13)

10.36     Warrant to Purchase Shares of Common Stock of Glowpoint, Inc. (14)

10.37 Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (14)

10.38 Placement Agent Agreement, dated August 4, 2003, between Registrant and Burham Hill Partners, as amended as of January 29, 2004. (20)

10.39 Restricted Stock Award Agreement with Dean Hiltzik, dated February 27, 2004. (20)

10.40 Amendment to Consulting Agreement with Kelly Harman, dated January 1, 2004. (20)

10.41     Employment Agreement with Joseph Laezza, dated as of March 11, 2004.
          (20)

10.42     Employment Agreement with Stuart Gold, dated as of March 11, 2004.
          (20)

10.43 Restricted Stock Award Agreement with Joseph Laezza, dated March 29, 2004. (20)

10.44 Restricted Stock Award Agreement with Stuart Gold, dated March 29, 2004. (20)

10.45     Form of Class A Warrant to Purchase Common Stock of Registrant. (17)

10.46     Form of Class B Warrant to Purchase Common Stock of Registrant. (17)

10.47     Form of Warrant to Purchase Common Stock, dated August 8, 2001. (18)

10.48     Form of Warrant to Purchase Common Stock, dated August 8, 2001. (18)

10.49     Form of Warrant to Purchase Common Stock, dated June 14, 2000. (19)

10.50 Warrant to Purchase Common Stock issued to JPMorgan Chase on March 6, 2003. (15)

10.51     Termination Agreement with Leo Flotron dated September 23, 2003. (13)

21.1      Subsidiaries of Glowpoint, Inc. (2)

23.1      Consent of BDO Seidman, LLP. (20)

31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
          (20)

31.2      Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
          (20)

32.1      Section 1350 Certification of the Chief Executive Officer. (20)

32.2      Section 1350 Certification of the Chief Financial Officer. (20)

---------------------------
(1) Filed as an appendix to View Tech, Inc.'s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 333-42518), and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002, and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal year quarter ended March 31, 2002, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal year quarter ended June 30, 2002, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 23, 2002, and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-103227), and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2003, and incorporated herein by reference

(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal year quarter ended September 30, 2003, and incorporated herein by reference.

(14) Filed as an exhibit to Registrants's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2004, and incorporated herein by reference.

(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(16) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

(17) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and incorporated herein by reference.

(18) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration No. 333-69432) and incorporated herein by reference.

(19) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2000, and incorporated herein by reference.

(20) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOWPOINT, INC..

Date: March 30, 2004                   By: /s/David C. Trachtenberg
                                           ------------------------------------
                                           David C. Trachtenberg
                                           Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Trachtenberg and Christopher Zigmont jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 31st day of March 2004 in the capacities indicated.

SIGNATURE                    TITLE

/s/ David Trachtenberg       Chief Executive Officer
--------------------------   (Principal Executive Officer)
David Trachtenberg

/s/ Christopher Zigmont      Chief Financial Officer
--------------------------   (Principal Financial and Accounting Officer)
Christopher Zigmont

/s/ Richard Reiss            Chairman
--------------------------
Richard Reiss

/s/ Karen Basian             Director
--------------------------
Karen Basian

/s/ Dean Hiltzik             Director
--------------------------
Dean Hiltzik

/s/ Lewis Jaffe              Director
--------------------------
Lewis Jaffe

/s/ James Kuster             Director
--------------------------
James Kuster

/s/ Michael Toporek          Director
--------------------------
Michael Toporek