Form 10-Q
period 2004-03-31
GLOWPOINT INC
filed 2004-05-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Yes |_| No |X|

      The number of shares outstanding of the registrant's Common Stock as of May 10, 2004 was 37,197,271.

                                 GLOWPOINT, INC

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements*

              Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 ....................    1

              Consolidated Statements of Operations For the Three Months Ended March 31, 2004 and 2003    2

              Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2004 and 2003    3

              Notes to Consolidated Financial Statements .............................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..................................   14

Item 4.  Controls and Procedures .....................................................................   14


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings ...........................................................................   15

Item 2.  Changes in Securities and Use of Proceeds ...................................................   15

Item 3.  Defaults Upon Senior Securities .............................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders .........................................   15

Item 5.  Other Information ...........................................................................   15

Item 6.  Exhibits and Reports on Form 8-K ............................................................   15

Signatures ...........................................................................................   16

Certifications .......................................................................................   17

* The Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                 Glowpoint, Inc.
                           Consolidated Balance Sheets

                                                                           March 31, 2004      December 31, 2003
                                                                           --------------      -----------------
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .....................................        $  13,312,698         $   4,184,897
     Escrowed cash .................................................              335,644               335,188
     Accounts receivable, net of allowance for doubtful accounts of
         $108,021 and $71,620, respectively ........................            2,599,803             2,305,552
     Other current assets ..........................................            1,369,794             1,439,978
                                                                            -------------         -------------
         Total current assets ......................................           17,617,939             8,265,615
Furniture, equipment and leasehold improvements, net ...............           13,074,274            13,024,055
Goodwill, net ......................................................            2,547,862             2,547,862
Other assets .......................................................              274,163               149,574
                                                                            -------------         -------------
         Total assets ..............................................        $  33,514,238         $  23,987,106
                                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................        $   1,707,316         $   2,368,484
     Accrued expenses ..............................................            1,161,190               900,690
     Deferred revenue ..............................................              795,720                    --
     Current portion of capital lease obligations ..................              127,374               131,182
                                                                            -------------         -------------
         Total current liabilities .................................            3,791,600             3,400,356
                                                                            -------------         -------------

Noncurrent liabilities:
     Capital lease obligations, less current portion ...............                  756                34,972
                                                                            -------------         -------------
         Total noncurrent liabilities ..............................                  756                34,972
                                                                            -------------         -------------

                                                                            -------------         -------------
         Total liabilities .........................................            3,792,356             3,435,328
                                                                            -------------         -------------
Commitments and contingencies:

Subordinated debentures ............................................                   --             4,888,000
Discount on subordinated debentures ................................                   --            (3,149,805)
                                                                            -------------         -------------
     Subordinated debentures, net ..................................                   --             1,738,195
                                                                            -------------         -------------

Stockholders' Equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         203.667 shares outstanding ................................                   --                    --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         37,166,262 and 30,543,672 shares outstanding, respectively                 3,717                 3,054
     Treasury stock, 39,891 shares at cost .........................             (239,742)             (239,742)
     Deferred compensation .........................................           (1,804,445)           (1,650,607)
     Additional paid-in capital ....................................          156,798,542           137,449,109
     Accumulated deficit ...........................................         (125,036,190)         (116,748,231)
                                                                            -------------         -------------
         Total stockholders' equity ................................           29,721,882            18,813,583
                                                                            -------------         -------------
         Total liabilities and stockholders' equity ................        $  33,514,238         $  23,987,106
                                                                            =============         =============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                               ---------------------------------
                                                                   2004                 2003
                                                               ------------         ------------
Net revenues ..........................................        $  3,224,950         $  2,226,858
Cost of revenues ......................................           2,739,753            2,294,287
                                                               ------------         ------------
   Gross margin .......................................             485,197              (67,429)
                                                               ------------         ------------
Operating expenses
   Research and development ...........................             326,646              301,538
   Selling ............................................           1,835,155              985,141
   General and administrative .........................           1,882,099            1,234,664
                                                               ------------         ------------
Total operating expenses ..............................           4,043,900            2,521,343
                                                               ------------         ------------
Loss from continuing operations .......................          (3,558,703)          (2,588,772)
                                                               ------------         ------------
Other (income) expense
   Amortization of deferred financing costs ...........              84,796               45,509
   Interest income ....................................              (1,520)              (5,189)
   Interest expense ...................................              53,021              373,050
   Amortization of discount on subordinated debentures            3,165,036              534,625
   Loss on exchange of debt ...........................           1,354,000                   --
                                                               ------------         ------------
Total other expenses, net .............................           4,655,333              947,995
                                                               ------------         ------------

Net loss from continuing operations ...................          (8,214,036)          (3,536,767)

Loss from discontinued AV operations ..................                  --             (793,022)
Loss from discontinued VS operations ..................                  --             (319,478)
                                                               ------------         ------------
Net loss ..............................................          (8,214,036)          (4,649,267)

Preferred stock dividends .............................             (73,923)                  --
                                                               ------------         ------------

Net loss attributable to common stockholders ..........        $ (8,287,959)        $ (4,649,267)
                                                               ============         ============
Net loss from continuing operations per share:
   Basic and diluted ..................................        $      (0.25)        $      (0.12)
                                                               ============         ============
Loss from discontinued operations per share:
   Basic and diluted ..................................        $         --         $      (0.04)
                                                               ============         ============
Net loss attributable to common stockholders per share:
   Basic and diluted ..................................        $      (0.25)        $      (0.16)
                                                               ============         ============
Weighted average number of common shares:
   Basic and diluted ..................................          32,391,261           29,029,894
                                                               ============         ============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  -------------------------------
                                                                                      2004               2003
                                                                                  ------------       ------------
Cash flows from Operating Activities
   Net loss ................................................................      $ (8,214,036)      $ (4,649,267)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
       Depreciation and amortization .......................................         1,340,458          1,756,285
       Amortization of deferred financing costs ............................            84,796             45,509
       Amortization of discount on subordinated debentures .................         3,165,036            534,625
       Loss on exchange of debt ............................................         1,354,000                 --
       Non-cash compensation ...............................................           288,786            243,543
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
           Escrowed cash ...................................................              (456)                --
           Accounts receivable .............................................          (294,251)         2,568,209
           Inventory .......................................................                --            496,260
           Net assets of discontinued AV operations ........................                --          2,177,363
           Other current assets ............................................          (331,590)          (995,185)
           Other assets ....................................................          (209,385)            (8,471)
           Accounts payable ................................................          (661,168)          (903,793)
           Accrued expenses ................................................           186,577           (465,182)
           Deferred revenue ................................................           795,720             12,767
                                                                                  ------------       ------------
                Net cash (used) provided by operating activities ...........        (2,495,513)           812,663
                                                                                  ------------       ------------
Cash flows from Investing Activities
   Purchases of furniture, equipment and leasehold improvements ............          (988,903)          (515,275)
                                                                                  ------------       ------------
       Net cash used by investing activities ...............................          (988,903)          (515,275)
                                                                                  ------------       ------------
Cash flows from Financing Activities
   Proceeds from common stock offering .....................................        12,543,737                 --
   Costs of exchange/issuance of subordinated debentures ...................           (15,232)           (36,316)
   Exercise of warrants and options, net ...................................           121,735             41,214
   Proceeds from bank loans ................................................                --         25,788,354
   Payments on bank loans ..................................................                --        (28,112,292)
   Deferred financing costs ................................................                --             (5,774)
   Payments on capital lease obligations ...................................           (38,023)           (78,082)
                                                                                  ------------       ------------
       Net cash provided (used) by financing activities ....................        12,612,217         (2,402,896)
                                                                                  ------------       ------------

Increase (decrease) in cash and cash equivalents ...........................         9,127,801         (2,105,508)
Cash and cash equivalents at beginning of period ...........................         4,184,897          2,762,215
                                                                                  ------------       ------------
Cash and cash equivalents at end of period .................................      $ 13,312,698       $    656,707
                                                                                  ============       ============
Supplement disclosures of cash flow information: Cash paid during the period for:
   Interest ................................................................      $      8,504       $     72,873
                                                                                  ============       ============
   Taxes ...................................................................      $         --       $         --
                                                                                  ============       ============

Non-cash financing and investing activities:

Preferred stock dividends of $73,923 were accrued during the three months ended March 31, 2004. Equipment with costs totaling $232,100 was acquired under capital lease arrangements during the three months ended March 31, 2003.

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 1 -- The Business

Glowpoint, Inc. ("Glowpoint" or the "Company"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade, IP (Internet Protocol) based subscriber network that is designed exclusively for video communications. The network spans across three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when it was determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for the Glowpoint network. On September 23, 2003, Glowpoint, formerly known as Wire One Technologies, Inc. ("Wire One"), completed the sale of its Video Solutions ("VS") business which had been central to the Company's operations, to an affiliate of Gores Technology Group ("Gores"), in order to focus solely on growing its video communications services. Glowpoint's mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

Note 3 -- Stock-Based Compensation

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

                                                     Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------
Net loss as reported .....................      $(8,214,036)      $(4,649,267)
Add: stock-based compensation expense
   included in reported loss, net of tax .            5,179            56,333
Deduct: total stock-based employee
   compensation expense determined under
   the fair value based method for all
   awards, net of tax ....................         (119,272)       (1,189,095)
                                                -----------       -----------
Pro forma net loss .......................      $(8,328,129)      $(5,782,029)
                                                ===========       ===========
Loss per share:

Basic and diluted - as reported ..........      $     (0.25)      $     (0.16)
Basic and diluted - pro forma ............      $     (0.26)      $     (0.20)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                      2004              2003
                                                  -----------       -----------
Risk free interest rate ..................             4.87%             3.77%
Expected lives ...........................          10 Years           5 Years
Expected volatility ......................           101.76%           146.32%

Note 4 -- Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if-converted method.

                                                     Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------
Weighted average shares outstanding ......       32,391,261        29,029,894
Effect of dilutive options and warrants ..               --                --
                                                -----------       -----------
Weighted average shares outstanding
   including dilutive effect of securities.      32,391,261        29,029,894
                                                ===========       ===========

Weighted average options and warrants to purchase 12,337,003 shares of common stock and preferred stock convertible into 2,036,677 shares of common stock were outstanding during the three months ended March 31, 2004. Weighted average options and warrants to purchase 12,282,257 shares of common stock and subordinated debentures convertible into 2,036,677 shares of common stock were outstanding during the three months ended March 31, 2003. These options and warrants were not included in the computation of diluted earnings per share because the Company reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 5 -- Discontinued Operations

On September 23, 2003, the Company completed the sale of all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to its VS segment to Gores under the terms of the asset purchase agreement dated June 10, 2003. The Company is entitled to receive total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. The holdback is intended to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The $2 million cash holdback and the $1 million unsecured promissory note were not recorded as part of the sales price as Gores had not yet completed their evaluation of the acquired assets and as a result they are contingent payments. The gain on the sale of the VS operation totaled $645,000 excluding the contingent amounts and was deferred as a component of accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003 and March 31, 2004 pending settlement of any potential claims by Gores. Gores may pay Glowpoint an earn-out on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay the Company $2 million less amounts previously paid. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) the Company's accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

Stockholders at the Company's 2003 annual meeting of stockholders held in August 2003 approved the sale of the Company's VS segment.

The VS segment included the Company's videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities consisting of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 videoconferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item in the consolidated statement of operations. At March 31, 2004, the Company was owed $2,271,444 and owed Gores $1,999,028, with this receivable and payable resulting from post-sale transactions.

Revenues and pretax loss from discontinued VS operations are as follows:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2004             2003
                                                -----------       -----------
Revenues .................................      $        --       $18,275,837

Pretax loss ..............................      $        --       $  (319,478)

In March 2003, the Company completed the sale of certain assets and liabilities of its Audio-Visual ("AV") division to Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV division was aimed at enabling the Company to focus more of its resources to the development and marketing of its subscriber-based IP network, Glowpoint, and to its VS segment. As a consequence, this division, previously part of the VS segment, has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item in the consolidated statements of operations.

Revenues and pretax loss from discontinued AV operations are as follows:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2004             2003
                                                -----------       -----------
Revenues .................................      $        --       $ 2,241,925

Pretax loss ..............................      $        --       $  (793,022)

Note 6 -- Bank Loan Payable

In May 2002, the Company entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability was based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bore interest at the lender's base rate plus 1 1/2% per annum. The credit facility contained certain financial and operational covenants. In March 2003, the Company concluded an amendment to the credit facility, which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. As compensation for this amendment, the Company granted warrants to purchase 100,000 shares of common stock with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include: (1) revised EBITDA covenant levels for the remainder of the term of the credit agreement and (2) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, the Company signed a letter agreement with JPMorgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, the Company wrote off approximately $188,000 of deferred financing costs in 2003. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at the Company's request. As a result, the balance of the $505,074 in financing costs originally deferred, $84,796, was written off to expense in the three months ended March 31, 2004.

Note 7 -- Stockholder's Equity

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, the Company agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result, the Company recorded a $1,354,000 loss on exchange of debt in the three months ended March 31, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the three months ended March 31, 2004.

In February 2004, the Company raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of its common stock at $2.25 per share. Investors in the private placement were also issued warrants to purchase 1,830,000 shares of common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection. The Company also issued to its placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

Note 8 -- Effect of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 3, the Company currently accounts for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have a material negative impact on the Company's consolidated financial position and results of operations, the level of which is currently being assessed.

Note 9 -- Subsequent Events

On April 20, 2004, the Company entered into a strategic alliance with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the alliance agreement, the Company acquired certain assets and the customer base of Tandberg owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, will have immediate access to Glowpoint's video bridging and webcasting services. As part of the alliance, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, will be provided exclusively by Glowpoint in a multi-year agreement. In addition, Glowpoint assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which will be consolidated into new agreements with these carriers. Lastly, Tandberg named the GlowPoint Certified Program as a recognized external testing partner for its hardware and software products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include market acceptance and availability of new video communications services; the non-exclusive and terminable at-will nature of sales agent agreements; rapid technological change affecting demand for our services; competition from other video communication service providers; and the availability of sufficient financial resources to enable us to expand our operations.

Overview

Glowpoint, Inc. ("Glowpoint", "us", or "we"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade IP based subscriber network that is designed exclusively for video communications. The network spans three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when it was determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communications service. On September 23, 2003, we, formerly known as Wire One Technologies, Inc., or Wire One, completed the sale of our videoconferencing equipment business that had previously been central to our operations, in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

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

On September 23, 2003, we sold substantially all of the assets of our Video Solutions (VS) business to an affiliate of Gores Technology Group ("Gores"), a privately held international acquisition and management firm, in order to focus solely on growing our Glowpoint network service. The VS segment included our videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consisted of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements with its results from operations summarized in a single line item in the consolidated statement of operations. See Note 5 to the financial statements for further information.

                            Glowpoint, Inc.
                         Results of Operations                Three Months Ended March 31,
                              (Unaudited)                     ----------------------------
                                                                  2004            2003
                                                              -----------     ------------
Net revenues ...........................................         100.0%          100.0%
Cost of revenues .......................................          85.0           103.0
                                                                ------          ------
Gross margin ...........................................          15.0            (3.0)
                                                                ------          ------

Operating expenses
     Research and development ..........................          10.1            13.5
     Selling ...........................................          56.9            44.2
     General and administrative ........................          58.4            55.5
                                                                ------          ------
Total operating expenses ...............................         125.4           113.2
                                                                ------          ------
Loss from continuing operations ........................        (110.4)         (116.2)
                                                                ------          ------
Other (income) expense
     Amortization of deferred financing costs ..........           2.6             2.0
     Interest income ...................................           0.0            (0.2)
     Interest expense ..................................           1.6            16.8
     Amortization of discount on subordinated debentures          98.1            24.0
     Loss on extinguishment of debt ....................          42.0             0.0
                                                                ------          ------
Total other expenses, net ..............................         144.3            42.6
                                                                ------          ------
Net loss from continuing operations ....................        (254.7)         (158.8)
Loss from discontinued AV operations ...................           0.0           (35.6)
Loss from discontinued VS operations ...................           0.0           (14.4)
                                                                ------          ------
Net loss ...............................................        (254.7)         (208.8)
Preferred stock dividends ..............................          (2.3)            0.0
                                                                ------          ------
Net loss attributable to common stockholders ...........        (257.0)%        (208.8)%
                                                                ======          ======

Three Months Ended March 31, 2004 ("2004 period") Compared to Three Months Ended March 31, 2003 ("2003 period").

Net Revenues. Net revenues from continuing operations increased $1.0 million, or 45%, in the 2004 period to $3.2 million from $2.2 million for the 2003 period. Subscription and related revenue increased $1.1 million, or 91%, in the 2004 period to $2.4 million from $1.3 million for the 2003 period. Non-subscription revenue consisting of bridging, events and other one-time fees decreased $0.1 million, or 17%, in the 2004 period to $0.8 million from $0.9 million for the 2003 period. The growth in subscription and related revenue was the result of having, on average, 600 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each producing an average of $645 per month in revenue. There were 1,176 average billable subscriber locations in the 2004 period and 576 in the 2003 period. The average monthly subscription and related revenue per subscriber location fell 6% from $737 in the 2003 period to $690 in the 2004 period. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan. The $0.1 million decrease in non-subscription revenue resulted from a $0.2 million decline in H.320 bridging revenue from $0.5 million in the 2003 period to $0.3 million in the 2004 period, caused by an overall decline in H.320 or ISDN bridging services and the continued growth of endpoints with built-in multi-point bridging capabilities; offset by a $0.1 million increase in professional services provided including those related to the NFL draft for ESPN.

Cost of Revenue. Cost of revenue increased $0.45 million, or 19%, in the 2004 period to $2.74 million from $2.29 million for the 2003 period. Infrastructure costs (defined as backbone related costs of network) increased $0.08 million, or 11%, in the 2004 period to $0.8 million from $0.72 million for the 2003 period. Access costs (defined as costs of connecting subscriber locations to the network) increased $0.36 million, or 39%, in the 2004 period to $1.28 million from $0.92 million for the 2003 period. The growth in access costs was the result of having, on average, 600 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each costing an average of $201 per month for access to the network. There were 1,176 average billable subscriber locations in the 2004 period and 576 in the 2003 period. The average monthly access costs per subscriber location fell 32% from $532 in the 2003 period to $363 in the 2004 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint service, depreciation on network equipment along with the ISDN network costs of providing H.320 bridging services. In the 2004 period these costs were flat with the 2003 period level of $0.65 million. There were two offsetting factors accounting for this result: (1) increased depreciation of $0.1 million related to increased equipment deployed in the network; and (2) reduced ISDN network costs of $0.1 million in line with the decline in H.320 bridging revenue.

Gross Margins. Gross margins increased approximately $0.6 million in the 2004 period from $0.1 million in the 2003 period to $0.5 million. As a percentage of revenue, gross margins increased in the 2004 period to 15.0%, as compared to negative 3.0% of net revenues in the 2003 period. The increase in gross margins is attributable to the beginning impact of new customers coming on with our higher margin "All You Can See" unlimited video calling plans - $0.5 million; the pass through of the Universal Service Fee ("USF") that had not previously been charged to our customers - $0.2 million; and a $0.1 million increase in gateway, usage and other network services gross margin. Partially offsetting these factors were the negative impact on gross margin of the increase in infrastructure costs - $0.1 million, and the loss of $0.1 million of H.320 bridging gross margin. We believe that our gross margins will continue to improve over the coming months and quarters as the impact is felt from our fourth quarter product realignment, which was designed to drive average variable gross margins of 60 to 65% for each new billable subscriber location on the Glowpoint network. The impact to our results should be increasingly evident in 2004 as the new products take hold in our distribution channel to become a larger percentage of our embedded billable subscriber location base. We will also be focusing on minimizing our cost per subscriber location in order to deliver the Glowpoint service in the most efficient manner possible.

Research and Development. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, were flat in the 2004 period with the 2003 period level of $0.3 million but were down as a percentage of revenue from 13.5% in the 2003 period to 10.1% in the 2004 period. It is expected that research and development costs on a dollar basis will remain flat in coming quarters as we design and develop new service offerings to meet customer demand and test new products and technologies across the network.

Selling. Selling expenses, which include sales salaries, commissions, overhead and marketing costs, increased $0.8 million in the 2004 period to $1.8 million, from $1.0 million in the 2003 period, and increased as a percentage of revenue from 44.2% in the 2003 period to 56.9% of revenue in the 2004 period. The primary causes of the increase in costs for the 2004 period are the $0.3 million increase in salaries and benefits resulting from the addition of 16 new employees and the $0.3 million of marketing costs incurred related to new product launch activities, channel diversification activities and remaining customer trials. In addition, $0.2 million of the increase results from higher commissions and bonuses associated with higher revenue levels.

General and Administrative. General and administrative expenses increased $0.7 million in the 2004 period to $1.9 million from $1.2 million in the 2003 period. General and administrative expenses as a percentage of net revenues for the 2004 period increased from 55.5% in the 2003 period to 58.4% in the 2004 period. The primary components of the increase in costs were $0.2 million in non-cash expense recorded in connection with the issuance of restricted stock and warrants as compensation and for consulting services, $0.1 million of additional professional fees related to executive searches conducted during the period for new members of senior management, $0.1 million of additional provisions for bad debts related to the increase in the size of our business, a $0.1 million increase in amortization/depreciation related to purchased computer hardware and software and capitalized internal costs related to web-site development and equipment maintenance contracts and a $0.1 million increase in corporate-related fees/taxes including franchise tax, Nasdaq listing, SEC filing and Board of Directors fees.

Other (Income) Expenses. Other expenses increased $3.7 million to $4.6 million in the 2004 period from $0.9 million in the 2003 period. The $3.7 million increase was primarily due to accelerated amortization of the discount on subordinated debentures of $3.2 million resulting from the exchange of the subordinated debentures for preferred stock in the 2004 period. This caused a $2.6 million increase in amortization of discount on subordinated debentures. In addition, the exchange of the subordinated debentures for preferred stock resulted in the recognition of a $1.4 million non-cash charge on the exchange of debt in the 2004 period.

Discontinued Operations. In the 2004 and 2003 periods, we treated our AV division and VS segment as discontinued operations because: (1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and (2) we do not have any significant continuing involvement in the operations of the division and segment. In the 2004 period, there was no income (loss) from discontinued AV operations. We incurred a loss from discontinued AV operations in the 2003 period of $0.8 million. In the 2004 period, there was no income (loss) from discontinued VS operations. We incurred a loss from discontinued VS operations in the 2003 period of $0.3 million.

Net Loss. Net loss attributable to common stockholders increased to $8.3 million, or $.25 per diluted share, in the 2004 period from $4.6 million, or $.16 per diluted share, for the 2003 period. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a standard financial measurement under accounting principles generally accepted in the United States of America
(GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. Management believes that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                                    Three Months Ended March 31,
                                                                  -------------------------------
                                                                      2004                2003
                                                                  -----------         -----------
Net loss attributable to common stockholders .............        $(8,287,959)        $(4,649,267)
       Depreciation and amortization .....................          1,340,458           1,374,285
       Amortization of deferred financing costs ..........             84,796              45,509
       Amortization of discount on subordinated debentures          3,165,036             534,625
       Loss on exchange of debt ..........................          1,354,000                  --
       Non-cash compensation .............................            288,786             243,543
       Loss from discontinued AV operations ..............                 --             793,022
       Loss from discontinued VS operations ..............                 --             319,478
       Preferred stock dividend ..........................             73,923                  --
       Interest expense, net .............................             51,501             180,651
                                                                  -----------         -----------
EBITDA from continuing operations ........................        $(1,929,459)        $(1,158,154)
                                                                  ===========         ===========

Liquidity and Capital Resources

At March 31, 2004, we had working capital of $13.8 million compared to $4.9 million at December 31, 2003, an increase of approximately $8.9 million. We had $13.3 in cash and cash equivalents at March 31, 2004 compared to $4.2 million at December 31, 2003. The $8.9 million increase in working capital resulted primarily from the net proceeds from the February 2004 private placement of common stock of $12.5 million which was offset by the funding of the $2.5 million usage of cash in operations in the 2004 period and the purchase of $1.0 million of furniture, equipment and leasehold improvements.

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result we recorded a $1,354,000 loss on exchange of debt in the three months ended March 31, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the three months ended March 31, 2004.

In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire on August 17, 2009. The warrants are subject to certain anti-dilution protection. In addition, we issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

At December 31, 2003, we had a $7.5 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender's base rate plus 1 1/2% per annum. In February 2004, this credit facility was terminated at our request. As a result of the termination of this credit facility, the $84,796 of unamortized deferred financing costs as of December 31, 2003 was written off to expense in the first quarter of 2004.

       The following summarizes our contractual cash obligations and commercial commitments at March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

       Contractual Obligations           Total         2004         2005       2006      2007
------------------------------------   ----------   ----------   ----------   --------   -------
Purchase obligations (1) ...........   $5,125,636   $3,637,826   $1,275,179   $212,631   $    --
Operating lease obligations ........      254,971      198,252       56,719         --        --
Capital lease obligations ..........      139,974      103,842       36,132         --        --
                                       ----------   ----------   ----------   --------   -------
       Total .......................   $5,520,581   $3,939,920   $1,368,030   $212,631   $    --
                                       ----------   ----------   ----------   --------   -------

---------
(1) Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-3 years.

Net cash used by operating activities for the 2004 period was $2.5 million as compared to net cash provided by operations of $0.8 million during the 2003 period. The primary source of operating cash in 2004 was the $0.5 million reduction in accounts receivable resulting from improved collections (net of a $0.3 million increase in accounts receivable and a $0.8 million increase in deferred revenue). We used this cash to fund the $2.0 million cash loss from operations (net of the $8.2 million net loss and the total non-cash expenses of $6.2 million) and the $0.7 million decrease in accounts payable.

Investing activities for the 2004 period included purchases of $1.0 million for network, computer and demonstration equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2004. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2004.

Financing activities for the 2004 period included receipt of the $12.5 million of net proceeds from the February 2004 private placement of common stock.

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

Prepaid commissions

Prior to the sale of the VS operation, we paid commissions to VS employees for their efforts in obtaining yearlong customer subscriptions on the Glowpoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At March 31, 2004 and 2003, we had deferred approximately $128,000 and $171,000, respectively, related to prepaid commissions.

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2004 period, no impairment losses were recorded.

Goodwill and other intangible assets

We follow SFAS No. 142, "Goodwill and Other Intangible Assets" in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk related to our cash equivalents portfolio. The primary objective of our investment policy is to preserve principal while maximizing yields. Our cash equivalents portfolio is short-term in nature; therefore changes in interest rates will not materially impact our consolidated financial condition. However, such interest rate changes can cause fluctuations in our results of operations and cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are defending several suits in the ordinary course of business that are not material to our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we issued to the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75.

      In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. Investors in the private placement were also issued warrants to purchase 1,830,000 shares of common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection. We also issued to its placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      (i) Form 8-K dated March 25, 2004 announcing the written plan of our Chairman of the Board, Richard Reiss, to periodically sell shares of our common stock pursuant to Rule 10b5-1(C) of the Securities Exchange Act of 1934, as amended.

      (ii) Form 8-K dated March 3, 2004 containing a press release announcing our results of operations and financial condition for the three and twelve months ended December 31, 2003 and the text of the of the March 2, 2004, conference call to review the our 2003 fourth quarter results.

      (iii) Form 8-K dated February 26, 2004 announcing the completion of the sale of $13.7 million of our common stock and warrants in a private placement transaction on February 17, 2004.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GLOWPOINT, INC.
                               Registrant


Date: May 14, 2004         By:  /s/ David C. Trachtenberg
                                ------------------------------------------------
                                David C. Trachtenberg, Chief Executive Officer
                                (principal executive officer)


Date: May 14, 2004         By:  /s/ Christopher Zigmont
                                ------------------------------------------------
                                Christopher Zigmont, Chief Financial Officer
                                (principal financial and accounting officer)