Form 10-Q
period 2004-06-30
GLOWPOINT INC
filed 2004-08-16
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25940

                                 GLOWPOINT, INC.
             (Exact Name of registrant as Specified in its Charter)

                 Delaware                                  77-0312442
      (State or other Jurisdiction                  (I.R.S. Employer Number)
    of Incorporation or Organization)

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

Yes |_|         No |X|

      The number of shares outstanding of the registrant's Common Stock as of August 9, 2004 was 37,869,865.

                                 GLOWPOINT, INC.

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements*..........................................................   1
            Consolidated Balance Sheets June 30, 2004 and December 31, 2003..........................   1
            Consolidated Statements of Operations For the Six Months and Three Months Ended
                June 30, 2004 and 2003...............................................................   2
            Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2004 and 2003....   3
            Notes to Consolidated Financial Statements...............................................   4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   8
Item 3.  Quantitative and Qualitative Disclosures and Market Risk....................................  15
Item 4.  Controls and Procedures.....................................................................  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................  15
Item 2.  Changes in Securities and Use of Proceeds...................................................  15
Item 3.  Defaults Upon Senior Securities.............................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders.........................................  15
Item 5.  Other Information...........................................................................  16
Item 6.  Exhibits and Reports on Form 8-K............................................................  16
Signatures...........................................................................................  18
Certifications.......................................................................................  50

* The Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                 Glowpoint, Inc.
                           Consolidated Balance Sheets

                                                                                 June 30, 2004    December 31, 2003
                                                                                 -------------    -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .............................................     $  10,365,847      $   4,184,897
     Escrowed cash .........................................................           336,244            335,188
     Accounts receivable, net of allowance for doubtful accounts of
         $98,238 and $71,620, respectively .................................         3,212,809          2,305,552
     Other current assets ..................................................         2,068,688          1,439,978
                                                                                 -------------      -------------
         Total current assets ..............................................        15,983,588          8,265,615
Furniture, equipment and leasehold improvements-net ........................        12,931,988         13,024,055
Goodwill ...................................................................         2,547,862          2,547,862
Other assets ...............................................................           326,314            149,574
                                                                                 -------------      -------------
         Total assets ......................................................     $  31,789,752      $  23,987,106
                                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................     $   2,133,893      $   2,368,484
     Accrued expenses ......................................................         1,583,798            900,690
     Deferred revenue ......................................................           887,453                 --
     Current portion of capital lease obligations ..........................           101,679            131,182
                                                                                 -------------      -------------
         Total current liabilities .........................................         4,706,823          3,400,356
                                                                                 -------------      -------------

Noncurrent liabilities:
     Capital lease obligations, less current portion .......................                --             34,972
                                                                                 -------------      -------------
         Total noncurrent liabilities ......................................                --             34,972
                                                                                 -------------      -------------
         Total liabilities .................................................         4,706,823          3,435,328
                                                                                 -------------      -------------

Subordinated debentures ....................................................                --          4,888,000
Discount on subordinated debentures ........................................                --         (3,149,805)
                                                                                 -------------      -------------
     Subordinated debentures, net ..........................................                --          1,738,195
                                                                                 -------------      -------------

Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         203.667 shares outstanding ........................................                --                 --
     Common Stock, $.0001 par value; 100,000,000 authorized; 37,867,452
         and 30,543,672 shares outstanding, respectively ...................             3,787              3,054
     Treasury stock, 39,891 shares at cost .................................          (239,742)          (239,742)
     Deferred compensation .................................................        (1,709,347)        (1,650,607)
     Additional paid-in capital ............................................       157,295,290        137,449,109
     Accumulated deficit ...................................................      (128,267,059)      (116,748,231)
                                                                                 -------------      -------------
         Total stockholders' equity ........................................        27,082,929         18,813,583
                                                                                 -------------      -------------
         Total liabilities and stockholders' equity ........................     $  31,789,752      $  23,987,106
                                                                                 =============      =============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Six Months Ended June 30,        Three Months Ended June 30,
                                                       -----------------------------     -----------------------------
                                                           2004             2003             2004             2003
                                                       ------------     ------------     ------------     ------------
Net revenues ......................................    $  7,351,399     $  4,901,488     $  4,126,449     $  2,674,630
Cost of revenues ..................................       6,035,347        4,898,606        3,295,594        2,604,320
                                                       ------------     ------------     ------------     ------------
   Gross margin ...................................       1,316,052            2,882          830,855           70,310
                                                       ------------     ------------     ------------     ------------

Operating expenses
   Research and development .......................         663,293          610,709          336,646          301,539
   Selling ........................................       3,746,927        2,330,754        1,911,772        1,353,245
   General and administrative .....................       3,712,201        2,632,012        1,830,102        1,397,348
                                                       ------------     ------------     ------------     ------------
Total operating expenses ..........................       8,122,421        5,573,475        4,078,520        3,052,132
                                                       ------------     ------------     ------------     ------------

Loss from continuing operations ...................      (6,806,369)      (5,570,593)      (3,247,665)      (2,981,822)
                                                       ------------     ------------     ------------     ------------

Other (income) expense
   Amortization of deferred financing
     costs ........................................          84,796           92,763               --           47,254
   Interest income ................................         (14,345)          (5,800)         (12,824)            (611)
   Interest expense ...............................          59,351          786,983            6,330          413,933
   Unrealized gain on marketable equity
     securities ...................................        (169,083)              --         (169,083)              --
   Amortization of discount on
     subordinated debentures ......................       3,165,037          992,875               --          458,250
   Loss on exchange of debt .......................       1,354,000               --               --               --
                                                       ------------     ------------     ------------     ------------
Total other expenses, net .........................       4,479,756        1,866,821         (175,577)         918,826
                                                       ------------     ------------     ------------     ------------

Net loss from continuing operations ...............     (11,286,125)      (7,437,414)      (3,072,088)      (3,900,648)

Loss from discontinued AV operations ..............              --       (1,173,067)              --         (380,045)
Loss from discontinued VS operations ..............         (61,288)        (938,493)         (61,288)        (619,014)
                                                       ------------     ------------     ------------     ------------
Net loss ..........................................     (11,347,413)      (9,548,974)      (3,133,376)      (4,899,707)
Preferred stock dividends .........................        (171,415)              --          (97,492)              --
                                                       ------------     ------------     ------------     ------------
Net loss attributable to common
   stockholders ...................................    $(11,518,828)    $ (9,548,974)    $ (3,230,868)    $ (4,899,707)
                                                       ============     ============     ============     ============

Net loss from continuing operations per share:
   Basic and diluted ..............................    $      (0.33)    $      (0.26)    $      (0.09)    $      (0.14)
                                                       ============     ============     ============     ============
Loss from discontinued operations per
   share:
   Basic and diluted ..............................    $         --     $      (0.07)    $         --     $      (0.03)
                                                       ============     ============     ============     ============
Preferred stock dividends per share:
   Basic and diluted ..............................    $         --     $         --     $         --     $         --
                                                       ============     ============     ============     ============
Net loss attributable to common
   stockholders per share:
   Basic and diluted ..............................    $      (0.33)    $      (0.33)    $      (0.09)    $      (0.17)
                                                       ============     ============     ============     ============
Weighted average number of common shares:
   Basic and diluted ..............................      34,888,750       29,113,216       37,360,933       29,195,477
                                                       ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                 -----------------------------
                                                                                     2004             2003
                                                                                 ------------     ------------
Cash flows from Operating Activities
   Net loss .................................................................    $(11,347,413)    $ (9,548,974)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization ........................................       2,572,866        3,016,236
       Amortization of deferred financing costs .............................          84,796           92,763
       Amortization of discount on subordinated debentures ..................       3,165,037          992,875
       Loss on exchange of debt .............................................       1,354,000               --
       Non-cash compensation ................................................         559,824          673,536
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
           Escrowed cash ....................................................          (1,056)              --
           Accounts receivable ..............................................        (907,257)        (738,300)
           Assets of discontinued AV operations .............................              --          734,532
           Assets of discontinued VS operations .............................              --        6,369,170
           Other current assets .............................................      (1,370,498)      (1,770,059)
           Other assets .....................................................        (261,536)         (10,196)
           Accounts payable .................................................        (234,591)         581,906
           Accrued expenses .................................................         511,693          (56,117)
           Liabilities of discontinued VS operations ........................              --          505,741
           Deferred revenue .................................................         887,453               --
           Other current liabilities ........................................              --          (66,127)
                                                                                 ------------     ------------
                Net cash provided (used) by operating activities ............      (4,986,682)         776,986
                                                                                 ------------     ------------
Cash flows from Investing Activities
   Purchases of furniture, equipment and leasehold improvements .............      (1,739,011)      (1,409,578)
                                                                                 ------------     ------------
       Net cash used by investing activities ................................      (1,739,011)      (1,409,578)
                                                                                 ------------     ------------
Cash flows from Financing Activities
   Net proceeds from common stock offering ..................................      12,424,705               --
   Costs of issuance/exchange of subordinated debentures ....................         (15,232)        (171,248)
   Exercise of warrants and options, net ....................................         561,645          293,700
   Proceeds from bank loans .................................................              --       51,820,394
   Payments on bank loans ...................................................              --      (53,146,169)
   Deferred financing costs .................................................              --          (19,112)
   Payments on capital lease obligations ....................................         (64,475)              --
                                                                                 ------------     ------------
       Net cash provided (used) by financing activities .....................      12,906,643       (1,222,435)
                                                                                 ------------     ------------
Increase (decrease) in cash and cash equivalents ............................       6,180,950       (1,855,027)
Cash and cash equivalents at beginning of period ............................       4,184,897        2,762,215
                                                                                 ------------     ------------
Cash and cash equivalents at end of period ..................................    $ 10,365,847     $    907,188
                                                                                 ============     ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest .................................................................    $     14,834     $    225,059
                                                                                 ============     ============
   Taxes ....................................................................    $         --     $         --
                                                                                 ============     ============

Non-cash financing and investing activities:

Equipment with costs totaling $232,100 was acquired under capital lease arrangements during the six months ended June 30, 2003.

Preferred stock dividends of $171,415 were accrued during the six months ended June 30, 2004.

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Note 1 -- The Business

Glowpoint, Inc. ("Glowpoint", "us" or "we"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade, IP (Internet Protocol) based subscriber network that is designed exclusively for video communications. The network spans across three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for the Glowpoint network. On September 23, 2003, we, then known as Wire One Technologies, Inc. ("Wire One"), completed the sale of our Video Solutions ("VS") business which had been central to our operations, to an affiliate of Gores Technology Group ("Gores"), in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

On April 20, 2004, we entered into a strategic alliance with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the alliance agreement, we acquired certain assets and the customer base of Tandberg owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, have immediate access to Glowpoint's video bridging and webcasting services. As part of the alliance, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by GlowPoint under a multi-year agreement. In addition, Glowpoint assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which are being consolidated into new agreements with these carriers. Lastly, Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products.

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of GlowPoint have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of GlowPoint and its wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

Note 3 -- Stock-Based Compensation

At June 30, 2004, we account for our stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                            Six Months Ended                  Three Months Ended
                                                                June 30,                           June 30,
                                                     ------------------------------     ------------------------------
                                                          2004             2003              2004             2003
                                                     -------------    -------------     -------------    -------------
Net loss as reported ............................    $ (11,347,413)   $  (9,548,974)    $  (3,133,376)   $  (4,899,707)
Add: stock-based compensation expense
   included in reported loss, net of tax ........            5,179          111,595                --           55,262
Deduct: total stock-based employee
   compensation expense determined under the
   fair value based method for all awards,
   net of tax ...................................         (262,126)      (1,854,682)         (142,854)        (665,587)
                                                     -------------    -------------     -------------    -------------
Pro forma net loss ..............................    $ (11,604,360)   $ (11,292,061)    $  (3,276,230)   $  (5,510,032)
                                                     =============    =============     =============    =============
Loss per share:
Basic and diluted - as reported .................    $       (0.33)   $       (0.33)    $       (0.09)   $       (0.17)
Basic and diluted - pro forma ...................    $       (0.33)   $       (0.39)    $       (0.09)   $       (0.19)

The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                     Six Months Ended        Three Months Ended
                                         June 30,                 June 30,
                                   -------------------      -------------------
                                     2004       2003          2004       2003
                                   --------   --------      --------   --------
Risk free interest rate.........       4.82%      3.69%         4.59%      3.61%
Expected lives..................   10 years    5 years      10 years    5 years
Expected volatility.............     101.32%    102.04%        99.34%     57.76%

Note 4 -- Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the weighted-average number of net shares of common stock that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of subordinated debentures using the if-converted method.

                                                       Six Months Ended           Three Months Ended
                                                           June 30,                    June 30,
                                                   ------------------------    ------------------------
                                                      2004          2003          2004          2003
                                                   ----------    ----------    ----------    ----------
Weighted average shares outstanding ...........    34,888,750    29,113,216    37,360,933    29,195,477
Effect of dilutive options and warrants .......            --            --            --            --
                                                   ----------    ----------    ----------    ----------
Weighted average shares outstanding
   including dilutive effect of securities ....    34,888,750    29,113,216    37,360,933    29,195,477
                                                   ==========    ==========    ==========    ==========

Weighted average options and warrants to purchase 12,868,730 and 13,400,458 shares of common stock and preferred stock convertible into 2,036,677 shares common stock were outstanding during the six and three months ended June 30, 2004. Weighted average options and warrants to purchase 12,010,926 and 11,832,214 shares of common stock and subordinated debentures convertible into 2,036,677 shares of common stock were outstanding during the six and three months ended June 30, 2003. These options, warrants and convertible securities were not included in the computation of diluted EPS because we reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 5 -- Discontinued Operations

On September 23, 2003, we completed the sale of all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to our VS segment to Gores under the terms of the asset purchase agreement dated June 10, 2003. Stockholders at our 2003 annual meeting of stockholders held in August 2003 approved the sale of our VS segment. The VS segment included our videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities consisting of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 videoconferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item in the consolidated statement of operations.

We are entitled to receive total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. The holdback is intended to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. Gores may pay us an earn-out for the years ended June 30, 2004 and June 30, 2005 within sixty days after these dates, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay us $2 million less amounts previously paid pursuant to the preceding sentence. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

The $2 million cash holdback and the $1 million unsecured promissory note were not recorded as part of the sales price as Gores had not yet completed their evaluation of the acquired net assets. The gain on the sale of the VS segment totaled $645,000, excluding the cash holdback and note amounts, and was deferred as a component of accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003 and June 30, 2004 pending settlement of any potential claims by Gores. Gores has since concluded that it does not agree with our determination of the net assets of the VS segment and as a result, we have entered into an arbitration proceeding with them. The asset purchase agreement for the transaction provided that if the parties were unable to agree on the determination of net assets of the VS segment as of June 30, 2003, the matter would be submitted to an independent firm of certified public accountants to make the determination. PricewaterhouseCoopers LLP has been chosen to conduct the arbitration. As of July 26, 2004, the parties have submitted their inital analyses to the arbitrator and await his response to the submissions. Through our accounting for the sale of the VS segment, we believe we have recognized adequate reserves related to the loss exposure, if any, on this matter and the range of additional losses, if any, cannot be determined at this time.

At June 30, 2004, we were owed $2,356,119 from Gores and we owed Gores $1,673,731, with this receivable and payable resulting from post-sale transactions.

Revenues and pretax loss from discontinued VS operations are as follows:

                     Six Months Ended June 30,      Three Months Ended June 30,
                   ----------------------------    ----------------------------
                       2004            2003            2004            2003
                   ------------    ------------    ------------    ------------
Revenues .......   $         --    $ 40,253,589    $         --    $ 21,977,752
Pretax loss ....   $    (61,288)   $   (938,493)   $    (61,288)   $   (619,014)

In March 2003, we completed the sale of certain assets and liabilities of our Audio-Visual ("AV") division to Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV division was aimed at enabling us to focus more of our resources to the development and marketing of our Glowpoint IP network and to our VS segment. As a consequence, this division, previously part of the VS segment, has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item in the consolidated statements of operations.

Revenues and pretax loss from discontinued AV operations are as follows:

                     Six Months Ended June 30,      Three Months Ended June 30,
                    ---------------------------     ---------------------------
                        2004            2003            2004            2003
                    -----------     -----------     -----------     -----------
Revenues ........   $        --     $ 3,873,822     $        --     $ 1,631,897
Pretax loss .....   $        --     $(1,173,067)    $        --     $  (380,045)

Note 6 -- Bank Loan Payable

In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability was based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bore interest at the lender's base rate plus 1 1/2% per annum. The credit facility contained certain financial and operational covenants. In March 2003, we concluded an amendment to the credit facility, which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. As compensation for this amendment, we granted warrants to purchase 100,000 shares of common stock with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include:
(1) revised EBITDA covenant levels for the remainder of the term of the credit agreement and (2) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, we signed a letter agreement with JPMorgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, we wrote off approximately $188,000 of deferred financing costs in 2003. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at our request. As a result, the balance of the $505,074 in financing costs originally deferred, $84,796, was written off to expense in the six months ended June 30, 2004.

Note 7 -- Stockholder's Equity

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result, we recorded a $1,354,000 loss on exchange of debt in the three months ended March 31, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the six months ended June 30, 2004.

In February 2004, we raised net proceeds of $12.4 million in a private placement of 6,100,000 shares of its common stock at $2.25 per share. Investors in the private placement were also issued warrants to purchase 1,830,000 shares of common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection. We also issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

Note 8 -- Effect of Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 3, we currently account for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have a material negative impact on our consolidated financial position and results of operations, the level of which is currently being assessed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties, include our relatively short operating history; market acceptance and availability of new products and services; rapid technological change affecting products and services we sell; the impact of competitive products, services, and pricing, as well as competition from other service providers; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable us to expand our operations.

Overview

Glowpoint, Inc. ("Glowpoint", "us", or "we"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade IP based subscriber network that is designed exclusively for video communications. The network spans three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communications service. On September 23, 2003, we, then known as Wire One Technologies, Inc., or Wire One, completed the sale of our videoconferencing equipment business that had previously been central to our operations, in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

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

On April 20, 2004, we entered into a strategic alliance with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the alliance agreement, we acquired certain assets and the customer base of Tandberg owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, have immediate access to GlowPoint's video bridging and webcasting services. As part of the alliance, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, are being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which are being consolidated into new agreements with these carriers. Lastly, Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products.

                                 Glowpoint, Inc.
                              Results of Operations
                                   (Unaudited)

                                                      Six Months Ended       Three Months Ended
                                                          June 30,                June 30,
                                                     ------------------      ------------------
                                                      2004        2003        2004        2003
                                                     ------      ------      ------      ------
Net revenues .....................................    100.0%      100.0%      100.0%      100.0%
Cost of revenues .................................     82.1        99.9        79.9        97.4
                                                     ------      ------      ------      ------
     Gross margin ................................     17.9         0.1        20.1         2.6
                                                     ------      ------      ------      ------
Operating expenses
     Research and development ....................      9.0        12.5         8.1        11.3
     Selling .....................................     51.0        47.5        46.3        50.6
     General and administrative ..................     50.5        53.7        44.4        52.2
                                                     ------      ------      ------      ------
Total operating expenses .........................    110.5       113.7        98.8       114.1
                                                     ------      ------      ------      ------
Loss from continuing operations ..................    (92.6)     (113.6)      (78.7)     (111.5)
                                                     ------      ------      ------      ------
Other (income) expense
     Amortization of deferred financing costs ....      1.1         1.9          --         1.8
     Interest income .............................     (0.2)       (0.1)       (0.3)         --
     Interest expense ............................      0.8        16.1         0.1        15.5
     Unrealized gain on marketable securities ....     (2.3)         --        (4.1)         --
     Amortization of discount on subordinated
       debentures ................................     43.1        20.3          --        17.1
     Loss on exchange of debt ....................     18.4          --          --          --
                                                     ------      ------      ------      ------
Total other expenses, net ........................     60.9        38.2        (4.3)       34.4
                                                     ------      ------      ------      ------
Net loss from continuing operations ..............   (153.5)     (151.8)      (74.4)     (145.9)
Loss from discontinued AV operations .............       --       (23.9)         --       (14.2)
Loss from discontinued VS operations .............     (0.8)      (19.1)       (1.5)      (23.1)
                                                     ------      ------      ------      ------
Net loss .........................................   (154.3)     (194.8)      (75.9)     (183.2)
Preferred stock dividends ........................     (2.3)         --        (2.4)         --
                                                     ------      ------      ------      ------
Net loss attributable to common stockholders .....   (156.6)%    (194.8)%     (78.3)%    (183.2)%
                                                     ======      ======      ======      ======

Six Months Ended June 30, 2004 ("2004 period") Compared to Six Months Ended June 30, 2003 ("2003 period") and Three Months Ended June 30, 2004 ("June 2004 quarter") Compared to Three Months Ended June 30, 2003 ("June 2003 quarter").

Net Revenues. Net revenues from continuing operations increased $2.5 million, or 50%, in the 2004 period to $7.4 million from $4.9 million for the 2003 period. Contractual revenue increased $2.6 million, or 92%, in the 2004 period to $5.5 million from $2.9 million for the 2003 period. Contractual revenue, which includes Glowpoint subscription and related revenue as has been reported in prior quarters plus NuVision revenue directly related to those customers that are under contract, is a new categorization resulting from the NuVision acquisition completed in the June 2004 quarter. This change has been made to better reflect the core drivers of our combined business without losing visibility into comparisons with prior quarters. The largest component of this revenue category, Glowpoint subscription and related revenue, increased $2.1 million, or 74%, in the 2004 period to $5.0 million from $2.9 million for the 2003 period. Our newest and second category of contractual revenue is from the NuVision base and totaled $0.5 million in the 2004 period. The growth in subscription and related revenue was the result of having, on average, 521 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each producing an average of $673 per month in revenue. There were 1,190 average billable subscriber locations in the 2004 period and 669 in the 2003 period. The average monthly subscription and related revenue per subscriber location fell 2% from $713 in the 2003 period to $695 in the 2004 period. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan in the second half of 2003. Non-contractual revenue decreased $0.1 million, or 8%, in the 2004 period to $1.9 million from $2.0 million for the 2003 period. Non-contractual revenue includes GlowPoint non-subscription revenue (our event-driven category of revenue) plus NuVision revenue generated by customers that are not currently under contract. The $0.1 million decrease in non-contractual revenue resulted from $0.3 million in revenue from NuVision customers, offset by a $0.4 decrease in bridging revenue from $1.6 million in the 2003 period to $1.2 million in the 2004 period, caused by an overall decline in H.320 or ISDN bridging services and the continued growth of endpoints with built-in multi-point bridging capabilities.

Net revenues of $4.1 million for the June 2004 quarter represent an increase of $1.4 million, or 54%, over the $2.7 million in revenues reported for the June 2003 quarter. Contractual revenue increased $1.4 million, or 92%, in the June 2004 quarter to $3.0 million from $1.6 million for the June 2003 quarter. The largest component of this revenue category, Glowpoint subscription and related revenue, increased $0.9 million, or 61%, in the June 2004 quarter to $2.5 million from $1.6 million for the June 2003 quarter. The growth in subscription and related revenue was the result of having, on average, 441 more billable subscriber locations in the June 2004 quarter than in the June 2003 quarter and those billable subscriber locations each producing an average of $721 per month in revenue. There were 1,204 average billable subscriber locations in the June 2004 quarter and 763 in the June 2003 quarter. The average monthly subscription and related revenue per subscriber location increased 2% to $700 in the June 2004 quarter from $688 in the June 2003 quarter. The increase in average monthly subscription and related revenue per subscriber location is the result of the introduction in early January 2004 of our "All You Can See" unlimited video calling plans at higher price points and the decline in the number of billable subscriber locations using the $199 per month pay as you go plan during the June 2004 quarter. The second category of contractual revenue is from the NuVision base and totaled $0.5 million in the June 2004 quarter. Non-contractual revenue in the June 2004 quarter was flat with the $1.1 million level achieved in the June 2003 quarter. The $0.3 million in revenue from NuVision customers was offset by a $0.2 million decrease in bridging revenue from $0.8 million in the June 2003 quarter to $0.6 million in the June 2004 quarter and a $0.1 decrease in installation revenue.

Cost of Revenues. Cost of revenues increased $1.1 million, or 23%, in the 2004 period to $6.0 million from $4.9 million for the 2003 period. Infrastructure costs (defined as backbone related costs of network) remained flat at $1.6 million in the 2004 and 2003 periods. Access costs (defined as costs of connecting subscriber locations to the network) increased $0.6 million, or 28%, in the 2004 period to $2.6 million from $2.0 million for the 2003 period. The growth in access costs was the result of having, on average, 521 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each costing an average of $179 per month for access to the network. There were 1,190 average billable subscriber locations in the 2004 period and 669 in the 2003 period. The average monthly access costs per subscriber location fell 28% from $505 in the 2003 period to $363 in the 2004 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan in the second half of 2003 and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint service along with the ISDN network costs of providing H.320 bridging and other services to both Glowpoint and NuVision customers. These costs increased $0.5 million, or 45%, in the 2004 period to $1.8 million from $1.3 million for the 2003 period. This increase resulted primarily from the costs of revenue generated by the NuVision base of customers which totaled $0.6 million.

Cost of revenues increased $0.7 million, or 27%, in the June 2004 quarter to $3.3 million from $2.6 million for the June 2003 quarter. Infrastructure costs remained flat at $0.8 million in the June 2004 and June 2003 quarters. Access costs increased $0.2 million, or 18%, in the June 2004 quarter to $1.3 million from $1.1 million for the June 2003 quarter. The growth in access costs was the result of having, on average, 441 more billable subscriber locations in the June 2004 quarter than in the June 2003 quarter and those billable subscriber locations each costing an average of $149 per month for access to the network. There were 1,204 average billable subscriber locations in the June 2004 quarter and 763 in the June 2003 quarter. The average monthly access costs per subscriber location fell 25% from $486 in the June 2003 quarter to $362 in the June 2004 quarter. The decline in average monthly access costs per subscriber location is the result of the increasing use of DSL as the means of accessing the network. Other costs of revenue increased $0.5 million, or 70%, in the June 2004 quarter to $1.2 million from $0.7 million for the June 2003 quarter as a result of the costs of revenue generated by the NuVision base of customers which totaled $0.6 million.

Gross Margins. Gross margins increased approximately $1.3 million in the 2004 period from $2,882 in the 2003 period to $1.3 million. As a percentage of revenue, gross margins increased in the 2004 period to 17.9%, as compared to 0.1% of net revenues in the 2003 period. Gross margins increased approximately $0.8 million in the June 2004 quarter to $830,000 from $70,000 for the June 2003 quarter. As a percentage of revenue, gross margins increased in the June 2004 quarter to 20.1%, as compared to 2.6% of net revenues in the June 2003 quarter. The major factors in these positive movements in gross margin have been the pass through of the Universal Service Fee tax that had not previously been charged to our customers in 2003, the continued impact of new customers coming on with our higher margin "All You Can See" unlimited video calling plans targeted at a 60-65% margin, and improving the margins on legacy accounts through very targeted transition to our new unlimited annual subscription plans. In addition, gross margins on the NuVision business amounted to 30% in the June 2004 quarter which favorably impacted our overall gross margins.

Research and development. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.1 million in the 2004 period to $0.7 million from $0.6 million in the 2003 period but were down as a percentage of revenue from 12.5% in the 2003 period to 9.0% of revenue in the 2004 period. Research and development remained flat at $0.3 million in the June 2004 quarter and were down as a percentage of revenue from 11.3% in the June 2003 quarter to 8.1% of revenue in the June 2004 quarter. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand and test new products and technologies across the network without increasing current staffing levels.

Selling. Selling expenses, which include sales salaries, commissions, overhead and marketing costs, increased $1.4 million in the 2004 period to $3.7 million from $2.3 million in the 2003 period. Selling expenses increased $0.6 million in the June 2004 quarter to $1.9 million from $1.3 million in the June 2003 quarter, but were down as a percentage of revenue from 50.6% in the June 2003 quarter to 46.3% in the June 2004 quarter. The primary causes of the increase in costs for the 2004 period are the $0.7 million increase in salaries and benefits resulting from the addition of 13 new employees, the $0.3 million of marketing costs incurred related to trade shows, new product launch activities, channel diversification activities and remaining customer trials and $0.1 million in consulting costs related to expanding our product set, sales and marketing activities in the government vertical, and maintaining our webcast service infrastructure. In addition, $0.2 million of the increase results from higher commissions and bonuses associated with higher revenue levels. The primary cause of the increase in costs for the June 2004 quarter is the $0.4 million increase in salaries and benefits resulting from the addition of 13 new employees. In addition, $0.1 million of the increase results from higher commissions and bonuses associated with higher revenue levels.

General and administrative. General and administrative expenses increased $1.1 million in the 2004 period to $3.7 million from $2.6 million in the 2003 period. General and administrative expenses as a percentage of net revenues for the 2004 period declined from 53.7% in the 2003 period to 50.5% in the 2004 period. General and administrative expenses increased $0.4 million to $1.8 million in the June 2004 quarter from $1.4 million in the June 2003 quarter, but were down as a percentage of revenue from 52.2% in the June 2003 quarter to 44.4% in the June 2004 quarter. The primary components of the increase in costs in the 2004 period were $0.5 million in non-cash expense recorded in connection with the issuance of restricted stock as compensation, $0.2 million of additional professional fees related to executive searches conducted during the period for new members of senior management, $0.2 million of additional provisions for bad debts related to the increase in the size of our business and a $0.1 million increase in corporate-related fees/taxes including proxy filing costs, franchise tax, Nasdaq listing, SEC filing and Board of Directors fees. The primary components of the increase in costs in the June 2004 quarter were $0.3 million in non-cash expense recorded in connection with the issuance of restricted stock as compensation and $0.1 million of additional provisions for bad debts related to the increase in the size of our business.

Other (income) expense. Other expenses increased $2.6 million to $4.5 million in the 2004 period from $1.9 million in the 2003 period. The increase was primarily due to accelerated amortization of the discount on subordinated debentures totaling $3.2 million resulting from the exchange of the subordinated debentures for preferred stock in the 2004 period. This caused a $2.2 million increase in amortization of discount on subordinated debentures between the two periods. In addition, the exchange of the subordinated debentures for preferred stock resulted in the recognition of a $1.4 million non-cash charge on the exchange of debt in the 2004 period. Offsetting these two items were a decrease in interest expense of $0.7 million, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JP Morgan Chase in February 2004, and an increase in unrealized gain on marketable equity securities of $0.2 million in the 2004 period as stock received in settlement of an account receivable appreciated in value.

Other (income) expenses decreased $1.1 million to $(0.2) million in the June 2004 quarter from $0.9 million in the June 2003 quarter. Interest expense decreased $0.4 million and amortization of discount on subordinated debentures decreased $0.4 million in the June 2004 quarter, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JP Morgan Chase in February 2004, and unrealized gain on marketable equity securities increased $0.2 million in the June 2004 quarter as stock received in settlement of an account receivable appreciated in value.

Discontinued Operations. We treated our AV division and VS segment as discontinued operations because: 1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division or the segment. In the 2004 period, there was no income (loss) from discontinued AV operations and a $(0.1) million loss from discontinued VS operations that resulted from the settlement of a lawsuit related to this segment. In the 2003 period, we incurred a loss from discontinued AV operations of $1.2 million and from discontinued VS operations of $0.9 million. In the June 2004 quarter, there was no income (loss) from discontinued AV operations and a $(0.1) million loss from discontinued VS operations that resulted from the settlement of a lawsuit related to this segment. In the June 2003 quarter, we incurred a loss from discontinued AV operations of $0.4 million and from discontinued VS operations of $0.6 million.

Net Loss. Net loss attributable to common stockholders increased to $11.5 million, or $0.33 per basic and diluted share, in the 2004 period from $9.5 million, or $0.33 per basic and diluted share, for the 2003 period. Net loss attributable to common stockholders decreased to $3.2 million, or $0.09 per basic and diluted share, in the June 2004 quarter from $4.9 million, or $0.17 per basic and diluted share, for the June 2003 quarter. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a standard financial measurement under accounting principles generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. Management believes that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                      Six Months Ended June 30,       Three Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .....   $(11,518,828)   $ (9,548,974)   $ (3,230,868)   $ (4,899,707)
     Depreciation and amortization ...............      2,572,866       3,016,236       1,232,408       1,641,950
     Amortization of deferred financing costs ....         84,796          92,763              --          47,254
     Amortization of discount on
       subordinated debentures ...................      3,165,037         992,875              --         458,250
     Loss on exchange of debt ....................      1,354,000              --              --              --
     Non cash compensation .......................        559,824         673,536         271,038         429,993
     Loss from discontinued AV operations ........             --       1,173,067              --         380,045
     Loss from discontinued VS operations ........         61,288         938,493          61,288         619,014
     Preferred stock dividends ...................        171,415              --          97,492              --
     Interest expense, net .......................         45,006         219,242          (6,494)         38,591
                                                     ------------    ------------    ------------    ------------

                                                      Six Months Ended June 30,       Three Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
EBITDA from continuing operations ................   $ (3,504,596)   $ (2,442,762)   $ (1,575,136)   $ (1,284,610)
                                                     ============    ============    ============    ============

Liquidity and Capital Resources

At June 30, 2004, we had working capital of $11.3 million compared to $4.9 million at December 31, 2003, an increase of approximately 132%. We had $10.4 million in cash and cash equivalents at June 30, 2004 compared to $4.2 million at December 31, 2003. The $6.4 million increase in working capital resulted primarily from the net proceeds from the February 2004 private placement of common stock of $12.4 million and net proceeds from the exercise of stock options of $0.6 million offset by the funding of the $5.0 million usage of cash in operations in the 2004 period and the purchase of $1.7 million of furniture, equipment and leasehold improvements.

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we gave the holders of the notes:
(i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result, we recorded a $1,354,000 loss on exchange of debt in the six months ended June 30, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the six months ended June 30, 2004.

In February 2004, we raised net proceeds of $12.4 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire on August 17, 2009. The warrants are subject to certain anti-dilution protections. In addition, we issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

The following summarizes our contractual cash obligations and commercial commitments at June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

    Contractual Obligations             Total          2004          2005          2006          2007
----------------------------------   -----------   -----------   -----------   -----------   -----------
Purchase obligations (1) .........   $ 3,700,139   $ 2,196,857   $ 1,282,909   $   220,373   $        --
Operating lease obligations ......       188,887       132,168        56,719            --            --
Capital lease obligations ........       101,679       101,679            --            --            --
                                     -----------   -----------   -----------   -----------   -----------
     Total .......................   $ 3,990,705   $ 2,430,704   $ 1,339,628   $   220,373   $        --
                                     ===========   ===========   ===========   ===========   ===========

(1) Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-3 years.

Net cash used by operating activities for the 2004 period was $5.0 million as compared to net cash provided by operations of $0.8 million during the 2003 period. The primary source of operating cash in 2004 was the $0.5 million increase in accrued expenses. We used this cash to partially fund the $3.6 million cash loss from operations (net of the $11.3 million net loss and the total non-cash expenses of $7.7 million) and the $1.4 million increase in other current assets, the $0.3 million increase in other assets, and the $0.2 million decrease in accounts payable.

Investing activities for the 2004 period included purchases of $1.7 million for network, computer and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2004. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2004.

Financing activities for the 2004 period included receipt of the $12.4 million of net proceeds from the February 2004 private placement of common stock and the $0.6 million of net proceeds from the exercise of stock options.

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

Revenue recognition

We recognize service revenue related to the Glowpoint network service and the multi-point video and audio bridging services as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the life of the customer relationships. Revenues derived from other sources are recognized when services are provided or events occur.

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

Prepaid commissions

Prior to the sale of the VS operation, we paid commissions to VS employees for their efforts in obtaining year-long customer subscriptions on the Glowpoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At June 30, 2004 and December 31, 2003, we had deferred approximately $60,000 and $200,000, respectively, related to prepaid commissions.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not currently defending any suit or claim. We have entered into an arbitration proceeding with Gores Technology Group in connection with the sale of our VS business to Gores in September 2003. The asset purchase agreement for the transaction provided that if the parties were unable to agree on the determination of the net assets of the VS business as of June 30, 2003, the matter would be submitted to an independent firm of certified public accountants to make the determination. The parties were unable to agree on this determination and, accordingly, have engaged PricewaterhouseCoopers LLP to conduct the arbitration.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting ("Annual Meeting") of Stockholders was held on May 27, 2004.

      The 29,865,140 shares of common stock present at the Annual Meeting out of a then total of 37,378,150 shares outstanding and entitled to vote acted as follows with respect to the following proposals; with the following results:

      Proposal 1. (a) That the following constitutes the number of shares voted with respect to the election of Michael Toporek for Director:

                    FOR               AGAINST           ABSTAIN

                 29,820,316           44,824               --

            (b) That the following constitutes the number of shares voted with respect to the election of David Trachtenberg for Director:

                    FOR               AGAINST           ABSTAIN

                 29,820,316           44,824               --

      Proposal 2. That the following constitutes the number of shares voted with respect to the approval of BDO Seidman as independent auditors for the year ending December 31, 2004.

                    FOR               AGAINST           ABSTAIN

                 29,771,772           83,951             9,466

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Notice of Restricted Stock Award, Restricted Stock Award Agreement and Investment Representation Statement - James Spanfeller dated June 23, 2004

      10.2 Amended and Restated Employment Agreement - Michael Brandofino dated July 1, 2004

      10.3  Employment Agreement - Christopher A. Zigmont dated July 1, 2004

      10.4  Consulting Agreement - Aurelius Consulting Group dated July 21, 2004

      31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

(b)   Reports on Form 8-K

      (i) On June 24, 2004, we furnished a Form 8-K containing a press release announcing that we would enter into an arbitration proceeding with Gores Technology Group ("Gores") in connection with the sale of our video solutions business to Gores in September 2003.

      (ii) On April 30, 2004, we furnished a Form 8-K containing a press release announcing that we entered into an agreement with Tandberg, Inc., to acquire certain assets of their wholly-owned subsidiary, Network Systems, LLC, formerly NuVision.

      (iii) On April 30, 2004, we furnished a Form 8-K containing a press release announcing our results of operation and financial condition for the three months ended March 31, 2004 and the text of the April 26, 2004, conference call to review our first quarter results.

      Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOWPOINT, INC.
                                      Registrant

Date: August 16, 2004           By: /s/ David C. Trachtenberg
                                    --------------------------------------------
                                    David C. Trachtenberg,
                                    Chief Executive Officer
                                    (principal executive officer)

Date: August 16, 2004           By: /s/ Christopher A. Zigmont
                                    --------------------------------------------
                                    Christopher A. Zigmont,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


18