Form 10-Q
period 2004-09-30
GLOWPOINT INC
filed 2004-11-15
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       or

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

Yes |_| No |X|

      The number of shares outstanding of the registrant's Common Stock as of November 12, 2004 was 37,870,490.

                                 GLOWPOINT, INC.

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements*.....................................................................1
                  Consolidated Balance Sheets September 30, 2004 and December 31, 2003............................1
                  Consolidated Statements of Operations For the Nine Months and Three Months Ended
                           September 30, 2004 and 2003............................................................2
                  Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2004 and 2003.....3
                  Notes to Consolidated Financial Statements......................................................4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................9
Item 3.    Quantitative and Qualitative Disclosures and Market Risk..............................................16
Item 4.    Controls and Procedures...............................................................................16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................16
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........................................17
Item 3.    Defaults Upon Senior Securities.......................................................................17
Item 4.    Submission of Matters to a Vote of Security Holders...................................................17
Item 5.    Other Information.....................................................................................17
Item 6.    Exhibits and Reports on Form 8-K......................................................................17
Signatures.......................................................................................................19
Certifications...................................................................................................20

* The Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                 Glowpoint, Inc.
                           Consolidated Balance Sheets

                                                                                September 30, 2004        December 31, 2003
                                                                                ------------------        -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..............................................      $   7,280,262            $   4,184,897
     Escrowed cash ..........................................................            336,701                  335,188
     Accounts receivable, net of allowance for doubtful accounts
             of $81,444 and $71,620, respectively ...........................          3,081,401                2,305,552
     Other current assets ...................................................          1,699,308                1,439,978
                                                                                   -------------            -------------
         Total current assets ...............................................         12,397,672                8,265,615
Furniture, equipment and leasehold improvements, net ........................         12,753,154               13,024,055
Goodwill ....................................................................          2,547,862                2,547,862
Other assets ................................................................            314,810                  149,574
                                                                                   -------------            -------------
         Total assets .......................................................      $  28,013,498            $  23,987,106
                                                                                   =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................      $   1,919,002            $   2,368,484
     Accrued expenses .......................................................          1,484,359                  900,690
     Deferred revenue .......................................................            947,447                       --
     Current portion of capital lease obligations ...........................             68,609                  131,182
                                                                                   -------------            -------------
         Total current liabilities ..........................................          4,419,417                3,400,356
                                                                                   -------------            -------------
Noncurrent liabilities:
     Capital lease obligations, less current portion ........................                 --                   34,972
                                                                                   -------------            -------------
         Total noncurrent liabilities .......................................                 --                   34,972
                                                                                   -------------            -------------

                                                                                   -------------            -------------
         Total liabilities ..................................................          4,419,417                3,435,328
                                                                                   -------------            -------------
Subordinated debentures .....................................................                 --                4,888,000
Discount on subordinated debentures .........................................                 --               (3,149,805)
                                                                                   -------------            -------------
     Subordinated debentures, net ...........................................                 --                1,738,195
                                                                                   -------------            -------------
Stockholders' Equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         203.667 shares outstanding .........................................                 --                       --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         37,870,490 and 30,543,672 shares outstanding, respectively .........              3,787                    3,054
     Treasury stock, 39,891 shares at cost ..................................           (239,742)                (239,742)
     Deferred compensation ..................................................         (1,538,394)              (1,650,607)
     Additional paid-in capital .............................................        157,290,482              137,449,109
     Accumulated deficit ....................................................       (131,922,052)            (116,748,231)
                                                                                   -------------            -------------
         Total stockholders' equity .........................................         23,594,081               18,813,583
                                                                                   -------------            -------------
         Total liabilities and stockholders' equity .........................      $  28,013,498            $  23,987,106
                                                                                   =============            =============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Nine Months Ended September 30,        Three Months Ended September 30,
                                                           --------------------------------        --------------------------------
                                                               2004                2003                2004                2003
                                                           ------------        ------------        ------------        ------------
Net revenues .......................................       $ 11,736,042        $  7,482,963        $  4,384,643        $  2,581,476
Cost of revenues ...................................          9,469,909           7,387,191           3,434,562           2,488,291
                                                           ------------        ------------        ------------        ------------
   Gross margin ....................................          2,266,133              95,772             950,081              93,185
                                                           ------------        ------------        ------------        ------------

Operating expenses
   Research and development ........................          1,027,827             934,240             364,534             327,020
   Selling .........................................          5,863,846           3,693,703           2,116,919           1,359,461
   General and administrative ......................          5,670,580           4,060,224           1,958,380           1,428,211
   Impairment losses on long-lived assets ..........                 --           1,379,415                  --           1,379,415
                                                           ------------        ------------        ------------        ------------
Total operating expenses ...........................         12,562,253          10,067,582           4,439,833           4,494,107
                                                           ------------        ------------        ------------        ------------

                                                           ------------        ------------        ------------        ------------
Loss from continuing operations ....................        (10,296,120)         (9,971,810)         (3,489,752)         (4,400,922)
                                                           ------------        ------------        ------------        ------------

Other (income) expense
   Amortization of deferred financing
     costs .........................................             84,796             140,017                  --              47,254
   Interest income .................................            (29,393)             (6,684)            (15,048)               (884)
   Interest expense ................................             60,895             943,489               1,544             156,506
   (Gain) loss on marketable equity
     securities ....................................           (132,284)                 --              36,798                  --
   Amortization of discount on
     subordinated debentures .......................          3,165,037           1,490,213                  --             497,338
   Loss on exchange of debt ........................          1,354,000                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Total other expenses, net ..........................          4,503,051           2,567,035              23,294             700,214
                                                           ------------        ------------        ------------        ------------

Net loss from continuing operations ................        (14,799,171)        (12,538,845)         (3,513,046)         (5,101,136)
Loss from discontinued AV operations ...............                 --          (1,173,067)                 --                  --
Loss from discontinued VS operations ...............           (104,671)         (3,467,676)            (43,383)         (2,529,183)
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................        (14,903,842)        (17,179,588)         (3,556,429)         (7,630,319)
Preferred stock dividends ..........................           (269,979)                 --             (98,564)                 --
                                                           ------------        ------------        ------------        ------------
Net loss attributable to common
   stockholders ....................................       $(15,173,821)       $(17,179,588)       $ (3,654,993)       $ (7,630,319)
                                                           ============        ============        ============        ============

Net loss from continuing operations per share:
   Basic and diluted ...............................       $      (0.41)       $      (0.43)       $      (0.10)       $      (0.17)
                                                           ============        ============        ============        ============
Loss from discontinued operations per share:
   Basic and diluted ...............................       $         --        $      (0.16)       $         --        $      (0.09)
                                                           ============        ============        ============        ============
Preferred stock dividends per share:
   Basic and diluted ...............................       $      (0.01)       $         --        $         --        $         --
                                                           ============        ============        ============        ============
Net loss attributable to common
   stockholders per share:
   Basic and diluted ...............................       $      (0.42)       $      (0.59)       $      (0.10)       $      (0.26)
                                                           ============        ============        ============        ============
Weighted average number of common shares:
   Basic and diluted ...............................         35,893,281          29,189,338          37,869,611          29,641,031
                                                           ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

                                 Glowpoint, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                  -----------------------------------
                                                                                      2004                   2003
                                                                                  ------------           ------------
Cash flows from Operating Activities:
   Net loss ................................................................      $(14,903,842)          $(17,179,588)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization .......................................         4,051,136              4,212,407
       Amortization of deferred financing costs ............................            84,796                140,017
       Amortization of discount on subordinated debentures .................         3,165,037              1,490,213
       Loss on exchange of debt ............................................         1,354,000                     --
       Non-cash compensation ...............................................           730,777                673,536
       Proceeds from sale of marketable equity securities ..................           213,542                     --
       Impairment losses on long-lived assets ..............................                --              1,379,415
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
           Escrowed cash ...................................................            (1,512)                    --
           Accounts receivable .............................................          (775,849)              (798,249)
           Assets of discontinued AV operations ............................                --                734,532
           Assets of discontinued VS operations ............................                --              6,874,912
           Other current assets ............................................        (1,728,128)            (2,907,057)
           Other assets ....................................................          (250,032)                23,880
           Accounts payable ................................................          (449,483)              (688,765)
           Accrued expenses ................................................           313,690                972,829
           Liabilities of discontinued VS operations .......................                --              1,952,125
           Deferred revenue ................................................           947,447                     --
                                                                                  ------------           ------------
                Net cash used by operating activities ......................        (7,248,421)            (3,119,793)
                                                                                  ------------           ------------

Cash flows from Investing Activities:
   Purchases of furniture, equipment and leasehold improvements ............        (2,524,980)            (1,936,831)
   Proceeds from sale of VS operations .....................................                --             16,233,312
                                                                                  ------------           ------------
       Net cash provided (used) by investing activities ....................        (2,524,980)            14,296,481
                                                                                  ------------           ------------

Cash flows from Financing Activities:
   Net proceeds from common stock offering .................................        12,424,705                     --
   Costs of issuance/exchange  of subordinated debentures ..................           (15,232)              (249,355)
   Exercise of warrants and options, net ...................................           556,838                535,421
   Proceeds from bank loans ................................................                --             75,545,455
   Payments on bank loans ..................................................                --            (81,390,971)
   Deferred financing costs ................................................                --                (66,367)
   Payments on capital lease obligations ...................................           (97,545)               (29,899)
                                                                                  ------------           ------------
       Net cash provided (used) by financing activities ....................        12,868,766             (5,655,716)
                                                                                  ------------           ------------

Increase in cash and cash equivalents ......................................         3,095,365              5,520,972
Cash and cash equivalents at beginning of period ...........................         4,184,897              2,762,215
                                                                                  ------------           ------------
Cash and cash equivalents at end of period .................................      $  7,280,262           $  8,283,187
                                                                                  ============           ============

Supplement disclosures of cash flow information:
Cash paid during the period for:
   Interest ................................................................      $     60,895           $    295,023
                                                                                  ============           ============
   Taxes ...................................................................      $         --           $         --
                                                                                  ============           ============

Non-cash financing and investing activities:

Equipment with costs totaling $232,100 was acquired under capital lease arrangements during the nine months ended September 30, 2003.

Preferred stock dividends of $269,979 were accrued during the nine months ended September 30, 2004.

          See accompanying notes to consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

Note 1 -- The Business

Glowpoint, Inc. ("GlowPoint", "us", or "we"), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade IP based subscriber network that is designed exclusively for video communications. The network spans three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. Our mission is to significantly improve the ease of use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of our company would open up a much larger distribution channel for our video communications service. On September 23, 2003, we, then known as Wire One Technologies, Inc., completed the sale of our videoconferencing equipment business that had previously been central to our operations, in order to focus solely on growing our video communications services.

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

Note 2 -- Basis of Presentation

The accompanying unaudited financial statements of GlowPoint have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of GlowPoint and its wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

Note 3-- Stock-Based Compensation

At September 30, 2004, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              Nine Months Ended                      Three Months Ended
                                                                September 30,                           September 30,
                                                     -----------------------------------      -----------------------------------
                                                          2004                 2003                2004                 2003
                                                     --------------       --------------      --------------       --------------
Net loss as reported ..............................  $  (14,903,842)      $  (17,179,588)     $   (3,556,429)      $   (7,630,319)
Add: stock-based compensation expense
   included in reported loss, net of tax ..........           5,179            2,118,936                  --            2,007,341
Deduct: total stock-based employee
   compensation expense determined under the
   fair value based method for all awards,
   net of tax .....................................        (563,314)          (5,452,137)           (301,188)          (3,597,455)
                                                     --------------       --------------      --------------       --------------
Pro forma net loss ................................  $  (15,461,977)      $  (20,512,789)     $   (3,857,617)      $   (9,220,433)
                                                     ==============       ==============      ==============       ==============
Loss per share:
Basic and diluted - as reported....................  $        (0.42)      $        (0.59)     $        (0.10)      $        (0.26)
Basic and diluted - pro forma......................  $        (0.43)      $        (0.70)     $        (0.10)      $        (0.31)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                   Nine Months Ended                  Three Months Ended
                                                     September 30,                      September 30,
                                               --------------------------        -----------------------------
                                                 2004             2003              2004              2003
                                               --------        ----------        ----------       ------------
Risk free interest rate...................        4.29%            3.70%            4.23%              3.71%
Expected lives............................     10 years        5.4 years         10 years          6.3 years
Expected volatility.......................       96.57%           91.95%           95.98%             71.78%

Note 4-- Loss Per Share

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

                                                               Nine Months Ended                       Three Months Ended
                                                                  September 30,                           September 30,
                                                          ------------------------------          ------------------------------
                                                             2004                2003                2004                2003
                                                          ----------          ----------          ----------          ----------
Weighted average shares outstanding ................      35,893,281          29,189,338          37,869,611          29,641,031
Effect of dilutive options and warrants ............              --                  --                  --                  --
                                                          ----------          ----------          ----------          ----------
Weighted average shares outstanding
   including dilutive effect of securities .........      35,893,281          29,189,338          37,869,611          29,641,031
                                                          ==========          ==========          ==========          ==========

Weighted average options and warrants to purchase 12,670,041 and 12,267,580 shares of common stock and preferred stock convertible into 2,036,677 shares common stock were outstanding during the nine and three months ended September 30, 2004. Weighted average options and warrants to purchase 12,266,347 and 11,795,107 shares of common stock and subordinated debentures convertible into 2,036,677 shares of common stock were outstanding during the nine and three months ended September 30, 2003. These options and warrants were not included in the computation of diluted EPS because the Company reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 5-- Discontinued Operations

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

We are entitled to receive total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. The holdback is intended to cover potential purchase price adjustments payable by GlowPoint arising under the asset purchase agreement. Gores may pay us an earn-out for the years ended June 30, 2004 and June 30, 2005 within sixty days after these dates, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. On October 8, 2004, pursuant to Section 2.5 of the Asset Purchase Agreement dated June 10, 2003, we were informed by the Chief Financial Officer of Wire One Technology, Inc. (Gores' wholly owned subsidiary) that no earn-out payment was due for the one-year period ending June 30, 2004 since Wire One's Total Net Revenues plus the annual revenue derived from Pierce Technology Services, Inc. videoconferencing services business for such year totaled $84,742,000. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay us $2 million less amounts previously paid pursuant to the second preceding sentence. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

The $2 million cash holdback and the $1 million unsecured promissory note were not recorded as part of the sales price as Gores had not yet completed their evaluation of the acquired net assets. The gain on the sale of the VS segment totaled $645,000, excluding the cash holdback and note amounts, and was deferred as a component of accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004 pending settlement of any potential claims by Gores. Gores has since concluded that it does not agree with our determination of the net assets of the VS segment and as a result, we have entered into an arbitration proceeding with them. The asset purchase agreement for the transaction provided that if the parties were unable to agree on the determination of net assets of the VS segment as of June 30, 2003, the matter would be submitted to an independent firm of certified public accountants to make the determination. PricewaterhouseCoopers LLP has been chosen to conduct the arbitration. As of November 1, 2004, the parties have submitted their initial analyses and additional requested information to the arbitrator and await his response to the submissions. Through our accounting for the sale of the VS segment, we believe we have recognized adequate reserves related to the loss exposure, if any, on this matter and the range of additional losses, if any, cannot be determined at this time.

On October 8, 2004, Gores announced that it had signed a definitive agreement to acquire V-SPAN, Inc., a video collaboration solutions company, in a merger transaction with Wire One. Pursuant to the terms of the Asset Purchase Agreement dated as of June 10, 2003, Gores agreed that, for a period of three years commencing on the closing date, it would not, directly or indirectly, acquire or own any equity interest in the restricted competitors listed on a schedule to the Agreement in a transaction that would result in Gores directly or indirectly marketing or selling services that are competitive with the our Network Business. Our Network Business consists of the Glowpoint service as well as bridging, gateway and network design operations. V-SPAN is one of the restricted competitors listed on such schedule and we believe that substantially all of the services offered by V-SPAN are competitive with our Network Business. The Agreement further provides, however, that Gores may acquire any of the restricted competitors upon payment by Gores to us of a one-time fee of $5 million. Gores announced that the transaction was expected to close in late October upon receipt of regulatory and other approvals. The transaction has not closed as of the date of this report.

At September 30, 2004, we were owed $2,432,732 from Gores and we owed Gores $1,719,078, with this receivable and payable resulting from post-sale transactions.

Revenues and pretax loss from discontinued VS operations are as follows:

                                        Nine Months Ended September 30,                Three Months Ended September 30,
                                     ------------------------------------           -------------------------------------
                                           2004                  2003                     2004                   2003
                                     --------------        --------------           --------------         --------------
Revenues ....................        $           --        $   40,253,589           $           --         $           --
Pretax loss .................        $     (104,671)       $   (3,467,676)          $      (43,383)        $   (2,529,183)

In March 2003, we completed the sale of certain assets and liabilities of our Audio-Visual ("AV") division to Signal Perfection Limited ("SPL") for approximately $807,000, $250,000 of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note payable in five equal consecutive monthly payments commencing on April 15, 2003. The sale of the AV division was aimed at enabling us to focus more of our resources to the development and marketing of our Glowpoint network and to our VS segment. As a consequence, this division, previously part of the VS segment, has been classified as a discontinued operation in the accompanying financial statements, with its assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

Revenues and pretax loss from discontinued AV operations are as follows:

                                        Nine Months Ended September 30,               Three Months Ended September 30,
                                     ------------------------------------          -------------------------------------
                                          2004                  2003                   2004                    2003
                                     --------------        --------------          --------------         --------------
Revenues .....................       $           --        $    3,873,822          $           --         $           --
Pretax loss ..................       $           --        $   (1,173,067)         $           --         $           --

Note 6-- Bank Loan Payable

In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under the terms of the three-year agreement for this facility, loan availability was based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bore interest at the lender's base rate plus 1 1/2% per annum. The credit facility contained certain financial and operational covenants. In March 2003, we concluded an amendment to the credit facility, which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. As compensation for this amendment, we granted warrants to purchase 100,000 shares of common stock with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include:
(1) revised EBITDA covenant levels for the remainder of the term of the credit agreement and (2) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, we signed a letter agreement with JPMorgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, we wrote off approximately $188,000 of deferred financing costs in 2003. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at our request. As a result, the balance of the $505,074 in financing costs originally deferred, $84,796, was written off to expense in the nine months ended September 30, 2004.

Note 7 -- Stockholder's Equity

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result, we recorded a $1,354,000 loss on exchange of debt in the nine months ended September 30, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the nine months ended September 30, 2004.

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

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause actual results in future periods to differ materially from such statements. These factors, risks and uncertainties include market acceptance and availability of new video communications services; the non-exclusive and terminable at-will nature of sales agent agreements; rapid technological change affecting demand for our services; competition from other video communication service providers; and the availability of sufficient financial resources to enable us to expand our operations.

Overview

Glowpoint provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry's only carrier-grade IP based subscriber network that is designed exclusively for video communications. The network spans three continents, enabling users to connect across the United States, as well as to virtually any business center around the world. Our mission is to significantly improve the ease of use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of our company would open up a much larger distribution channel for our video communications service. On September 23, 2003, we, then known as Wire One Technologies, Inc., completed the sale of our videoconferencing equipment business that had previously been central to our operations, in order to focus solely on growing our video communications services.

Wire One Technologies, Inc. was formed on May 18, 2000 by the merger of All Communications Corporation and View Tech, Inc. From July 2000 through November 2001, we made several small acquisitions for a total of approximately $9.3 million in cash and stock. In October 2001, we sold our voice communications business for approximately $2 million and in March 2003, we sold our audio-visual business for approximately $0.8 million.

On September 23, 2003, we sold substantially all of the assets of our Video Solutions (VS) business to an affiliate of Gores, a privately held international acquisition and management firm, in order to focus solely on growing our GlowPoint network service. At that time, we changed our name to Glowpoint. The VS segment included our videoconferencing equipment distribution, system design and engineering, installation, operation and maintenance activities and consisted of: a headquarters and warehouse facility in Miamisburg, Ohio; a help desk operation in Camarillo, California; 24 sales offices and demonstration facilities across the United States; and a client list of approximately 3,000 active customers with an installed base of approximately 22,000 video conferencing systems. As a result, this segment is classified as a discontinued operation in the accompanying financial statements with its results from operations summarized in a single line item in the consolidated statement of operations. See Note 5 to the financial statements for further information.

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

                                 Glowpoint, Inc.
                              Results of Operations
                                   (Unaudited)

                                                                   Nine Months Ended                   Three Months Ended
                                                                      September 30,                       September 30,
                                                                ------------------------            ------------------------
                                                                 2004              2003              2004              2003
                                                                ------            ------            ------            ------
Net revenues ............................................        100.0%            100.0%            100.0%            100.0%
Cost of revenues ........................................         80.7              98.7              78.3              96.4
                                                                ------            ------            ------            ------
Gross margin ............................................         19.3               1.3              21.7               3.6
                                                                ------            ------            ------            ------
Operating expenses
     Research and development ...........................          8.7              12.5               8.3              12.7
     Selling ............................................         50.0              49.4              48.3              52.7
     General and administrative .........................         48.3              54.3              44.7              55.3
     Impairment losses on long-lived assets .............           --              18.4                --              53.4
                                                                ------            ------            ------            ------
Total operating expenses ................................        107.0             134.6             101.3             174.1
                                                                ------            ------            ------            ------
Loss from continuing operations .........................        (87.7)           (133.3)            (79.6)           (170.5)
                                                                ------            ------            ------            ------
Other (income) expense
     Amortization of deferred financing costs ...........          0.7               1.9                --               1.8
     Interest income ....................................         (0.3)             (0.1)             (0.3)               --
     Interest expense ...................................          0.5              12.6                --               6.1
     (Gain) loss on marketable equity securities ........         (1.1)               --               0.8                --

                                                                   Nine Months Ended                   Three Months Ended
                                                                      September 30,                       September 30,
                                                                ------------------------            ------------------------
                                                                 2004              2003              2004              2003
                                                                ------            ------            ------            ------
     Amortization of discount on subordinated
       debentures .......................................         27.0              19.9                --              19.2
     Loss on exchange of  debt ..........................         11.6                --                --                --
                                                                ------            ------             -----            ------
Total other expenses, net ...............................         38.4              34.3               0.5              27.1
                                                                ------            ------             -----            ------
Net loss from continuing operations .....................       (126.1)           (167.6)            (80.1)           (197.6)
Loss from discontinued AV operations ....................           --             (15.7)               --                --
Loss from discontinued VS operations ....................         (0.9)            (46.3)             (1.0)            (98.0)
                                                                ------            ------             -----            ------
Net loss attributable to common stockholders ............       (127.0)           (229.6)            (81.1)           (295.6)
Preferred stock dividends ...............................         (2.3)               --              (2.2)               --
                                                                ------            ------             -----            ------
Net loss attributable to common stockholders ............       (129.3)%          (229.6)%           (83.3)%          (295.6)%
                                                                ======            ======             =====            ======

Nine Months Ended September 30, 2004 ("2004 period") Compared to Nine Months Ended September 30, 2003 ("2003 period") and Three Months Ended September 30, 2004 ("September 2004 quarter") Compared to Three Months Ended September 30, 2004 ("September 2003 quarter").

Net Revenues. Net revenues from continuing operations increased $4.2 million, or 57%, in the 2004 period to $11.7 million from $7.5 million for the 2003 period. Contractual revenue increased $4.0 million, or 84%, in the 2004 period to $8.7 million from $4.7 million for the 2003 period. Contractual revenue, which includes GlowPoint subscription and related revenue as has been reported in prior quarters plus NuVision revenue directly related to those customers that are under contract, is a new categorization resulting from the NuVision acquisition completed in the June 2004 quarter. The largest component of this revenue category, GlowPoint subscription and related revenue, increased $2.9 million, or 61%, in the 2004 period to $7.6 million from $4.7 million for the 2003 period. Our newest and second category of contractual revenue is from the NuVision base and totaled $1.1 million in the 2004 period. The growth in subscription and related revenue was the result of having, on average, 443 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each producing an average of $719 per month in revenue. There were 1,194 average billable subscriber locations in the 2004 period and 751 in the 2003 period. The average monthly subscription and related revenue per subscriber location rose 1% from $698 in the 2003 period to $706 in the 2004 period. The increase in average monthly subscription and related revenue per subscriber location is related to sales of our "All You Can See" unlimited video calling plan service bundles introduced in January 2004. Non-contractual revenue increased $0.2 million, or 11%, in the 2004 period to $3.0 million from $2.8 million for the 2003 period. Non-contractual revenue includes GlowPoint non-subscription revenue (our event-driven category of revenue) plus NuVision revenue generated by customers that are not currently under contract. The $0.2 million increase in non-contractual revenue resulted from $0.7 million in revenue from NuVision customers, offset by a $0.4 million decrease in bridging revenue from $2.3 million in the 2003 period to $1.9 million in the 2004 period, caused by an overall decline in H.320 or ISDN bridging services and the continued growth of endpoints with built-in multi-point bridging capabilities.

Net revenues of $4.4 million for the September 2004 quarter represent an increase of $1.8 million, or 70 %, over the $2.6 million in revenues reported for the September 2003 quarter. Contractual revenue increased $1.3 million, or 72%, in the September 2004 quarter to $3.2 million from $1.9 million for the September 2003 quarter. The largest component of this revenue category, GlowPoint subscription and related revenue, increased $0.7 million, or 40%, in the September 2004 quarter to $2.6 million from $1.9 million for the September 2003 quarter. The growth in subscription and related revenue was the result of having, on average, 270 more billable subscriber locations in the September 2004 quarter than in the September 2003 quarter and those billable subscriber locations each producing an average of $929 per month in revenue. There were 1,202 average billable subscriber locations in the September 2004 quarter and 932 in the September 2003 quarter. The average monthly subscription and related revenue per subscriber location increased 9 % to $727 in the September 2004 quarter from $668 in the September 2003 quarter. The increase in average monthly subscription and related revenue per subscriber location is the result of the introduction in early January 2004 of our "All You Can See" unlimited video calling plans at higher price points and the decline in the number of billable subscriber locations using the $199 per month pay as you go plan during the September 2004 quarter. The second category of contractual revenue is from the NuVision base and totaled $0.6 million in the September 2004 quarter. Non-contractual revenue increased 65% to $1.2 million the September 2004 quarter from $0.7 million in the September 2003 quarter. The net increase in non-contractual revenue resulted from $0.4 million in revenue for services provided to NuVision customers, $0.2 million in event revenue and a $0.1 million decrease in installation revenue. Events in the 2004 quarter included broadcast production support to the NFL Training Camps and the Democratic National Convention.

Cost of Revenue. Cost of revenue increased $2.1 million, or 28%, in the 2004 period to $9.5 million from $7.4 million for the 2003 period but declined as a percentage of revenue from 98.7% in the 2003 period to 80.7% in the 2004 period. Infrastructure costs (defined as backbone related costs of network) remained flat at $2.4 million in the 2004 and 2003 periods. Access costs (defined as costs of connecting subscriber locations to the network) increased $0.8 million, or 26%, in the 2004 period to $3.9 million from $3.1 million for the 2003 period. The growth in access costs was the result of having, on average, 443 more billable subscriber locations in the 2004 period than in the 2003 period and those billable subscriber locations each costing an average of $197 per month for access to the network. There were 1,194 average billable subscriber locations in the 2004 period and 751 in the 2003 period. The average monthly access costs per subscriber location fell 21% from $454 in the 2003 period to $359 in the 2004 period. The decline in average monthly access costs per subscriber location is the result of the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the GlowPoint service together with the ISDN network costs of providing H.320 bridging and other services to both GlowPoint and NuVision customers. These costs increased $1.3 million, or 64%, in the 2004 period to $3.2 million from $1.9 million for the 2003 period. This increase resulted primarily from the costs of revenues generated by the NuVision base of customers which totaled $1.2 million.

Cost of revenue increased $0.9 million, or 38%, in the September 2004 quarter to $3.4 million from $2.5 million for the September 2003 quarter but declined as a percentage of revenue from 96.4% in the 2003 quarter to 78.3% in the September 2004 quarter. Infrastructure costs remained flat at $0.8 million in the September 2004 and September 2003 quarters. Access costs increased $0.2 million, or 22%, in the September 2004 quarter to $1.2 million from $1.0 million for the September 2003 quarter. The growth in access costs was the result of having, on average, 270 more billable subscriber locations in the September 2004 quarter than in the September 2003 quarter and those billable subscriber locations each costing an average of $280 per month for access to the network. There were 1,202 average billable subscriber locations in the September 2004 quarter and 932 in the September 2003 quarter. The average monthly access costs per subscriber location fell 6% from $371 in the September 2003 quarter to $350 in the September 2004 quarter. The decline in average monthly access costs per subscriber location is the result of increasing use of DSL as the means of accessing the network. Other costs of revenue increased $0.7 million, or 108%, in the September 2004 quarter to $1.4 million from $0.7 million for the September 2003 quarter as a result of the costs of revenue generated by the NuVision base of customers which totaled $0.7 million.

Gross Margins. Gross margins increased approximately $2.2 million in the 2004 period from $0.1 million in the 2003 period to $2.3 million. As a percentage of revenue, gross margins increased in the 2004 period to 19.3%, as compared to 1.3% of net revenues in the 2003 period. Gross margins were $1.0 million in the September 2004 quarter, compared to $0.1 million in the September 2003 quarter. As a percentage of revenue, gross margins increased to 21.7% in the September 2004 quarter as compared to 3.6% of net revenues in the September 2003 quarter. The major factors in these positive movements in gross margin have been the pass through of the Universal Service Fee tax that had not previously been charged to our customers in 2003, the continued impact of new customers coming on with our higher margin "All You Can See" unlimited video calling plans targeted at a 60-65% margin, and improving the margins on legacy accounts through very targeted transition to our new unlimited annual subscription plans. In addition, gross margins on the NuVision business amounted to 32% in the September 2004 quarter which favorably impacted our overall gross margins.

Research and Development. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.1 million in the 2004 period to $1.0 million from $0.9 million in the 2003 period but were down as a percentage of revenue from 12.5% in the 2003 period to 8.7% of revenue in the 2004 period. Research and development costs were $0.3 million in both the September 2004 and 2003 quarters but were down as a percentage of revenue from 12.7% in the September 2003 quarter to 8.3% of revenue in the September 2004 quarter. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand and test new products and technologies across the network without increasing current staffing levels.

Selling. Selling expenses, which include sales salaries, commissions, overhead, and marketing costs, increased $2.2 million in the 2004 period to $5.9 million, from $3.7 million in the 2003 period. Selling expenses as a percentage of net revenues increased from 49.4% in the 2003 period to 50.0% in the 2004 period. Selling expenses increased $0.7 million in the September 2004 quarter to $2.1 million from $1.4 million in the September 2003 quarter, but were down as a percentage of revenue from 52.7% in the September 2003 quarter to 48.3% in the September 2004 quarter. The primary causes of the increase in costs for the 2004 period are the $1.1 million increase in salaries and benefits resulting from the addition of 15 employees, the $0.4 million increase in marketing costs incurred related to trade shows, new product launch activities, channel diversification activities and remaining customer trials and the $0.1 million increase in consulting costs related to expanding our product set, sales and marketing activities in the government vertical, and activating our new resellers. In addition, $0.4 million of the increase results from higher commissions and bonuses associated with higher revenue levels. The primary causes of the increase in costs for the September 2004 quarter were the $0.5 million increase in salaries and benefits resulting from the addition of 20 new employees and the $0.1 million increase in marketing costs incurred related to trade shows, new product launch activities, channel diversification activities and remaining customer trials. In addition, $0.1 million of the increase results from higher commissions and bonuses associated with higher revenue levels.

General and Administrative. General and administrative expenses increased $1.6 million, to $5.7 million in the 2004 period from $4.1 million in the 2003 period. General and administrative expenses as a percentage of revenue for the 2004 period declined to 48.3% from 54.3% in the 2003 period. General and administrative expenses increased $0.6 million to $2.0 million in the September 2004 quarter from $1.4 million in the September 2003 quarter but declined as a percentage of net revenues from 55.3% in the September 2003 quarter to 44.7% in the September 2004 quarter. The primary components of the increase in costs in the 2004 period were $0.6 million in non-cash expense recorded in connection with the issuance of restricted stock as compensation, $0.3 million of additional professional fess related to executive searches conducted during the period for new members of senior management, $0.2 million of additional provisions for bad debts related to the increase in the size of our business and a $0.3 million increase in corporate-related fees and taxes including proxy filing costs, franchise tax, Nasdaq listing, SEC filing and Board of Director's fees and director's and officer's insurance. The primary components of the increase in costs in the September 2004 quarter were $0.2 million in non-cash expense recorded in connection with the issuance of restricted stock as compensation, $0.1 million of additional professional fess related to executive searches conducted during the period for new members of senior management, $0.1 million of additional provisions for bad debts related to the increase in the size of our business and a $0.1 million increase in corporate-related fees and taxes including proxy filing costs, franchise tax, Nasdaq listing, SEC filing and Board of Director's fees and director's and officer's insurance.

Impairment Losses on Other Long-Lived Assets. In the third quarter of 2003, as a result of our periodic evaluation of long-lived assets used in operations, we determined that fixed assets with a net book value of $1.4 million were no longer being used in our IP video network and generating cash flows to support their carrying values. In accordance with FASB Statement No. 144, these assets were written down to their fair value.

Other (Income) Expenses. Other expenses increased $1.9 million to $4.5 million in the 2004 period from $2.6 million in the 2003 period. The increase was primarily due to accelerated amortization of the discount on subordinated debentures totaling $3.2 million resulting from the exchange of the subordinated debentures for preferred stock in the 2004 period. This caused a $1.7 million increase in amortization of discount on subordinated debentures between the two periods. In addition, the exchange of the subordinated debentures for preferred stock resulted in the recognition of a $1.4 million non-cash charge on the exchange of debt in 2004. Offsetting these two items were a decrease in interest expense of $0.9 million, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JPMorgan Chase in February 2004, and an increase in
(gain) loss on marketable equity securities of $0.1 million in the 2004 period as stock received in settlement of an account receivable was sold at a gain.

Other (income) expenses decreased $677,000 to $23,000 in the September 2004 quarter from $700,000 in the September 2003 quarter. Interest expense decreased $155,000 and amortization of discount on subordinated debentures decreased $497,000 million in the September 2004 quarter, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JPMorgan Chase in February 2004.

Discontinued Operations. We treated our AV division and VS segment as discontinued operations because: 1) the operations and cash flows of this division and this segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division or the segment. In the 2004 period, there was no income (loss) from discontinued AV operations and a $0.1 million loss from discontinued VS operations that resulted from the settlement of two lawsuits related to this segment. In the 2003 period, we incurred a loss from discontinued AV operations of $1.2 million and from discontinued VS operations of $3.5 million. In the September 2004 quarter, there was no income (loss) from discontinued AV operations and a $43,000 loss from VS operations relating to settlement of a lawsuit related to this segment. In the September 2003 quarter, there was no income (loss) from discontinued AV operations and a loss of $2.5 million from discontinued VS operations.

Net Loss. Net loss attributable to common stockholders decreased to $15.2 million, or $0.42 per basic and diluted share, in the 2004 period from $17.2 million, or $0.59 per basic and diluted share, for the 2003 period. Net loss attributable to common stockholders decreased to $3.7 million, or $0.10 per basic and diluted share, in the September 2004 quarter from $7.6 million, or $0.26 per basic and diluted share, in the September 2003 quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is not a standard financial measurement under accounting principals generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. Management believes that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manger. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                       Nine Months Ended September 30,       Three Months Ended September 30,
                                                      --------------------------------       -------------------------------
                                                          2004                2003               2004               2003
                                                      ------------        ------------       ------------        -----------
Net loss attributable to common stockholders .....    $(15,173,821)       $(17,179,588)       $(3,654,993)       $(7,630,319)
     Depreciation and amortization ...............       4,051,136           4,212,407          1,478,271          1,196,171
     Amortization of deferred financing costs ....          84,796             140,017                 --             47,254
     Amortization of discount on
       subordinated debentures ...................       3,165,037           1,490,213                 --            497,338
     Loss on exchange of debt ....................       1,354,000                  --                 --                 --
     Loss on impairment of long-lived assets .....              --           1,379,415                 --          1,379,415
     Non cash compensation .......................         730,777             673,536            170,953                 --
     Loss from discontinued AV operations ........              --           1,173,067                 --                 --
     Loss from discontinued VS operations ........         104,671           3,467,676             43,383          2,529,183
     Preferred stock dividends ...................         269,979                  --             98,564                 --
     Interest expense, net .......................          31,502             374,864            (13,504)           155,622
                                                      ------------        ------------        -----------        -----------
EBITDA from continuing operations ................    $ (5,381,923)       $ (4,268,393)       $(1,877,326)       $(1,825,336)
                                                      ============        ============        ===========        ===========

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $8.0 million compared to $4.9 million at December 31, 2003, an increase of approximately 64.0%. We had $7.3 million in cash and cash equivalents at September 30, 2004 compared to $4.2 million at December 31, 2003. The $3.1 million increase in working capital resulted primarily from the net proceeds from the February 2004 private placement of common stock of $12.4 million and net proceeds from the exercise of stock options of $0.6 million offset by the funding of the $7.2 million usage of cash in operations in the 2004 period and the purchase of $2.5 million of furniture, equipment and leasehold improvements.

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we gave the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result, we recorded a $1,354,000 loss on exchange of debt in the nine months ended September 30, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2003 was written off to expense in the nine months ended September 30, 2004.

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

The following summarizes our contractual cash obligations and commercial commitments at September 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

      Contractual Obligations               Total                2004                2005                2006              2007
-----------------------------------       ----------          ----------          ----------          ----------        ----------
Purchase obligations (1) ..........       $2,475,389          $  970,090          $1,309,375          $  195,924        $       --
Operating lease obligations .......          185,841              73,059             112,782                  --                --
Capital lease obligations .........           68,609              33,638              34,971                  --                --
                                          ----------          ----------          ----------          ----------        ----------
     Total ........................       $2,729,839          $1,076,787          $1,457,128          $  195,924        $       --
                                          ==========          ==========          ==========          ==========        ==========

      (1) Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-3 years.

Net cash used by operating activities for the 2004 period was $7.2 million as compared to net cash used in operations of $3.1 million during the 2003 period. The primary source of operating cash in 2004 was the $0.3 million increase in accrued expenses. Significant uses of cash included funding the $5.5 million cash loss from operations (net of the $14.9 million net loss and the total non-cash expenses of $9.4 million), the $1.7 million increase in other current assets, the $0.3 million increase in other assets and the $0.4 million decrease in accounts payable.

Investing activities for the 2004 period included purchases of $2.5 million for network, computer and demonstration equipment and leasehold improvements. The GlowPoint network is currently built out to handle the anticipated level of subscriptions for 2004. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2004.

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

Revenue recognition

We recognize service revenue related to the Glowpoint network service and the multi-point video and audio bridging services as service is provided. Because the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the life of the customer relationships. Revenues derived from other sources are recognized when services are provided or events occur.

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

Prepaid commissions

Prior to the sale of the VS operation, we paid commissions to VS employees for their efforts in obtaining year-long customer subscriptions on the GlowPoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At September 30, 2004 and December 31, 2003, we had deferred approximately $28,000 and $200,000, respectively, related to prepaid commissions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

(b)   Reports on Form 8-K

(i) On July 29, 2004, we filed a Form 8-K containing a press release announcing our results of operations and financial condition for the three- and six- month periods ended June 30, 2004 and the text of the July 29, 2004, conference call to review our second quarter results.

(ii) On September 7, 2004, we filed a Form 8-K announcing the resignation of James Kuster from our Board of Directors as a result of his acceptance of a new position at a company whose internal guidelines require him to resign from all of his existing board positions and not as the result of any disagreement between Mr. Kuster and GlowPoint.

(iii) On September 21, 1004, we filed a Form 8-K announcing the appointment of James Spanfeller to the Audit Committee of the Board of Directors effective September 21, 2004.

(iv) On October 8, 2004, we filed a Form 8-K announcing that Gores Technology Group, LLC announced that it signed a definitive agreement to acquire V-SPAN, Inc., a video collaboration solutions company, in a merger with Wire One Technology, Inc., a videoconferencing equipment integration and service company. Pursuant to the terms of the asset purchase agreement dated as of June 10, 2003 (the "Agreement") between us and Gores, Gores agreed that, for a period of three years commencing on the September 23, 2003 closing date, it would not, directly or indirectly, acquire or own any equity interest in the restricted competitors listed on a schedule to the Agreement in a transaction that would result in Gores directly or indirectly marketing or selling services that are competitive with our network business consisting of GlowPoint service as well as bridging, gateway and network design operations. V-SPAN is one of the restricted competitors identified on such schedule and we believe that substantially all of the services offered by V-SPAN are competitive with our network business. The Agreement further provided, however, that Gores may acquire any of the restricted competitors upon payment to us of a one-time fee of $5 million.

Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOWPOINT, INC.
                                     Registrant


Date: November 15, 2004         By: /s/ David C. Trachtenberg
                                    --------------------------------------------
                                    David C. Trachtenberg,
                                    Chief Executive Officer
                                    (principal executive officer)


Date: November 15, 2004         By: /s/ Christopher A. Zigmont
                                    --------------------------------------------
                                    Christopher A. Zigmont,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)