Form 10-K
period 2004-12-31
GLOWPOINT INC
filed 2005-03-31
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the year ended December 31, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 0-25940 GLOWPOINT, INC. (Exact name of registrant as specified in its charter)

Delaware	77-0312442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 Long Avenue Hillside, NJ	07205
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 282-2000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $.0001 par value	NASDAQ National Market

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicated by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
   Yes    No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on the NASDAQ National Market of $1.44 on March 24, 2005 was $54,830,150.

The number of shares of the Registrant’s common stock outstanding as of March 24, 2005 was 44,867,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended December 31, 2004 are incorporated by reference into Part III.

i

PART I

Item 1.   Business

Overview

             Glowpoint, Inc. (NASDAQ: GLOW) a Delaware corporation, is the leading broadcast quality, IP-based video communications service provider. We operate the Glowpoint network, a video communications service featuring broadcast quality images with telephony-like reliability, features and ease-of-use. The Glowpoint network is the industry’s only carrier-grade, broadcast-quality IP (Internet Protocol) based subscriber network designed and managed exclusively for video communications. The Glowpoint network spans 14 points of presence (POPs), across 4 continents, enabling customers to connect to any videoconferencing user - no matter their service, technology and equipment - across the United States, as well as to virtually any major city around the world.

             Since launching our subscription service in late 2000, we have carried over 25 million minutes of video calls for more than 600 different customers in over 5,000 locations. From 2000 to 2003, we were a division of Wire One Technologies Inc., or Wire One, a leading provider of video communication video systems from leading manufacturers. Wire One was formed in May 2000 by the merger of All Communications Corporation and View Tech, Inc. After steady growth of the IP-based network service business through early 2003, we determined that separating the Glowpoint video communication business from the Wire One equipment business would create larger distribution channels for Glowpoint, allow for more aggressive product development and provide us with the opportunity to develop business relationships based solely on the objective of expanding our product offering and increasing the size of our customer base.

             On September 23, 2003, we completed the sale of the videoconferencing equipment business and officially changed our corporate name from Wire One Technologies, Inc. to Glowpoint, Inc., in order to focus solely on growing the Glowpoint video communications service. Since 2003, we have been exclusively focused on significantly improving the ease-of-use, cost-effectiveness, functionalities and quality of video communication services in order to make it an integral communications tool, as easy and spontaneous as using the telephone – with the power of face-to-face communications.

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

             Videoconferencing services with value add-ons, such as web-based portals, centralized management and monitoring and seamless connectivity between disparate endpoints and networks will continuously expand the end-user base. While most major service providers have introduced IP-based videoconferencing services, widespread adoption of IP videoconferencing has been hindered by (1) large service providers’ reluctance to fully commit to migrating to IP-based service, which would cannibalize their ISDN businesses, and (2) corporate information technology managers’ fear that running video applications over the same network on which data is transmitted would slow down critical data transfer. To overcome these challenges, many IP-based service providers are continuing to improve and augment their existing services with features and services far superior to ISDN-based solutions, thus promoting the migration from ISDN to IP. In addition, industry participants have designed innovative solutions to resolve Quality of Service, or QoS, issues, including building a network that is exclusively dedicated to video communications.

             Evolution of IP-Based Videoconferencing. Prior to 1996, video transmitted over IP networks was either experimental or proprietary because there were no standards for transmitting video and the networks could not support the real-time characteristics for delay and jitter that audio and video require. Beginning in 2000, a number of network service providers began capitalizing on the improvements in network data management and control by offering IP voice and video services that favorably competed with ISDN-based video offerings. Relying on several complementary technologies built into the latest network routers, switches and last-mile technologies, several companies began offering IP-based services designed primarily for intra-company video communications. Today, IP videoconferencing is usually marketed as having four major advantages over ISDN videoconferencing services: (1) less expensive, (2) more reliable than ISDN conferencing, (3) delivery of better audio and video quality and (4) advanced services and features unavailable on ISDN based videoconferencing. IP-based videoconferencing also provides significant management benefits, including constant connection to the packet-switched network. This constant connectivity allows these systems to be remotely controlled and managed from a central location. Large-scale conferencing environments often use an IP-based product, called a gatekeeper, to control and track the usage of their videoconferencing systems, enabling improved measurement of return on investment and convenient billing mechanisms.

             Market Movement to IP. Industry statistics indicate the movement to IP-based video communications has increased rapidly. A survey of resellers conducted by Wainhouse Research indicates that 20% of median reseller equipment was installed in an IP environment. Furthermore, median IP related services represent 15% of service revenue. These same resellers also reported that 38% of the group videoconferencing units they sold went into IP installations. The implication is that a significant number of less expensive group videoconferencing systems are being sold, and they are being installed in IP video deployments. Wainhouse Research found that cost is the primary IP video adoption driver. Companies tend to transition from ISDN to IP because of the lower cost of transmitting video communications over an IP-based network.

             Need for Dedicated Network. Despite the fact that many corporate entities already have private networks that are theoretically capable of supporting IP video communications, most are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (for example, e-mail and file transfers) on a common network. Allocating enough bandwidth in a corporate local area network or Intranet to handle real-time transmission of sounds and images, in addition to data applications, is difficult and can significantly impede overall network performance. In addition, most businesses already find it difficult to effectively maintain and manage existing applications because of the shortage of information technology and network personnel. As a result, businesses increasingly require a solution employing a network dedicated to video, which enables them to manage video communications, isolating it from other applications and existing communications infrastructure. An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

Services and Features

             Glowpoint offers customers a comprehensive portfolio of video communications services, including video-conferencing, managed bridging conferencing services, Glowpoint enabling and “white” labeling services, professional services and managed webcasting services. Additionally, Glowpoint offers a wide array of unique features that enhance all of these service offerings by allowing customers to make broadcast quality video conferencing calls that are as easy, spontaneous and reliable as using a standard telephone.

             Videoconferencing. Our videoconferencing service is focused primarily on driving revenue through our flagship “All You Can See” unlimited video calling plan subscription offering. We offer five separate unlimited video calling plans, with standard pricing ranging from $299 (256Kbps), $499 (512Kbps) to $1,099 (1280 Kbps) per month based on connectivity bandwidth. We also provide custom plans for higher bandwidth needs. Through our Network Services group, customers may also purchase and procure ISDN connectivity based on applicable needs.

             Each “All You Can See” unlimited video call plan subscription comes with a regular telephone number, which allows users to make and receive calls without special codes or IP addresses. Our customers can also receive audio calls from colleagues through our video communications network. Each subscriber has a unique, easy-to-use access code that makes videoconference calling spontaneous. Much like telephone conference calls with a participant dial-in number and security code, our bridging-on-demand feature allows callers to dial into a subscribers’ pre-assigned number whether or not the participant is also on our video communications network.

             All Glowpoint customers have access to a wide variety of free and “pay for use” features unique to us that make videoconferencing as easy and spontaneous to use as the telephone – with the power of face to face communications. Some of these key features include:

•	direct dial video numbers

•	‘000’ live video operators

•	video call mailbox

•	video call assistant

•	bridging-on-demand

•	video mail creator

•	video presentation producer

•	video meeting recorder

•	video meeting companion

•	Glowpoint global international rates

•	billing and account codes

•	call forwarding

             Managed Bridging Conferencing Services. Our managed bridging conferencing services group provides multi-point video communications among three or more participants. These services include bridging-on-demand, advanced conferencing services and premium conferencing event services.

•
bridging-on-demand - allows users to have spontaneous, multi-point videoconferencing meetings regardless of the video hardware that each participant is using. With a bridging-on-demand conference pass code, users can participate on a conference call at a moment’s notice without reservation.

•	advanced conferencing - allows users to run multi-point videoconferencing meetings with up to 20 participating locations.

•	premium conferencing - allows users to run multi-point videoconferencing meetings with more than 20 participating locations

            Glowpoint Enabling and White Labeling. By “Glowpoint enabling” existing IP video communication networks, customers across the United States and around the world can access our patent pending applications and advanced features that make video as easy and spontaneous as using the telephone. Additionally, Glowpoint enabled customers can connect to virtually any video user worldwide across our network. Additionally, by “white labeling” our services, our partners can deliver a completely customized, branded experience to their customers, including single invoicing and one-stop customer support.

             Professional Services. Our professional services team primarily supports event-based activities and is also available to new and existing customers as an outsourced consulting group.

             Managed Webcasting. Our managed webcasting service is a comprehensive, managed service that brings together videoconferencing and streaming media capabilities on a single platform, offering customers a cost-effective, outsourced solution that creates live and on-demand webcasts through standards-based videoconferencing systems (H.320 and H.323). Our webcasting service provides an outsourced solution for small, medium and large organizations that need to reach a global audience with engaging, rich-media messages and presentations in a simple and cost-effective way over the web.

Sales and Marketing

             We market and sell our services to a broad base of business sectors including commercial, government, medical, legal, education and broadcasting through both direct and indirect sales channels. The divestiture of the Wire One equipment business in 2003 has allowed us to expand and diversify these distribution partners which now also include leading videoconferencing manufacturers such as Sony and Tandberg and international communication providers such as I-Vision in Australia. These relationships have not only expanded our sales distribution network and revenue streams, but have also created new, “disruptive” distribution opportunities including co-branded, Glowpoint enabling and white-labeling services. We continue to diversify our lead generation and sales efforts by integrating traditional reseller channels with aggressive internal lead generation programs and vertical category focused marketing and promotional efforts. No matter the lead generation, sales or distribution channel, our goal is to provide all with a world-class service offering, sales and collateral materials, and training and management tools to reduce barriers and increase our return on investment against our sales, marketing and promotional efforts.

Customers

             We have a stable, growing subscriber base of over 325 customers ranging from Fortune 500 companies to federal, state and municipal government entities to business and legal services firms to non-profit organizations. Vertical market segmentation among our current customers is as follows: 33% corporate, 18% technical, 8% finance, 5% education, 9% legal, 4% medical and 18% government (local and federal) and 5% non-profit. No single customer accounts for more than 10% of our revenues or accounts receivable.

Technology

             To provide customers the Glowpoint video communications service, we have contracted with numerous network providers for backbone circuits and collocation facilities. Our primary vendors are Qwest and MCI for the backbone and Equinix for collocation facilities. We have also contracted with a number of “last mile” providers in the US and abroad to deliver circuits to our customers. In the U.S., Covad Communications and New Edge are our primary DSL providers with Qwest and MCI providing T1 services. Our goal is to partner with carriers who can provide dedicated broadband access to our network using either digital subscriber lines (DSL), or dedicated 1.5 Mbps (T1) or 45 Mbps (T3) lines. Products manufactured by most leading IP video communications and video networking equipment suppliers, including Sony, Polycom, Tandberg, Radvision and Cisco Systems, are compatible with our video communications service.

             We employ a proprietary network architecture consisting of state-of-the-art equipment co-located at Equinix, Savvis and Switch and Data collocation centers across the country, connected by multiple dedicated high-speed DS3 circuits. The sites, each a Glowpoint POP, are connected in a ring with strategic mesh points, which virtually eliminates the risk of a single point of failure and provides industry-leading throughput, scalability and mission-critical resiliency. All equipment on the network complies with current H.323 (IP) and SIP standards.

             Our network architecture was specially designed for the efficient and cost-effective delivery of feature-rich video content. The network boasts a fully deployed and sophisticated gatekeeper infrastructure that can support thousands of video endpoints with redundancy. The design enables us to provide a unique set of value-added services such as an exclusive call detail-recording (CDR) feature that allows for billing on a call-by-call basis for point-to-point, gateway and multipoint calls. Network IP providers would have to install video-specific gatekeeper technology throughout their networks to provide the additional functionality necessary to provide a similar service capability. The sheer volume of traffic carried by the major carriers would make such a project enormously expensive, and, most likely, cost prohibitive. We have also developed a specialized configuration of software, hardware and global positioning technology that enables us to accurately monitor jitter, packet loss and latency, and maximize overall network performance.

             With origins in videoconferencing equipment sales and service, we have a broad understanding of the unique demands placed on a network by a videoconferencing application. Large-carrier IP networks were simply not designed for videoconferencing. Unlike a standard data application, video applications immediately expose network performance limitations. This need for quality and reliability prompted us to develop a parallel network exclusively dedicated to videoconferencing applications, but designed using standard network concepts and methodologies. We also understand that a network alone would not offer a sustainable competitive advantage. Accordingly, we developed proprietary software and a hardware-based service offering that leveraged our dedicated network architecture, and enabled us to offer a superior quality, yet easy-to-use system. In addition to the billing and reporting capabilities discussed above, other features and services include operator assistance, call forwarding, unassisted incoming and outgoing gateway calling, bridging-on-demand meeting rooms, web-based scheduling, LDAP authentication services, firewall transport, customer information center, data collection and statistical analysis tools. We developed our service to offer a unique set of network capabilities, services and features that are very difficult for competitors to match.

Glowpoint Solution

             Our video communications network provides customers with a high-quality platform for video communications over IP and related applications. Our service offers subscribers substantially reduced transmission costs and superior video communications quality, remote management of all videoconferencing endpoints utilizing simple network management protocol, or SNMP, gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications from our network operations center, or NOC.

             Our network allows our customers to connect to virtually everywhere across the country and around the globe and to users whether or not they are on our network. Our service is superior to other videoconferencing services because it is the only service focused on three key factors that are essential to successful video communications: network architecture, network management applications and hardware interoperability.

             Network Architecture. Our network is a secure, state-of-the-art multiple protocol layer switching backbone with the critical redundancy and reliability businesses demand for their critical applications. Our network is built as a ring with mesh points to provide full redundancy on the backbone. Each Glowpoint POP is built with redundant equipment and circuits, allowing the network to achieve sub-second failover times and 99.99% availability. We operate 14 POPs, 10 in the U.S. and one each at facilities in Toronto, Canada; London, England; San Juan, Puerto Rico and Tokyo, Japan. We offer the industry’s most aggressive service level agreement (SLA) with a 99.99% QoS commitment. Making a video call to a location not on our network is as simple as dialing the video number, including those video numbers using old ISDN technology. Complicated access codes are not required because the intelligence built into our network makes the complex connections invisible. We are currently the only service provider to offer unassisted incoming and outgoing gateway services. Our network supports SDSL, HDSL, Frac T1, DS3, Sonet, ATM and Gigabit Ethernet options. Our network also supports H.323, H.320, and SIP. We peer with multiple carriers so users can connect to users on any network, including the public internet.

             Network Management Applications. We have developed pioneering video network management tools to provide a world-class customer experience. Some of our patent-pending applications include:

•	“000” video operator service - users can simply dial “000” to connect to a live Glowpoint network operator.

•	unassisted gateway calling - allows users to reach both Glowpoint network and non-Glowpoint network subscribers without any complicated dialing instructions.

•	least-cost international routing - our intelligent network selects the least expensive option for international calls, resulting in cost savings, even on calls to ISDN users.

•	bridging-on-demand - allows users to conduct a spontaneous conference call, including both video and audio participants.

             Hardware Interoperability. We continually test H.323 and SIP compliant equipment in the network. Our certification program was designed to provide us with the opportunity to test and assess new equipment, options and configurations for use throughout the network. The program sets strict standards for equipment performance at several levels. Customers can be assured that Glowpoint certified products conform to the highest standards of H.323 compliancy as well as interoperability with other leading manufacturers of similar products. Our certification team has created a comprehensive test and evaluation methodology requiring that each manufacturer’s class of H.323 video communications equipment meet or exceed performance, reliability and interoperability levels in the areas of video, audio, data, feature and capability set. Leading equipment manufacturers like Polycom, Tandberg, Sony and Radvision consult us in an effort to gather technical feedback and certification to their products.

Network Operations Center

             We maintain a state-of-the-art network operations center (NOC) at our headquarters from which we monitor the operations of our network on a 24x7 basis. The NOC’s primary functions are to monitor the network, manage and support all backbone equipment, provide usage information for billing, provide utilization data for capacity planning and provide value-added customer services. Only usage information and authentication packets, rather than actual video communications traffic, pass through the NOC. Technology in the NOC includes gatekeepers, routers and switches, servers, firewalls and load-balancing devices. The NOC uses redundant circuits to connect directly to our backbone.

Research and Development

             As of December 31, 2004, we employed a staff of 10 software and hardware engineers who evaluate, test and develop proprietary applications. The costs of this team of engineers totaled approximately $1.4 million, $1.3 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. To augment these resources, we engage independent consultants from time-to-time. We expect that we will continue to commit resources to research and development in the future to further develop our proprietary network solution.

Intellectual Property

             During the development of various aspects of our network, we developed applications and services that previously were not available. As a result, we have developed a significant stream of intellectual property, some of which have already been submitted for U.S. patent protection. We anticipate additional submissions in the future. To date, the following intellectual property has been submitted for patent protection:

1.	Glowpoint network architecture (how we built the network to support video over IP).

2.	Dial 000 operator services;

3.	Billing/call detail gathering and processing including the creation of a video centric invoice;

4.	Automated gateway routing incoming and outgoing;

5.	Video specific SLA polling and performance gathering; and

6.	Service provider firewall traversal (VTS) process for video over IP.

             We do not know whether any patent applications previously submitted will be approved, whether patents will be issued from patent applications which we may pursue or whether the scope of any patents issued will be sufficiently broad to protect what we consider to be proprietary technologies or processes. Competitors may successfully challenge the validity and or scope of any such patents and or our trademarks.

             To distinguish our service offerings from those of our competitors, we have obtained certain trademarks and trade names for our services, and we maintain certain advertising programs with industry organizations and standards committees to promote our brands. We also protect certain details about our processes, services and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. We expect to protect our services and processes by asserting our intellectual property rights where appropriate and prudent. We will also obtain patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Employees

             As of December 31, 2004, we had 85 full-time employees. Of these employees, 20 are involved in engineering and development, 16 in customer service, 12 in providing network support, 17 in sales and marketing and 20 in corporate functions. None of our employees is represented by a labor union. We believe that our employee relations are good.

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

             We compete primarily on the basis of our:

•	sole focus on the video communications industry;

•	breadth of service offerings;

•	nationwide presence;

•	technical expertise;

•	knowledgeable sales, service and training personnel; and

•	commitment to customer service and support.

             More than just a provider of bandwidth for video communications, we have developed a comprehensive approach to significantly improve videoconferencing to the point that it has the potential to become an integral tool for business communications. We not only designed a network specifically for video communications but also have continued to develop proprietary network applications to ensure high quality, complete video communications. In addition, through our certification program, we have developed expertise in the area of hardware interoperability on a network. Our value-added services include video operators, bridging/multi-point video, seamless connectivity from IP to ISDN connections, on-line real-time billing and call management. Our services offer subscribers substantially reduced transmission costs and superior video communications quality, remote monitoring, and management of all videoconferencing subscriber locations utilizing SNMP for products that support SNMP, gateway services to ISDN-based video communications equipment, video streaming and store-and-forward applications, firewall transport services and encryption.

             We believe that our ability to compete successfully will depend on a number of factors both within and outside our control, including the adoption and evolution of technologies relating to our business, the pricing policies of competitors and suppliers, the ability to hire and retain key technical and management personnel and industry and general economic conditions.

Item 2.   Properties

             Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 9,000 square feet of leased office space and warehouse facilities. The term of this lease expires on April 30, 2005. The base rental for the premises during the term of the lease is $162,000 per annum. On January 3, 2005, we entered into an extension of our lease for a rolling six month period from the date of notice that we want to leave the space. Effective May 1, 2005, our base rent increases to approximately $191,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center. In addition to our headquarters, we lease an office in Windham, New Hampshire that houses our finance group and a technical facility in Ventura, California that houses our Multiview Network Services group, help desk and technical personnel. We expect the Windham, New Hampshire office to be closed by May 15, 2005 and the finance group to be relocated to the corporate headquarters in Hillside, New Jersey.

Item 3.   Legal Proceedings

             We are not currently defending any suit or claim.

Item 4.   Submission of Matters to a Vote of Security Holders

             None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

             The following table presents historical trading information for our common stock for the two most recent fiscal years:

	Glowpoint Common Stock

	High	Low

Year Ended December 31, 2003:
First Quarter	$2.74	$1.69
Second Quarter	2.89	1.99
Third Quarter	3.65	2.57
Fourth Quarter	3.18	1.30

Year Ended December 31, 2004:
First Quarter	3.05	1.74
Second Quarter	2.57	1.62
Third Quarter	1.79	0.90
Fourth Quarter	1.59	0.98

             On March 24, 2005, the last reported sale price of our common stock was $1.44 per share as reported on the NASDAQ National Market, and 44,867,857 shares of our common stock were held by approximately 247 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

             Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

             The holders of record of our Series B preferred stock, which was issued in January 2004, are entitled to receive, out of any assets at the time legally available therefor and when and as declared by our board of directors, dividends at the rate of eight percent (8%) of the stated value per share of $24,000.00 per share per year through July 21, 2005, increasing to twelve percent (12%) on July 22, 2005, payable annually at our option in cash or, so long as we have available shares reserved for issuance, in shares of common stock. Dividends on the Series B preferred stock accrue and are payable annually. Dividends on the Series B preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock. On March 14, 2005, one institutional investor exchanged its 83.333 shares of Series B preferred stock for 1,333,328 shares of common stock and warrants to purchase 533,331 shares of common stock.

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

             On March 14, 2005, we issued 6,766,667 shares of common stock and warrants to purchase 2,706,667 shares of common stock to institutional and other accredited investors. The warrant exercise price is $2.40 per share of common stock. The gross proceeds from the offering were $10.15 million and are being used for general corporate purposes. The securities issued in this transaction were exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

             On March 14, 2005 we issued 1,333,328 shares of common stock and warrants to purchase 533,331 shares of common stock to an institutional investor in exchange for the cancellation of 83.333 shares of our Series B preferred stock. The warrant exercise price is $2.40 per share of common stock. The securities issued in this transaction were exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof.

Item 6.   Selected Financial Data

             The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Information:

Net revenues	$15,995	$10,311	$5,599	$3,480	$1,475
Cost of revenues	12,842	10,062	5,597	2,898	1,105

Gross margin	3,153	249	2	582	370

Operating expenses
Research and development	1,433	1,261	1,024	583	—
Selling	8,050	5,494	3,831	1,233	409
General and administrative	8,471	6,373	5,363	10,071	3,237
Impairment losses on other long-lived assets	—	1,379	—	—	—
Amortization of goodwill	—	—	—	102	—

Total operating expenses	17,954	14,507	10,218	11,989	3,646

Loss from continuing operations	(14,801)	(14,258)	(10,216)	(11,407)	(3,276)

Other (income) expense
Amortization of deferred financing costs	85	377	123	100	344
Interest income	(42)	(7)	(72)	(77)	(315)
Interest expense	62	1,026	432	598	78
Gain on marketable equity securities	(132)	—	—	—	—
Other income	(5,000)	—	—	—	—
Amortization of discount on subordinated debentures	3,165	1,988	39	—	—
Loss on exchange of debt	1,354	—	—	—	—

Total other (income) expenses, net	(508)	3,384	522	621	107

Loss before income taxes	(14,293)	(17,642)	(10,738)	(12,028)	(3,383)
Income tax provision	212	—	—	200	511

Net loss from continuing operations	(14,505)	(17,642)	(10,738)	(12,228)	(3,894)

Loss from discontinued AV operations	—	(1,173)	(2,696)	(396)	—
Income (loss) from discontinued VS operations	(2,908)	(3,624)	(44,844)	(1,566)	841
Income (loss) from discontinued Voice operations	—	—	(287)	(617)	521
Gain on sale of discontinued Voice operation	—	—	—	277	—

Net loss	(17,413)	(22,439)	(58,565)	(14,530)	(2,532)
Preferred stock dividends	(369)	—	—	—	—
Deemed dividends on series A convertible preferred stock	—	—	—	(4,434)	(13,723)

Net income (loss) attributable to common stockholders	$(17,782)	$(22,439)	$(58,565)	$(18,964)	$(16,255)

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Information:

Loss from continuing operations per share:
Basic and diluted	$(0.40)	$(0.60)	$(0.37)	$(0.59)	$(0.30)

Income (loss) from discontinued operations per share:
Basic and diluted	$(0.08)	$(0.16)	$(1.66)	$(0.11)	$0.10

Preferred stock dividends per share:
Basic and diluted	$(0.01)	$—	$—	$—	$—

Deemed dividends per share:
Basic and diluted	$—	$—	$—	$(0.21)	$(1.07)

Net loss per share:
Basic and diluted	$(0.49)	$(0.76)	$(2.03)	$(0.91)	$(1.27)

Weighted average number of common shares and equivalents outstanding:
Basic and diluted	36,390	29,456	28,792	20,880	12,817

Balance Sheet Information:
Cash and cash equivalents	$4,586	$4,185	$2,762	$1,689	$1,871
Working capital	6,002	4,865	27,819	15,639	19,921
Total assets	26,810	23,987	61,502	104,499	84,372
Long-term debt (including current portion)	35	1,904	5,846	83	3,128
Series A mandatorily redeemable convertible preferred stock	—	—	—	—	10,371
Total stockholders’ equity	21,226	18,814	36,586	68,909	49,658

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

             We provide comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry’s only carrier-grade IP based subscriber network that is designed exclusively for video communications. Our network spans 14 points of presence (POPs) across three continents and carries on average over 20,000 video calls per month, enabling users to connect across the United States, as well as to virtually any business center around the world. Since launching our subscription service in late 2000, the Glowpoint network has carried over 25 million minutes of video on behalf of over 600 customers in over 5,000 locations. The growth of subscriptions was fairly steady through early 2003, when we determined that separating our video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communications service. At the time of the sale, we changed our name from Wire One Technologies, Inc. to Glowpoint, Inc. In September 2003, we completed the sale of our videoconferencing equipment business which had been central to our operations, in order to focus solely on growing our video communications services. During the next twelve months, we became a truly independent company as we were forced to reassess our business relationship with Wire One. We completely replaced the volume of our only distribution channel with billable subscriber locations driving profitable revenue. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

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

                 In the fourth quarter of 2003, we named a new Chief Executive Officer and President, David C. Trachtenberg. On January 6, 2004, we launched our new suite of the “All You Can See” unlimited video calling plans, in order to create a sustainable subscription based revenue stream that would drive positive gross margin. We launched the new plans to drive gross margin targets of 60-65%; we made them one year minimum subscriptions with no free trial period; we now pre-qualify each new site to align properly our connectivity costs with our subscription revenues and we discontinued our pay-as-you-go and hourly plans, thus reducing the dependency on our no-margin, low revenue legacy business. We also accomplished our mission of making video as easy and spontaneous as a phone call with the power of face-to-face communications. The introduction of “Lisa” (video call director) and our video call director suite of IP services, including video call assistant, video call mailboxes and dial 000 live operator completed this mission.

                 On April 20, 2004, we entered into a strategic alliance with Tandberg, Inc. a wholly owned subsidiary of Tandberg ASA (OSLO:TAA.OL), a global provider of visual communications solutions. As part of the alliance agreement, we acquired certain assets and the customer base of Tandberg-owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, have immediate access to our video bridging and webcasting services. As part of the alliance, Tandberg’s corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which have been consolidated into new agreements with these carriers. Lastly, Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products.

            On December 7, 2004, we entered into a strategic partnership with Integrated Vision, Australia’s leading video conferencing solution provider to power the continent’s first dedicated IP-based network for global video communications. The agreement is our first international interconnection agreement for “Glowpoint Enabling” an existing communications network. Glowpoint enabled networks deliver patent-pending video communication applications. Integrated Vision is responsible for the sales, marketing, operations and customer support of the Glowpoint branded service in Australia.

            On February 17, 2005, we entered into a memorandum of understanding outlining a strategic alliance with Sony Electronics, Inc. in which the two companies would create and launch a complete, Sony customized, user friendly video communication solution focused on broadening the use of IP-based video in and out of traditional office environments. On March 28, 2005, we entered into a sales agency agreement, a development agreement and a joint marketing agreement with Sony to implement the transactions outlined in the memorandum of understanding. The Sony service, powered by Glowpoint, will try to bring together Sony’s state-of-the-art line of video conferencing systems with our patent-pending advanced IP-based video applications and network services. The two companies are also developing joint initiatives to support the growing use of IP-based video for more diverse and innovative applications, including the broadcasting production segment where Sony is a recognized leader in providing customers with advanced audio and video equipment and systems. Through a “white label” arrangement, the two companies plan on delivering a customized Sony experience that will allow subscribers to see and talk to anyone, anywhere around the world regardless of network technology and device. Additionally, as part of the alliance and to support development of the new service, Sony will install the Glowpoint powered solution into a number of their office locations in the U. S.

            On March 14 2005, we announced the closing of a private placement that raised gross proceeds of $10.15 million from several unrelated institutional investors, including existing and new shareholders. Under the terms of the financing, we issue approximately 6,766,667 common shares. Additionally, we issued to the investors approximately 2,706,667 common stock purchase warrants at an exercise price of $2.40 per share. The proceeds of the financing will be used for working capital requirements. We issued shares and warrants directly to the purchasers under an effective universal shelf registration statement.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements expressed as a percentage of our revenues:

	Year Ended December 31,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	80.3	97.6	100.0

Gross margin	19.7	2.4	—

Operating expenses
Research and development	9.0	12.2	18.3
Selling	50.2	53.3	68.4
General and administrative	53.0	61.8	95.8
Impairment losses on other long-lived assets	—	13.4	—

Total operating expenses	112.2	140.7	182.5

Loss from continuing operations	(92.5)	(138.3)	(182.5)

Other (income) expense
Amortization of deferred financing costs	0.5	3.6	2.2
Interest income	(0.2)	(0.1)	(1.3)
Interest expense	0.4	10.0	7.7
Gain on marketable equity securities	(0.8)	—	—
Other income	(31.3)	—	—
Amortization of discount on subordinated debentures	19.8	19.3	0.7
Loss on exchange of debt	8.5	—	—

Total other (income) expenses, net	(3.1)	32.8	9.3

Loss before income taxes	(89.4)	(171.1)	(191.8)
Income tax provision	1.3	—	—

Net loss from continuing operations	(90.7)	(171.1)	(191.8)
Loss from discontinued AV operations	—	(11.4)	(48.2)
Loss from discontinued VS operations	(18.2)	(35.1)	(800.9)
Loss from discontinued Voice operations	—	—	(5.1)

Net loss	(108.9)	(217.6)	(1,046.0)
Preferred stock dividends	(2.3)	—	—

Net loss attributable to common stockholders	(111.2)%	(217.6)%	(1,046.0)%

Year Ended December 31, 2004 (2004 Period) Compared to Year Ended December 31, 2003 (2003 Period)

            Net Revenues. Net revenues increased $5.7 million, or 55%, for the 2004 period to $16.0 million from $10.3 million for the 2003 period. Contractual revenue increased $5.0 million, or 74%, to $11.9 million in the 2004 period from $6.9 million for the 2003 period. Contractual revenue, which includes subscription and related revenue as has been reported previously plus NuVision revenue directly related to those customers that are under contract, is a new categorization resulting from the NuVision acquisition completed in the June 2004 quarter. The most significant component of this category, Glowpoint subscription and related revenue, increased $3.3 million, or 49%, in the 2004 period to $10.2 million from $6.9 million for the 2003 period. The growth in subscription and related revenue was the result of having, on average, 359 more billable subscriber locations in the 2004 period than the 2003 period. There were 1,198 average billable subscriber locations in 2004 compared to 839 in 2003, an increase of 43%. The average monthly subscription and related revenues increased 4.4% to $710 in 2004 from $680 in 2003. The second category of contractual revenue is from the NuVision customer base and totaled $1.7 million for the 2004 period. Non-contractual revenue increased 18% to $4.1 million for the 2004 period from $3.5 million for the 2003 period. Non-contractual revenue includes Glowpoint non-subscription revenue (our event-driven category of revenue) plus NuVision revenue generated by customers that are not currently under contract. The net increase in non-contractual revenue resulted from $1.1 million in revenue for services provided to NuVision customers, partially offset by a decrease of $0.5 million in the 2004 period due to a decline in H.320 bridging revenue from the overall decline in H320 or ISDN bridging services.

            Cost of Revenues. Cost of revenues increased $2.7 million, or 28%, in the 2004 period to $12.8 million from $10.1 million for the 2003 period but declined as a percentage of revenue from 97.6% in the 2003 period to 80.3% for the 2004 period. Infrastructure costs (defined as backbone-related costs of network) remained flat at $3.2 million in the 2004 and 2003 periods. Access costs (defined as costs of connecting subscriber locations to the network) increased $0.9 million, or 21%, in the 2004 period to $5.1 million from $4.2 million for the 2003 period. The growth in access costs was the result of having, on average, 359 more billable subscriber locations each costing an average of $199 per month for access to the network. There were 1,198 average billable subscriber locations in the 2004 period and 839 in the 2003 period. The average monthly access costs per subscriber location fell 16% from $421 in the 2003 period to $355 in the 2004 period. The decline in average monthly access costs per subscriber location is the result of increasing use of DSL as the means of accessing the network.

            Gross Margin. Gross margins increased approximately $2.9 million in the 2004 period from $0.2 million in the 2003 period to $3.1 million for the 2004 period. As a percentage of revenue, gross margins increased in the 2004 period to 19.7% as compared to 2.4% of net revenue in the 2003 period. The major factors in the positive movement in gross margin were the leveraging of the fixed infrastructure costs over a larger base of billable subscriber locations, the pass through of the universal service tax fee that had not previously been charged to our customers in 2003, the continued impact of new customers coming on with our higher margin “All You Can See” unlimited video calling plans targeted at 60-65% margins, and improving the margins on legacy accounts through very targeted transition to our new unlimited annual subscription plans. Additionally, gross margin on the NuVision business amounted to 32% in the 2004 period which favorably impacted overall gross margin.

            Research and Development. Research and development costs, which includes the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased $0.2 million in the 2004 period to $1.4 million but decreased as a percentage of revenue from 12.2% in the 2003 period to 9.0% in the 2004 period. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand and test new products and technologies across the network without increasing current staffing levels.

            Selling. Selling expenses, which include sales salaries, commissions, overhead and marketing costs, increased $2.5 million in the 2004 period to $8.0 million from $5.5 million in the 2003 period. Selling expenses as a percentage of net revenues decreased from 53.3% in the 2003 period to 50.2% in the 2004 period. The primary causes of the increases in costs for the 2004 period are the $1.5 million increase in salaries and benefits resulting from the addition of 15 employees, the $0.4 million increase in marketing costs incurred related to trade shows, new product launch activities, channel diversification activities and remaining customer trials. In addition, $0.4 million of the increase results from higher commission and bonuses associated with higher revenue levels.

            General and Administrative. General and administrative expenses increased $2.1 million, to $8.5 million in the 2004 period from $6.4 million in the 2003 period. General and administrative expenses as a percentage of revenue declined from 61.8% for the 2003 period to 53.0% for the 2004 period. The primary components of the increase in costs in the 2004 period were $0.5 million in professional fees, the majority of which related to executive searches during the 2004 period for new members of the management team, $0.4 million of costs related to severance and the closing of the Company’s New Hampshire office, $0.4 million of additional provision for bad debt related to the increase in the size of our business, and $0.2 million in non-cash expense recorded in connection with the issuance of restricted stock as compensation.

            Impairment Losses on Other Long-Lived Assets. In the 2003 period, as a result of our periodic evaluation of long-lived assets used in operations, we determined that fixed assets with a net book value of $1.4 million were no longer being used in our IP video network and were not generating cash flows to support their carrying values. In accordance with FASB Statement 144, these assets were written down to their fair value in October 2003.

            Other (Income) Expenses. Other expenses decreased $3.9 million to $(0.5) million in the 2004 period from $3.4 million in the 2003 period. The decrease was primarily due to the $5.0 million of other income recorded in the 2004 period related to a one-time fee due from Wire One Technology, Inc resulting from their acquisition of V-

SPAN in October 2004. In addition, there was a decrease in interest expense of $0.9 million, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JPMorgan Chase in February 2004, and a gain on marketable equity securities of $0.1 million in the 2004 period as stock received in settlement of an account receivable was sold at a gain. Offsetting these items was accelerated amortization of the discount on subordinated debentures totaling $3.2 million resulting from the exchange of the subordinated debentures for preferred stock in the 2004 period. This caused a $1.2 million increase in amortization of discount on subordinated debentures between the two periods. In addition, the exchange of the subordinated debentures for preferred stock resulted in the recognition of a $1.4 million non-cash charge on the exchange of debt in 2004.

            Income Taxes. In the 2004 period, we recorded a deferred tax liability representing the difference between the book and tax basis of goodwill at December 31, 2004. No provision for income taxes was made in the 2003 period.

            Discontinued Operations. We treated our AV division and VS segment as discontinued operations because: (1) the operations and cash flows of this division and this segment have been eliminated from our ongoing operations as a result of disposal transactions and (2) we do not have any continuing involvement in the operations of the division or the segment. In the 2004 period, there was no income (loss) from discontinued AV operations and a $2.9 million loss from discontinued VS operations comprised of $2.0 million related to the determination of net assets and the transition cost amount of the business by an arbitrator in accordance with the asset purchase agreement and the costs of the arbitration process, $0.8 million related to the settlement of disputes with Gores and $0.1 million related to the settlement of liabilities of the VS business in excess of those previously accrued. In the 2003 period, we incurred a loss from discontinued AV operations of $1.2 million and from discontinued VS operations of $3.6 million

            Net Loss. Net loss attributable to common stockholders decreased to $17.8 million or $0.49 per basic and diluted share in the 2004 period from $22.4 million or $0.76 per basic and diluted share in the 2003 period. Before giving effect to the aggregate $0.4 million in preferred stock dividends on series B convertible preferred stock in the 2004 period and no preferred stock dividends in the 2003 period, we reported a net loss of $17.4 million for the 2004 period and $22.4 million for the 2003 period.

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

             Cost of Revenues. Cost of revenue increased $4.5 million, or 80%, in the 2003 period to $10.1 million from $5.6 million for the 2002 period. Infrastructure costs (defined as backbone-related costs of network) increased $1.0 million, or 45%, in the 2003 period to $3.2 million from $2.2 million for the 2002 period. This increase resulted from two factors: 1) the build-out of the network to handle the video traffic of approximately 4,000 billable subscriber locations - $0.6 million of the increase; and 2) the evolution of the network to gain long-term cost efficiencies or as a result of backbone provider issues - $0.4 million of the increase. Access costs (defined as costs of connecting subscriber locations to the network) increased $2.5 million, or 147%, in the 2003 period to $4.2 million from $1.7 million for the 2002 period. The growth in access costs was the result of having, on average, 578 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each costing an average of $368 per month for access to the network. There were 839 average billable subscriber locations in the 2003 period and 261 in the 2002 period. The average monthly access costs per subscriber location fell 22% from $539 in the 2002 period to $421 in the 2003 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay-as-you-go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint video communications service along with the ISDN network costs of providing H.320 bridging services. These costs increased $0.9 million, or 53%, in the 2003 period to $2.6 million from $1.7 million for the 2002 period. This increase resulted primarily from three factors: 1) increased depreciation related to increased equipment deployed in the network - $0.3 million; 2) credits recorded in the September 2002 quarter of approximately $250,000 related to refunds of previously paid infrastructure and access fees; and 3) a $0.2 million increase in installation costs from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 397 in the 2002 period to 730 in the 2003 period. ISDN network costs fell $0.2 million in line with the decline in H.320 bridging revenue.

             Gross Margin. Gross margins increased to approximately $0.2 million in the 2003 period from approximately $2,000 in the 2002 period. As a percentage of revenue, gross margins increased in the 2003 period to 2.4%, as compared to 0.0% of net revenues in the 2002 period. The primary cause of the increase in gross margin is the increase in revenue ($1.9 million impact assuming a 40% marginal gross margin on the additional $4.7 million in revenue). Offsetting items included the increased fixed costs incurred to continue the build out of the network ($1.0 million), the costs to re-configure portions of the network that were incurred ($0.4 million) and the impact in the September 2002 quarter of approximately $250,000 in refunds of previously paid infrastructure and access fees.

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

             General and Administrative. General and administrative expenses increased $1.0 million in the 2003 period to $6.4 million from $5.4 million in the 2002 period. General and administrative expenses as a percentage of net revenues for the 2003 period declined from 91.1% in the 2002 period to 61.8% in the 2003 period. The primary components of the $1.0 million increase in costs were $0.6 million in non-cash expense recorded in connection with the issuance of restricted stock and warrants as compensation and for financing and consulting services, $0.2 million of severance, change of management and other payouts and $0.3 million of additional professional fees incurred related to the search for a new CEO, filing the proxy and holding the annual meeting in August, divestitures and other corporate activities.

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

Liquidity and Capital Resources

             At December 31, 2004, we had working capital of $6.0 million compared to $4.9 million at December 31, 2003, an increase of approximately 22%. We had $4.6 million in cash and cash equivalents at December 31, 2004 compared to $4.2 million at December 31, 2003. The $1.1 million increase in working capital resulted primarily from the net proceeds from the February 2004 private placement of common stock of $12.4 million and net proceeds from the exercise of stock options of $0.6 million offset by the funding of the $9.1 million usage of cash in operations in the 2004 period and the purchase of $3.4 million of furniture, equipment and leasehold improvements.

             In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we issued to the holders of the notes (i) an aggregate of 203.667 shares of Series B convertible preferred stock and (ii) an aggregate of 250,000 shares of restricted common stock; and reduced the exercise price of the warrants to purchase shares of our common stock issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the $3.1 million of discount on subordinated debentures as of December 31, 2003 was written off to expense in the first quarter of 2004.

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

             In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10.15 million, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year term and have an exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by “cashless exercise.”

             At December 31, 2003, we had a $7.5 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bear interest at the lender’s base rate plus 1 1/2% per annum. At December 31, 2003, there were no outstanding borrowings under this facility. Proceeds from the sale of the VS segment were used to pay down the outstanding balance under the facility to zero. The credit facility remained in place subsequent to the closing of the VS sale transaction. In February 2004, this credit facility was terminated at our request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 were written off to expense in the first quarter of 2004.

             The following summarizes our contractual cash obligations and commercial commitments at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	2005	2006	2007	2008	2009

Purchase obligations (1)	$13,845,627	$5,458,148	$3,220,812	$2,000,000	$2,000,000	$1,166,667
Operating lease obligations	242,711	242,711	—	—	—	—
Capital lease obligations	35,373	35,373	—	—	—	—

Total	$14,123,711	$5,736,232	$3,220,812	$2,000,000	$2,000,000	$1,166,667

(1)	Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-5 years.

Future minimum rental commitments under all non-cancelable operating leases are as follows:

Year Ending December 31

2005	$242,711

Future minimum lease payments under capital lease obligations at December 31, 2004 are as follows:

Total minimum payments in 2005	$35,373
Less amount representing interest	(401)

Total principal	34,972
Less portion due within one year	(34,972)

Long-term portion	$—

             Net cash used by operating activities for the 2004 period was $9.1 million as compared to net cash used in operations of $6.8 million during the 2003 period. The primary sources of operating cash in 2004 were the $1.0 million increase in deferred revenue, $0.5 million increase in accounts payable, $0.2 million increase in accrued expenses and the $0.2 million of proceeds from the sale of marketable equity securities. Significant uses of cash included funding the $6.2 million cash loss from operations (net of the $17.4 million net loss and the total non-cash expenses of $11.2 million), $4.1 million increase in other current assets, $0.5 million increase in accounts receivable and the $0.2 million increase in other assets.

             In an effort to further develop our Glowpoint network, we employ a staff of 10 software and hardware engineers who evaluate, test and develop proprietary applications. Research and development costs, which include costs of the personnel in this group, the equipment that they use and their use of the network, totaled $1.4 million in the 2004 period. It is expected that research and development costs will remain flat in coming quarters as we design and develop new service offerings to meet customer demand, test new products and technologies across the network and develop and enhance on-line tools to make the customer/partner experience a satisfying and productive one.

             Investing activities for the 2004 period included purchases of $3.4 million for network, computer and videoconferencing equipment and leasehold improvements. Our network is currently built out to handle the anticipated level of subscriptions for 2005. Although we anticipate current expansion of the network, we have no significant commitments to make capital expenditures in 2005.

             Financing activities in the 2004 period included receipt of the $12.4 million of net proceeds from the February 2004 private placement of common stock and the $0.6 million of exercise proceeds related to stock options.

             We believe, based on current circumstances, that we have adequate capital resources to support current operating levels for at least the next twelve months.

Critical Accounting Policies

             We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas in which critical accounting policies apply.

            Revenue Recognition

            We recognize service revenue related to our network subscriber service and the multipoint video and audio bridging services as service is provided. In February, 2004, we began billing subscription fees in advance and at December 31, 2004, we had deferred approximately $811,000 of this revenue. Because the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the life of the customer relationship. At December 31, 2004, we had deferred approximately $207,000 of activation fees and approximately $175,000 of related installation costs. Revenues derived from other sources are recognized when services are provided or events occur.

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

            Long-Lived Assets

            We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

            Goodwill and Other Intangible Assets

            We follow Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142 (See Note 6).

             Recent Accounting Pronouncements

             In December 2004, the FASB issued SFAS No. 123R which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We are required to adopt SFAS No. 123R for the interim period beginning after June 15, 2005. Based on the current outstanding unvested number of stock options, we expect to record compensation charges totaling $2.0 million over the vesting period of the options. The adoption of this statement will have no impact on our cash flows.

             In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

Inflation

              We do not believe inflation had a material adverse effect on the financial statements for the periods presented.

Risk Factors

Our history of substantial net losses may continue indefinitely and may make it difficult to fund our operations.

              Glowpoint was formed by the merger of All Communications Corporation and View Tech, Inc. in May 2000. We reported a substantial loss from operations in 2000, 2001, 2002, 2003 and 2004. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future, or at all. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations.

Our success is highly dependent on the evolution of our overall market.

              The market for videoconferencing services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our Glowpoint network service utilizes IP (H.323) standards. As a result, our future growth, if any, will depend on the continued trend of businesses to migrate to IP (H.323) based standards and away from the older, less reliable Integrated Services Digital Network, or ISDN, technology. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use IP (H.323) based videoconferencing equipment or our IP subscriber network. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

We depend upon our network and facilities infrastructure.

              Our success depends upon our ability to implement, expand and adapt our national network infrastructure and support services to accommodate an increasing amount of video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities and support services on an ongoing basis. We cannot assure you that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary in order to respond to growth in the number of customers served.

We depend upon suppliers and have limited sources of supply for some services.

              We rely on other companies to supply some components of our network infrastructure and the means to access our network. Some of the products and services that we resell and certain components that we require for our network are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot assure you that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the timeframes we require, or at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition and results of operations.

Our network could fail, which could negatively impact our revenues.

              Our success depends upon our ability to deliver reliable, high-speed access to our partners’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our network infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot assure you that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

Our network depends upon telecommunications carriers who could become direct competitors and limit or deny us access to their network, which would have a material adverse effect on our business.

              We rely upon the ability and willingness of certain telecommunications carriers and other corporations to provide us with reliable high-speed telecommunications service through their networks. While these organizations are presently focusing on the ISDN market, they may decide to enter the IP-based video communications market by providing video services over their network, in which case they would directly compete with us. If this occurs, we cannot assure you that these telecommunications carriers and other corporations would continue to provide service to us through their networks at reasonable prices, if at all. Failure to continue to be able to use such services would have a material adverse effect on our business.

We compete in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

              The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, MCI, Sprint and some of the regional Bell companies, have entered into the video communications industry. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

Our Glowpoint network has limited market awareness.

              Our Glowpoint network was introduced in December 2000 and was only a small part of our operations until the sale of our video solutions business in September 2003. Our future success will be dependent in significant part on our ability to generate demand for our Glowpoint network and professional services. To this end, our direct marketing and indirect sales operations must increase market awareness of our network to generate increased revenue. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. In January 2004, we began the relaunch of our video communications service. Our relaunch includes the introduction of new products and services, including subscription calling plans, CustomerPoint (a customer portal that provides subscribers with online access to their account information), and PartnerPoint (a sales agent portal that provides automated sales and marketing tools for our resellers). We cannot be certain that we will be successful in our efforts to market and sell our products and services, including our relaunch of our services and products, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

As we expand our Glowpoint network and its use, any system failures or interruptions in our network may cause loss of customers.

              Our success depends on the seamless, uninterrupted operation of our Glowpoint network and on the management of traffic volumes and route preferences over our network. As we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our capacity and traffic management systems. Any prolonged failure of our network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial loss.

We may be unable to adequately respond to rapid changes in technology.

              The market for our Glowpoint network and related services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing Glowpoint network and related services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our Glowpoint network is unable to meet its specifications or if it is unable to keep pace with technological changes in the videoconferencing industry, our Glowpoint network could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our network as improvements in videoconferencing networking technologies are introduced. In the event that other companies develop more technologically advanced networks, our competitive position relative to such companies would be harmed.

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

21

Item 8. Financial Statements and Supplemental Data GLOWPOINT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

22

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
       Stockholders of Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                         BDO Seidman, LLP

Boston, Massachusetts
March 14, 2005

23

GLOWPOINT, INC. CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,586,222	$4,184,897
Escrowed cash	337,153	335,188
Accounts receivable, net of allowance for doubtful accounts of $97,384 and
$71,620 at December 31, 2004 and 2003, respectively	2,762,892	2,305,552
Receivable from Gores Technology Group-net	2,750,000	209,688
Other current assets	938,775	1,230,290

Total current assets	11,375,042	8,265,615
Property and equipment-net	12,591,011	13,024,055
Goodwill-net	2,547,862	2,547,862
Other assets	296,332	149,574

Total assets	$26,810,247	$23,987,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,832,569	$2,368,484
Accrued expenses	1,486,949	900,690
Deferred revenue	1,018,186	—
Current portion of capital lease obligations	34,972	131,182

Total current liabilities	5,372,676	3,400,356

Noncurrent liabilities:
Deferred income taxes	212,000	—
Capital lease obligations, less current portion	—	34,972

Total noncurrent liabilities	212,000	34,972

Total liabilities	5,584,676	3,435,328

Commitments and contingencies (Note 12)

Subordinated debentures	—	4,888,000
Discount on subordinated debentures	—	(3,149,805)

Subordinated debentures, net	—	1,738,195

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, 203.667
Series B shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 authorized; 37,844,240 and
30,543,672 shares outstanding, respectively	3,788	3,054
Treasury stock, 39,891 shares at cost	(239,742)	(239,742)
Deferred compensation	(1,331,379)	(1,650,607
Additional paid-in capital	157,322,778	137,449,109
Accumulated deficit	(134,529,874)	(116,748,231)

Total stockholders’ equity	21,225,571	18,813,583

Total liabilities and stockholders’ equity	$26,810,247	$23,987,106

See accompanying notes to consolidated financial statements.
24

GLOWPOINT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Net revenues	$15,995,177	$10,310,744	$5,599,216
Cost of revenues	12,842,471	10,061,881	5,596,801

Gross margin	3,152,706	248,863	2,415

Operating expenses
Research and development	1,433,013	1,261,485	1,024,060
Selling	8,049,537	5,493,905	3,830,489
General and administrative	8,471,026	6,372,677	5,363,373
Impairment losses on other long-lived assets	—	1,379,415	—

Total operating expenses	17,953,576	14,507,482	10,217,922

Loss from continuing operations	(14,800,870)	(14,258,619)	(10,215,507)

Other (income) expense
Amortization of deferred financing costs	84,796	376,596	122,680
Interest income	(41,520)	(7,000)	(71,644)
Interest expense	61,871	1,026,469	431,792
Gain on marketable equity securities	(132,284)	—	—
Other income	(5,000,000)	—	—
Amortization of discount on subordinated debentures	3,165,036	1,987,550	39,360
Loss on exchange of debt	1,354,000	—	—

Total other (income) expenses, net	(508,101)	3,383,615	522,188

Loss before income taxes	(14,292,769)	(17,642,234)	(10,737,695)
Income tax provision	212,000	—	—

Net loss from continuing operations	(14,504,769)	(17,642,234)	(10,737,695)
Loss from discontinued AV operations	—	(1,173,067)	(2,696,223)
Loss from discontinued VS operations	(2,908,331)	(3,623,637)	(44,844,385)
Loss from discontinued Voice operations	—	—	(286,880)

Net loss	(17,413,100)	(22,438,938)	(58,565,183)
Preferred stock dividends	(368,543)	—	—

Net loss attributable to common stockholders	$(17,781,643)	$(22,438,938)	$(58,565,183)

Loss from continuing operations per share:
Basic and diluted	$(0.40)	$(0.60)	$(0.37)

Loss from discontinued operations per share:
Basic and diluted	$(0.08)	$(0.16)	$(1.66)

Preferred stock dividends per share:
Basic and diluted	$(0.01)	$—	$—

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.49)	$(0.76)	$(2.03)

Weighted average number of common shares outstanding:
Basic and diluted	36,390,112	29,455,644	28,792,217

See accompanying notes to consolidated financial statements.
25

GLOWPOINT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Deferred Compensation	Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance at December 31, 2001	25,292,189	$2,529	$(239,742)	$(739,927)	$105,629,915	$(35,744,110)	$68,908,665
Amortization of deferred option compensation	—	—	—	292,191	—	—	292,191
Forfeiture of deferred option compensation	—	—	—	260,742	(260,742)	—	—
Issuance of stock options for services	—	—	—	—	135,339	—	135,339
Extension of expiration date of COO stock
options	—	—	—	—	206,663	—	206,663
Exercise of stock options	158,482	16	—	—	371,473	—	371,489
Exercise of warrants	54,339	5	—	—	—	—	5
Issuance of warrants for services	—	—	—	—	407,181	—	407,181
Issuance of warrants in connection with
subordinated debentures	—	—	—	—	4,571,921	(39,360)	4,532,561
Issuance of shares in connection with private
placement	3,426,650	343	—	—	20,257,618	—	20,257,961
Net loss for the year	—	—	—	—	—	(58,525,823)	(58,525,823)

Balance at December 31, 2002	28,931,660	2,893	(239,742)	(186,994)	131,319,368	(94,309,293)	36,586,232
Amortization of deferred option compensation	—	—	—	161,446	—	—	161,446
Forfeiture of deferred option compensation	—	—	—	25,548	(25,548)	—	—
Deferred compensation related to the issuance
of restricted stock	670,000	67	—	(1,945,200)	1,945,200	—	67
Amortization of deferred compensation from
the issuance of restricted stock	—	—	—	378,766	—	—	378,766
Deferred compensation related to the extension
of the post- termination exercise period of
stock options	—	—	—	(2,233,834)	2,233,834	—	—
Amortization of deferred compensation related
to the extension of the post-termination
exercise period of stock options	—	—	—	2,149,661	—	—	2,149,661
Exercise of stock options	603,012	60	—	—	630,875	—	630,935
Exercise of warrants	96,183	10	—	—	—	—	10
Issuance of warrants for services	—	—	—	—	775,151	—	775,151
Issuance of shares in lieu of interest on
subordinated debentures	242,817	24	—	—	570,229	—	570,253
Net loss for the year	—	—	—	—	—	(22,438,938)	(22,438,938)

Balance at December 31, 2003	30,543,672	3,054	(239,742)	(1,650,607)	137,449,109	(116,748,231)	18,813,583
Deferred compensation related to the issuance of
restricted stock	190,000	19	—	(511,500)	511,481	—	—
Amortization of deferred compensation from
the issuance of restricted stock	—	—	—	857,858	—	—	857,858
Forfeiture of deferred stock compensation	(40,000)	—	—	134,000	(134,000)	—	—
Deferred compensation related to the issuance of stock options	—	—	—	(161,130)	161,130	—	—
Extension of expiration date of stock options	—	—	—	—	46,340	—	46,340
Exercise of stock options	782,012	78	—	—	569,623	—	569,701
Exchange of subordinated debentures for
preferred stock, common stock & the repricing of warrants	250,000	25	—	—	6,241,975	—	6,242,000
Issuance of shares in connection with private
placement	6,100,000	610	—	—	12,432,605	—	12,433,215
Issuance of shares in lieu of interest on
subordinated debentures	18,556	2	—	—	44,515	—	44,517
Preferred stock dividends	—	—	—	—	—	(368,543)	(368,543)
Net loss for the year	—	—	—	—	—	(17,413,100)	(17,413,100)

Balance at December 31, 2004	37,844,240	$3,788	$(239,742)	$(1,331,379)	$157,322,778	$(134,529,874)	$21,225,571

See accompanying notes to consolidated financial statements.
26

GLOWPOINT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(17,413,100)	$(22,438,938)	$(58,565,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,473,726	4,888,970	4,984,475
Amortization of deferred financing costs	84,796	376,596	122,680
Amortization of discount on subordinated debentures	3,165,036	1,987,550	39,360
Non cash compensation	902,375	4,008,076	675,057
Loss on extinguishment of debt	1,354,000	—	—
Proceeds from sale of marketable equities	213,542	—	—
Impairment losses on goodwill	—	—	40,012,114
Impairment losses on long-lived assets	—	1,379,415	1,357,806
Deferred income taxes	212,000	—	—
Loss on disposal of equipment	—	—	28,305
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
Escrowed cash	(1,965)	(335,188)	—
Accounts receivable	(457,340)	(1,027,661)	10,029,925
Inventory	—	—	(2,401,306)
Net assets of discontinued AV operations	—	807,067	(807,067)
Net assets of discontinued VS operations	—	6,761,095	—
Receivable from Gores Technology Group	(2,750,000)	(209,688)	—
Other current assets	(1,345,279)	(1,937,752)	(3,689,790)
Other assets	(231,554)	52,151	(90,329)
Accounts payable	464,085	(1,360,383)	(3,247,953)
Accrued expenses	217,717	219,320	(1,009,341)
Deferred revenue	1,018,186	—	(27,009)
Other current liabilities	—	—	(1,465,049)

Net cash used by operating activities	(9,093,775)	(6,829,370)	(14,053,305)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(3,361,402)	(2,399,297)	(4,745,933)
Proceeds from sale of furniture, equipment and leasehold improvements	—	—	15,000
Proceeds from sale of discontinued VS operation	—	16,233,312	—

Net cash provided (used) by investing activities	(3,361,402)	13,834,015	(4,730,933)

Cash flows from financing activities:
Proceeds from common stock offering	12,433,215	—	20,257,961
Proceeds (costs) from issuance of subordinated debentures	(15,232)	(249,355)	4,571,921
Exercise of warrants and options, net	569,701	630,935	371,494
Proceeds from bank loans	—	75,545,455	78,894,947
Payments on bank loans	—	(81,390,971)	(83,677,513)
Deferred financing costs	—	(26,070)	(505,074)
Payments on capital lease obligations	(131,182)	(91,957)	(56,734)

Net cash provided (used) by financing activities	12,856,502	(5,581,963)	19,857,002

Increase in cash and cash equivalents	401,325	1,422,682	1,072,764
Cash and cash equivalents at beginning of period	4,184,897	2,762,215	1,689,451

Cash and cash equivalents at end of period	$4,586,222	$4,184,897	$2,762,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,355	$227,103	$182,176

Taxes	$—	$—	$—

             Non-cash financing and investing activities:

             During the years ended December 31, 2004, 2003 and 2002, we recorded non-cash amortization of discount on subordinated debentures of $3,165,036, $1,987,550 and $39,360, respectively.

             During the years ended December 31, 2004 and 2003, we issued shares of common stock in lieu of interest on subordinated debentures with values of $44,517 and $570,253, respectively.

             During the year ended December 31, 2004, we exchanged convertible subordinated debentures for convertible preferred stock with a value totaling $6,242,000.

             We accrued preferred stock dividends of $368,543 during the year ended December 31, 2004.

             We acquired equipment with costs totaling $258,110 under capital lease arrangements during the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

Note 1—The Business

             Glowpoint, Inc. (“Glowpoint” or “we” or “us”), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry’s only carrier-grade, IP-based subscriber network that is designed exclusively for video communications. The network spans four continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for the Glowpoint network. On September 23, 2003, Glowpoint, formerly known as Wire One Technologies, Inc. completed the sale of its video solutions (VS) business to Gores Technology Group in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral part of business communications.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

             The consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, AllComm Products Corporation (“APC”), and VTC Resources, Inc. (“VTC”). All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

             Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Revenue Recognition

             We recognize service revenue related to the Glowpoint network subscriber service and the multi-point video and audio bridging services as service is provided. In February, 2004 we began billing subscription fees in advance and at December 31, 2004, we had deferred approximately $811,000 of this revenue. Customer activation fees are deferred and recognized over the life of the customer relationship. At December 31, 2004, we had deferred approximately $207,000 of activation fees and approximately $175,000 of related installation costs. Revenues derived from other sources are recognized when services are provided or events occur.

Cash and Cash Equivalents

             We consider all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consisted of $4.9 million and $4.5 million at December 31, 2004 and 2003.

             In September 2003, as a condition to closing the sale of our videoconferencing equipment business, we set aside $335,000 in an interest-bearing escrow account. These funds, including interest thereon, are restricted as to their use until certain calculations required by the asset purchase agreement are performed and agreed between the parties or determined by independent accountants and are included in escrowed cash on the accompanying consolidated balance sheets at December 31, 2004 and 2003. On March 7, 2005, the Company announced that it had entered into a settlement agreement with Gores under which Gores released to Glowpoint the $335,000, including interest thereon that was escrowed at the closing of the asset sale.

Concentration of Credit Risk

             Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, and uncollateralized trade accounts receivable. We place our cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

             We perform ongoing credit evaluations of our customers. No single customer accounts for more than 10% of our revenues or accounts receivable. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting its customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Prepaid Commissions

             Prior to the sale of the VS operation, we paid commissions to VS employees for their efforts in obtaining year-long customer subscriptions on the Glowpoint network. These costs have been recorded as prepaid commissions and are amortized to selling expenses over the term of the related customer agreement. Payments made to resellers for their efforts in obtaining customer subscriptions are treated similarly in the accompanying consolidated financial statements. At December 31, 2004 and 2003, we had deferred approximately $75,000 and $200,000, respectively, related to prepaid commissions with the balance at December 31, 2004 related entirely to commissions paid to resellers.

Property and Equipment

             Property and equipment are stated at cost. Furniture and office, computer, videoconferencing, bridging and network equipment are depreciated over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment include fixed assets subject to capital leases which are depreciated over the life of the respective asset.

Long-Lived Assets

             We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Goodwill and Other Intangible Assets

             We follow Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is tested for impairment in accordance with the guidance in SFAS No. 142 (See Note 6).

Income Taxes

             We use the liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities (principally certain accrued expenses, compensation expenses, depreciation expense and allowance for doubtful accounts), and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

Earnings (loss) Per Share

             Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, plus the weighted average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of subordinated debentures using the if-converted method. Diluted loss per share for 2004, 2003 and 2002 is the same as basic loss per share, since the effects of the calculation for those years were anti-dilutive.

	Years Ended December 31,

	2004	2003	2002

Weighted average shares outstanding	36,390,112	29,455,644	28,792,217
Effect of dilutive options and warrants	—	—	—

Weighted average shares outstanding including dilutive effect of
securities	36,390,112	29,455,644	28,792,217

             Weighted average options and warrants to purchase 12,829,219, 11,956,659 and 11,143,590 shares of common stock during the years ended December 31, 2004, 2003 and 2002, respectively, and subordinated debentures convertible into 2,036,667 common shares in 2003 and 2002, were not included in the computation of diluted earnings per share because we reported a net loss attributable to common stockholders for these periods and their effect would have been anti-dilutive.

Stock-Based Compensation

             We periodically grant stock options to employees in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, account for employee stock-based compensation utilizing the intrinsic value method. SFAS No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

             The fair value of stock options or warrants issued in return for services rendered by any non-employees is estimated on the date of grant using the Black-Scholes pricing model and is charged to operations over the vesting period or the terms of the underlying service agreements. We adjust these estimates for any increases in market price for each of our reporting periods.

             In 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which (i) amends SFAS No. 123, to provide alterative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of, SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We continue to account for employee stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS No. 148 are as follows:

	Years Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(17,781,643)	$(22,438,938)	$(58,565,183)

Add: stock based employee compensation expense included in reported net loss, net of tax	25,952	2,311,107	292,191
Deduct: total stock based employee compensation expense
determined under the fair value based method for all awards,
net of tax	(843,262)	(5,486,945)	(6,125,125)

Pro forma net loss	$(18,598,953)	$(25,614,776)	$(64,398,117)

Net loss per share:
Basic and diluted - as reported	$(0.49)	$(0.76)	$(2.03)
Basic and diluted - pro forma	$(0.51)	$(0.87)	$(2.24)

             The weighted-average grant date fair value of options granted during 2004, 2003 and 2002 under the Black-Scholes option pricing model was $1.16, $1.23 and $1.90 per option, respectively.

             The fair value of each option granted in 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk fees interest rates	4.27%	4.00%	3.89%
Expected option lives	10 years	7.55 years	5 years
Expected volatility	94.66%	79.32%	145.41%
Expected dividend yields	None	None	None

Fair Value of Financial Instruments

             Financial instruments reported in our consolidated balance sheet consist of cash, accounts receivable, accounts payable and bank loan payable, the carrying value of which approximated fair value at December 31, 2004 and 2003. The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

Recent Accounting Pronouncements

             In December 2004, the FASB issued SFAS No. 123R which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We are required to adopt SFAS No. 123R for the interim period beginning after June 15, 2005. Based on the current outstanding unvested number of stock options, we expect to record compensation charges totaling $2.0 million over the vesting period of the options. The adoption of this statement will have no impact on our cash flows.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

Note 3—Discontinued Operations

             In September 2003, we completed the sale of all of the properties, rights, interests and other tangible and intangible assets that relate in any material respect to our VS segment to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. We are entitled to receive total consideration of up to $24 million for the transaction, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. Gores held back $2 million to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The $2 million cash holdback and the $1 million unsecured promissory note were not recorded on the consolidated balance sheet as of December 31, 2003 as Gores had not yet completed their evaluation of the acquired assets. A deferred gain on sale of the VS operation totaling $646,000 was recorded and is a component of accrued expenses on the accompanying consolidated balance sheet as of December 31, 2003. Gores will also pay Glowpoint on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay us $2 million less amounts previously paid. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

             The sale of our VS segment was approved by stockholders at our 2003 Annual Meeting of Stockholders held on Thursday, August 21, 2003.

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

             Pursuant to the asset purchase agreement dated as of June 10, 2003 (the “Agreement”), Gores agreed that, for a period of three years commencing on the closing date, it would not, directly or indirectly, acquire or own any equity interest in the restricted competitors listed on a schedule to the Agreement in a transaction that would result in Gores directly or indirectly marketing or selling services that are competitive with our Network Business. Our Network Business consists of the Glowpoint service as well as bridging, gateway and network design operations. On October 8, 2004, Gores announced that it signed a definitive agreement to acquire V-SPAN, Inc., a video collaboration solutions company, in a merger transaction with Wire One Technology, Inc. (“Wire One”), a videoconferencing equipment integration and service company. V-SPAN is one of the restricted competitors listed on the aforementioned schedule and we believe that all of the services offered by V-SPAN are competitive with our Network Business. The Agreement further provided that Gores may acquire any of the restricted competitors upon payment by Gores to us of a one-time fee of $5 million. On December 2, 2004, we sued Gores to collect the $5 million owed under the Agreement as a result of Gores’ acquisition of V-SPAN, Inc. on November 29, 2004.

             On January 12, 2005, we announced that PricewaterhouseCoopers had rendered its decision in our arbitration proceeding with Gores. The arbitration was conducted pursuant to the asset purchase agreement governing the sale of our video solutions business. The arbitrator found 65% in our favor, allowing $4.3 million of Gores’ $12.3 million in claims relating to the determination of the net assets of the business. In addition, the arbitrator determined the transition cost amount defined by the agreement to be approximately $1.0 million.

             On March 7, 2005, we announced that we had entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the assets of the video solutions business and Gores’ acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

             Revenues and pretax loss from discontinued VS operations are as follows:

	Years Ended December 31,

	2004	2003	2002

Revenues	$—	$40,253,589	$70,931,571
Pretax loss	$(2,908,331)	$(3,623,637)	$(44,844,385)

             In March 2003, we completed the sale of certain assets of our audio-visual (“AV”) component to Columbia, Maryland-based Signal Perfection Limited for approximately $807,000, of which $250,000 was paid in cash at the close of the transaction and the balance of which was paid in full in 2003. The sale of the AV component was aimed at enabling us to focus more of our resources to the development and marketing of our Glowpoint network and to our video solutions business. As a consequence, this unit has been classified as a discontinued operation in the accompanying consolidated financial statements, with its net assets summarized in a single line item on the consolidated balance sheets and its results from operations summarized in a single line item on the consolidated statements of operations.

             Revenues and pretax loss from discontinued AV operations are as follows:

	Years Ended December 31,

	2004	2003	2002

Revenues	$—	$3,876,822	$17,260,642
Pretax loss	$—	$(1,173,067)	$(2,696,223)

             On October 24, 2001, we completed the sale of our voice communications business unit to Fairfield, New Jersey-based Phonextra, Inc. for approximately $2,017,000, half of which was paid in cash at the close of the transaction and the balance of which was paid in the form of a promissory note which was paid in 2002. The sale of our voice communications unit was aimed at enabling us to sharpen our focus on video solutions and on Glowpoint. As a consequence, this unit has been classified as a discontinued operation in the accompanying financial statements, with its results from operations summarized in a single line item on the consolidated statements of operations.

             Revenues and pretax loss from discontinued voice operations are as follows:

	Years Ended December 31,

	2004	2003	2002

Revenues	$—	$—	$—
Pretax loss	$—	$—	$(286,880)

             The pretax loss recorded in 2002 was the result of several post-closing adjustments related to the settlement of liabilities with vendors and customers for amounts in excess of those previously accrued.

Note 4—Other Current Assets Other current assets consist of the following:

	December 31,

	2004	2003
Prepaid telecommunications costs	$263,770	$268,465
Prepaid installation costs	174,946	—
Prepaid maintenance contracts	83,911	127,640
Sales tax refunds receivable	83,250	138,603
Prepaid commissions	75,275	199,571
Prepaid insurance	70,262	137,819
Prepaid professional fees	—	163,925
Marketable equity securities	—	74,065
Other current assets	187,361	120,202

	$938,775	$1,230,290

Note 5—Property and Equipment Property and equipment consist of the following:

	December 31,

	2004	2003	Estimated Useful Life

Leasehold improvements	$419,057	$389,080	5 Years
Office furniture and equipment	470,886	406,945	5 Years
Computer equipment and software	2,758,732	2,322,750	3 Years
Videoconferencing equipment	354,294	354,294	3 Years
Bridging equipment	1,244,063	1,244,063	5 Years
Network equipment	17,647,236	14,815,734	6 Years
Vehicles	220,316	220,316	5 Years

	23,114,584	19,753,182
Less: Accumulated depreciation	(10,523,573)	(6,729,127)

	$12,591,011	$13,024,055

             Depreciation expense was $3,794,446, $3,115,863 and $4,096,596 for the years ended December 31, 2004, 2003 and 2002, respectively, which includes depreciation expense of $46,929 for 2004, $32,832 for 2003 and $57,937 for 2002 on fixed assets subject to capital leases. The equipment under capital leases as of December 31, 2004 had a cost of $258,110, accumulated depreciation of $79,761 and a net book value of $178,349.

Note 6—Goodwill and Other Intangible Assets

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

             Our acquisitions to date have all been accounted for using the purchase method. For purchase business combinations completed, the net carrying amount of goodwill was $2,547,862 as of December 31, 2004. We completed our annual test of goodwill and other intangible assets for impairment in the fourth quarter of 2004 in accordance with SFAS 142 and determined that no impairment existed.

Note 7—Accrued Expenses Accrued expenses consist of the following:

	December 31,

	2004	2003

Accrued compensation	$899,230	$168,109
Accrued dividends	368,543	—
Customer deposits	86,266	—
Accrued professional fees	44,648	—
Deferred gain on sale of VS operation	—	645,745
Accrued interest	—	24,791
Other	88,262	62,045

	$1,486,949	$900,690

Note 8—Bank Loan Payable and Long-Term Debt

Bank Loan Payable

             In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender’s base rate plus 1 1/2 % per annum. At December 31, 2003, the interest rate on the facility was 5.50%. The credit facility contains certain financial and operational covenants. For the period from July 1, 2002 through September 30, 2002 (the “2002 Third Quarter”), we were in violation of the covenant requiring us to meet a certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the three quarters ended September 30, 2002. In November, 2002, we concluded an amendment to the credit facility to cure noncompliance with the EBITDA covenant. As compensation for this amendment, we granted 100,000 warrants with an exercise price of $1.99 to JPMorgan Chase. The fair value of these warrants was determined to be $176,203 using the Black-Scholes valuation method and this amount was charged to interest expense in 2002. For the period from October 1, 2002 through December 31, 2002 (“2002 Fourth Quarter”), we were in violation of the covenant requiring us to meet a certain EBITDA target for the four quarters ended December 31, 2002. In March 2003, we concluded an amendment to the credit facility with JPMorgan Chase Bank to cure non-compliance with the EBITDA financial covenant. As compensation for this amendment, we granted 100,000 warrants with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, we signed a letter agreement with JP Morgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, we wrote off approximately $188,000 of deferred financing costs in 2003. At December 31, 2003, there were no borrowings outstanding under the facility. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at our request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 was written off to expense in the first quarter of 2004.

Long-Term Debt

Long-term debt consists of the following:

	December 31,

	2004	2003

Bank loan payable	$—	$—
Capital lease obligations	34,972	166,154

	34,972	166,154
Less: current maturities	34,972	131,182

	$—	$34,972

Note 9—Subordinated Debentures

             In December 2002, we raised net proceeds of $4.6 million in a private placement of $4,888,000 principal amount of 8% convertible debentures. The debentures, which are convertible into 2,036,677 shares of common stock at $2.40 per share, are subordinate to our credit facility with JPMorgan Chase Bank. The debentures mature in February 2004, or 90 days following the expiration (in May 2005) or earlier termination of the credit facility, whichever is later. We have the option of paying interest quarterly on the debentures in the form of either cash or our common stock. Investors in the private placement also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to customary anti-dilution adjustments. We also issued to our placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share with an expiration date of January 31, 2003.

             Costs of the offering, including the fair value of the warrants, totaled $2,519,000. This amount was recorded as a discount on subordinated debentures and is being amortized over the period from the date of issuance to the August 2005 redemption date. In addition, in accordance with EITF No. 00-27, we recorded additional discount on subordinated debentures of $2,369,000 to reflect the beneficial conversion feature of the warrants. Accordingly, all of the proceeds from this financing have been credited to stockholders’ equity.

             In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the $3.1 million of discount on subordinated debentures as of December 31, 2003 was written off to expense in the first quarter of 2004.

Note 10—Stockholders’ Equity

Common Stock

             In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. Investors in the private placement were also issued 1,830,000 common stock purchase warrants at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection. We also issued to our placement agent five-year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

Preferred Stock

             In December 1996, our stockholders approved an amendment to our Certificate of Incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock. The authorized number of shares of preferred stock to be issued was raised to 5,000,000 shares effective with the merger with VTI. Except for the 2,450 shares of Series A preferred stock issued in June 2000 and the 203.667 shares of Series B preferred stock issued in January 2004, the rights and privileges of the preferred stock have not yet been designated.

             In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the $3.1 million of discount on subordinated debentures as of December 31, 2003 was written off to expense in the first quarter of 2004.

            The Series B preferred stock ranks senior to our common stock and other junior stock and subordinate to any indebtedness we may have outstanding. The Series B preferred stock holders are entitled to receive dividends at the rate of eight percent (8%) of the stated value per share of $24,000 per share per year through July 21, 2005, increasing to twelve percent (12%) on July 22, 2005, payable annually at our option in cash or shares of common stock. We must obtain the affirmative vote of the holders of at least 75% of the outstanding shares of Series B preferred stock in order to issue any securities ranking senior to or on a parity with the Series B preferred stock. Other than as described in the preceding sentence or as required by Delaware law, the Series B preferred stock has no voting rights. If we liquidate, dissolve or wind up our affairs, the holders of the Series B preferred stock are entitled to receive a liquidation preference equal to the stated value per share plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at the conversion price of $2.40 per share of common stock. Upon a change of control, the holders of the Series B preferred stock can require that we redeem their shares at the stated value per share plus accrued and unpaid dividends. We also have the option to redeem the outstanding shares of Series B preferred stock at a price per share equal to 110% of the stated value plus accrued and unpaid dividends.

Note 11—Stock Options

Glowpoint 2000 Stock Incentive Plan

             In September 2000, we adopted and approved the Glowpoint 2000 Stock Incentive Plan (the “2000 Plan”) and reserved up to 3,000,000 shares of common stock for issuance thereunder. In May 2002, our shareholders approved an amendment to the 2000 Plan increasing the amount of shares available under the plan to 4,400,000. The 2000 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of its subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants. We issued 1,593,400 options during 2004 with exercise prices ranging from $1.00 to $2.75 and vesting periods ranging to four years. We had issued options totaling 704,986 and 1,640,505 in 2003 and 2002, respectively. As of December 31, 2004, options to purchase a total of 3,124,020 shares were outstanding and 846,219 shares remained available for future issuance under the 2000 Plan.

             The exercise price of the awards is established by the administrator of the plan and, in the case of ISO’s issued to employees who are less than 10% stockholders the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted under the 2000 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria. Under the 2000 Plan, no individual will be granted ISO’s corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other company stock options granted to that individual that vest in such calendar year. The 2000 Plan will terminate in 2010.

1996 Stock Option Plan

             In December 1996, the Board of Directors adopted a Stock Option Plan (the “1996 Plan”) and reserved up to 500,000 shares of common stock for issuance thereunder. In June 1998, our shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors. The exercise price of incentive stock options (“ISOs”) issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be granted ISO’s corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other stock options granted to that individual that vest in such calendar year. The 1996 Plan will terminate in 2006. No options were granted under the 1996 Plan in 2004, 2003 and 2002. As of December 31, 2004, options to purchase a total of 66,825 shares were outstanding and no shares remained available for future issuance under the 1996 Plan.

VTI Stock Option Plans

             As part of the merger with VTI, we assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. VTI had authorized an aggregate of 1,161,000 shares of common stock to be available under all the current option plans. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. No options were granted under these Plans in 2004, 2003 and 2002. As of December 31, 2004, options to purchase a total of 223,225 shares were outstanding and no shares remained available for future issuance.

             We have also issued stock options outside of our qualified plans. At December 31, 2004, the total of these options outstanding was 1,532,893.

             A summary of options issued under our plans and other options outstanding as of December 31, 2004, and changes during fiscal 2002, 2003 and 2004 are presented below:

	Fixed Options	Range of Price	Weighted Average Exercise Price

Options outstanding, December 31, 2001	6,282,942	$.30 –12.75	$3.44
Granted	1,640,505	$1.00 –5.48	2.10
Exercised	(158,482)	$.76 –4.40	2.36
Forfeited	(755,544)	$.53 –9.85	4.14

Options outstanding, December 31, 2002	7,009,421	$.30 – 12.75	$3.08
Granted (1)	704,986	$1.13 –4.75	3.08
Exercised	(603,012)	$.30 –2.75	1.05
Forfeited	(1,318,622)	$1.00 –9.85	3.79

Options outstanding, December 31, 2003	5,792,773	$.53 – 12.75	$3.12
Granted	1,593,400	$1.00–2.75	1.30
Exercised	(782,012)	$.53 -3.90	074
Forfeited	(1,657,198)	$1.00 -12.75	3.77

Options outstanding, December 31, 2004	4,946,963	$.57– 9.85	$2.70

Shares of common stock available for future grant
under company plans.	846,219

(1)
In January 2003, we granted a terminated employee 3,250 stock options at an exercise price of $1.13, which was below the fair market value of our stock on the date of the grant. This was done to correct an oversight in not granting the options while he was an employee. We did not record compensation cost related to the grant of these options as the impact was deemed to be immaterial to the consolidated financial statements.

Additional information as of December 31, 2004 with respect to all outstanding options is as follows:

	Outstanding			Exercisable

Range of Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.57 – 0.63	13,750	0.03	$0.57	13,750	$0.57
0.64 – 2.20	1,960,863	8.65	$1.36	710,296	$1.55
2.33 – 3.00	125,500	7.73	$2.73	125,500	$2.73
3.03 – 4.00	2,468,375	4.47	$3.37	2,299,719	$3.37
4.06 – 5.50	294,725	5.96	$4.97	294,725	$4.97
5.73 – 9.85	83,750	0.23	$6.82	83,750	$6.82

$0.57 – 9.85	4,946,963	6.21	$2.70	3,527,740	$3.18

             We have elected to use the intrinsic value-based method of APB Opinion No. 25 to account for its entire employee stock-based compensation plans. Accordingly, at the date of grant no compensation cost was recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

             Non-cash compensation expense recognized in our Statement of Operations totaled $902,375, $4,008,076 and $675,057 in 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, we recorded amortization of deferred compensation from the issuance of restricted stock of $857,858. In addition, we recorded a non-cash interest charge of $44,517 related to shares of common stock issued to subordinated debenture holders in lieu of cash interest payments.

             During the year ended December 31, 2003, we recorded non-cash charges totaling $2,149,661 related to the extension of the post-termination exercise period of stock options of former employees. We recorded a non-cash interest charge of $570,253 related to shares of common stock issued to subordinated debenture holders in lieu of cash interest payments. Non-cash charges totaling $560,740 were recorded related to the issuance of 100,000 warrants to our current investment advisory firm and the re-pricing of 220,000 warrants previously issued to our prior investment advisory firm and its assigns. In addition, a non-cash charge of $378,766 was recorded to recognize the value of restricted stock issued to employees, directors and consultants as compensation and for consulting services that had vested during 2004. In addition to this charge, we recorded a $187,210 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issued to JP Morgan Chase Bank as compensation for amending our credit agreement. The remaining $161,446 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

             During the year ended December 31, 2002, we recorded a non-cash charge of $206,663 related to a one-year extension of certain stock options originally granted to our COO in 1997 and that were scheduled to expire in December 2002. The amount of the charge was calculated in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” which specifies that extending the maximum contractual life of an award results in a new measurement of compensation cost at the date of modification and that any intrinsic value at the modification date in excess of the amount measured at the original measurement date must be recognized as compensation cost immediately if the award is vested. The expiration date of the 123,750 fully-vested options with an exercise price of $0.53 per share was extended for one year on December 9, 2002. The market price of our common stock on that day was $2.20 per share. In addition to this charge, we recorded a $176,203 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issued to JP Morgan Chase Bank as compensation for amending our credit agreement. The remaining $292,191 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

             Also, during 2002, we entered into a severance and consulting arrangement with our former president. Under the terms of the severance arrangement, we granted the former president options to purchase 84,000 shares of our common stock at an exercise price of $1.13 per share, which vests 50% upon the date of grant and 50% on July 31, 2003. We valued these shares using the Black-Scholes pricing model and recorded an $86,736 non-cash charge to restructuring for the vested portion of these shares. Under the terms of the consulting arrangement, we granted an additional 50,000 options to purchase shares of our common stock at an exercise price of $3.00 per share, which vests 5,000 shares per month until July 31, 2003. We also valued these shares using the Black-Scholes pricing model and recorded a $48,603 non-cash charge to prepaid professional fees for the vested portion of these shares.

             During the years ended December 31, 2004, 2003 and 2002, we received $569,701, $630,935 and $371,489 respectively from the exercise of stock options.

             At December 31, 2004, we had outstanding warrants which can be converted into 7,486,023 shares of common stock, with exercise prices ranging from $1.00 to $10.50 and expiration dates ranging from June 6, 2005 to August 17, 2009. At December 31, 2004 these warrants have a weighted average exercise price of $5.43 and a weighted average remaining contractual life of 2.56 years. For the 2,257,000 warrants that were granted in 2004, the weighted average grant date fair value as determined by the Black-scholes option pricing model was $1.95.

             Additional information as of December 31, 2004 with respect to all outstanding warrants is as follows:

	Outstanding

Range of Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price

$1.00 – 2.50	567,781	2.26	$2.09
2.71 – 2.75	3,071,668	4.12	$2.74
4.90 – 7.50	2,077,725	1.47	$6.23
9.00 – 10.50	1,768,849	1.22	$10.23

$1.00 – 10.50	7,486,023	2.56	$5.43

Note 12—Commitments and Contingencies

             Employment Agreements

             Our board of directors has approved employment agreements for a number of our executive officers as follows:

             President and Chief Executive Officer—We entered into an agreement with David Trachtenberg to serve as President and Chief Executive Officer having a three-year term commencing October 15, 2003. Under the agreement, Mr. Trachtenberg is entitled, in years 1, 2, and 3, respectively, to annual base compensation of $315,000, $345,000 and $375,000. Mr. Trachtenberg is also entitled to annual incentive compensation in an amount equivalent to fifty percent (50%) of his then annual base salary subject to the achievement of goals and metrics established by Mr. Trachtenberg and the Compensation Committee of the board of directors, with such goals and metrics being updated on an annual basis. The agreement provided for an award of 360,000 shares of restricted common stock, the fair value of which was determined to be $1,116,000. Compensation expense will be recorded evenly over the life of the employment agreement. Compensation expense of $372,000 and $77,500 was recorded during the years ended December 31, 2004 and 2003. Such restricted stock will be forfeited if Mr. Trachtenberg’s employment is terminated for any reason with risk of forfeiture lapsing with respect to 120,000 shares on each anniversary of the commencement of his employment. In addition, Mr. Trachtenberg is also entitled to reimbursement for the costs of a car to conduct company business and for parking his car in New York City. Under the agreement, we must secure and pay the premium on a $2,000,000 life insurance policy payable to Mr. Trachtenberg’s designated beneficiary. Either we or Mr. Trachtenberg may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Trachtenberg is terminated without cause or resigns for good reason or if he dies, he is entitled to one year of his then annual base salary, one year of his then annual incentive compensation, one year of continued reimbursement for his car and parking expenses and one year of accelerated vesting on the restricted stock granted under the employment agreement. If Mr. Trachtenberg’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

             Executive Vice President and Chief Financial Officer—We entered into an agreement with Rod Dorsey to serve as Executive Vice President - Finance and Chief Financial Officer having a three-year term commencing December 7, 2004. Under the agreement, Mr. Dorsey is entitled to annual base compensation of $245,000 with this annual salary to be reviewed from time to time in accordance with our established procedures. Mr. Dorsey is also entitled to annual incentive compensation in an amount equivalent to forty percent (40%) of his then annual base salary subject to the achievement of goals and metrics established by the President and CEO with such goals and metrics being updated on an annual basis. The agreement also provided for a grant of an option to purchase 125,000 shares of common stock under the 2000 Plan, vesting in three equal annual installments. Either we or Mr. Dorsey may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Dorsey is terminated without cause or resigns for good reason or if he dies, he is entitled to six months of his then annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the stock options granted under the employment agreement. If Mr. Dorsey’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

             Executive Vice President and Chief Technology Officer—We entered into an agreement with Michael Brandofino to serve as Vice President and Chief Technology Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Brandofino is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $165,000, $195,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 100,000 shares of common stock under the 2000 Plan, vesting in three equal annual installments. On April 24, 2002, Mr. Brandofino was named Executive Vice President and Chief Technology Officer and his agreement was amended to extend the term of the agreement by one year with annual base compensation of $235,000 in year 4. In addition, Mr. Brandofino was granted an additional option to purchase 15,000 shares of common stock under the 2000 Plan, vesting in three equal installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $185,250 for the remainder of year 2 and to $213,750 and $223,250 in years 3 and 4, respectively. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $185,250 through December 31, 2003. Effective September 23, 2003, the agreement was further amended to reset base compensation for the period October 1, 2003 through December 31, 2003 at the annual rate of $225,000 and for the period January 1, 2004 through December 31, 2004 at the annual rate of $245,000. The agreement also provided for a one-time guaranteed bonus of $35,000, payable on October 1, 2003 and a grant of an option to purchase 100,000 shares of common stock under the 2000 Plan, vesting 50% on each of December 31, 2003 and 2004. In addition, Mr. Brandofino’s agreement stipulates that if we enter into a sale agreement during the term of the agreement and Mr. Brandofino realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized. Effective July 1, 2004, the agreement was further amended to establish annual base compensation of $245,000, $260,000 and $275,000 for the three years of the agreement. Mr. Brandofino is also entitled to annual incentive compensation in an amount equivalent to forty percent (40%) of his then annual base salary subject to the achievement of goals and metrics established by the President and CEO, with such goals and metrics being updated on an annual basis. The agreement also provides for a grant of an option to purchase 100,000 shares of common stock under the 2000 Plan, with 25% vesting immediately and the remaining options vesting in three equal annual installments at the anniversary date of the agreement. Either we or Mr. Brandofino may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Brandofino is terminated without cause or resigns for good reason or if he dies, he is entitled to one year of his then annual base salary and one year of accelerated vesting of the stock options granted under the amended employment agreement. If Mr. Brandofino’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

             Executive Vice President—The Company entered into an agreement with Christopher Zigmont to serve as Executive Vice President - Finance and Chief Financial Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Zigmont is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $175,000, $200,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 150,000 shares of common stock under the 2000 Plan, vesting in three equal annual installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $190,000 for the remainder of year 2 and to $213,750 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $190,000 for the remaining term. Mr. Zigmont continues to serve under the terms and at the annual base compensation of his expired amended employment agreement. Effective July 1, 2004, the agreement was further amended to increase annual base compensation to $215,000 for so long as Mr. Zigmont remains employed by us. Under the agreement, Mr. Zigmont is entitled to annual incentive compensation for 2004 in an amount equivalent to forty percent (40%) of his then annual base salary subject to the achievement of goals and metrics established by the President and CEO. The agreement also provides for a one-time guaranteed bonus of $50,000, payable on December 31, 2004 and a grant of an option to purchase 100,000 shares of our common stock under the 2000 Plan, vesting 50% on execution of the agreement and 50% on December 31, 2004. The post-termination exercise period for all options held by Mr. Zigmont was extended to twenty-four (24) months. Mr. Zigmont is to be employed as Executive Vice President and Chief Financial Officer through December 31, 2004 (or until a new Chief Financial Officer is hired), commencing as of the date of this agreement (it being understood that the Employment Period may be extended to continue on an “at will” basis following December 31, 2004, where either we or Mr. Zigmont may terminate his employment at any time, for any reason or no reason at all so long as they comply with the terms of the agreement). If Mr. Zigmont is terminated without cause, or resigns for good reason, or dies, he is be entitled to severance equal to seven and one-half (7 1/2) months’ salary at his then current rate of compensation as well as the continuation of benefits under the agreement. Such severance will be paid either as a lump sum or as salary continuation, at our discretion. In December 2004 we decided that Mr. Zigmont's employment will terminate in the first half of 2005 and accordingly, approximately $150,000 in severance and benefits costs were accrued at December 31, 2004.

Operating Leases

             We lease several facilities under operating leases expiring through 2005. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2004, 2003 and 2002 were approximately $304,000, $1,030,000 and $1,837,000, respectively. These amounts are inclusive of rent expense that was related to our discontinued VS and AV operations.

             Future minimum rental commitments under all non-cancelable leases are as follows:

Year Ending December 31
2005	$242,711

Capital Lease Obligations

             We lease certain equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. The equipment under the capital leases as of December 31, 2004 had a cost of $258,110, accumulated depreciation of $79,761 and a net book value of $178,349.

             Future minimum lease payments under capital lease obligations at December 31, 2004 are as follows:

Total minimum payments in 2005	$35,373
Less amount representing interest	(401)

Total principal	34,972
Less portion due within one year	(34,972)

Long-term portion	$—

Legal Matters

             We are not currently defending any suit or claim.

Note 13—Restructuring Charge

             During the year ended December 31, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we recorded a restructuring charge of $960,000, of which $700,000 related to the discontinued VS operation. We recognized this charge in the period in which (a) management having the appropriate level of authority to involuntarily terminate employees approved and committed us to a plan of termination and established the benefits that current employees will receive upon termination, (b) the benefit arrangement was communicated to employees and the communication of the benefit arrangement included sufficient detail to enable employees to determine the type and amount of benefits they would receive if they were terminated, (c) the plan of termination specifically identified the number of employees to be terminated, their job classifications or functions, and their locations and (d) the plan of termination indicated that significant changes to the plan of termination are not likely.

             The significant components of the restructuring charge recorded as part of general and administrative expense are as follows:

Employee termination costs	$500,000
Facility exit costs	460,000
Restructuring costs related to discontinued VS operation	(700,000)

$260,000

             The employee termination costs relate to 84 of our employees and officers terminated following the implementation of a cost savings plan. The facility exit costs relate to the closing or downsizing of 19 sales offices.

             The following table summarizes the activity against the restructuring charge:

Restructuring charge	$260,000
Cash paid	(135,000)
Non-cash expenses	(125,000)

Accrual balance at December 31, 2004	$—

Note 14—Income Taxes The income tax provision consists of the following:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	—	—

Total current	$—	$—	$—

Deferred:
Federal	$(4,299,322)	$(6,923,914)	$(8,750,051)
State	(758,704)	(1,221,867)	(1,544,127)
Valuation allowance	5,270,026	8,145,781	10,294,178

Total deferred	$212,000	$—	$—

Income tax provision	$212,000	$—	$—

Our effective tax rate differs from the statutory federal tax rate as shown in the following table:

	Years Ended December 31,

	2004	2003	2002

U.S. federal income taxes at the statutory rate	$(5,848,375)	$(7,629,239)	$(19,898,840)
State taxes, net of federal effects	(1,032,066)	(1,346,336)	(3,511,560)
Goodwill amortization/write-off	—	—	12,946,542
Nondeductible financing costs	1,266,015	795,020	—
Nondeductible loss on extinguishment of debt	541,600	—	—
Valuation allowance	5,270,026	8,145,781	10,294,178
Stock-based compensation	—	—	82,680
Other	14,800	34,774	87,000

	$212,000	$—	$—

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are presented below:

	December 31,

	2004	2003

Deferred tax assets:
Tax benefit of operating loss
carry forward	$32,582,223	$28,534,935
Reserves and allowances	178,000	28,800
Goodwill	250,889	—
Fixed asset impairment charge	—	551,600
Stock based compensation	2,005,426	1,662,283
Other	198,692	202,092

Total deferred tax assets	$35,215,230	$30,979,710

Deferred tax liabilities:
Depreciation	361,542	1,254,415
Goodwill	212,000	141,633

Total deferred tax liabilities	573,542	1,396,048

Sub-total	34,641,688	29,583,662
Valuation allowance	(34,853,688)	(29,583,662)

Net deferred tax liabilities	$212,000	$—

             During the periods presented, we maintained a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of net operating losses, including losses of approximately $19.0 million carried forward in the VTI merger, reserves and allowances, and stock based compensation. If the tax benefits currently offset by valuation allowances are subsequently realized, approximately $7.2 million will be credited to goodwill because these tax benefits relate to VTI operations prior to the merger. In addition, approximately $3.2 million will be credited to additional paid-in capital because these tax benefits relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

             We and our subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2004, we have net operating loss (NOL) carry-forwards of approximately $88 million and $80 million for federal and state income tax purposes, respectively. The federal NOL’s have a carryover period of 20 years and are available to offset future taxable income, if any, through 2024. The utilization of approximately $18 million in tax loss carry forwards is limited to approximately $2.6 million each year as a result of an “ownership change” (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

Note 15—Valuation Accounts and Reserves

The following table summarizes the activity in the allowance for doubtful accounts:

	Years Ended December 31,

	2004	2003	2002

Allowance for doubtful accounts:
Beginning balance	$71,620	$285,000	$605,000
Charged to cost and expenses	508,207	794,172	1,502,914
Deductions (1)	(482,443)	(753,552)	(1,822,914)
Transferred with sale of VS operation	—	(254,000)	—

Ending balance	$97,384	$71,620	$285,000

———————
(1) Represents the amount of accounts written off.
45

Note 16—Pension Plan

             On March 1, 1998 we adopted a 401(k) retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covered substantially all employees who met minimum age and service requirements. The 401(k) plan was non-contributory on our part. Effective with the merger with VTI, we assumed the 401(k) Plan of VTI, combined its assets with those of the existing plan and began making contributions to the plan. Employer contributions to the 401(k) plan for the years ended December 31, 2004, 2003 and 2002 were approximately $26,000, $77,000 and $115,000, respectively.

Note 17—Related Parties

             We receive financial and tax services from an accounting firm in which one of our directors, Dean Hiltzik, is a partner. For the years ended December 31, 2004, 2003 and 2002, we incurred fees for these services of approximately $23,000, $24,000 and $33,000, respectively. We also entered into a consulting agreement with Mr. Hiltzik, dated January 2, 2001, for the provision of tax and financial services for one year. Mr. Hiltzik received an immediately vested option to purchase 30,000 shares of common stock at an exercise price of $3.94 per share pursuant to that agreement.

Note 18—Quarterly Financial Data (Unaudited) The following is a summary of our unaudited quarterly results of operations for 2004 and 2003.

		2004	2003

1st Quarter
	Net revenues	$3,224,950	$2,226,858
	Gross margin	485,197	(67,429)
	Loss from continuing operations	(3,558,703)	(2,588,771)
	Net loss	(8,214,036)	(4,649,267)
	Net loss attributable to common stockholders	(8,287,959)	(4,649,267)
	Net loss per share - basic and diluted	(0.25)	(0.16)

2nd Quarter
	Net revenues	$4,126,449	$2,674,630
	Gross margin	830,855	70,310
	Loss from continuing operations	(3,247,666)	(2,981,822)
	Net loss	(3,133,377)	(4,899,707)
	Net loss attributable to common stockholders	(3,230,869)	(4,899,707)
	Net loss per share - basic and diluted	(0.09)	(0.17)

3rd Quarter
	Net revenues	$4,384,643	$2,581,476
	Gross margin	950,081	93,185
	Loss from continuing operations	(3,489,752)	(4,400,922)
	Net loss	(3,556,429)	(7,630,319)
	Net loss attributable to common stockholders	(3,654,993)	(7,630,319)
	Net loss per share - basic and diluted	(0.10)	(0.26)

4th Quarter
	Net revenues	$4,259,135	$2,827,781
	Gross margin	886,573	153,092
	Loss from continuing operations	(4,504,749)	(4,286,809)
	Net loss	(2,509,258)	(5,259,350)
	Net loss attributable to common stockholders	(2,607,822)	(5,259,350)
	Net loss per share - basic and diluted	(0.07)	(0.18)

             Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share figures in 2004 and 2003 does not equal the total computed for these years.

Note 19—Subsequent Events

             In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from the sale of these shares and warrants equal to approximately $10.15 million, less our expenses relating to the sale, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants that were issued are exercisable for a five-year term and have an exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by “cashless exercise.”

Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

Item 9A.   Controls and Procedures

             (a)  As of the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the end of the period, our President and Chief Executive Officer and our Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

             (b)  During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

             The information called for by this item with respect to directors and executive officers is incorporated herein by reference to the information contained in the section captioned “Election of Directors” in our definitive Proxy Statement for the period ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission on or before the end of April 2005.

             The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Election of Directors - Board of Directors, Board Committees and Meetings” in the Proxy Statement. The information with respect to our code of ethics is incorporated herein by reference to the information contained in the section captioned “Election of Directors - Code of Business Conduct and Ethics” in the Proxy Statement.

Item 11.   Executive Compensation

             The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters - Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

             The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

             The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2004. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors and consultants. Specifically, we issued most of these options to Richard Reiss, our chairman, in connection with his employment agreement. We issued the remainder of these options to two consultants and two directors as compensation for services.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))

Equity compensation plans approved by security holders	3,414,070	$2.46	846,219
Equity compensation plans not approved by security holders	1,532,893	$3.24	—

Total	4,946,963	$2.70	846,219

Item 13.   Certain Relationships and Related Transactions

             The information called for by this item is incorporated herein by reference to the information contained in the sections captioned “Executive Compensation and Other Matters - Employment Agreements” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

             The information called for by this item is incorporated herein by reference to the information contained in the section captioned “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV Item 15. Exhibits and Financial Statement Schedules A. The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 22 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 51 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (17)

3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (17)

3.4	Amended and Restated Bylaws. (17)

4.1	Specimen common stock Certificate. (17)

10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (3)

10.2	Placement Agent Agreement, dated January 2, 2002, between Registrant and H.C. Wainwright & Co., Inc. (4)

10.3	Form of Purchase Agreement for the purchase and sale of common stock and warrants to purchase Common Stock, dated January 10, 2002, between Registrant and the purchaser’s party thereto. (4)

10.4	Form of Warrant to purchase Common Stock, dated January 10, 2002. (5)

10.5	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between Registrant and Vitamin Realty Associates, L.L.C. (6)

10.6	First Amendment to Lease Agreement, dated as of December 1997, between Registrant and Vitamin Realty Associates, L.L.C. (1)

10.7	Second Amendment to Lease Agreement, dated as of December 20,1999, between Registrant and Vitamin Realty Associates, L.L.C. (1)

10.8	Third Amendment to Lease Agreement, dated as of June 1, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (12)

10.9	Fourth Amendment to Lease Agreement, dated as of August 29, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (3)

10.10	Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Registrant and Vitamin Realty Associates, L.L.C. (12)

10.11	Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Registrant and Vitamin Realty Associates, L.L.C. (12)

10.12	Warrant to Purchase common stock of Registrant issued to JPMorgan Chase Bank on November 13, 2002. (13)

10.13	Form of Warrant to Purchase Shares of common stock of Registrant. (7)

10.14	Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (7)

10.15	Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (7)

10.16	Consulting Agreement with Kelly Harman dated January 21, 2003. (8)

10.17	Asset Purchase Agreement, dated March 7, 2003, between Registrant and Signal Perfection Limited. (12)

10.18	Asset Purchase Agreement, dated as of June 10, 2003, between Registrant and Gores Technology Group. (9)

10.19	Employment Agreement with David C. Trachtenberg dated as of October 3, 2003. (10)

10.20	Restricted Stock Award to David C. Trachtenberg dated as of October 4, 2003. (10)

10.21	Restricted Stock Award Agreement with Karen Basian dated November 4, 2003, and with James Kuster, Michael Sternberg and Michael Toporek, each dated August 22, 2003. (10)

10.22	Warrant to Purchase Shares of common stock of Glowpoint, Inc. (11)

10.23	Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (11)

10.24	Placement Agent Agreement, dated August 4, 2003, between Registrant and Burham Hill Partners, as amended as of January 29, 2004. (17)

10.25	Restricted Stock Award Agreement with Dean Hiltzik, dated February 27, 2004. (17)

10.26	Amendment to Consulting Agreement with Kelly Harman, dated January 1, 2004. (17)

10.27	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (17)

10.28	Employment Agreement with Stuart Gold, dated as of March 11, 2004. (17)

10.29	Restricted Stock Award Agreement with Joseph Laezza, dated March 29, 2004. (17)

10.30	Restricted Stock Award Agreement with Stuart Gold, dated March 29, 2004. (17)

10.31	Form of Class A Warrant to Purchase common stock of Registrant. (14)

10.32	Form of Class B Warrant to Purchase common stock of Registrant. (14)

10.33	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (15)

10.34	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (15)

10.35	Form of Warrant to Purchase Common Stock, dated June 14, 2000. (16)

10.36	Warrant to Purchase common stock issued to JPMorgan Chase on March 6, 2003. (12)

10.37	Termination Agreement with Leo Flotron dated September 23, 2003. (10)

10.38	Restricted Stock Award Agreement with James Spanfeller, dated June 23, 2004. (18)

10.39	Amended and Restated Employment Agreement with Michael Brandofino, dated July 1, 2004. (18)

10.40	Employment Agreement with Christopher Zigmont, dated July 1, 2004. (18)

10.41	Employment Agreement with Rod Dorsey, dated December 7, 2004. (19)

10.42	Second Amended and Restated Employment Agreement with Richard Reiss, dated December 31, 2004. (20)

10.43	Form of Common Stock Purchase Agreement, dated March 14, 2005. (21)

10.44	Form of Warrant to Purchase Common Stock, dated March 14, 2005. (21)

10.45	Form of Exchange Agreement, dated March 14, 2005. (22)

10.46	Sales Agent Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)

10.47	Development Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)

10.48	Joint Marketing Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)

10.49	Settlement and Release Agreement between Glowpoint, Inc. and Gores Technology Group, dated March 4, 2005. (22)

21.1	Subsidiaries of Glowpoint, Inc. (2)

23.1	Consent of BDO Seidman, LLP. (22)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer. (22)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. (22)

32.1	Section 1350 Certification of the Chief Executive Officer. (22)

32.2	Section 1350 Certification of the Chief Financial Officer. (22)

———————
(1)	Filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration No. 333-42518), and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002, and incorporated herein by reference.
52

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 23, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (Registration No. 333-103227), and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal year quarter ended September 30, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (Registration No. 333-69432) and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2000, and incorporated herein by reference.

(17)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005, and incorporated herein by reference.

(22)	Filed herewith.
53

Signatures

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC..
Date: March 31, 2005	By:	/s/ David C. Trachtenberg
————————————————
David C. Trachtenberg Chief Executive Officer

POWER OF ATTORNEY

             KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Trachtenberg and Gerard E. Dorsey jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 31st day of March 2005 in the capacities indicated.

Signature	Title

/s/ David Trachtenberg	Chief Executive Officer (Principal Executive Officer)
————————————
David Trachtenberg

/s/ Gerard E. Dorsey	Chief Financial Officer (Principal Financial and Accounting Officer)
————————————
Gerard E. Dorsey

/s/ Richard Reiss	Chairman
————————————
Richard Reiss

/s/ Karen Basian	Director
————————————
Karen Basian

/s/ Dean Hiltzik	Director
————————————
Dean Hiltzik

/s/ James Spanfeller	Director
————————————
James Spanfeller

/s/ Michael Toporek	Director
————————————
Michael Toporek

54