Form 10-Q
period 2005-03-31
GLOWPOINT INC
filed 2005-05-13
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.

(Exact Name of registrant as Specified in its Charter)

Delaware	77-0312442

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Number)

225 Long Avenue, Hillside, New Jersey 07205

(Address of Principal Executive Offices)

973-282-2000

(Issuer’s Telephone Number, Including Area Code)

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

Yes    No

The number of shares outstanding of the registrant’s Common Stock as of May 10, 2005 was 43,034,176.

Back to Contents

GLOWPOINT, INC

*	The Consolidated Balance Sheet at December 31, 2004 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

i

Back to Contents

Glowpoint, Inc.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,682,899	$4,586,222
Escrowed cash	—	337,153
Accounts receivable, net of allowance for doubtful accounts of $226,196 and $97,384, respectively	3,105,106	2,762,892
Receivable from Gores Technology Group – net	—	2,750,000
Other current assets	962,080	938,775

Total current assets	17,750,085	11,375,042
Property and equipment – net	11,824,454	12,591,011
Goodwill- net	2,547,862	2,547,862
Other assets	339,125	296,332

Total assets	$32,461,526	$26,810,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,958,838	$2,832,569
Accrued expenses	1,346,071	1,486,949
Deferred revenue	1,383,136	1,018,186
Current portion of capital lease obligations	—	34,972

Total current liabilities	5,688,045	5,372,676

Noncurrent liabilities:
Deferred income taxes	229,000	212,000

Total noncurrent liabilities	229,000	212,000

Total liabilities	5,917,045	5,584,676

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, 120.334 and 203.667 Series B shares outstanding, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 45,994,285 and 37,844,240 shares outstanding, respectively	4,603	3,788
Treasury stock, 39,891 shares at cost	(239,742)	(239,742)
Deferred compensation	(1,077,783)	(1,331,379)
Additional paid-in capital	166,770,745	157,322,778
Accumulated deficit	(138,913,342)	(134,529,874)

Total stockholders’ equity	26,544,481	21,225,571

Total liabilities and stockholders’ equity	$32,461,526	$26,810,247

See accompanying notes to consolidated financial statements.

Back to Contents

Glowpoint, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net revenues	$4,267,024	$3,224,950
Cost of revenues	3,360,538	2,739,753

Gross margin	906,486	485,197

Operating expenses
Research and development	469,931	326,646
Selling	2,288,602	1,835,155
General and administrative	2,278,158	1,882,099

Total operating expenses	5,036,691	4,043,900

Loss from continuing operations	(4,130,205)	(3,558,703)

Other (income) expenses
Amortization of deferred financing costs	—	84,796
Interest income	(3,235)	(1,520)
Interest expense	53,246	53,021
Amortization of discount on subordinated debentures	—	3,165,036
Loss on exchange of debt	—	1,354,000

Total other (income) expenses, net	50,011	4,655,333

Loss before income tax provisions	(4,180,216)	(8,214,036
Income tax provision	41,251	—

Net loss from continuing operations	(4,221,467)	(8,214,036)
Loss from discontinued VS operations	(65,579)	—

Net loss	(4,287,046)	(8,214,036)
Preferred stock dividends	(96,422)	(73,923)

Net loss attributable to common stockholders	$(4,383,468)	$(8,287,959)

Net loss from continuing operations per share:
Basic and diluted	$(0.11)	$(0.25)

Loss from discontinued operations per share:
Basic and diluted	$—	$—

Preferred stock dividends per share:
Basic and diluted	$—	$—

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.25)

Weighted average number of common shares:
Basic and diluted	39,048,947	32,391,261

See accompanying notes to consolidated financial statements.

Back to Contents

Glowpoint, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from Operating Activities
Net loss	$(4,287,046)	$(8,214,036)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	986,304	938,684
Amortization of deferred financing costs	—	84,796
Amortization of discount on subordinated debentures	—	3,165,036
Loss on exchange of debt	—	1,354,000
Deferred income taxes	17,000	—
Non-cash compensation	253,596	288,786
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
Escrowed cash	337,153	(456)
Accounts receivable	(342,214)	(294,251)
Receivable from Gores Technology Group	2,750,000	—
Other current assets	(23,305)	70,184
Other assets	(42,793)	(209,385)
Accounts payable	126,269	(661,168)
Accrued expenses	(237,300)	186,577
Deferred revenue	364,950	795,720

Net cash used by operating activities	(97,386)	(2,495,513)

Cash flows from Investing Activities
Purchases of furniture, equipment and leasehold improvements	(219,747)	(988,903)

Net cash used by investing activities	(219,747)	(988,903)

Cash flows from Financing Activities
Proceeds from common stock offering	9,375,449	12,543,737
Costs from issuance of subordinated debentures	—	(15,232)
Exercise of warrants and options, net	73,333	121,735
Payments on capital lease obligations	(34,972)	(38,023)

Net cash provided by financing activities	9,413,810	12,612,217

Increase in cash and cash equivalents	9,096,677	9,127,801
Cash and cash equivalents at beginning of period	4,586,222	4,184,897

Cash and cash equivalents at end of period	$13,682,899	$13,312,698

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,246	$8,504

Taxes	$24,251	$—

Non-cash financing and investing activities:

Preferred stock dividends of $96,422 and $73,923 were accrued during the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to consolidated financial statements.

Back to Contents

GLOWPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1 – The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us”), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry’s only carrier-grade, IP-based subscriber network that is designed exclusively for video communications. The network spans four continents, enabling users to connect across the United States, as well as to virtually any business center around the world. The growth of subscriptions was fairly steady through early 2003, when we determined that separating the video communications service from the equipment sales side of the business would open up a much larger distribution channel for the Glowpoint network. On September 23, 2003, Glowpoint, formerly known as Wire One Technologies, Inc., completed the sale of its video solutions (VS) business to Gores Technology Group in order to focus solely on growing our video communications services. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionality and quality of existing video communications in order to make it an integral part of business communications.

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

On February 17, 2005, we entered into a memorandum of understanding outlining a strategic alliance with Sony Electronics, Inc. in which the two companies would create and launch a complete, Sony customized, user friendly video communications solution focused on broadening the use of IP-based video in and out of traditional office environments. On March 28, 2005, we entered into a sales agency agreement, a development agreement and a joint marketing agreement with Sony to implement the transactions outlined in the memorandum of understanding. The Sony service, powered by Glowpoint, will try to bring together Sony’s state-of-the-art line of video conferencing systems with our patent-pending advanced IP-based video applications and network services. The two companies are also developing joint initiatives to support the growing use of IP-based video for more diverse and innovative applications, including the broadcasting production segment where Sony is a recognized leader in providing customers with advanced audio and video equipment and systems. Through a “white label” arrangement, the two companies plan on delivering a customized Sony experience that will allow subscribers to see and talk to anyone, anywhere around the world regardless of network technology and device. Additionally, as part of the alliance and to support development of the new service, Sony will install the Glowpoint powered solution in a number of their office locations in the U. S.

Note 2 – Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Back to Contents

The consolidated financial statements include the accounts of Glowpoint and its wholly owned subsidiaries, AllComm Products Corporation (“APC”) and VTC Resources, Inc. (“VTC”). All material inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Note 3 – Stock-Based Compensation

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

In 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure”, which (i) amends SFAS No. 123, to provide alterative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We continue to account for employee stock-based compensation utilizing the intrinsic value method. The additional disclosures required by SFAS No. 148 are as follows:

	Three Months Ended March 31,

	2005	2004

Net loss attributable to common stockholders, as reported	$(4,383,468)	$(8,287,959)
Add: stock-based compensation expense included in reported loss, net of tax	58,222	5,179
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(256,393)	(119,272)

Pro forma net loss	$(4,581,639)	$(8,402,052)

Loss per share:
Basic and diluted – as reported	$(0.11)	$(0.25)
Basic and diluted – pro forma	$(0.11)	$(0.26)

The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31,

	2005	2004

Risk free interest rate	4.27%	4.87%
Expected lives	10 Years	10 Years
Expected volatility	101.05%	101.76%

Back to Contents

Note 4 – Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method and the deemed conversion of preferred stock using the if-converted method.

	Three Months Ended March 31,

	2005	2004

Weighted average shares outstanding	39,048,947	32,391,261
Effect of dilutive options and warrants	—	—
Weighted average shares outstanding including dilutive effect of securities	39,048,947	32,391,261

Weighted average options and warrants to purchase 12,956,189 shares of common stock were outstanding during the three months ended March 31, 2005. Weighted average options and warrants to purchase 12,337,003 shares of common stock and subordinated debentures convertible into 2,036,677 shares of common stock were outstanding during the three months ended March 31, 2004. These options and warrants were not included in the computation of diluted earnings per share because we reported a net operating loss for these periods and their effect would have been anti-dilutive.

Note 5 – Discontinued Operations

In September 2003, we completed the sale of all of the properties, rights, interests and other tangible and intangible assets that related in any material respect to our VS segment to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. The total consideration for the transaction was up to $24 million, consisting of $21 million in cash, including $19 million received at closing and a $2 million holdback, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing an interest rate of 5% per annum and a $2 million earn-out based on performance of the assets over the two years following the closing. Gores held back $2 million to cover potential purchase price adjustments payable by Glowpoint arising under the asset purchase agreement. The $2 million cash holdback and the $1 million unsecured promissory note were not recorded on the consolidated balance sheet as of December 31, 2003 as Gores had not yet completed their evaluation of the acquired assets. A deferred gain on sale of the VS operation totaling $646,000 was recorded and is a component of accrued expenses on the accompanying consolidated balance sheet as of December 31, 2003. Gores is also obligated to pay Glowpoint on each of June 30, 2004 and June 30, 2005 additional payments, not to exceed an aggregate of $2 million, equal to five percent of the sum of (1) the amounts billed by Gores from the operation of the VS segment by Gores after the closing, plus (2) the annual revenues derived from the video solutions business of Pierce Technology Services, Inc. (formerly Forgent Networks, Inc.) for such year in excess of $96 million. If Gores sells substantially all of the assets of its video solutions business prior to June 30, 2005, whether by merger, sale of stock or sale of assets, for total consideration greater than $35 million, Gores will pay us $2 million less amounts previously paid. As partial consideration for the purchase of assets, Gores assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arise from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS segment.

The sale of our VS segment was approved by stockholders at our 2003 Annual Meeting of Stockholders held on Thursday, August 21, 2003.

Back to Contents

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

In July 2004, we entered into arbitration with Gores to resolve outstanding issues under the asset purchase agreement. In January 2005, PricewaterhouseCoopers, the arbitrator, rendered its decision in the arbitration proceedings. The arbitrator found 65% in our favor, allowing $4.3 million of Gores’ $12.3 million in claims relating to the determination of the net assets of the business. In addition, the arbitrator determined the transition cost amount defined by the agreement to be approximately $1.0 million.

In March 2005, we entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the assets of the video solutions business and Gores’ acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon, that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

In the three months ended March 31, 2005 there was no revenue and a pretax loss of $65,579, comprised of legal and communications costs, related to the discontinued VS operations. There was no revenue or pretax loss from discontinued VS operations in the three months ended March 31, 2004.

Note 6 – Bank Loan Payable

In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability was based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bore interest at the lender’s base rate plus 1 1/2% per annum. The credit facility contained certain financial and operational covenants. In March 2003, we entered into an amendment to the credit facility, which, among other things, reduced the commitment amount of the line of credit from $25 million to $15 million. As compensation for this amendment, we granted warrants to purchase 100,000 shares of common stock with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. In September 2003, we signed a letter agreement with JPMorgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, we wrote off approximately $188,000 of deferred financing costs in 2003. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at our request. As a result, the balance of the $505,074 in financing costs originally deferred, $84,796, was written off to expense in the three months ended March 31, 2004.

Back to Contents

Note 7 – Stockholder’s Equity

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

In March 2005, we raised net proceeds of $9.4 million in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection.

In March 2005, 83.333 shares of our outstanding series B convertible preferred stock were exchanged for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Glowpoint, Inc. (“Glowpoint”, “us”, or “we”), a Delaware corporation, provides comprehensive feature-rich video communications services with telephone-like reliability and ease-of-use on the industry’s only carrier-grade IP based subscriber network that is designed exclusively for video communications. Our network spans 14 points of presence (POPs) across three continents and carries on average over 20,000 video calls per month, enabling users to connect across the United States, as well as to virtually any business center around the world. Since launching our subscription service in late 2000, the Glowpoint network has carried over 25 million minutes of video on behalf of over 600 customers in over 5,000 locations. The growth of subscriptions was fairly steady through early 2003, when we determined that separating our video communications service from the equipment sales side of the business would open up a much larger distribution channel for our video communications service. At the time of the sale, we changed our name from Wire One Technologies, Inc. to Glowpoint, Inc. In September 2003, we completed the sale of our videoconferencing equipment business which had been central to our operations, in order to focus solely on growing our video communications services. During the next twelve months, we became a truly independent company as we were forced to reassess our business relationship with Wire One. We completely replaced the volume of our only distribution channel with billable subscriber locations driving profitable revenue. Our mission is to significantly improve the ease-of-use, cost-effectiveness, functionalities and quality of existing video communications in order to make it an integral part of business communications.

Back to Contents

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

On February 17, 2005, we entered into a memorandum of understanding outlining a strategic alliance with Sony Electronics, Inc. in which the two companies would create and launch a complete, Sony customized, user friendly video communications solution focused on broadening the use of IP-based video in and out of traditional office environments. On March 28, 2005, we entered into a sales agency agreement, a development agreement and a joint marketing agreement with Sony to implement the transactions outlined in the memorandum of understanding. The Sony service, powered by Glowpoint, will try to bring together Sony’s state-of-the-art line of video conferencing systems with our patent-pending advanced IP-based video applications and network services. The two companies are also developing joint initiatives to support the growing use of IP-based video for more diverse and innovative applications, including the broadcasting production segment where Sony is a recognized leader in providing customers with advanced audio and video equipment and systems. Through a “white label” arrangement, the two companies plan on delivering a customized Sony experience that will allow subscribers to see and talk to anyone, anywhere around the world regardless of network technology and device. Additionally, as part of the alliance and to support development of the new service, Sony will install the Glowpoint powered solution in a number of their office locations in the U. S.

.

Back to Contents

Glowpoint, Inc.
Results of Operations
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net revenues	100.0%	100.0%
Cost of revenues	78.8	85.0

Gross margin	21.2	15.0

Operating expenses
Research and development	11.0	10.1
Selling	53.6	56.9
General and administrative	53.4	58.4

Total operating expenses	118.0	125.4

Loss from continuing operations	(96.8)	(110.4)

Other (income) expense
Amortization of deferred financing costs	0.0	2.6
Interest income	(0.1)	0.0
Interest expense	1.2	1.6
Amortization of discount on subordinated debentures	0.0	98.1
Loss on exchange of debt	0.0	42.0

Total other (income) expenses, net	1.1	144.3

Loss before income tax provisions	(97.9)	(254.7)
Income tax provision	1.0	0.0

Net loss from continuing operations	(98.9)	(254.7)
Loss from discontinued VS operations	(1.5)	0.0

Net loss	(100.4)	(254.7)
Preferred stock dividends	(2.3)	(2.3)

Net loss attributable to common stockholders	(102.7)%	(257.0)%

Three Months Ended March 31, 2005 (“2005 period”) Compared to Three Months Ended March 31, 2004 (“2004 period”).

Net Revenues. Net revenues from continuing operations increased $1.1 million, or 32%, in the 2005 period to $4.3 million from $3.2 million for the 2004 period. Subscription and related revenue increased $0.3 million, or 10%, in the 2005 period to $2.7 million from $2.4 million for the 2004 period. The growth in subscription and related revenue was the result of having, on average, 51 more billable subscriber locations in the 2005 period than in the 2004 period and those billable subscriber locations each producing an average of $716 per month in revenue. There were 1,262 average billable subscriber locations in the 2005 period and 1,211 in the 2004 period. The average monthly subscription and related revenue per subscriber location rose 4% from $690 in the 2004 period to $716 in the 2005 period. Additionally, contractual revenue related to the Network Services customer base (formerly known as NuVision) was $0.5 million in the 2005 period. This customer base was acquired from Tandberg USA in May 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.3 million, or 34% in the 2005 period to $1.06 million from $0.8 million for the 2004 period. The growth in non-subscription revenue was the result of $358,000 in revenue from the Network Services customer base.

Cost of Revenue. Cost of revenue increased $0.62 million, or 23%, in the 2005 period to $3.36 million from $2.74 million for the 2004 period. Infrastructure costs (defined as backbone related costs of network)increased $0.06million, or 7%, in the 2005 period to $0.85 million from $0.79 million for the 2004 period. Access costs (defined as costs of connecting subscriber locations to the network) decreased $0.1 million, or 8%, in the 2005 period to $1.22 from $1.32 million for the 2004 period. The decline in access costs in the 2005 period is the result of the renegotiation of rates and the migration of service to lower cost providers where possible. Costs associated with the Network Services customer base were $0.62 million for the 2005 period. Other costs of revenue increased $0.04 million, or 6%, in the 2005 period to $0.67 million from $0.63 million for the 2004 period.

Back to Contents

Gross Margins. Gross margins increased approximately $0.4 million in the 2005 period from $0.5 million in the 2004 period to $0.9 million. As a percentage of revenue, gross margins increased in the 2005 period to 21.2%, as compared to 15.0% of net revenues in the 2004 period. The increase in gross margin is attributable to the aforementioned increases in billable subscriber locations and the average monthly subscription and related revenue per subscriber locations that carried higher gross margins associated with our “All You Can See” unlimited calling plans and also the inclusion of higher margin revenue associated with the Network Customer services base.

Research and Development. Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $0.14 million in the 2005 period to $0.47 million from $0.33 million for the 2004 period. The year over year increase was a result of increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners.

Selling. Selling expenses, which include sales salaries, commissions, overhead and marketing costs, increased $0.5 million in the 2005 period to $2.3 million, from $1.8 million in the 2004 period. Selling expenses as a percentage of net revenues declined from 56.9% for the 2004 period to 53.6% for the 2005 period. The primary causes of the increase in costs for the 2005 period are the $0.4 million increase in salaries, benefits and travel costs resulting from the addition of a direct sales force of 11 employees and an increase of $0.1 million in marketing expense associated with a sales lead generation program

General and Administrative. General and administrative expenses increased $0.4 million in the 2005 period to $2.3 million from $1.9 million in the 2004 period. The primary components of the increase were $0.1 million in salaries and benefits related to executive management, $0.1 million increase in non-cash expense recorded in connection with the issuance of restricted stock and warrants as compensation and a planned increase of $0.1 million of additional provisions for bad debts related to the increase in the size of our business. General and administrative expenses as a percentage of net revenues for the 2005 period decreased from 58.4% in the 2004 period to 53.4% in the 2005 period.

Discontinued Operations. In the 2005 and 2004 periods, we treated our VS segment as discontinued operations because: (1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and (2) we do not have any significant continuing involvement in the operations of the division and segment. We incurred a loss from discontinued VS operations in the 2005 period of $0.06 million for legal and communication costs. In the 2004 period, there was no income (loss) from discontinued VS operations.

Net Loss. Net loss attributable to common stockholders decreased to $4.4 million, or $.11 per basic and diluted share, in the 2005 period from $8.3 million, or $.25 per basic and diluted share, for the 2004 period. Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a standard financial measurement under accounting principles generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. Management believes that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

Back to Contents

	Three Months Ended March 31,

	2005	2004

Net loss attributable to common stockholders	$(4,383,468)	$(8,287,959)
Depreciation and amortization	986,304	938,684
Income tax provision	41,251	—
Amortization of deferred financing costs	—	84,796
Amortization of discount on subordinated debentures	—	3,165,036
Loss on exchange of debt	—	1,354,000
Non-cash compensation	253,596	288,786
Loss from discontinued VS operations	65,579	—
Preferred stock dividend	96,422	73,923
Interest expense, net	50,011	51,501

EBITDA from continuing operations	$(2,890,305)	$(2,331,233)

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $12.1 million compared to $6.0 million at December 31, 2004, an increase of approximately $6.1 million or 102%. We had $13.7 million in cash and cash equivalents at March 31, 2005 compared to $4.6 million at December 31, 2004. The $6.0 million increase in working capital resulted primarily from the net proceeds from the March 2005 private placement of common stock of $9.4 million, and the $2.75 million payment from Gores and the release of the $0.3 million of escrowed cash by Gores resolving the outstanding disputes between the companies, offset by the funding of the $2.9 million usage of cash in operations in the 2005 period and the purchase of $0.2 million of furniture, equipment and leasehold improvements.

In January 2004, in exchange for the cancellation and termination of notes with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the notes: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The fair market value of the items exchanged equaled approximately $6,242,000 (the fair value of the 203.667 shares of series B convertible preferred stock was determined to be approximately $5,499,000, the fair value of the 250,000 shares of restricted stock was determined to be approximately $675,000, and the fair value of the warrant repricing was determined to be approximately $68,000). As a result we recorded a $1,354,000 loss on exchange of debt in the three months ended March 31, 2004 equal to the excess fair value of the items exchanged over the $4,888,000 principal balance of the subordinated debentures. In addition, the $3.1 million of unamortized discount on subordinated debentures as of December 31, 2004 was written off to expense in the three months ended March 31, 2005.

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

In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10.15 million, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totalling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by “cashless exercise.”

At December 31, 2003, we had a $7.5 million working capital credit facility with JPMorgan Chase Bank. Borrowings under this facility bore interest at the lender’s base rate plus 1 1/2% per annum. In February 2004, this credit facility was terminated at our request. As a result of the termination of this credit facility, the $84,796 of unamortized deferred financing costs as of December 31, 2003 was written off to expense in the first quarter of 2004.

Back to Contents

Net cash used by operating activities for the 2005 period was $0.1 million as compared to $2.5 million during the 2004 period. The primary source of operating cash in 2005 was the $2.75 million payment received from Gores and the $0.3 million escrowed cash released by Gores that was used to fund the cash loss from operations of $3.2 million.

During the quarter ended March 31, 2005 there were no material changes in our contractual obligations.

Investing activities for the 2005 period included purchases of $0.2 million for network and computer equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2005. We do not anticipate current expansion for the network and therefore have no significant commitments to make capital expenditures in 2005.

Financing activities for the 2005 period included receipt of the $9.4 million of net proceeds from the March 2005 private placement of common stock.

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

Long-lived assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2005 period, no impairment losses were recorded.

Back to Contents

Goodwill and other intangible assets

We follow SFAS No. 142, “Goodwill and Other Intangible Assets” in accounting for goodwill and other intangible assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.

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

Back to Contents

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We are defending several suits in the ordinary course of business that are not material to our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2005, we raised net proceeds of $9.4 million in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,666,667 shares of common stock. The issued shares and shares underlying the warrants were registered pursuant to our Registration Statement on Form S-3 (Registration Number 333-114207), which was filed with the Securities and Exchange Commission on April 5, 2004 and declared effective on April 16, 2004.  The warrants were not registered under the Securities Act in reliance on the exemption provided by Rule 506 of Regulation D. The warrants are exercisable beginning on September 15, 2005 and expire on March 14, 2010, five years after the closing date.   The proceeds will be used for general corporate purposes.

Concurrently, we issued an additional 1,333,328 shares of common stock and warrants to purchase 533,331 shares of common stock to an institutional investor in exchange for the cancellation of 83.333 shares of our Series B preferred stock.  The shares and warrants issued pursuant to this exchange offer were exempt from registration under Section 3(a)(9) of the Securities Act.  We received no proceeds from this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

None.

Back to Contents

(i)      Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC. Registrant

Date: May 13, 2005	By:/s/ David C. Trachtenberg
David C. Trachtenberg, Chief Executive Officer (principal executive officer)

Date: May 13, 2005	By:/s/ Gerard E. Dorsey
Gerard E. Dorsey, Chief Financial Officer (principal financial and accounting officer)