Form 10-K/A
period 2004-12-31
GLOWPOINT INC
filed 2005-06-17
CIK 746210

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes No

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

Back to Contents

Explanatory Note

Glowpoint, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Filing”). The Original Filing is being amended to revise and restate (i) Item 11, executive compensation, to reflect the inclusion of the 2004 bonuses paid to certain executive officers in February 2005; and (ii) Item 12, security ownership of certain beneficial owners and management, to correct errors in the tabulation of security ownership. Items 11 and 12 were previously incorporated by reference from Glowpoint’s definitive Proxy Statement for the period ended December 31, 2004.

Except for the amendments described above, a current accountant’s consent in Exhibit 23.1 and the replacement of the certifications contained in Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original Filing. All information contained herein is subject to updating and supplementing as provided in the periodic reports that Glowpoint has filed and will file after the original filing date with the Securities and Exchange Commission.

Back to Contents

PART I

Item 1. Business

Overview

Glowpoint, Inc. (NASDAQ: GLOW) a Delaware corporation, is the leading broadcast quality, IP-based video communications service provider. We operate the Glowpoint network, a video communications service featuring broadcast quality images with telephony-like reliability, features and ease-of-use. The Glowpoint network is the industry’s only carrier-grade, broadcast-quality IP (Internet Protocol) based subscriber network designed and managed exclusively for video communications. The Glowpoint network spans 14 points of presence (POPs), across 4 continents, enabling customers to connect to any videoconferencing user—no matter their service, technology and equipment—across the United States, as well as to virtually any major city around the world.

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

On September 23, 2003, we completed the sale of the videoconferencing equipment business and officially changed our corporate name from Wire One Technologies, Inc. to Glowpoint, Inc., in order to focus solely on growing the Glowpoint video communications service. Since 2003, we have been exclusively focused on significantly improving the ease-of-use, cost-effectiveness, functionalities and quality of video communication services in order to make it an integral communications tool, as easy and spontaneous as using the telephone—with the power of face-to-face communications.

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

Back to Contents

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

Back to Contents

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

Back to Contents

All Glowpoint customers have access to a wide variety of free and “pay for use” features unique to us that make videoconferencing as easy and spontaneous to use as the telephone—with the power of face to face communications. Some of these key features include:

direct dial video numbers

‘000’ live video operators

video call mailbox

video call assistant

bridging-on-demand

video mail creator

video presentation producer

video meeting recorder

video meeting companion

Glowpoint global international rates

billing and account codes

call forwarding

Managed Bridging Conferencing Services. Our managed bridging conferencing services group provides multi-point video communications among three or more participants. These services include bridging-on-demand, advanced conferencing services and premium conferencing event services.

bridging-on-demand—allows users to have spontaneous, multi-point videoconferencing meetings regardless of the video hardware that each participant is using. With a bridging-on-demand conference pass code, users can participate on a conference call at a moment’s notice without reservation.

advanced conferencing—allows users to run multi-point videoconferencing meetings with up to 20 participating locations.

premium conferencing—allows users to run multi-point videoconferencing meetings with more than 20 participating locations

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

Back to Contents

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

Sales and Marketing

We market and sell our services to a broad base of business sectors including commercial, government, medical, legal, education and broadcasting through both direct and indirect sales channels. The divestiture of the Wire One equipment business in 2003 has allowed us to expand and diversify these distribution partners which now also include leading videoconferencing manufacturers such as Sony and Tandberg and international communication providers such as I-Vision in Australia. These relationships have not only expanded our sales distribution network and revenue streams, but have also created new, “disruptive” distribution opportunities including co-branded, Glowpoint enabling and white-labeling services. We continue to diversify our lead generation and sales efforts by integrating traditional reseller channels with aggressive internal lead generation programs and vertical category focused marketing and promotional efforts. No matter t he lead generation, sales or distribution channel, our goal is to provide all with a world-class service offering, sales and collateral materials, and training and management tools to reduce barriers and increase our return on investment against our sales, marketing and promotional efforts.

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

Back to Contents

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

Back to Contents

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

Network Management Applications. We have developed pioneering video network management tools to provide a world-class customer experience. Some of our patent-pending applications include:

“000” video operator service—users can simply dial “000” to connect to a live Glowpoint network operator.

unassisted gateway calling—allows users to reach both Glowpoint network and non-Glowpoint network subscribers without any complicated dialing instructions.

least-cost international routing—our intelligent network selects the least expensive option for international calls, resulting in cost savings, even on calls to ISDN users.

bridging-on-demand—allows users to conduct a spontaneous conference call, including both video and audio participants.

Back to Contents

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

Back to Contents

1. Glowpoint network architecture (how we built the network to support video over IP).

2. Dial 000 operator services;

3. Billing/call detail gathering and processing including the creation of a video centric invoice;

4. Automated gateway routing incoming and outgoing;

5. Video specific SLA polling and performance gathering; and

6. Service provider firewall traversal (VTS) process for video over IP

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

We compete primarily on the basis of our:

sole focus on the video communications industry;

breadth of service offerings;

nationwide presence;

technical expertise;

knowledgeable sales, service and training personnel; and

commitment to customer service and support.

Back to Contents

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

Back to Contents

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

Back to Contents

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

Item 6. Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K/A.

Back to Contents

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

Back to Contents

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

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Back to Contents

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

On April 20, 2004, we entered into a strategic alliance with Tandberg, Inc. a wholly owned subsidiary of Tandberg ASA (OSLO:TAA.OL), a global provider of visual communications solutions. As part of the alliance agreement, we acquired certain assets and the customer base of Tandberg-owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, have immediate access to our video bridging and webcasting services. As part of the alliance, Tandberg’s corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which have been consolidated into new agreements with these carriers. Lastly, Tandberg named the Glowpoint Certified Program as a recognized ext ernal testing partner for its hardware and software products.

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

Back to Contents

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

Back to Contents

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

Back to Contents

Year Ended December 31, 2004 (2004 Period) Compared to Year Ended December 31, 2003 (2003 Period)

Net Revenues.    Net revenues increased $5.7 million, or 55%, for the 2004 period to $16.0 million from $10.3 million for the 2003 period. Contractual revenue increased $5.0 million, or 74%, to $11.9 million in the 2004 period from $6.9 million for the 2003 period. Contractual revenue, which includes subscription and related revenue as has been reported previously plus NuVision revenue directly related to those customers that are under contract, is a new categorization resulting from the NuVision acquisition completed in the June 2004 quarter. The most significant component of this category, Glowpoint subscription and related revenue, increased $3.3 million, or 49%, in the 2004 period to $10.2 million from $6.9 million for the 2003 period. The growth in subscription and relate d revenue was the result of having, on average, 359 more billable subscriber locations in the 2004 period than the 2003 period. There were 1,198 average billable subscriber locations in 2004 compared to 839 in 2003, an increase of 43%. The average monthly subscription and related revenues increased 4.4% to $710 in 2004 from $680 in 2003. The second category of contractual revenue is from the NuVision customer base and totaled $1.7 million for the 2004 period. Non-contractual revenue increased 18% to $4.1 million for the 2004 period from $3.5 million for the 2003 period. Non-contractual revenue includes Glowpoint non-subscription revenue (our event-driven category of revenue) plus NuVision revenue generated by customers that are not currently under contract. The net increase in non-contractual revenue resulted from $1.1 million in revenue for services provided to NuVision customers, partially offset by a decrease of $0.5 million in the 2004 period due to a decline in H.320 bridging revenue from the overall de cline in H320 or ISDN bridging services.

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

Back to Contents

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

Other (Income) Expenses.    Other expenses decreased $3.9 million to $(0.5) million in the 2004 period from $3.4 million in the 2003 period. The decrease was primarily due to the $5.0 million of other income recorded in the 2004 period related to a one-time fee due from Wire One Technology, Inc resulting from their acquisition of V-SPAN in October 2004. In addition, there was a decrease in interest expense of $0.9 million, resulting from the exchange of convertible subordinated debentures for convertible preferred stock in January 2004 and the termination of the line of credit with JPMorgan Chase in February 2004, and a gain on marketable equity securities of $0.1 million in the 2004 period as stock received in settlement of an account receivable was sold at a gain. Offsetting these items was accelerated amortization of the discount on subordinated debentures totaling $3.2 million resulting from the exchange of the subordinated debentures for preferred stock in the 2004 period. This caused a $1.2 million increase in amortization of discount on subordinated debentures between the two periods. In addition, the exchange of the subordinated debentures for preferred stock resulted in the recognition of a $1.4 million non-cash charge on the exchange of debt in 2004.

Back to Contents

Income Taxes.    In the 2004 period, we recorded a deferred tax liability representing the difference between the book and tax basis of goodwill at December 31, 2004. No provision for income taxes was made in the 2003 period.

Discontinued Operations.    We treated our AV division and VS segment as discontinued operations because: (1) the operations and cash flows of this division and this segment have been eliminated from our ongoing operations as a result of disposal transactions and (2) we do not have any continuing involvement in the operations of the division or the segment. In the 2004 period, there was no income (loss) from discontinued AV operations and a $2.9 million loss from discontinued VS operations comprised of $2.0 million related to the determination of net assets and the transition cost amount of the business by an arbitrator in accordance with the asset purchase agreement and the costs of the arbitration process, $0.8 million related to the settlement of disputes with Gores and $0. 1 million related to the settlement of liabilities of the VS business in excess of those previously accrued. In the 2003 period, we incurred a loss from discontinued AV operations of $1.2 million and from discontinued VS operations of $3.6 million

Net Loss.    Net loss attributable to common stockholders decreased to $17.8 million or $0.49 per basic and diluted share in the 2004 period from $22.4 million or $0.76 per basic and diluted share in the 2003 period. Before giving effect to the aggregate $0.4 million in preferred stock dividends on series B convertible preferred stock in the 2004 period and no preferred stock dividends in the 2003 period, we reported a net loss of $17.4 million for the 2004 period and $22.4 million for the 2003 period.

Year Ended December 31, 2003 (2003 Period) Compared to Year Ended December 31, 2002 (2002 Period).

Net Revenues.    Net revenues from continuing operations increased $4.7 million, or 84%, in the 2003 period to $10.3 million from $5.6 million for the 2002 period. Subscription and related revenue increased $4.5 million, or 195%, in the 2003 period to $6.8 million from $2.3 million for the 2002 period. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.2 million, or 6%, in the 2003 period to $3.5 million from $3.3 million for the 2002 period. The growth in subscription and related revenue was the result of having, on average, 578 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each producing an average of $752 per month in revenue. There were 839 average billable sub scriber locations in the 2003 period and 261 in the 2002 period. The average monthly subscription and related revenue per subscriber location fell 9% from $747 in the 2002 period to $680 in the 2003 period. The decline in average monthly subscription and related revenue per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay as you go plan. The $0.2 million increase in non-subscription revenue resulted from the following: 1) a $0.5 million increase in H.323 bridging revenue from $0.7 million in the 2002 period to $1.2 million in the 2003 period resulting from increased billable subscriber locations; 2) a $0.2 million increase in installation revenue from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 397 in the 2002 period to 730 in the 2003 period; and 3) a $0.5 million decline in H.320 bridging revenue from $2.2 million in the 2002 period to $1.7 million in the 2003 period.

Back to Contents

Cost of Revenues.  Cost of revenue increased $4.5 million, or 80%, in the 2003 period to $10.1 million from $5.6 million for the 2002 period. Infrastructure costs (defined as backbone-related costs of network) increased $1.0 million, or 45%, in the 2003 period to $3.2 million from $2.2 million for the 2002 period. This increase resulted from two factors: 1) the build-out of the network to handle the video traffic of approximately 4,000 billable subscriber locations—$0.6 million of the increase; and 2) the evolution of the network to gain long-term cost efficiencies or as a result of backbone provider issues—$0.4 million of the increase. Access costs (defined as costs of connecting subscriber locations to the network) increased $2.5 million, or 147%, in the 2003 period to $4.2 mil lion from $1.7 million for the 2002 period. The growth in access costs was the result of having, on average, 578 more billable subscriber locations in the 2003 period than in the 2002 period and those billable subscriber locations each costing an average of $368 per month for access to the network. There were 839 average billable subscriber locations in the 2003 period and 261 in the 2002 period. The average monthly access costs per subscriber location fell 22% from $539 in the 2002 period to $421 in the 2003 period. The decline in average monthly access costs per subscriber location is the result of the growth in the number of billable subscriber locations using the $199 per month pay-as-you-go plan and by the increasing use of DSL as the means of accessing the network. Other costs of revenue include the personnel costs related to providing the Glowpoint video communications service along with the ISDN network costs of providing H.320 bridging services. These costs increased $0.9 million, or 53%, in the 200 3 period to $2.6 million from $1.7 million for the 2002 period. This increase resulted primarily from three factors: 1) increased depreciation related to increased equipment deployed in the network—$0.3 million; 2) credits recorded in the September 2002 quarter of approximately $250,000 related to refunds of previously paid infrastructure and access fees; and 3) a $0.2 million increase in installation costs from $0.1 million in the 2002 period to $0.3 million in the 2003 period due to the increase in installations from 397 in the 2002 period to 730 in the 2003 period. ISDN network costs fell $0.2 million in line with the decline in H.320 bridging revenue.

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

Back to Contents

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

Back to Contents

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

Discontinued Operations.  In the 2003 period, we treated our AV division and VS segment as discontinued operations because: 1) the operations and cash flows of this division and segment have been eliminated from our ongoing operations as a result of disposal transactions; and 2) we do not have any significant continuing involvement in the operation of the division or the segment. We incurred a loss from discontinued AV operations in the 2003 period of $1.2 million which was $1.5 million less than the $2.7 million loss incurred in the 2002 period. Loss from discontinued VS operations decreased $41.2 million in the 2003 period to $3.6 million from the $44.8 million loss incurred in the 2002 period which included $41.4 million of impairment losses on goodwill and long-lived assets. Loss from discontinued voice operations decreased $0.3 million in the 20 03 period to $0 from the $0.3 million loss incurred in the 2002 period.

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

Contractual Obligations	Total	2005	2006	2007	2008	2009

Purchase obligations (1)	$13,845,627	$5,458,148	$3,220,812	$2,000,000	$2,000,000	$1,166,667
Operating lease obligations	242,711	242,711	—	—	—	—
Capital lease obligations	35,373	35,373	—	—	—	—

Total	$14,123,711	$5,736,232	$3,220,812	$2,000,000	$2,000,000	$1,166,667

(1)	Under agreements with providers of infrastructure and access circuitry for our network, we are obligated to make payments under commitments ranging from 0-5 years.

Back to Contents

Future minimum rental commitments under all non-cancelable operating leases are as follows:

Year Ending December 31
2005	$242,711

Future minimum lease payments under capital lease obligations at December 31, 2004 are as follows:

Total minimum payments in 2005	$35,373
Less amount representing interest	(401)

Total principal	34,972
Less portion due within one year	(34,972)

Long-term portion	—

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

Back to Contents

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

Back to Contents

Goodwill and Other Intangible Asset

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been ac counting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We are required to adopt SFAS No. 123R for the interim period beginning after June 15, 2005. Based on the current outstanding unvested number of stock options, we expect to record compensation charges totaling $2.0 million over the vesting period of the options. The adoption of this statement will have no impact on our cash flows.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

Item 8. Financial Statements and Supplemental Data

GLOWPOINT, INC.

Back to Index

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro vide a reasonable basis for our opinion.

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

BDO Seidman, LLP

Boston, Massachusetts
March 14, 2005

Back to Index

GLOWPOINT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,586,222	$4,184,897
Escrowed cash	337,153	335,188
Accounts receivable, net of allowance for doubtful accounts of $97,384 and $71,620 at December 31, 2004 and 2003, respectively	2,762,892	2,305,552
Receivable from Gores Technology Group—net	2,750,000	209,688
Other current assets	938,775	1,230,290

Total current assets	11,375,042	8,265,615
Property and equipment—net	12,591,011	13,024,055
Goodwill—net	2,547,862	2,547,862
Other assets	296,332	149,574

Total assets	$26,810,247	$23,987,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,832,569	$2,368,484
Accrued expenses	1,486,949	900,690
Deferred revenue	1,018,186	—
Current portion of capital lease obligations	34,972	131,182

Total current liabilities	5,372,676	3,400,356

Noncurrent liabilities:
Deferred income taxes	212,000	—
Capital lease obligations, less current portion	—	34,972

Total noncurrent liabilities	212,000	34,972

Total liabilities	5,584,676	3,435,328

Commitments and contingencies (Note 12)
Subordinated debentures	—	4,888,000
Discount on subordinated debentures	—	(3,149,805)

Subordinated debentures, net	—	1,738,195

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, 203.667 Series B shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 authorized; 37,844,240 and 30,543,672 shares outstanding, respectively	3,788	3,054
Treasury stock, 39,891 shares at cost	(239,742)	(239,742)
Deferred compensation	(1,331,379)	(1,650,607)
Additional paid-in capital	157,322,778	137,449,109
Accumulated deficit	(134,529,874)	(116,748,231)

Total stockholders’ equity	21,225,571	18,813,583

Total liabilities and stockholders’ equity	$26,810,247	$23,987,106

See accompanying notes to consolidated financial statements.

Back to Index

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

Back to Index

GLOWPOINT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional
			Treasury	Deferred	Paid in	Accumulated
	Shares	Amount	Stock	Compensation	Capital	Deficit	Total

Balance at December 31, 2001	25,292,189	$2,529	$(239,742)	$(739,927)	$105,629,915	$(35,744,110)	$68,908,665
Amortization of deferred option compensation	—	—	—	292,191	—	—	292,191
Forfeiture of deferred option compensation	—	—	—	260,742	(260,742)	—	—
Issuance of stock options for services	—	—	—	—	135,339	—	135,339
Extension of expiration date of COO stock options	—	—	—	—	206,663	—	206,663
Exercise of stock options	158,482	16	—	—	371,473	—	371,489
Exercise of warrants	54,339	5	—	—	—	—	5
Issuance of warrants for services	—	—	—	—	407,181	—	407,181
Issuance of warrants in connection with subordinated debentures	—	—	—	—	4,571,921	(39,360)	4,532,561
Issuance of shares in connection with private placement	3,426,650	343	—	—	20,257,618	—	20,257,961
Net loss for the year	—	—	—	—	—	(58,525,823)	(58,525,823)

Balance at December 31, 2002	28,931,660	2,893	(239,742)	(186,994)	131,319,368	(94,309,293)	36,586,232
Amortization of deferred option compensation	—	—	—	161,446	—	—	161,446
Forfeiture of deferred option compensation	—	—	—	25,548	(25,548)	—	—
Deferred compensation related to the issuance of restricted stock	670,000	67	—	(1,945,200)	1,945,200	—	67
Amortization of deferred compensation from the issuance of restricted stock	—	—	—	378,766	—	—	378,766
Deferred compensation related to the extension of the post-termination exercise period of stock options	—	—	—	(2,233,834)	2,233,834	—	—
Amortization of deferred compensation related to the extension of the post-termination exercise period of stock options	—	—	—	2,149,661	—	—	2,149,661
Exercise of stock options	603,012	60	—	—	630,875	—	630,935
Exercise of warrants	96,183	10	—	—	—	—	10
Issuance of warrants for services	—	—	—	—	775,151	—	775,151
Issuance of shares in lieu of interest on subordinated debentures	242,817	24	—	—	570,229	—	570,253
Net loss for the year	—	—	—	—	—	(22,438,938)	(22,438,938)

Balance at December 31, 2003	30,543,672	3,054	(239,742)	(1,650,607)	137,449,109	(116,748,231)	18,813,583
Deferred compensation related to the issuance of restricted stock	190,000	19	—	(511,500)	511,481	—	—
Amortization of deferred compensation from the issuance of restricted stock	—	—	—	857,858	—	—	857,858
Forfeiture of deferred stock compensation	(40,000)	—	—	134,000	(134,000)	—	—
Deferred compensation related to the issuance of stock options	—	—	—	(161,130)	161,130	—	—
Extension of expiration date of stock options	—	—	—	—	46,340	—	46,340
Exercise of stock options	782,012	78	—	—	569,623	—	569,701
Exchange of subordinated debentures for preferred stock, common stock & the repricing of warrants	250,000	25	—	—	6,241,975	—	6,242,000
Issuance of shares in connection with private placement	6,100,000	610	—	—	12,432,605	—	12,433,215
Issuance of shares in lieu of interest on subordinated debentures	18,556	2	—	—	44,515	—	44,517
Preferred stock dividends	—	—	—	—	—	(368,543)	(368,543)
Net loss for the year	—	—	—	—	—	(17,413,100)	(17,413,100)

Balance at December 31, 2004	37,844,240	$3,788	$(239,742)	$(1,331,379)	$157,322,778	$(134,529,874)	$21,225,571

See accompanying notes to consolidated financial statements.

Back to Index

GLOWPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(17,413,100)	$(22,438,938)	$(58,565,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,473,726	4,888,970	4,984,475
Amortization of deferred financing costs	84,796	376,596	122,680
Amortization of discount on subordinated debentures	3,165,036	1,987,550	39,360
Non cash compensation	902,375	4,008,076	675,057
Loss on extinguishment of debt	1,354,000	—	—
Proceeds from sale of marketable equities	213,542	—	—
Impairment losses on goodwill	—	—	40,012,114
Impairment losses on long-lived assets	—	1,379,415	1,357,806
Deferred income taxes	212,000	—	—
Loss on disposal of equipment	—	—	28,305
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
Escrowed cash	(1,965)	(335,188)	—
Accounts receivable	(457,340)	(1,027,661)	10,029,925
Inventory	—	—	(2,401,306)
Net assets of discontinued AV operations	—	807,067	(807,067)
Net assets of discontinued VS operations	—	6,761,095	—
Receivable from Gores Technology Group	(2,750,000)	(209,688)	—
Other current assets	(1,345,279)	(1,937,752)	(3,689,790)
Other assets	(231,554)	52,151	(90,329)
Accounts payable	464,085	(1,360,383)	(3,247,953)
Accrued expenses	217,717	219,320	(1,009,341)
Deferred revenue	1,018,186	—	(27,009)
Other current liabilities	—	—	(1,465,049)

Net cash used by operating activities	(9,093,775)	(6,829,370)	(14,053,305)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(3,361,402)	(2,399,297)	(4,745,933)
Proceeds from sale of furniture, equipment and leasehold improvements	—	—	15,000
Proceeds from sale of discontinued VS operation	—	16,233,312	—

Net cash provided (used) by investing activities	(3,361,402)	13,834,015	(4,730,933)

Cash flows from financing activities:
Proceeds from common stock offering	12,433,215	—	20,257,961
Proceeds (costs) from issuance of subordinated debentures	(15,232)	(249,355)	4,571,921
Exercise of warrants and options, net	569,701	630,935	371,494
Proceeds from bank loans	—	75,545,455	78,894,947
Payments on bank loans	—	(81,390,971)	(83,677,513)
Deferred financing costs	—	(26,070)	(505,074)
Payments on capital lease obligations	(131,182)	(91,957)	(56,734)

Net cash provided (used) by financing activities	12,856,502	(5,581,963)	19,857,002

Increase in cash and cash equivalents	401,325	1,422,682	1,072,764
Cash and cash equivalents at beginning of period	4,184,897	2,762,215	1,689,451

Cash and cash equivalents at end of period	$4,586,222	$4,184,897	$2,762,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	17,355	$227,103	$182,176

Taxes	$—	$—	$—

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

Back to Index

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

	Years Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(17,781,643)	$(22,438,938)	$(58,565,183)
Add: stock based employee compensation expense included in reported net loss, net of tax	25,952	2,311,107	292,191
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(843,262)	(5,486,945)	(6,125,125)

Pro forma net loss	$(18,598,953)	$(25,614,776)	$(64,398,117)

Net loss per share:
Basic and diluted—as reported	$(0.49)	$(0.76)	$(2.03)
Basic and diluted—pro forma	$(0.51)	$(0.87)	$(2.24)

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	December 31,

	2004	2003

Accrued compensation	$899,230	$168,109
Accrued dividends	368,543	—
Customer deposits	86,266	—
Accrued professional fees	44,648	—
Deferred gain on sale of VS operation	—	645,745
Accrued interest	—	24,791
Other	88,262	62,045

	$1,486,949	$900,690

Note 8—Bank Loan Payable and Long-Term Debt

Bank Loan Payable

In May 2002, we entered into a $25 million working capital credit facility with JPMorgan Chase Bank and incurred $505,074 in deferred financing costs. Under terms of the three-year agreement for this facility, loan availability is based on (1) 80% of eligible accounts receivable and (2) the lesser of 50% against eligible finished goods inventory or 80% against the net eligible amount of the net orderly liquidation value by category of finished goods inventory as determined by an outside appraisal firm, subject to an inventory cap of $2 million. Borrowings bear interest at the lender’s base rate plus 1 1/2% per annum. At December 31, 2003, the interest rate on the facility was 5.50%. The credit facility contains certain financial and operational covenants. For the period from July 1, 2002 through September 30, 2002 (the “2002 Third Quarter”), we were in violation of the covenant requiring us to meet a certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the three quarters ended September 30, 2002. In November, 2002, we concluded an amendment to the credit facility to cure noncompliance with the EBITDA covenant. As compensation for this amendment, we granted 100,000 warrants with an exercise price of $1.99 to JPMorgan Chase. The fair value of these warrants was determined to be $176,203 using the Black-Scholes valuation method and this amount was charged to interest expense in 2002. For the period from October 1, 2002 through December 31, 2002 (“2002 Fourth Quarter”), we were in violation of the covenant requiring us to meet a certain EBITDA target for the four quarters ended December 31, 2002. In March 2003, we concluded an amendment to the credit facility with JPMorgan Chase Bank to cure non-compliance with the EBITDA financial covenant. As compensation for this amendment, we granted 100,000 warrants with an exercise price of $2.06 to JPMorgan Chase. The fair value of these warrants was determined to be $187,210 using the Black Scholes valuation method and this amount was charged to interest expense in 2003. Some additional highlights of the amendment include: 1) a reduction in the commitment amount of the line of credit from $25 million to $15 million; 2) revised EBITDA covenant levels for the remainder of the term of the credit agreement; and, 3) maintenance of the interest rate, loan fees and provisions of the borrowing formula at the same levels as previously negotiated. In September 2003, we signed a letter agreement with JP Morgan Chase to further reduce the commitment amount of the line of credit from $15 million to $7.5 million. In connection with these amendments, we wrote off approximately $188,000 of deferred financing costs in 2003. At December 31, 2003, there were no borrowings outstanding under the facility. In February 2004, the working capital credit facility with JPMorgan Chase was terminated at our request. As a result of the termination of this credit facility, the $85,000 of unamortized deferred financing costs as of December 31, 2003 was written off to expense in the first quarter of 2004.

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

Back to Contents

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

Back to Contents

The Series B preferred stock ranks senior to our common stock and other junior stock and subordinate to any indebtedness we may have outstanding. The Series B preferred stock holders are entitled to receive dividends at the rate of eight percent (8%) of the stated value per share of $24,000 per share per year through July 21, 2005, increasing to twelve percent (12%) on July 22, 2005, payable annually at our option in cash or shares of common stock. We must obtain the affirmative vote of the holders of at least 75% of the outstanding shares of Series B preferred stock in order to issue any securities ranking senior to or on a parity with the Series B preferred stock. Other than as described in the preceding sentence or as required by Delaware law, the Series B preferred stock has no voting rights. If we liquidate, dissolve or wind up our affairs, the holders of the Series B preferred stock are entitled to receive a liquidation preference equal t o the stated value per share plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at the conversion price of $2.40 per share of common stock. Upon a change of control, the holders of the Series B preferred stock can require that we redeem their shares at the stated value per share plus accrued and unpaid dividends. We also have the option to redeem the outstanding shares of Series B preferred stock at a price per share equal to 110% of the stated value plus accrued and unpaid dividends.

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

Back to Contents

1996 Stock Option Plan

In December 1996, the Board of Directors adopted a Stock Option Plan (the “1996 Plan”) and reserved up to 500,000 shares of common stock for issuance thereunder. In June 1998, our shareholders approved an amendment to the 1996 Plan increasing the amount of shares available under the plan to 2,475,000. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors. The exercise price of incentive stock options (“ISOs”) issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Pl an, no individual will be granted ISO’s corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other stock options granted to that individual that vest in such calendar year. The 1996 Plan will terminate in 2006. No options were granted under the 1996 Plan in 2004, 2003 and 2002. As of December 31, 2004, options to purchase a total of 66,825 shares were outstanding and no shares remained available for future issuance under the 1996 Plan.

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

Back to Contents

A summary of options issued under our plans and other options outstanding as of December 31, 2004, and changes during fiscal 2002, 2003 and 2004 are presented below:

			Weighted
			Average
	Fixed		Exercise
	Options	Range of Price	Price

Options outstanding, December 31, 2001	6,282,942	$30 – 12.75	$3.44
Granted	1,640,505	$1.00 – 5.48	2.10
Exercised	(158,482)	$.76 – 4.40	2.36
Forfeited	(755,544)	$.53 – 9.85	4.14

Options outstanding, December 31, 2002	7,009,421	$.30 – 12.75	$3.08
Granted (1)	704,986	$1.13 – 4.75	3.08
Exercised	(603,012)	$.30 – 2.75	1.05
Forfeited	(1,318,622)	$1.00 – 9.85	3.79

Options outstanding, December 31, 2003	5,792,773	$.53 – 12.75	$3.12
Granted	1,593,400	$1.00 – 2.75	1.30
Exercised	(782,012)	$.53 – 3.90	0.74
Forfeited	(1,657,198)	$1.00 – 12.75	3.77

Options outstanding, December 31, 2004	4,946,963	$.57 – 9.85	$2.70

Shares of common stock available for future grant under company plans.	846,219

(1)	In January 2003, we granted a terminated employee 3,250 stock options at an exercise price of $1.13, which was below the fair market value of our stock on the date of the grant. This was done to correct an oversight in not granting the options while he was an employee. We did not record compensation cost related to the grant of these options as the impact was deemed to be immaterial to the consolidated financial statements.

Back to Contents

Additional information as of December 31, 2004 with respect to all outstanding options is as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$0.57 – 0.63	13,750	0.03	$0.57	13,750	$0.57
0.64 – 2.20	1,960,863	8.65	$1.36	710,296	$1.55
2.33 – 3.00	125,500	7.73	$2.73	125,500	$2.73
3.03 – 4.00	2,468,375	4.47	$3.37	2,299,719	$3.37
4.06 – 5.50	294,725	5.96	$4.97	294,725	$4.97
5.73 – 9.85	83,750	0.23	$6.82	83,750	$6.82

$0.57 – 9.85	4,946,963	6.21	$2.70	3,527,740	$3.18

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

During the year ended December 31, 2003, we recorded non-cash charges totaling $2,149,661 related to the extension of the post-termination exercise period of stock options of former employees. We recorded a non-cash interest charge of $570,253 related to shares of common stock issued to subordinated debenture holders in lieu of cash interest payments. Non-cash charges totaling $560,740 were recorded related to the issuance of 100,000 warrants to our current investment advisory firm and the re-pricing of 220,000 warrants previously issued to our prior investment advisory firm and its assigns. In addition, a non-cash charge of $378,766 was recorded to recognize the value of restricted stock issued to employees, directors and consultants as compensation and for consulting services that had vested during 2004. In addition to this charge, we recorded a $187,210 non-cash charge to interest expense for the Black-Scholes value of 100,000 warrants issue d to JP Morgan Chase Bank as compensation for amending our credit agreement. The remaining $161,446 of non-cash compensation related to amortization of deferred employee stock option compensation which originated in the fourth quarter of 2000.

Back to Contents

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

Back to Contents

Additional information as of December 31, 2004 with respect to all outstanding warrants is as follows:

	Outstanding

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Price	Outstanding	Life (In Years)	Price

$1.00 – 2.50	567,781	2.26	$2.09
2.71 – 2.75	3,071,668	4.12	$2.74
4.90 – 7.50	2,077,725	1.47	$6.23
9.00 – 10.50	1,768,849	1.22	$10.23

$1.00 – 10.50	7,486,023	2.56	$5.43

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

Back to Contents

Executive Vice President and Chief Financial Officer—We entered into an agreement with Rod Dorsey to serve as Executive Vice President—Finance and Chief Financial Officer having a three-year term commencing December 7, 2004. Under the agreement, Mr. Dorsey is entitled to annual base compensation of $245,000 with this annual salary to be reviewed from time to time in accordance with our established procedures. Mr. Dorsey is also entitled to annual incentive compensation in an amount equivalent to forty percent (40%) of his then annual base salary subject to the achievement of goals and metrics established by the President and CEO with such goals and metrics being updated on an annual basis. The agreement also provided for a grant of an option to purchase 125,000 shares of common stock under the 2000 Plan, vesting in three equal annual installments. Either we or Mr. Dorsey may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Dorsey is terminated without cause or resigns for good reason or if he dies, he is entitled to six months of his then annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the stock options granted under the employment agreement. If Mr. Dorsey’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

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

Back to Contents

Executive Vice President—The Company entered into an agreement with Christopher Zigmont to serve as Executive Vice President—Finance and Chief Financial Officer having a three-year term commencing January 1, 2001. Under the agreement, Mr. Zigmont is entitled, in years 1, 2, and 3 respectively, to annual base compensation of $175,000, $200,000 and $225,000 and to a discretionary bonus. The agreement provides for a grant of an option to purchase 150,000 shares of common stock under the 2000 Plan, vesting in three equal annual installments. On July 30, 2002, the agreement was amended to reduce the annual base compensation to $190,000 for the remainder of year 2 and to $213,750 in year 3. Effective January 1, 2003, the agreement was further amended to reduce annual base compensation to $190,000 for the remaining term. Mr. Zigmont continues to serve under the terms and at the annual base compensation of his expired amended employment agreement. Effective July 1, 2004, the agreement was further amended to increase annual base compensation to $215,000 for so long as Mr. Zigmont remains employed by us. Under the agreement, Mr. Zigmont is entitled to annual incentive compensation for 2004 in an amount equivalent to forty percent (40%) of his then annual base salary subject to the achievement of goals and metrics established by the President and CEO. The agreement also provides for a one-time guaranteed bonus of $50,000, payable on December 31, 2004 and a grant of an option to purchase 100,000 shares of our common stock under the 2000 Plan, vesting 50% on execution of the agreement and 50% on December 31, 2004. The post-termination exercise period for all options held by Mr. Zigmont was extended to twenty-four (24) months. Mr. Zigmont is to be employed as Executive Vice President and Chief Financial Officer through December 31, 2004 (or until a new Chief Financial Officer is hired), commencing as of the date of this agreement (it being understood that the Employment Period may be extended to continue on an “at will” basis following December 31, 2004, where either we or Mr. Zigmont may terminate his employment at any time, for any reason or no reason at all so long as they comply with the terms of the agreement). If Mr. Zigmont is terminated without cause, or resigns for good reason, or dies, he is be entitled to severance equal to seven and one-half (7 1/2 ) months’ salary at his then current rate of compensation as well as the continuation of benefits under the agreement. Such severance will be paid either as a lump sum or as salary continuation, at our discretion. In December 2004 we decided that Mr. Zigmont’s employment will terminate in the first half of 2005 and accordingly, approximately $150,000 in severance and benefits costs were accrued at December 31, 2004.

Back to Contents

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

Back to Contents

Note 13—Restructuring Charge

During the year ended December 31, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we recorded a restructuring charge of $960,000, of which $700,000 related to the discontinued VS operation. We recognized this charge in the period in which (a) management having the appropriate level of authority to involuntarily terminate employees approved and committed us to a plan of termination and established the benefits that current employees will receive upon termination, (b) the benefit arrangement was communicated to employees and the communication of the benefit arrangement included sufficient detail to enable employees to determine the type and amount of benefits they would receive if they were terminated, (c) the plan of termination specifically identified t he number of employees to be terminated, their job classifications or functions, and their locations and (d) the plan of termination indicated that significant changes to the plan of termination are not likely.

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

Back to Contents

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

Back to Contents

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

Back to Contents

We and our subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2004, we have net operating loss (NOL) carryforwards of approximately $88 million and $80 million for federal and state income tax purposes, respectively. The federal NOL’s have a carryover period of 20 years and are available to offset future taxable income, if any, through 2024. The utilization of approximately $18 million in tax loss carryforwards is limited to approximately $2.6 million each year as a result of an “ownership change” (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in 2000.

Back to Contents

Note 15—Valuation Accounts and Reserves

The following table summarizes the activity in the allowance for doubtful accounts:

	Years Ended December 31,

	2004	2003	2002

Allowance for doubtful accounts:
Beginning balance	$71,620	$285,000	$605,000
Charged to cost and expenses	508,207	794,172	1,502,914
Deductions (1)	(482,443)	(753,552)	(1,822,914)
Transferred with sale of VS operation	—	(254,000)	—

Ending balance	$97,384	$71,620	$285,000

(1)	Represents the amount of accounts written off.

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

Back to Contents

Note 18—Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2004 and 2003.

	2004	2003

1st Quarter
Net revenues	$3,224,950	$2,226,858
Gross margin	485,197	(67,429)
Loss from continuing operations	(3,558,703)	(2,588,771)
Net loss	(8,214,036)	(4,649,267)
Net loss attributable to common stockholders	(8,287,959)	(4,649,267)
Net loss per share—basic and diluted	(0.25)	(0.16)
2nd Quarter
Net revenues	$4,126,449	$2,674,630
Gross margin	830,855	70,310
Loss from continuing operations	(3,247,666)	(2,981,822)
Net loss	(3,133,377)	(4,899,707)
Net loss attributable to common stockholders	(3,230,869)	(4,899,707)
Net loss per share—basic and diluted	(0.09)	(0.17)
3rd Quarter
Net revenues	$4,384,643	$2,581,476
Gross margin	950,081	93,185
Loss from continuing operations	(3,489,752)	(4,400,922)
Net loss	(3,556,429)	(7,630,319)
Net loss attributable to common stockholders	(3,654,993)	(7,630,319)
Net loss per share—basic and diluted	(0.10)	(0.26)
4th Quarter
Net revenues	$4,259,135	$2,827,781
Gross margin	886,573	153,092
Loss from continuing operations	(4,504,749)	(4,286,809)
Net loss	(2,509,258)	(5,259,350)
Net loss attributable to common stockholders	(2,607,822)	(5,259,350)
Net loss per share—basic and diluted	(0.07)	(0.18)

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

Back to Contents

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

Back to Contents

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

The information with respect to our audit committee and our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Election of Directors — Board of Directors, Board Committees and Meetings” in the Proxy Statement. The information with respect to our code of ethics is incorporated herein by reference to the information contained in the section captioned “Election of Directors — Code of Business Conduct and Ethics” in the Proxy Statement.

Item 11. Executive Compensation

The table below summarizes information concerning the compensation we paid during 2004 to our Chief Executive Officer and our four other most highly paid executive officers during that year (collectively, the “Named Executive Officers”), each of whom is currently one of our named executive officers:

	Annual Compensation					Long-Term Compensation Awards

						Restricted		Securities	All
						Stock		Underlying	Other
Name and Principal Position	Year	Salary($)		Bonus ($)		Awards		Options	Compensation

David Trachtenberg, Chief	2004	$327,519		$86,250	(1)	$—		150,000	$4,020	(2)
Executive Officer and	2003	$64,212		$—		$1,116,000	(3)	—	$2,969	(2)
President	2002	$—		$—		$—		—	$—

Gerard Dorsey,	2004	$17,904	(4)	$—		$—		125,000	$—
Chief Financial Officer,	2003	$—		$—		$—		—	$—
Executive Vice President, Finance and Secretary	2002	$—		$—		$—		—	$—
(December 7, 2004 to present)

Michael Brandofino,	2004	$249,481		$49,000	(5)	$—		100,000	$—
Chief Technology	2003	$194,694		$35,000		$—		100,000	$—
Officer and Executive Vice President	2002	$183,938		$—		$—		64,875	$—

Richard Reiss,	2004	$154,962		$—		$—		—	$2,783	(6)
Chairman of the Board	2003	$359,492	(7)	$50,000		$—		—	$—
	2002	$379,250		$75,000	(8)	$—		—	$5,764	(6)

Christopher Zigmont, Executive Vice President	2004	$206,346		$93,000	(9)	$—		100,000	$—
(December 12, 2004 to present);	2003	$190,000		$50,000		$—		50,000	$—
Chief Financial Officer,	2002	$188,654		$—		$—		50,500	$—
Executive Vice President,
Finance
(January 1, 2003 to December 12, 2004) and Secretary
(February 1, 2003 to December 12, 2004)

Back to Contents

(1)	Mr. Trachtenberg’s bonus for 2004 was paid in February 2005.

(2)	Reflects reimbursed expenses as set forth in Mr. Trachtenberg’s employment agreement (see “Employment Agreements” and “Compensation Committee Report on Executive Compensation”).

(3)	Reflects 360,000 restricted shares valued at $3.10 per share vesting in three equal installments over the life of Mr. Trachtenberg’s employment agreement.

(4)	Mr. Dorsey’s 2004 salary is prorated based on his December 7, 2004 employment date and his annual salary of $245,000.

(5)	Mr. Brandofino’s bonus for 2004 was paid in February 2005.

(6)	Reflects premiums paid for a life insurance policy.

(7)	Reflects payout of $29,492 with respect to accrued vacation.

(8)	Formula bonus as set forth in Mr. Reiss’ employment agreement (see “Employment Agreements” and “Compensation Committee Report on Executive Compensation”).

(9)	Mr. Zigmont received both a $50,000 bonus under the terms of his employment agreement and a bonus for 2004 of $43,000. The $50,000 bonus was paid in January of 2005; the bonus for 2004 was paid in February 2005.

Options Grants In 2004

The following table sets forth information regarding stock options granted pursuant to our stock option plan during 2004 to each of the named executive officers.

		Percent of
		Total Options		Potential Realizable Value at
	Number of	Granted to	Exercise	Assumed Annual Rates of Stock
	Underlying	Employees In	or Base	Price Appreciation for Option Term
	Options	Fiscal	Price
Name	Granted	Year 2004	(Per Share)	Expiration Date	5%	10%

David Trachtenberg	150,000	10.7%	$1.19	August 17, 2014	$290,758	$462,983
Gerard E. Dorsey	125,000	8.9%	$1.29	December 7, 2014	$262,659	$418,241
Michael Brandofino	100,000	7.1%	$1.36	July 26, 2014	$221,530	$352,749
Richard Reiss	—	—	—	—	—	—
Christopher Zigmont	100,000	7.1%	$1.36	July 26, 2014	$221,530	$352,749

Aggregated Option Exercises In Fiscal 2004 And Fiscal Year-End Option Values

The following table sets forth information concerning the value of unexercised in-the-money options held by the Named Executive Officers as of December 31, 2004.

	Shares		Number of Securities		$Value of Unexercised
	Acquired	Value	Underlying Unexercised		In-The-Money Options at
Name	on Exercise	Realized	Options at Fiscal Year-End		Fiscal Year-end

			Exercisable	Unexercisable	Exercisable	Unexercisable

David Trachtenberg	—	$—	—	150,000	$—	$54,000
Gerard E. Dorsey	—	$—	—	125,000	$—	$32,500
Michael Brandofino	—	$—	289,875	75,000	$17,298	$14,250
Richard Reiss	—	$—	1,659,643	—	$—	$—
Christopher Zigmont	—	$—	515,500	—	$29,710	$—

Employment Agreements

We have entered into employment agreements with our executive officers. The following is a summary of the material terms and conditions of such agreements and is subject to the detailed provisions of the respective agreements attached as exhibits to our filings with the Securities and Exchange Commission.

Employment Agreement with David Trachtenberg

The employment agreement with David Trachtenberg, our President and Chief Executive Officer, has a three-year term that commenced October 15, 2003. Under the agreement, Mr. Trachtenberg is entitled, in years one, two and three of his employment, to annual base compensation of $315,000, $345,000 and $375,000. Mr. Trachtenberg is also entitled to annual incentive compensation in an amount equivalent to 50% of his then annual base salary subject to the achievement of goals and metrics established by Mr. Trachtenberg and our Compensation Committee and updated on an annual basis. The agreement provides for an award of 360,000 restricted shares of our common stock, the fair value of which was determined to be $1,116,000. These restricted shares will be forfeited if Mr. Trachtenberg’s employment with us is terminated for any reason, with risk of forfeiture lapsing with respect to 120,000 shares on each anniversary of the commencement of his employment. Mr. Trachtenberg is also entitled to reimbursement for the costs of a car to conduct company business and for parking his car in New York City. Under the agreement, we must secure and pay the premium on a $2,000,000 life insurance policy payable to Mr. Trachtenberg’s designated beneficiary. Either we or Mr. Trachtenberg may terminate his employment at any time, for any reason or no reason; however, if Mr. Trachtenberg is terminated without cause or if he resigns for good reason or dies, he is entitled to one year of his then annual base salary, one year of his then annual incentive compensation, one year of continued reimbursement for his car and parking expenses and one year of accelerated vesting on the restricted shares granted under the employment agreement. If Mr. Trachtenberg’s employment is terminated for cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Back to Contents

Employment Agreement with Gerard E. Dorsey

We entered into an agreement with Gerard Dorsey to serve as Chief Financial Officer and Executive Vice President, Finance, for a three-year term commencing December 7, 2004. Under the agreement, Mr. Dorsey is entitled to an annual base salary of at least $245,000 per year. He is also entitled to receive incentive compensation in an amount equivalent to 40% of his then current annual base salary for the years 2005 and 2006, subject to the achievement of goals and metrics established by the CEO and Mr. Dorsey together. The agreement provides for an award of options to purchase 125,000 shares of our common stock, with one-third of these options vesting annually on the anniversary of the grant. If Mr. Dorsey is terminated without cause or resigns for good reason, he will be entitled to one year of accelerated vesting on these options, as well as severance equal to six months of his then current annual base salary and the prorated amount of incentive compensation due as of the effective date of termination. If Mr. Dorsey’s employment with us is terminated for cause, the unvested options will be forfeited and all benefits and compensation will cease as of the last day of his employment. Mr. Dorsey is also entitled to receive under the agreement up to $400 per month for the lease or use of a car to conduct the company’s business.

Employment Agreement with Christopher Zigmont

We entered into an employment agreement with Christopher Zigmont, our former Chief Financial Officer and Executive Vice President, Finance, for a five-month term commencing July 1, 2004 with the option of extending his employment on an at-will basis after the expiration of the term. We expect Mr. Zigmont to leave the company in the second quarter of 2005. Under the agreement, Mr. Zigmont is entitled to base compensation equivalent to $215,000 per year and incentive compensation equivalent to 40% of his annual base salary subject to the achievement of goals and metrics as established and evaluated by the CEO. The agreement also provided for a one-time guaranteed bonus of $50,000 on December 31, 2004, and the grant of options to purchase 100,000 shares of our common stock, with 50,000 options vesting upon execution of the agreement and the remaining 50,000 options vesting on December 31, 2004. In addition, Mr. Zigmont is entitled to receive under the agreement up to $400 per month for the lease or use of a car to conduct the company’s business.

Employment Agreement with Michael Brandofino

On July 1, 2004, we entered into an amended and restated employment agreement with Michael Brandofino, our Executive Vice President and Chief Technology Officer. The agreement has a three year term, during which Mr. Brandofino is entitled to a base compensation of $245,000 for the first year, $260,000 for the second year, and $275,000 for the third year. He is also entitled to annual incentive compensation in an amount equivalent to 40% of his base salary for that calendar year, subject to the achievement of goals and metrics as established and evaluated by the CEO, and reimbursement up to $400 per month for the lease of a car to conduct company business. He was awarded options to purchase 100,000 shares of the company’s common stock, with options to purchase 25,000 shares vesting immediately upon execution of the agreement, and the remaining options vesting at the rate of 25,000 per year on the anniversary of the grant. In addition, Mr. Brandofino’s agreement stipulates that if we enter into an agreement to merge or consolidate with one or more other corporations where we are not the surviving entity or a sale of substantially all of our assets during the term of the agreement and Mr. Brandofino realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized.

Back to Contents

Employment Agreement with Richard Reiss

On December 31, 2004, we entered into an amended and restated employment agreement with Mr. Reiss, under which Mr. Reiss agrees to continue to assist our management in the development and marketing of our videoconferencing service and provide general executive level advice through December 31, 2005. Mr. Reiss is entitled to a salary of $150,000 for the period. Under the amended agreement, we continue to pay Mr. Reiss’ car lease through its expiration on December 31, 2005, Mr. Reiss’ cell phone monthly charges through December 31, 2005, the cost to maintain a Glowpoint videoconferencing connection and a business telephone line at Mr. Reiss’ home through December 31, 2005, and Mr. Reiss’ business travel expenses related to performance of his duties under the agreement. In addition, we will continue to pay premiums through December 31, 2005 on a $1.0 million life insurance policy payable to Mr. Reiss ’ designated beneficiary or estate. In addition, we are required to pay COBRA premiums to maintain Mr. Reiss’ individual and family health insurance coverage for 18 months following the termination of Mr. Reiss’ employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of common stock as of April 15, 2005 by each of the following:

•	each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the common stock;

•	our directors and named executive officers; and

•	all of our directors and executive officers as a group.

As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of April 15, 2005 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days of April 15, 2005 are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on 46,034,176 shares of common stock outstanding as of April 15, 2005.

NAME AND ADDRESS OF BENEFICIAL OWNERS(1)	SHARES OWNED(2)		OUTSTANDING SHARES

Executive Officers and Directors:
David Trachtenberg	370,250		*
Gerard Dorsey	0		*
Michael Brandofino	294,910	(3)	*
Richard Reiss	5,117,250	(4)	10.7%
Karen Basian	98,000	(5)	*
Dean Hiltzik	310,818	(6)	*
James Spanfeller	86,500	(7)	*
Michael Toporek	111,000	(8)	*
Christopher Zigmont	515,500	(9)	1.1%

All directors and executive officers as a group (9 people)	6,904,228	(10)	14.2%
5% Owners:
North Sound Capital LLC	3,258,737	(11)	7.1%

Back to Contents

(1)	Unless otherwise noted, the address of each person listed is c/o Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205

(2)	Unless otherwise noted indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned

(3)	Includes 289,875 shares subject to presently exercisable stock options.

(4)	Includes 1,659,643 shares subject to presently exercisable stock options and 82,500 shares held by a trust for the benefit of Mr. Reiss' children, of which he is the trustee.

(5)	Includes 18,000 shares subject to presently exercisable stock options.

(6)	Includes 89,625 shares subject to presently exercisable stock options

(7)	Includes 6,500 shares subject to presently exercisable stock options.

(8)	Includes 31,000 shares subject to presently exercisable stock options.

(9)	Includes 515,500 shares subject to presently exercisable stock options.

(10)	Includes 2,610,143 shares subject to presently exercisable stock options.

(11)	Ownership information is based on the Schedule 13G filed by North Sound Capital Management, L.L.C. on December 31, 2004.

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2004, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis except that reports on Form 4 were late in being filed for Ms. Basian and Mssrs. Hiltzik, Kuster and Spanfeller, and a report on Form 5 was late in being filed for Mr. Zigmont. The delay generally was the result of our administrative difficulties and not the fault of any of the directors or executives. These reports reflected options granted to our non-employee directors for their attendance at meetings of the board of directors and audit committee, options and restricted shares of our common stock granted to some of our executives in consideration for their service to us, restricted shares of our common stock granted to an independent director, and the exercise of options where the grant had already been reported on a Section 16(a) report.

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

Back to Contents

Plan Category	Number of		Number of Securities
	Securities to be	Weighted-	Remaining Available for
	Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options, Warrants,	Options, Warrants,	Securities Reflecting in
	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	3,414,070	$2.46	846,219
Equity compensation plans not approved by security holders	1,532,893	$3.24	—

Total	4,946,963	$2.70	846,219

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

                       3.   Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 76 of this Form 10-K/A, which immediately precedes such exhibits, and is incorporated herein by reference.

Back to Contents

EXHIBIT INDEX

Exhibit Number
Description

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (17)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (17)
3.4	Amended and Restated Bylaws. (17)
4.1	Specimen common stock Certificate. (17)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (3)
10.2	Placement Agent Agreement, dated January 2, 2002, between Registrant and H.C. Wainwright & Co., Inc. (4)
10.3	Form of Purchase Agreement for the purchase and sale of common stock and warrants to purchase Common Stock, dated January 10, 2002, between Registrant and the purchaser’s party thereto.(4)
10.4	Form of Warrant to purchase Common Stock, dated January 10, 2002. (5)
10.5	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between Registrant and Vitamin Realty Associates, L.L.C. (6)
10.6	First Amendment to Lease Agreement, dated as of December 1997, between Registrant and Vitamin Realty Associates, L.L.C. (1)
10.7	Second Amendment to Lease Agreement, dated as of December 20,1999, between Registrant and Vitamin Realty Associates, L.L.C. (1)
10.8	Third Amendment to Lease Agreement, dated as of June 1, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (12)
10.9	Fourth Amendment to Lease Agreement, dated as of August 29, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (3)
10.10	Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Registrant and Vitamin Realty Associates, L.L.C. (12)
10.11	Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Registrant and Vitamin Realty Associates, L.L.C. (12)
10.12	Warrant to Purchase common stock of Registrant issued to JPMorgan Chase Bank on November 13, 2002. (13)
10.13	Form of Warrant to Purchase Shares of common stock of Registrant. (7)
10.14	Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (7)
10.15	Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (7)
10.16	Consulting Agreement with Kelly Harman dated January 21, 2003. (8)
10.17	Asset Purchase Agreement, dated March 7, 2003, between Registrant and Signal Perfection Limited. (12)

Back to Contents

10.18	Asset Purchase Agreement, dated as of June 10, 2003, between Registrant and Gores Technology Group. (9)
10.19	Employment Agreement with David C. Trachtenberg dated as of October 3, 2003. (10)
10.20	Restricted Stock Award to David C. Trachtenberg dated as of October 4, 2003. (10)
10.21	Restricted Stock Award Agreement with Karen Basian dated November 4, 2003, and with James Kuster, Michael Sternberg and Michael Toporek, each dated August 22, 2003. (10)
10.22	Warrant to Purchase Shares of common stock of Glowpoint, Inc. (11)
10.23	Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (11)
10.24	Placement Agent Agreement, dated August 4, 2003, between Registrant and Burham Hill Partners, as amended as of January 29, 2004. (17)
10.25	Restricted Stock Award Agreement with Dean Hiltzik, dated February 27, 2004. (17)
10.26	Amendment to Consulting Agreement with Kelly Harman, dated January 1, 2004. (17)
10.27	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (17)
10.28	Employment Agreement with Stuart Gold, dated as of March 11, 2004. (17)
10.29	Restricted Stock Award Agreement with Joseph Laezza, dated March 29, 2004. (17)
10.30	Restricted Stock Award Agreement with Stuart Gold, dated March 29, 2004. (17)
10.31	Form of Class A Warrant to Purchase common stock of Registrant. (14)
10.32	Form of Class B Warrant to Purchase common stock of Registrant. (14)
10.33	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (15)
10.34	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (15)
10.35	Form of Warrant to Purchase Common Stock, dated June 14, 2000. (16)
10.36	Warrant to Purchase common stock issued to JPMorgan Chase on March 6, 2003. (12)
10.37	Termination Agreement with Leo Flotron dated September 23, 2003. (10)
10.38	Restricted Stock Award Agreement with James Spanfeller, dated June 23, 2004. (18)

Back to Contents

10.39	Amended and Restated Employment Agreement with Michael Brandofino, dated July 1, 2004. (18)
10.40	Employment Agreement with Christopher Zigmont, dated July 1, 2004. (18)
10.41	Employment Agreement with Rod Dorsey, dated December 7, 2004. (19)
10.42	Second Amended and Restated Employment Agreement with Richard Reiss, dated December 31, 2004. (20)
10.43	Form of Common Stock Purchase Agreement, dated March 14, 2005. (21)
10.44	Form of Warrant to Purchase Common Stock, dated March 14, 2005. (21)
10.45	Form of Exchange Agreement, dated March 14, 2005. (22)
10.46	Sales Agent Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)
10.47	Development Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)
10.48	Joint Marketing Agreement between Glowpoint, Inc. and Sony Electronics, Inc., dated March 28, 2005. (22)
10.49	Settlement and Release Agreement between Glowpoint, Inc. and Gores Technology Group, dated March 4, 2005. (22)
21.1	Subsidiaries of Glowpoint, Inc. (2)
23.1	Consent of BDO Seidman, LLP. (23)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer. (23)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. (23)
32.1	Section 1350 Certification of the Chief Executive Officer. (23)
32.2	Section 1350 Certification of the Chief Financial Officer. (23)

(1)	Filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration No. 333-42518), and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 23, 2002, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (Registration No. 333-103227), and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal year quarter ended September 30, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2004, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (Registration No. 333-69432) and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2000, and incorporated herein by reference.
(17)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
(23)	Filed herewith.

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

Date: June 17, 2005

By:	/s/ David C. Trachtenberg
David C. Trachtenberg
Chief Executive Officer

Signature	Title

/s/ David C. Trachtenberg	Chief Executive Officer (Principal Executive Officer)
David Trachtenberg

/s/ Gerard E. Dorsey	Chief Financial Officer (Principal Financial and
Gerard E. Dorsey	Accounting Officer)

*	Chairman

Richard Reiss

*	Director

Karen Basian
Director
*

Dean Hiltzik
Director
*

James Spanfeller
Director
*

Michael Toporek

* By	/s/ Gerard E. Dorsey
Gerard E. Dorsey, Attorney-in-Fact