Form 10-Q/A
period 2005-03-31
GLOWPOINT INC
filed 2006-03-22
CIK 746210

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

Yes |_|   No |X|

         Check whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934.

Yes |_|   No |X|

         The number of shares outstanding of the registrant's Common Stock as of May 10, 2005 was 46,034,176.

                                 GLOWPOINT, INC

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Restated Condensed Consolidated Financial Statements

              Restated Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December
                  31, 2004*.......................................................................................1

              Unaudited Restated Consolidated Statements of Operations For the Three Months Ended March
                  31, 2005 and 2004...............................................................................2

              Unaudited Restated Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2005 and 2004...................................................................3

              Notes to Restated Condensed Consolidated Financial Statements.......................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................14

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................23

Item 4. Controls and Procedures..................................................................................23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................24

Item 3. Defaults Upon Senior Securities..........................................................................24

Item 4. Submission of Matters to a Vote of Security Holders......................................................24

Item 5. Other Information........................................................................................24

Item 6. Exhibits.................................................................................................24

Signatures.......................................................................................................25

* The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.

                                 GLOWPOINT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                (RESTATED-NOTE 3)

                                                                                    MARCH 31, 2005     DECEMBER 31, 2004*
                                                                                    --------------     ------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .................................................     $  13,683            $   4,497
     Escrowed cash .............................................................            --                  337
     Accounts receivable, net of allowance for doubtful accounts of
         $366 and $305, respectively ...........................................         2,035                1,872
     Receivable from Gores Technology Group ....................................            --                2,371
     Prepaid expenses and other current assets .................................           455                  554
                                                                                     ---------            ---------
         Total current assets ..................................................        16,173                9,631
Property and  equipment - net ..................................................         4,828                5,103
Other assets ...................................................................           261                  258
                                                                                     ---------            ---------
         Total assets ..........................................................     $  21,262            $  14,992
                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................     $   2,958            $   2,984
     Accrued expenses ..........................................................         2,163                2,421
     Derivative financial instrument ...........................................           586                  367
     Deferred revenue ..........................................................           475                  265
     Current portion of capital lease obligations ..............................            --                   35
                                                                                     ---------            ---------
         Total current liabilities .............................................         6,182                6,072

Derivative financial instrument, less current portion ..........................           755                  932
                                                                                     ---------            ---------

Total liabilities ..............................................................         6,937                7,004

Preferred stock, $.0001 par value; 5,000 shares authorized
     120 and 204 Series B shares outstanding, respectively (stated value of
     $2,888 and $4,888; liquidation value of $3,353 and $5,257).................         2,888                4,888

Stockholders' equity:
     Common stock, $.0001 par value; 100,000 shares authorized;
         45,966 and 37,884 shares outstanding, respectively ....................             5                    4
     Deferred compensation .....................................................        (1,021)              (1,176)
     Additional paid-in capital ................................................       160,099              148,510
     Accumulated deficit .......................................................      (147,406)            (143,998)
                                                                                     ---------            ---------
                                                                                        11,677                3,340
     Less: Treasury stock, 40 shares at cost ...................................          (240)                (240)
                                                                                     ---------            ---------
         Total stockholders' equity ............................................        11,437                3,100
                                                                                     ---------            ---------
              Total liabilities and stockholders' equity .......................     $  21,262            $  14,992
                                                                                     =========            =========

* Derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.


     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                (RESTATED-NOTE 3)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                     2005                  2004
                                                                                  -----------          -----------
                                                                                  (UNAUDITED)          (UNAUDITED)

Revenue ..................................................................        $   4,202         $   3,186
Cost of revenue ..........................................................            3,686             3,539
                                                                                  ---------         ---------
     Gross margin (loss)..................................................              516              (353)
                                                                                  ---------         ---------

Operating expenses
     Research and development ............................................              313               241
     Sales and marketing .................................................              923               556
     General and administrative ..........................................            3,028             2,482
                                                                                  ---------         ---------
Total operating expenses .................................................            4,264             3,279
                                                                                  ---------         ---------
Loss from operations .....................................................           (3,748)           (3,632)
                                                                                  ---------         ---------

Other (income) expense
     Amortization of deferred financing costs ............................               --               448
     Interest income .....................................................               (3)              (14)
     Interest expense ....................................................               42                67
     Amortization of discount on subordinated debentures .................               --             2,650
     Loss on exchange of debt ............................................               --               743
     Gain on settlement with Gores .......................................             (379)               --
                                                                                  ---------         ---------

Total other (income) expense, net ........................................             (340)            3,894
                                                                                  ---------         ---------
Net loss .................................................................           (3,408)           (7,526)
Preferred stock dividends ................................................              (89)              (74)
Preferred stock deemed dividends .........................................           (1,282)               --
                                                                                  ---------         ---------
Net loss attributable to common stockholders .............................        $  (4,779)        $  (7,600)
                                                                                  =========         =========

Net loss attributable to common stockholders per share:
     Basic and diluted ...................................................        $   (0.12)        $   (0.23)
                                                                                  =========         =========

Weighted average number of common shares:
     Basic and diluted ...................................................           39,020            32,363
                                                                                  =========         =========

     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                (RESTATED-NOTE 3)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2005              2004
                                                                                    -----------        ---------
Cash flows from Operating Activities:
   Net loss ....................................................................     $  (3,408)        $  (7,526)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization ...........................................           570               543
       Amortization of deferred financing costs ................................            --               448
       Amortization of discount on subordinated debentures .....................            --             2,650
       Loss on exchange of debt ................................................            --               743
       Other expense recognized for the increase in the estimated
         fair value of the debenture liability .................................            43                13
       Equity-based compensation ...............................................           189               181
       Gain on settlement with Gores............................................          (379)               --
       Common stock issued for interest on convertible debentures...............            --                45
       Other ...................................................................            --                83
       Increase (decrease) in cash attributable to changes in assets and liabilities:
           Escrowed cash .......................................................           337                (1)
           Accounts receivable .................................................          (163)              683
           Receivable from Gores Technology Group ..............................            --                59
           Other current assets ................................................            99               (48)
           Other assets ........................................................            (3)             (209)
           Accounts payable ....................................................           (26)             (661)
           Accrued expenses ....................................................          (165)             (158)
           Deferred revenue ....................................................           210                26
                                                                                     ---------         ---------
                Net cash provided (used in) operating activities................        (2,696)           (3,129)
                                                                                     ---------         ---------

Cash flows from Investing Activities:
   Proceeds from discontinued operations (Note 6)...............................         2,750                --
   Purchases of furniture, equipment and leasehold improvements ................          (295)             (309)
                                                                                     ---------         ---------
       Net cash used by investing activities ...................................         2,455              (309)
                                                                                     ---------         ---------

Cash flows from Financing Activities:
   Proceeds from issuance of common stock and warrants .........................         9,389            11,399
   Proceeds attributed to derivative financial instrument ......................            --             1,164
   Exercise of warrants and options, net .......................................            73               122
   Payments on capital lease obligations .......................................           (35)              (39)
                                                                                     ---------         ---------
       Net cash provided by financing activities ...............................         9,427            12,646
                                                                                     ---------         ---------

Increase in cash and cash equivalents ..........................................         9,186             9,208
Cash and cash equivalents at beginning of period ...............................         4,497             4,105
                                                                                     ---------         ---------
Cash and cash equivalents at end of period .....................................     $  13,683         $  13,313
                                                                                     =========         =========
Supplement disclosures of cash flow information:
Cash paid during the period for:
     Interest ..................................................................     $      53         $       8
                                                                                     =========         =========

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                      2005                2004
                                                                                    ---------           --------
Non-cash investing and financing activities:
   Deferred compensation and additional paid-in capital recorded for
     the issuance of restricted common stock ...................................    $      --         $     380
   Issuance of Series B convertible preferred stock in exchange for
     convertible debentures ....................................................           --             4,888
   Conversion of Series B convertible preferred stock to common stock ..........        2,000
    Preferred stock deemed dividends............................................        1,282                --
    Preferred stock dividends...................................................           96                74
    Equity issued as consideration for accrued preferred stock dividends........          183                --

     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 -- THE BUSINESS


       Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores) and, accordingly, the accompanying condensed consolidated financial statements do not include such operations (See Note 6). Our services include IP-based and ISDN-based videoconferencing services, which are provided principally on a subscription basis, and managed bridging conferencing services for multi-point video and audio communications among three or more participants. We also provide IP-based broadcasting and event services.

       On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. Tandberg named the GlowPoint Certified Program as a recognized external testing partner for its hardware and software products. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business are included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following pro forma information for the three months ended March 31, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004:

         (In thousands except per share amount)

         Revenue                                                        $4,066

         Gross profit                                                       80

         Net loss                                                       (7,278)

         Net loss attributable to common stockholders                   (7,352)

         Net loss attributable to common stockholders per share         $(0.23)

NOTE 2 -- BASIS OF PRESENTATION

       Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restatement adjustments-see Note 3) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the restated financial statements and footnotes thereto for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on March 17, 2006.

       The restated condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

       Our consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a loss from operations of $3.7 million and $3.6 million for the three months ended March 31, 2005 and 2004, respectively, and had negative operating cash flows of $2.7 million and $3.2 million, respectively, for the three months ended March 31, 2005 and 2004. At March 31, 2005, we had cash and cash equivalents of $13.7 million, working capital of $10.0 million and an accumulated deficit of $147.4 million. We raised net proceeds of $9.4 million in March 2005, but continue to sustain losses and negative operating cash flows. In March 2006, we commenced a restructuring of our business (see Note 9), and we are working on raising capital to fund such operations. However, there are no assurances that additional capital will be obtained. We believe that our available working capital at March 31, 2005 along with our operating activities will enable us to continue as a going concern through March 31, 2006.

NOTE 3-- RESTATEMENT

       We have identified errors in previously reported consolidated financial statements and have restated our condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006. The restatements as of March 31, 2005 and for the three months ended March 31, 2005 (the 2005 period) and 2004 (the 2004 period) relate to the following matters (the items described below will not aggregate the total amount of the restatement):

Balance Sheet as of March 31, 2005

         Account receivable, net of allowance for doubtful accounts. Accounts receivable, net was reduced by $1,070,000 as of March 31, 2005, principally for pre-billed revenue for April 2005 of $863,000 which was previously included in accounts receivable and has been reversed against the corresponding deferred revenue included in current liabilities. The allowance for doubtful accounts was increased by $139,000.

         Prepaid expenses and other current assets. Prepaid expenses and other current assets was reduced by $507,000 as of March 31, 2005. A monthly telecommunications invoice in the amount of $220,000, which was previously erroneously reflected as a prepaid expense, has been charged to expense in the 2005 period. Deferred installation costs associated with deferred activation revenues was previously overstated by $153,000, and $145,000 which was previously recorded as a sales tax receivable was determined to be uncollectible and written off in 2004.

         Property and equipment-net. Property and equipment-net was reduced by $6,996,000 at March 31, 2005, principally reflecting cost of revenue that was improperly capitalized as property and equipment, net of the related adjustment to accumulated depreciation. Property and equipment previously included purchases of videoconferencing equipment that represented the cost of sales associated with our VS business prior to 2004. Property and equipment also previously included telecommunication charges that represented the cost of service revenue, including approximately $585,000 that was improperly reclassified during the 2004 period. Additionally, during the 2004 period, we had improperly increased the estimated life of our network equipment.

         Goodwill-net. The goodwill-net of $2,548,000 at March 31, 2005 associated with the purchase of a business in 2001 was deemed to have become impaired prior to January 1, 2004, because we determined prior to 2004 that we would not pursue the development of such asset.

         Accrued expenses. Accrued expenses was increased by $817,000 at March 31, 2005, including $343,000 of telecommunication vendor bills and $569,000 related to sales tax.

         Derivative financial instrument. We have restated our financial statements to reflect the estimated fair value of a derivative financial instrument for the liquidated damages provisions of the registration rights agreement associated with our February 2004 financing. We estimated that the fair value of the derivative financial instrument as of March 31, 2005 was $1,341,000.

         Deferred revenue. Deferred revenue was reduced by $908,000 at March 31, 2005, which principally reflects the reversal of $863,000 of pre-billed revenue for April 2005 against the corresponding accounts receivable.

         Additional paid-in capital. Additional paid-in capital, as previously reported of $166,771,000 as of March 31, 2005 was reduced by $6,672,000. We reduced additional paid-in capital by $1,489,000 to properly account for the discount on convertible debentures associated with warrants and a beneficial conversion premium. We have reduced additional paid-in capital (and the corresponding loss on the exchange) recorded in connection with the exchange of convertible debentures for Series B convertible preferred stock, restricted stock and an adjustment to the exercise price of warrants in January 2004 by $611,000. We have reduced additional paid-in capital at March 31, 2005 for the reclassification of $2,888,000 of Series B convertible preferred stock to mezzanine. Additionally, we determined that $1,164,000 of the proceeds of our February 2004 financing were attributable to a derivative liability and we reduced additional paid-in capital. We have reduced additional paid-in capital for preferred stock dividends aggregating $458,000 (including $369,000 as of December 31, 2004) which were previously recorded as increases to the accumulated deficit.

Statement of Operations

         Accumulated Deficit. Our accumulated deficit as of March 31, 2005 was increased by $8,493,000. The most significant adjustment to our accumulated deficit relates to the improper capitalization of cost of revenue as property and equipment. The significant restatements to the net loss for the 2005 period and the 2004 period are described below:

         Revenue - Revenue was reduced by $65,000 and $39,000, respectively, for the three months ended March 31, 2005 and 2004. We have deferred the recognition of revenue associated with installation services from 2002 and 2003 over a 24 month period (the estimated average life of a subscription based customer). Previously, we recognized installation revenue at the time such services were completed. This change had the impact of increasing revenues by $32,000 for the 2005 period and reducing revenues by $26,000 for the 2004 period. There was also an increase of $33,000 in network services revenues in the 2005 period. The increases in the 2005 period were offset by a reduction in revenue of $39,000 associated with sales tax charged to customers that was erroneously classified as revenue and a reduction of $66,000 related to billing errors that were subsequently corrected, but erroneously reclassified from previously reported revenue and charged to the allowance for doubtful accounts.

         Cost of revenue - Cost of revenue was increased by $325,000 and $799,000, respectively, for the three months ended March 31, 2005 and 2004. For the 2004 period, approximately $610,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenue in the period. We recomputed the amount of our network costs allocated to cost of revenue, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network, which resulted in increases to cost of revenue of $348,000 and $114,000, respectively, for the 2005 and 2004 periods. Depreciation expense of $112,000 and $81,000, respectively, for the 2005 and 2004 periods previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues associated with bridging services. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated during the 2004 period by $138,000. Cost of revenue for the 2004 period was decreased by $53,000 to apply credits from telecommunications carriers to the appropriate periods. We also reduced cost of revenue for the 2004 period by $113,000 for costs incurred in 2003 that were previously recognized in the 2004 period.

         Research and development - Research and development expenses were decreased by $156,000 and $86,000, respectively, for the three months ended March 31, 2005 and 2004. The decrease in the 2005 period is a result of a reduction in the allocation of network costs of $90,000 and depreciation expense of $58,000, previously allocated to the expense category. The decrease in the 2004 period reflects a reclassification of $117,000 to general and administrative expenses.

         Sales and marketing - Sales and marketing expenses, previously referred to as selling, were decreased by $1,366,000 and $1,279,000, respectively, for the three months ended March 31, 2005 and 2004, respectively. The decreases reflect the reclassification of $1,380,000 and $871,000, respectively, to general and administrative expenses for the 2005 period and 2004 period. The 2005 period reflects an increase of $60,000 in costs associated with use of the network by sales and marketing personnel. The 2004 period reflects a reduction of $242,000 to reflect a proper allocation of network costs to sales expense and a reduction of $137,000 for sales commissions that should have been expensed prior to the 2004 period.

         General and administrative - General and administrative expenses were increased by $750,000 and $600,000, respectively, for the three months ended March 31, 2005 and 2004. We have reclassified to general and administrative expenses $1,383,000 and $988,000, respectively, for the 2005 and 2004 periods that were previously classified as selling ($1,380,000 and $871,000) and research and development ($3,000 and $117,000), which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $477,000 and $503,000, respectively, for the 2005 and 2004 periods, reflecting the reduction of fixed assets and a reclassification of depreciation expense related to bridging revenue. The re-allocation of network costs between cost of revenue, research and development, sales and marketing and general and administrative expenses resulted in a reduction of $317,000 and an increase of $118,000, respectively, in general and administrative expenses for the 2005 and 2004 periods. We also recognized additional expense of $69,000 and $60,000, respectively, in the 2005 and 2004 periods relating to sales tax.

         Other (income) expense - Other expense as previously reported of $50,000 for the 2005 period was adjusted by $390,000, which resulted in other income, as restated, of $340,000. Other expense for the 2004 period was decreased by $761,000. As a result of correcting the accounting with respect to our activities with Gores, we recognized a gain on the settlement of amounts due to Gores of $379,000 in the 2005 period. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $500,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock ($5,499,000) over the face amount of the subordinated convertible debentures ($4,888,000) in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

         Preferred stock deemed dividends -- We recognized deemed dividends of $1,167,000 during the 2005 period in connection with warrants and a reduced conversion price, which were offered as an inducement to convert preferred stock. In addition, we recognized deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing. There were no deemed dividends previously reported.

The following tables summarize the account balances that have been restated (dollars in thousands):

                                            Previously      As Restated      Previously      As Restated
                                             Reported                         Reported
                                        -------------------------------------------------------------------

     Balance sheets:                                 March 31, 2005                  December 31, 2004
                                                      (unaudited)
                                        -------------------------------------------------------------------
     ASSETS
     Cash and cash equivalents                    $ 13,683       $ 13,683          $ 4,586         $ 4,497
     Escrowed cash                                       0              0              337             337
     Accounts receivable, net                        3,105          2,035            2,763           1,872
     Receivable from Gores                               0              0            2,750           2,371
     Prepaid expenses and other
       current assets                                  962            455              939             554
                                        -------------------------------------------------------------------
        Total current assets                        17,750         16,173           11,375           9,631
     Property and equipment-net                     11,824          4,828           12,591           5,103
     Goodwill-net                                    2,548              0            2,548               0
     Other assets                                      339            261              296             258
                                        -------------------------------------------------------------------
           Total assets                           $ 32,461       $ 21,262         $ 26,810        $ 14,992
                                        ===================================================================
     LIABILITIES

     Accounts payable                               $2,959        $ 2,958          $ 2,833         $ 2,984
     Accrued expenses                                1,346          2,163            1,486           2,421
     Derivative                                          0            586                0             367
     Deferred revenue                                1,383            475            1,018             265
     Capital lease obligations                           0              0               35              35
                                           ----------------------------------------------------------------
        Total current liabilities                    5,688          6,182            5,372           6,072
     Deferred income taxes                             229              0              212               0
     Derivative, less current portion                    0            755                0             932
                                           ----------------------------------------------------------------
           Total liabilities                         5,917          6,937            5,584           7,004
     Preferred stock                                     0          2,888                0           4,888
     STOCKHOLDERS' EQUITY
     Common stock                                        5              5                4               4
     Additional paid-in capital                    166,771        160,099          157,323         148,510
     Accumulated deficit                         (138,913)      (147,406)        (134,530)       (143,998)
     Deferred compensation                         (1,079)        (1,021)          (1,331)         (1,176)
     Treasury stock                                  (240)          (240)            (240)           (240)
                                           ----------------------------------------------------------------
     Total stockholders' equity                     26,544         11,437           21,226           3,100
                                           ----------------------------------------------------------------
        Total liabilities and
           stockholders' equity                   $ 32,461       $ 21,262         $ 26,810        $ 14,992
                                           ================================================================

                                        Previously      As Restated     Previously    As Restated
                                         Reported                        Reported
                                     ---------------------------------------------------------------

Statements of Operations:                       Three months ended             Three months ended
                                                  March 31, 2005                 March 31, 2004
                                                   (unaudited)                    (unaudited)
                                     ---------------------------------------------------------------
Revenue                                       $ 4,267         $ 4,202        $ 3,225        $ 3,186
Cost of revenue                                 3,361           3,686          2,740          3,539
                                     ---------------------------------------------------------------
Gross margin (loss)                               906             516            485          (353)
                                     ---------------------------------------------------------------
Research and development                          469             313            327            241
Sales and marketing                             2,289             923          1,835            556
General and administrative                      2,278           3,028          1,882          2,482
                                     ---------------------------------------------------------------
Total operating expenses                        5,036           4,264          4,044          3,279
                                     ---------------------------------------------------------------
Loss from operations                          (4,130)         (3,748)        (3,559)        (3,632)
Other (income) expenses                            50           (340)          4,655          3,894
Income tax provision                               41               0              0              0
                                     ---------------------------------------------------------------
Income (loss) from continuing                 (4,221)         (3,408)        (8,214)        (7,526)
   operations
Discontinued (loss) operations                   (66)               0              0              0
                                     ---------------------------------------------------------------
Net (loss)                                    (4,287)         (3,408)        (8,214)        (7,526)
Preferred stock dividends                        (96)            (89)           (74)           (74)
Preferred stock deemed dividends                    0          1,282               0              0
Net (loss) attributable to
   common
   Stockholders                             $ (4,383)       $ (4,779)      $ (8,288)      $ (7,600)
Net loss attributable to common
   stockholders per share - basic
   and diluted                               $ (0.11)        $ (0.12)       $ (0.25)       $ (0.23)

NOTE 4 -- STOCK-BASED COMPENSATION

         We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for our employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, account for employee stock-based compensation utilizing the intrinsic value method. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No. 123 and SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", which requires disclosure of the pro forma effects on our net loss attributable to common stockholders and the related per share amounts as if SFAS No. 123 had been adopted as well as certain other information.

         The fair value of stock options or warrants issued in return for services rendered by non-employees is accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share for the three months ended March 31, 2005 and 2004 if the fair value based method had been applied to all awards.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2005             2004
                                                                                    ------------     -----------
                                                                                           (in thousands)
Net loss attributable to common stockholders, as reported ......................  $  (4,779)        $  (7,600)
Add: stock-based compensation expense included in reported loss.................        189               181
Deduct: total stock-based employee compensation expense determined
     under the fair value based method for all awards...........................       (439)             (390)
                                                                                  ---------         ---------

Pro forma net loss attributable to common stockholders..........................  $  (5,029)        $  (7,809)
                                                                                  =========         =========

Net loss attributable to common stockholders per share:
Basic and diluted - as reported ................................................  $    0.12         $    0.23
Basic and diluted - pro forma ..................................................  $    0.13         $    0.24

The weighted average grant date fair value of options granted during the three months ended March 31, 2005 and 2004 was $1.57 and $1.65, respectively. The weighted average grant date fair value of 190,000 shares of restricted common stock granted during the three months ended March 31, 2004 was $2.01. The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2005             2004
                                                                                    ------------     -----------
Risk free interest rate ........................................................        4.27%             4.87%
Expected lives .................................................................    10 years          10 years
Expected volatility ............................................................      101.05%           101.76%

NOTE 5 -- LOSS PER SHARE

       Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2005 and 2004 is the same as basic loss per share. A total of 14,780,000 and 11,052,000 potential shares of common stock for outstanding options and warrants and 2,059,000 and 1,288,000 shares of common stock issuable upon the conversion of our Series B convertible preferred stock have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively, because the effects would be antidilutive.

NOTE 6--SALE OF VS BUSINESS

       In September 2003, we completed the sale of all of the assets of our VS business to Gores pursuant to the terms of an asset purchase agreement dated as of June 10, 2003. The total consideration payable to us under the agreement was up to $24 million, consisting of $21 million in cash, of which $19 million was payable as of closing ($335,000 was placed in an escrow account) and $2 million was held back by Gores to cover potential purchase price adjustments, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing interest at 5% per annum and up to $2 million in earn-out payments based on performance of the assets over the two years following the closing. As partial consideration for the purchase of assets, Gores also assumed certain liabilities related to the VS segment, including (1) all liabilities to be paid or performed after the closing date that arose from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS business.

       Pursuant to the agreement, Gores agreed that, for a period of three years commencing on the closing date, it would not, directly or indirectly, acquire or own any equity interest in certain of our competitors identified in the agreement. The agreement further provided that Gores could acquire an identified competitor upon payment to us of a one-time fee of $5 million. In November 2004, Gores acquired V-SPAN, Inc., which was one of the identified competitors.

       Following the closing of the sale to Gores, we were unable to reach agreement with Gores on the amount, if any, of the adjustment to be made to the purchase price, which was based on the net assets, as defined, of the VS business sold to Gores as of June 30, 2003. Consequently, we entered into arbitration with Gores in July 2004, with PriceWaterhouseCoopers as the arbitrator. On January 12, 2005, we announced that the arbitrator had concluded that the net assets of the VS business sold to Gores should be reduced by $4.3 million.

       On March 7, 2005, we announced that we had entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the assets of the VS business, various payables between the companies and Gores' acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon, that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition. We will not receive any payments under the earnout provision in the agreement.

       We originally accounted for the arbitrator's ruling and settlement agreement with Gores as settlements of a contingency which became known prior to the issuance of the December 31, 2004 financial statements. Therefore, although the sale to Gores closed during 2003, we deferred recognition of the related gain until December 31, 2004. The arbitrator's adjustment of $4,340,000 related to the correction of specific financial reporting errors that should have adjusted prior period financial statements rather than being charged to the gain on the sale of the VS business.

       The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $100,000 of revenue that we recognized during the three months ended March 31, 2004, were previously deferred in the determination of the loss on the sale. The restated condensed consolidated financial statements exclude these amounts from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the three months ended March 31, 2005, when the settlement was reached with Gores.

       In addition, we have become aware of several other accounting errors whereby items unrelated to the sale of the VS business to Gores were inappropriately charged to the loss on the sale. We have determined that the matters addressed in the arbitrator ruling and the other corrections represent accounting errors. Accordingly, the accompanying restated financial statements reflect these items as corrections of errors prior to 2004 and the gain or loss on the transaction has been accounted for upon the closing in 2003. Pursuant to the settlement agreement with Gores in 2005, each party was released from amounts due to the other beyond the payment by Gores of $2,750,000 and the release of the escrowed cash to us. Accordingly, we recognized the gain on settlement.

NOTE 7 -- BANK LOAN PAYABLE

       In February 2004, we terminated a working capital credit facility with JPMorgan Chase. As a result of the termination of this facility, we wrote off $85,000 of unamortized deferred financing costs to expense in the three months ended March 31, 2004.

NOTE 8 -- STOCKHOLDER'S EQUITY

       In January 2004, in exchange for the cancellation and termination of debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the notes, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of Series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the unamortized discount on subordinated debentures and deferred financing costs were written off to expense, resulting in amortization of discount of $2,650,000 and amortization of deferred financing costs of $363,000 for the three months ended March 31, 2004. Additionally, we recognized a $743,000 loss on the exchange. The investors have anti-dulution rights. As a result of the February 2004 and March 2005 financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $2.242 and $2.49, respectively. In connection with the adjustment to the conversion price, we recognized deemed dividends of $115,000 in the 2005 period. The corresponding amount in the 2004 period was nominal, as was the incremental fair value for the adjustments to the exercise price of the warrants.

       In February 2004, we raised net proceeds of $12.4 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to the investors in the private placement to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection and as a result of the March 2005 financing, the exercise price was reduced to $2.56 (the incremental fair value was nominal). We also issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share with an estimated fair value of $895,000.

       The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if the Company failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing were attributed to the estimated fair value of the derivative liability. As of March 31, 2005 and December 31, 2004, we estimated the fair value of the derivative liability to be $1,341,000 and $1,298,000, respectively, and recognized other expense of $43,000 and $13,000, respectively, for the three months ended March 31, 2005 and 2004.

       In March 2005, we raised net proceeds of $9.4 million in a private placement of 6,766,667 shares of our common stock at $1.50 per share. We also issued warrants to the investors in the private placement to purchase 2,666,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection.

       In March 2005, 83.333 shares of our outstanding Series B convertible preferred stock and accrued dividends of $183,000 were exchanged for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock with an aggregate fair value of $1,350,000. We recognized deemed dividends of $1,167,000 during the three months ended March 31, 2005 in connection with the warrants and a reduced conversion price, which were offered as an inducement to convert.

NOTE 9--SUBSEQUENT EVENTS

       In April, 2005, we amended our operating lease for our Hillside, New Jersey office to extend the term of the lease through April 2007. At such time, we also increased the square feet under lease. Payments under the amended lease aggregate $197,000, $218,000 and $73,000 for the years ending December 31, 2005, 2006 and 2007, respectively, excluding operating costs.

       In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and general and administrative costs. As part of the strategic initiative, we implemented management changes, including the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. We also announced that Gerard Dorsey, executive vice president and chief financial officer since December 2004, will be leaving Glowpoint in April 2006 to pursue other opportunities.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2005 (the 2005 period) and the three months ended March 31, 2004 (the 2004 period), and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

OVERVIEW

       Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services over its carrier-grade IP based subscriber network enabling users to connect across the United States, as well as to business centers around the world. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores). See Note 4 to the consolidated financial statements for further information.

       On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO:TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.000 certain assets and the customer base of Tandberg-owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired.

       In the 2005 period, we entered into a strategic alliance with Sony Electronics, Inc. to create and launch a complete, Sony customized, user friendly video communication solution focused on broadening the use of IP-based video in and out of traditional office environments. The Sony service, powered by Glowpoint, is designed to bring together Sony's state-of-the-art line of video conferencing systems with our patent-pending advanced IP-based video applications and network services. The two companies are also developing joint initiatives to support the growing use of IP-based video for more diverse and innovative applications, including the broadcasting production segment where Sony is a recognized leader in providing customers with advanced audio and video equipment and systems. Through a "private label" arrangement, the two companies plan on delivering a customized Sony experience that will allow subscribers to see and talk to anyone, anywhere around the world regardless of network technology and device. Additionally, as part of the alliance and to support development of the new service, Sony will install the Glowpoint powered solution into a number of its office locations in the U. S.

       On March 7, 2005, we announced a settlement agreement with Gores, resolving the outstanding disputes relating to the sale of the assets of our VS business to Gores in September 2003. The agreement also covered Gores' acquisition of V-SPAN Inc. in November 2004. Pursuant to the terms of the settlement agreement, Gores paid us $2.75 million and released to us the $335,000 that was escrowed at the closing of the asset sale. Also as part of the settlement, we dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

       On March 14, 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10.15 million, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totalling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise."

RESTATEMENT AND RELATED MATTERS


       On June 2, 2005, we dismissed our independent accounting firm, BDO Seidman LLP, for geographic reasons, and retained the independent accounting firm of Eisner LLP. In the course of its initial assessment of our December 31, 2004 balance sheet, Eisner raised certain issues relating to property and equipment. Our internal accounting team looked into the matter and subsequently concluded, on a preliminary basis, that the costs associated with certain purchases of videoconferencing equipment for resale and certain other operating costs that represented cost of revenue had erroneously been capitalized as property and equipment.

       These preliminary conclusions were discussed at a meeting of our board of directors on July 21, 2005. At that meeting, our Audit Committee determined to undertake an independent investigation of the matter. Following that meeting, our internal accounting team conducted a further review of the audited financial statements for 2002 through 2004 and held several discussions with our former CFO. Based on these discussions, on August 2, 2005, we concluded that our financial statements for fiscal years 2002 through 2004 (and the related quarters) and the quarter ended March 31, 2005 needed to be restated and should no longer be relied upon.

       We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have restated our consolidated financial statements as of December 31, 2004 and for the year then ended and our unaudited condensed consolidated financial statements for the interim periods within 2004, which have been filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006. We have also restated our condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which are included elsewhere in this Report on Form 10-Q/A. We have described the specific impact of the restatement on the 2005 period in the more detailed discussion below.

       Our internal accounting team is working diligently to complete our fiscal 2005 results. Restating financial statements for fiscal years 2002 and 2003 will require significant additional time and resources, primarily because of the following reasons:

o During 2003, we completed the sale of our VS business to Gores. As part of the sale, we transferred four data communication servers which contained various documents and audit support workpapers associated with the books and records of the VS business for all periods prior to the sale. We did not retain backups of the information on those servers and we just recently received data downloads from such servers. Gores was only able to locate three of the four servers transferred.

o We may not be able to quantify inventory in periods prior to 2004. Effective with the sale to Gores, we no longer owned any inventory and BDO Seidman was the only auditor who observed the physical inventory counts that affect those periods. To date, we have not been able to verify such inventory amounts, which will be necessary in order to complete a restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003. We will take all available actions to gain access to the BDO Seidman workpapers.

       At this time, we cannot determine whether the resolution of the above items will enable us to restate fiscal years 2002 and 2003 in a reasonable amount of time or at all.

       AUDIT COMMITTEE INVESTIGATION. The Audit Committee commenced its independent investigation following the July 21, 2005 board meeting. The Audit Committee hired independent counsel, the law firm of Kronish Lieb Weiner & Hellman LLP, to conduct the investigation. Kronish Lieb retained a forensic audit firm, Alix Partners LLP, to assist in the investigation. The investigation was concluded in late September 2005 and found that expenses associated with services provided to and equipment purchased by customers during 2001 through 2003 were improperly capitalized as additions to our fixed assets, and that such practices affected our 2001 through 2004 financial statements. The Audit Committee investigation also found that, during the same period, some of the amounts associated with practices described in the preceding sentence were written off in subsequent accounting journal entries that were themselves improper, and that similarly improper additions to our fixed assets continued even after such write-offs had occurred. Our prior CFO, who participated in these practices and under whose supervision they occurred, left Glowpoint in April 2005 after the planned relocation of the finance department from New Hampshire to our headquarters in New Jersey. In addition to issues affecting fixed assets, the investigation found that during the relevant period, we lacked adequate internal accounting controls. Finally, the investigation identified certain areas that warrant further review, including past revenue recognition practices when we were a reseller of videoconferencing equipment, costs allocated to the accounting associated with the Gores transaction and internal reallocation of communication costs.

       As noted above, the Audit Committee investigation found that during the relevant periods being restated, we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

       The Audit Committee investigation further found that our current management has instituted improved internal accounting controls, including the hiring of our current CFO based in New Jersey and the subsequent relocation and restaffing of the finance organization to our headquarters in April 2005. Our restaffing included a corporate Controller who has over twenty years experience in public company reporting, has earned his CPA and will become our acting CFO in April 2006. We also instituted a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors. We are continuing to evaluate and improve our internal control procedures, where applicable.

       SEC INQUIRY. On August 2, 2005, we contacted the Securities and Exchange Commission to notify it of our determination to restate our financial statements. On August 3, 2005, the SEC notified us that it was conducting an informal inquiry into our reported accounting issues. The SEC has met with our outside counsel as well as counsel to the Audit Committee. The SEC also sent us a document production request on October 27, 2005, and we responded to the request on November 14, 2005. The SEC has also recently contacted our former CFO and BDO Seidman LLP, our former independent accounting firm.

       DELISTING. On August 16, 2005, we received a letter from the Nasdaq National Market indicating that our common stock would be delisted from Nasdaq because of our failure to timely file our Form 10-Q for the quarter ended June 30, 2005. We requested and were granted a hearing to seek a conditional listing exception. The hearing occurred on September 15, 2005. On October 3, 2005, the Nasdaq Listing Qualifications Panel notified us that our common stock would be delisted from the Nasdaq National Market effective with the open of business on October 5, 2005. Our common stock now trades over the counter in the pink sheets under the symbol "GLOW.PK".

    Results of Operations

       The following table sets forth for the three months ended March 31, 2005 and 2004, information derived from our restated consolidated financial statements expressed as a percentage of our revenues:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                           2005             2004
                                                                                          ------           ------
Net revenues.................................................................              100.0%           100.0%
Cost of revenues.............................................................               87.7            111.1
                                                                                          ------           ------
Gross margin.................................................................               12.3            (11.1)
                                                                                          ------           ------

Operating expenses:
     Research and development................................................                7.4              7.6
     Sales and marketing.....................................................               22.0             17.5
     General and administrative..............................................               72.1             77.9
                                                                                          ------           ------
Total operating expenses.....................................................              101.5            102.9
                                                                                          ------           ------
Loss from operations.........................................................              (89.2)          (114.0)
                                                                                          ------           ------
Other (income) expense:
     Amortization of deferred financing costs................................                0.0             14.1
     Interest income.........................................................               (0.1)            (0.4)
     Interest expense........................................................                1.0              2.1
     Amortization of discount on subordinated debentures.....................                0.0             83.2
     Loss on exchange of debt................................................                0.0             23.3
     Gain on settlement with Gores...........................................               (9.0)              --
                                                                                          ------           ------
Total other (income) expenses, net...........................................               (8.1)           122.2
                                                                                          ------           ------
Net loss.....................................................................              (81.1)          (236.2)
Preferred stock dividends....................................................               (2.1)            (2.3)
Preferred stock deemed dividends.............................................              (30.5)              --
                                                                                          ------           ------
Net loss attributable to common stockholders.................................             (113.7)          (238.5)
                                                                                          ======           ======

THREE MONTHS ENDED MARCH 31, 2005 ("2005 PERIOD") COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 ("2004 PERIOD").

     Revenue. Revenue increased $1.0 million, or 32%, in the 2005 period to $4.2 million from $3.2 million for the 2004 period. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base) increased $0.3 million, or 13%, in the 2005 period to $2.7 million from $2.4 million for the 2004 period. Contractual revenue related to the Network Services customer base (formerly known as NuVision) was $0.1 million in the 2005 period. We received no revenue from this customer base in the 2004 period because we acquired it from Tandberg USA in May 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.7 million, or 88% in the 2005 period to $1.5 million from $0.8 million for the 2004 period. The growth in non-subscription revenue was the result of $0.8 million in revenue from the Network Services customer base.

     Restatement Impact: Revenue was reduced by $65,000 and $39,000, respectively, for the three months ended March 31, 2005 and 2004. We have deferred the recognition of revenue associated with installation services for 2002 and 2003 over a 24 month period (the estimated average life of a subscription based customer ). Previously, we recognized installation revenues at the time such services were completed. This change had the impact of increasing revenues by $32,000 for the 2005 period and decreasing revenues by $26,000 for the 2004 period. There was also an increase of $33,000 in network services revenues in the 2005 period. The increases in the 2005 period were offset by a reduction in revenue of $39,000 associated with sales tax charged to customers that was erroneously classified as revenue and a reduction of $66,000 related to billing errors that were subsequently corrected, but erroneously reclassified from previously reported revenue and charged to the allowance for doubtful accounts.

     Cost of Revenue. Cost of revenue increased $0.1 million, or 4%, in the 2005 period to $3.7 million from $3.5 million for the 2004 period. Infrastructure costs (defined as backbone related costs of network) decreased $0.1 million, or 11%, in the 2005 period to $1.0 million from $1.1 million for the 2004 period. Access costs (defined as costs of connecting subscriber locations to the network) decreased $0.3 million, or 6%, in the 2005 period to $1.3 million from $1.6 million for the 2004 period. The decline in access costs in the 2005 period was the result of the renegotiation of rates and the migration of service to lower cost providers where possible. Costs associated with the Network Services customer base were $0.5 million for the 2005 period. Other costs of revenue decreased $0.1 million, or 13%, in the 2005 period to $0.7 million from $0.8 million for the 2004 period. The rate of increase in our gross profit percentage is not indicative of results expected to be achieved in subsequent periods.

     Restatement Impact: Cost of revenue was increased by $325,000 and $799,000, respectively, for the three months ended March 31, 2005 and 2004. For the 2004 period, approximately $610,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenue in the period. We recomputed the amount of our network costs allocated to cost of revenue, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network, which resulted in increases to cost of revenue of $348,000 and $114,000, respectively, for the 2005 and 2004 periods. Depreciation expense of $112,000 and $81,000, respectively, for the 2005 and 2004 periods previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues associated with bridging services. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated during the 2004 period by $138,000. Cost of revenue for the 2004 period was decreased by $53,000 to apply credits from telecommunications carriers to the appropriate periods. We also reduced cost of revenue for the 2004 period by $113,000 for costs incurred in 2003 that were previously recognized in the 2004 period.

     Research and Development. Research and development expense, which includes the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $0.1 million in the 2005 period to $0.3 million from $0.2 million for the 2004 period. The increase was a result of increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners. Research and development expense as a percentage of revenue was 7.4% and 7.6%, respectively, for the 2005 and 2004 periods.

     Restatement Impact: Research and development expenses were decreased by $156,000 and $86,000, respectively, for the three months ended March 31, 2005 and 2004. The decrease in the 2005 period is a result of a reduction in the allocation of network costs of $90,000 and depreciation expense of $58,000, previously allocated to this expense category. The decrease in the 2004 period reflects a reclassification of $117,000 to general and administrative expenses.

     Sales and Marketing. Sales and marketing expense, which includes salaries of our direct sales force, sales engineers and marketing personnel, commissions, overhead and marketing costs, increased $0.4 million in the 2005 period to $0.9 million, from $0.6 million in the 2004 period. The primary causes of the increase in costs for the 2005 period were the $0.4 million increase in salaries, benefits and travel costs resulting from the addition of a direct sales force of 11 employees and an increase of $0.1 million in marketing expense associated with a sales lead generation program. Sales and marketing expense as a percentage of revenue was 22.0% and 17.5%, respectively, for the 2005 and 2004 periods.

     Restatement Impact: Sales and marketing expenses, previously referred to as selling, were decreased by $1,366,000 and $1,279,000, respectively, for the three months ended March 31, 2005 and 2004, respectively. The decreases reflect the reclassification of $1,380,000 and $871,000, respectively, to general and administrative expenses for the 2005 and 2004 periods. The 2005 period reflects an increase of $60,000 in costs associated with use of the network by sales and marketing personnel. The 2004 period reflects a reduction of $242,000 to reflect a proper allocation of network costs to sales expense and a reduction of $137,000 for sales commissions that should have been expensed prior to the 2004 period.

     General and Administrative. General and administrative expenses increased $0.5 million in the 2005 period to $3.0 million from $2.5 million in the 2004 period. The primary components of the increase were $0.1 million in salaries and benefits related to executive management, $0.1 million increase in equity-based compensation recorded in connection with the issuance of restricted stock and warrants as compensation and an increase of $0.1 million of additional provision for bad debt. General and administrative expenses as a percentage of net revenues was 71.5% for the 2005 period, a decrease from 77.9% for the 2004 period.

     Restatement Impact: General and administrative expenses were increased by $750,000 and $600,000, respectively, for the three months ended March 31, 2005 and 2004. We have reclassified to general and administrative expenses $1,383,000 and $988,000, respectively, for the 2005 and 2004 periods that were previously classified as selling ($ and $871,000) and research and development ($ and $117,000), which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $349,000 [$477,000?] and $323,000 [$503,000?], respectively, for the 2005 and 2004 periods, reflecting the reduction of fixed assets and a reclassification of depreciation expense related to bridging revenue. The re-allocation of network costs between cost of revenue, research and development, sales and marketing and general and administrative expenses resulted in a reduction of $254,000 [$318,000?] and an increase of $88,000, respectively, in general and administrative expenses for the 2005 and 2004 periods. We also recognized additional expense of $69,000 and $60,000, respectively, in the 2005 and 2004 periods relating to sales tax.

     Other (income) expense. Other income of $0.3 million for the 2005 period principally reflects a gain on the settlement of an amount owed to Gores. Other expense of $3.9 million for the 2004 period principally reflects amortization of discount on convertible debentures and related deferred financing costs and a loss on exchange of the debentures for Series B convertible preferred stock, common stock and a modification to the warrants.

     Restatement Impact. Other expense as previously reported of $50,000 for the 2005 period was adjusted by $390,000, which resulted in other income, as restated, of $340,000. Other expense for the 2004 period was decreased by $761,000. As a result of correcting the accounting with respect to our activities with Gores, we recognized a gain on the settlement of amounts due to Gores of $379,000 in the 2005 period. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $500,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock ($5,499,000) over the face amount of the subordinated convertible debentures ($4,888,000) in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

         Preferred stock deemed dividends. We recognized deemed dividends of $1,167,000 during the 2005 period in connection with warrants and a reduced conversion price, which were offered as an inducement to convert preferred stock. In addition, we recognized deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing. There were no deemed dividends previously reported.

     Net loss. Net loss attributable to common stockholders decreased to $4.8 million, or $0.12 per basic and diluted share, in the 2005 period from $7.6 million, or $0.23 per basic and diluted share, for the 2004 period.

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

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                      2005                2004
                                                                                   ---------         ---------
Net loss attributable to common stockholders ...................................   $  (4,779)        $  (7,600)
     Depreciation and amortization .............................................         570               543
     Amortization of deferred financing costs ..................................          --               448
     Amortization of discount on subordinated debentures .......................          --             2,650
     Loss on exchange of debt ..................................................          --               743
     Equity-based compensation .................................................         189               181
     Gain from discontinued VS operations ......................................        (379)               --
     Preferred stock dividends .................................................       1,371                74
     Interest expense, net .....................................................          42                53
                                                                                   ---------         ---------
EBITDA from continuing operations ..............................................   $  (2,986)        $  (2,908)
                                                                                   =========         =========


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had working capital of $10.0 million compared to $3.6 million at December 31, 2004. We had $13.7 million in cash and cash equivalents at March 31, 2005 compared to $4.5 million at December 31, 2004. The $6.4 million increase in working capital resulted primarily from the net proceeds from the March 2005 private placement of common stock of $9.4 million.

         In January 2004, in exchange for the cancellation and termination of debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75.

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

         In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10.15 million, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totalling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise".

         In February 2004, we terminated a $7.5 million revolving credit facility with JPMorgan Chase.

         Net cash used in operating activities was $2.7 million and $3.1 million, respectively, during the 2005 and 2004 periods. For the 2005 period, we had a net loss of $3.4 million, a gain on settlement with Gores of $0.4 million, an increase in accounts receivable of $0.2 million and a decrease in accrued expenses of $0.2 million, offset by depreciation and amortization of $0.5 million, $0.2 million of equity-based compensation, the collection of $0.3 million of escrowed cash and an increase in deferred revenue of $0.2 million. For the 2004 period, we had a net loss of $7.5 million, an increase in other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $0.8 million, partially offset by depreciation and amortization of $0.5 million, amortization of debenture discount and deferred financing costs of $3.1 million, loss on exchange of convertible debentures of $0.7 million and equity-based compensation of $0.2 million.

         During the quarter ended March 31, 2005, there were no material changes in our contractual obligations.

         Cash provided by investing activities for the 2005 period was $2.5 million and cash used in investing activities for the 2004 period was $0.3 million. In the 2005 period, we collected $2.8 million from Gores. The balance of investing activities for both periods related to purchases of network and computer equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions for 2005. We do not anticipate current expansion for the network and therefore have no significant commitments to make capital expenditures in 2005.

         Cash provided by financing activities for the 2005 period and 2004 period were $9.4 million and $12.6 million, respectively. Financing activities for the 2005 period and 2004 period included receipt of the $9.4 million and $11.4 million of net proceeds from the private placements of common stock and warrants. The 2004 period includes $1.2 million of proceeds attributable to a derivative financial instrument.

         We believe that our available capital as of March 31, 2005, together with our operating activities, will enable us to continue as a going concern through March 31, 2006.

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. The significant areas of estimation includes determining the allowance for bad debts, accrued sales tax, the estimated lives of property and equipment and the fair value of the derivative financial instrument.

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

LONG-LIVED ASSETS

         We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2005 period, no impairment losses were recorded.

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

ITEM 4.  CONTROLS AND PROCEDURES

         During the period covered by this report, we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

         Our current management team, under the supervision of our Chief Executive Officer and Chief Financial Officer, has instituted improved internal accounting controls, including the hiring of our current CFO based in New Jersey and the subsequent relocation and restaffing of the finance organization to our headquarters in April 2005. Our restaffing included a corporate Controller who has over twenty years experience in public company reporting, has earned his CPA and will become our acting CFO in April 2006. We also instituted a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors. We are continuing to evaluate and improve our internal control procedures, where applicable.

OTHER INFORMATION

ITEM 5.  LEGAL PROCEEDINGS

         We are defending several suits in the ordinary course of business that are not material to our business, financial condition or results of operations.

ITEM 6.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In March 2005, we raised net proceeds of $9.4 million in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,666,667 shares of common stock. The issued shares and shares underlying the warrants were registered pursuant to our Registration Statement on Form S-3 (registration No. 333-114207), which was filed with the Securities and Exchange Commission on April 5, 2004 and declared effective on April 16, 2004. The warrants were not registered under the Securities Act in reliance on the exemption provided by Rule 506 of Regulation D. The warrants are exercisable beginning on September 15, 2005 and expire on March 14, 2010, five years after the closing date. The proceeds will be used for general corporate purposes.

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

ITEM 7.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 8.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 9.  OTHER INFORMATION

         None.

ITEM 10. EXHIBITS

         None.

(i) SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GLOWPOINT, INC.
                                                  Registrant

Date:  March 22, 2006                        By:  /s/ David C. Trachtenberg
                                                  -------------------------
                                                  David C. Trachtenberg, Chief
                                                    Executive Officer
                                                  (principal executive officer)

Date:  March 22, 2006                        By:  /s/ Gerard E. Dorsey
                                                  --------------------
                                                  Gerard E. Dorsey, Chief
                                                    Financial Officer
                                                  (principal financial and
                                                    accounting officer)