Form 10-Q
period 2005-06-30
GLOWPOINT INC
filed 2006-04-20
CIK 746210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Yes [_]   No [X]

         Check whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934.

Yes [_]   No [X]

         The number of shares outstanding of the registrant's Common Stock as of August 12, 2005 was 45,966,340.

                                 GLOWPOINT, INC

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Restated Condensed Consolidated Financial Statements*

              Condensed Consolidated Balance Sheet at June 30, 2005 (unaudited) and Restated Condensed
                  Consolidated Balance Sheet at December 31, 2004*................................................1

              Unaudited Condensed Consolidated Statements of Operations For the Six Months and Three
                  Months ended  June 30, 2005 and 2004 (Restated)  ...............................................2

              Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June
                  30, 2005 and 2004 (Restated)....................................................................3

              Notes to Condensed Consolidated Financial Statements................................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................20

Item 4. Controls and Procedures..................................................................................20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................21

Item 3. Defaults Upon Senior Securities..........................................................................21

Item 4. Submission of Matters to a Vote of Security Holders......................................................21

Item 5. Other Information........................................................................................21

Item 6. Exhibits.................................................................................................21

Signatures.......................................................................................................22

* The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.

                                 GLOWPOINT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                    JUNE 30, 2005     DECEMBER 31, 2004*
                                                                                    -------------     -----------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents .................................................        $   9,041         $   4,497
     Escrowed cash .............................................................             --                 337
     Accounts receivable, net of allowance for doubtful accounts of
         $341 and $305; respectively ...........................................            2,171             1,872
     Receivable from Gores Technology Group ....................................             --               2,371
     Prepaid expenses and other current assets .................................              848               554
                                                                                        ---------         ---------
         Total current assets ..................................................           12,060             9,631
Property and  equipment, net ...................................................            4,967             5,103
Other assets ...................................................................              256               258
                                                                                        ---------         ---------
         Total assets ..........................................................        $  17,283         $  14,992
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................        $   2,590         $   2,984
     Accrued expenses ..........................................................            2,528             2,421
     Current portion of derivative financial instrument ........................              806               367
     Deferred revenue ..........................................................              508               265
     Capital lease obligations .................................................             --                  35
                                                                                        ---------         ---------
         Total current liabilities .............................................            6,432             6,072

Derivative financial instrument, less current portion ..........................              573               932
                                                                                        ---------         ---------

               Total liabilities ...............................................            7,005             7,004

Preferred stock, $.0001 par value; 5,000 shares authorized; 120 and 204 Series B shares issued and outstanding, (stated value of $2,888 and $4,888;
     liquidation value of $3,220 and $5,257), respectively .....................            2,888             4,888
                                                                                        ---------         ---------

Stockholders' Equity:
     Common stock, $.0001 par value; 100,000 shares authorized; 46,006 and
         37,855 shares issued; 45,966 and 37,815 shares
         outstanding, respectively .............................................                5                 4
     Deferred compensation .....................................................             (865)           (1,176)
     Additional paid-in capital ................................................          160,075           148,510
     Accumulated deficit .......................................................         (151,585)         (143,998)
                                                                                        ---------         ---------

                                                                                            7,630             3,340
     Less: Treasury stock, 40 shares at cost ...................................             (240)             (240)
                                                                                        ---------         ---------
         Total stockholders' equity ............................................            7,390             3,100
                                                                                        ---------         ---------
         Total liabilities and stockholders' equity ............................        $  17,283         $  14,992
                                                                                        =========         =========

* Derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.

     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                              -------------------------     ---------------------------
                                                                  2005           2004           2005           2004
                                                              ----------     ----------     ----------     -----------
                                                                             (RESTATED)                     (RESTATED)
                                                                             ----------                    -----------
Revenues ...............................................      $  8,599       $  7,365       $  4,397       $  4,179
Cost of revenues .......................................         7,692          7,611          4,006          4,072
                                                              --------       --------       --------       --------
     Gross margin (loss) ...............................           907           (246)           391            107
                                                              --------       --------       --------       --------

Operating expenses:
     Research and development ..........................           576            481            263            240
     Sales and marketing ...............................         2,148          1,259          1,225            703
     General and administrative ........................         6,101          5,242          3,073          2,760
                                                              --------       --------       --------       --------
Total operating expenses ...............................         8,825          6,982          4,561          3,703
                                                              --------       --------       --------       --------

Loss from operations ...................................        (7,918)        (7,228)        (4,170)        (3,596)
                                                              --------       --------       --------       --------

Other (income) expenses:
     Amortization of deferred financing costs ..........          --              448           --             --
     Interest (income) expense, net ....................           (33)            21            (29)           (19)
     Increase in fair value of derivative financial
         instrument ....................................            81             43             38             30
     Amortization of discount on subordinated
         debentures ....................................          --            2,650           --             --

     Loss on exchange of debt ..........................          --              743           --             --

     Gain on settlement with Gores .....................          (379)          --             --             --
                                                              --------       --------       --------       --------
Total other (income) expense, net ......................          (331)         3,905              9             11
                                                              --------       --------       --------       --------
Net loss ...............................................        (7,587)       (11,133)        (4,179)        (3,607)
Preferred stock dividends ..............................          (147)          (171)           (58)           (97)
Preferred stock deemed dividends .......................        (1,282)          --             --             --
                                                              --------       --------       --------       --------
Net loss attributable to common
     stockholders ......................................      $ (9,016)      $(11,304)      $ (4,237)      $ (3,704)
                                                              ========       ========       ========       ========

Net  loss attributable to common stockholders per share:
     Basic and diluted .................................      $  (0.21)      $  (0.32)      $  (0.09)      $  (0.10)
                                                              ========       ========       ========       ========

Weighted average number of common shares:
     Basic and diluted .................................        42,532         34,860         45,966         37,332
                                                              ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                       2005               2004
                                                                                     --------          ---------
                                                                                                       (RESTATED)
                                                                                                       ----------
Cash flows from Operating Activities:
   Net loss ................................................................         $ (7,587)         $(11,133)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .......................................            1,147             1,102
       Amortization of deferred financing costs ............................             --                 448
       Amortization of discount on subordinated debentures .................             --               2,650
       Loss on exchange of debt ............................................             --                 743
       Other expense recognized for the increase in the
           estimated fair value of the debenture liability .................               81                43
       Common stock issued for interest on convertible debentures ..........             --                  45
       Gain on settlement with Gores .......................................             (379)             --
       Equity-based compensation ...........................................              378               378
       Other ...............................................................             --                  38
       Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
           Escrowed cash ...................................................              337                (1)
           Accounts receivable .............................................             (299)               75
           Receivable from Gores Technology Group ..........................             --                (392)
           Prepaid expenses and other current assets .......................             (294)             (119)
           Other assets ....................................................                2              (215)
           Accounts payable ................................................             (394)             (806)
           Accrued expenses ................................................              142               923
           Deferred revenue ................................................              243                19
                                                                                     --------          --------
                Net cash used in operating activities ......................           (6,623)           (6,202)
                                                                                     --------          --------

Cash flows from Investing Activities:
   Proceeds from discontinued operations (Note 6) ..........................            2,750              --
   Purchases of property, equipment and leasehold improvements .............           (1,011)             (568)
                                                                                     --------          --------
       Net cash used in investing activities ...............................            1,739              (568)
                                                                                     --------          --------

Cash flows from Financing Activities:
   Proceeds from issuance of common stock and warrants .....................            9,389            11,399
   Offering costs ..........................................................             --                 (27)
   Proceeds attributed to derivative financial instrument ..................             --               1,164
   Exercise of warrants and options, net ...................................               74               559
   Payments on capital lease obligations ...................................              (35)              (64)
                                                                                     --------          --------
       Net cash provided by financing activities ...........................            9,428            13,031
                                                                                     --------          --------

Increase in cash and cash equivalents ......................................            4,544             6,261
Cash and cash equivalents at beginning of period ...........................            4,497             4,105
                                                                                     --------          --------
Cash and cash equivalents at end of period .................................         $  9,041          $ 10,366
                                                                                     ========          ========

Supplement disclosures of cash flow information:
Cash paid during the period for:
    Interest ...............................................................         $      1          $     15
                                                                                     ========          ========


          See accompanying notes to consolidated financial statements.

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   2005            2004
                                                                                 ------         -------
                                                                                               (RESTATED)
                                                                                                --------
Non-cash investing and financing activities:
   Deferred compensation and additional paid-in capital recorded for the
     issuance of restricted common stock ...............................         $ --           $  511
   Issuance of Series B convertible preferred stock in exchange for
     convertible debentures ............................................           --            4,888
   Conversion of Series B convertible preferred stock to common
     stock .............................................................          2,000           --
   Preferred stock deemed dividends ....................................          1,282           --
   Preferred stock dividends ...........................................            147            171
   Equity issued as consideration for accrued preferred stock
     dividends .........................................................            183           --



     See accompanying notes to condensed consolidated financial statements.

                                 GLOWPOINT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 -- THE BUSINESS

         Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores) and accordingly, the accompanying condensed consolidated financial statements do not include such operations (See Note 6). Our services include IP-based and ISDN-based videoconferencing services, which are provided principally on a subscription basis, and managed bridging conferencing services for multi-point video and audio communications among three or more participants. We also provide IP-based broadcasting and event services.

         On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. Tandberg named the GlowPoint Certified Program as a recognized external testing partner for its hardware and software products. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business are included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following pro forma information for the three months and six months ended June 30, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004:

                                                                        (In thousands, except per share amounts)
                                                                       ------------------------------------------
                                                                       Six Months Ended        Three Months Ended
                                                                         June 30, 2004           June 30, 2004
                                                                       ----------------        ------------------
Revenues                                                               $          8,355        $            4,290
Gross margin                                                                        267                       188
Net loss                                                                        (10,828)                   (3,549)
Net loss attributable to common stockholders                                    (10,999)                   (3,646)
Net loss attributable to common stockholders per share                 $          (0.32)       $            (0.10)


NOTE 2 -- BASIS OF PRESENTATION

         Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restatement adjustments-see Note 3) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the restated consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on March 17, 2006.

         The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a loss from operations of $4.2 million and $7.9 million for the three months and six months ended June 30, 2005, respectively and $3.6 million and $7.2 million for the three months and six months ended June 30, 2004, respectively. We had negative cash flows from operations of $6.6 million and $6.2 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, we had cash and cash equivalents of $9.0 million, working capital of $5.4 million and an accumulated deficit of $151.6 million. We raised net proceeds of $9.4 million in March 2005, but continue to sustain losses and negative cash flows from operations. In March 2006, we commenced a restructuring of our business (see Note 10). In April 2006, we issued senior secured convertible notes and warrants and raised net proceeds of $5.6 million. We believe that our available working capital at June 30, 2005, together with our operating activities will enable us to continue as a going concern through June 30, 2006.

NOTE 3-- RESTATEMENT

         We have identified errors in previously reported consolidated financial statements and have restated our condensed consolidated balance sheet as of December 31, 2004 and the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006. The restatements in the statement of operations for the three months ended June 30, 2004 (the "2004 quarter") and six months ended June 30, 2004 (the "2004 period") relate to the following matters (the items described below will not aggregate the total amount of the restatement):

         Revenues - Revenues were increased $14,000 for the 2004 period and by $53,000 for the 2004 quarter. We have deferred the recognition of revenue associated with installation services from 2002 and 2003 and amortized it over a 24 month period (the estimated average life of a subscription based customer). Previously, we recognized such installation revenue at the time such services were completed. This change had the impact of increasing revenues by $70,000 for the 2004 period and $96,000 for the 2004 quarter. The increases for the 2004 period and 2004 quarter were offset by a reduction of $21,000 related to sales taxes.

         Cost of revenues - Cost of revenues was increased by $1,576,000 for the 2004 period and $777,000 for the 2004 quarter. For the 2004 period, $1,114,000 and for the 2004 quarter, $522,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenues in the period. We recomputed the amount of our network costs allocated to cost of revenues, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network. This resulted in increases to cost of revenues of $188,000 for the 2004 period and $74,000 for the 2004 quarter. Depreciation expense of $158,000 for the 2004 period and $78,000 for the 2004 quarter previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated by $255,000 for the 2004 period and $117,000 for the 2004 quarter. Cost of revenues was increased by $72,000 for the 2004 period and 2004 quarter to properly reflect installation costs. Cost of revenues was decreased by $62,000 for the 2004 period and $56,000 for the 2004 quarter to apply credits from telecommunications carriers to the appropriate periods. Cost of revenues was reduced $113,000 in the 2004 period for costs incurred in 2003 that were previously recognized in the 2004 period.

         Research and development - Research and development expenses were decreased by $183,000 for the 2004 period and by $97,000 for the 2004 quarter. The decreases reflect the reclassification of $246,000 for the 2004 period and of $129,000 for the 2004 quarter of costs to general and administrative expenses. This reclassification was partially offset by the proper allocation of depreciation expense and allocated network services which increased expenses by $64,000 for the 2004 period and $32,000 for the 2004 quarter.

         Sales and marketing - Sales and marketing expenses, previously referred to as selling, were decreased by $2,488,000 for the 2004 period and $1,209,000 for the 2004 quarter. The decreases reflect the reclassification of $1,727,000 for the 2004 period and $856,000 for the 2004 quarter of costs to general and administrative expenses. Sales commissions and bonuses were reduced by $206,000 for the 2004 period and $68,000 for the 2004 quarter for costs that should have been expensed prior to the 2004 period. To reflect a proper allocation of network costs to sales and marketing expense we have recorded a reduction of $446,000 for the 2004 period and $203,000 for the 2004 quarter. Sales and marketing costs have been reduced by $124,000 for the 2004 period and $90,000 for the 2004 quarter relating to improper commission accruals.

         General and administrative - General and administrative expenses were increased by $1,530,000 for the 2004 period and $930,000 for the 2004 quarter. We have reclassified to general and administrative expenses $1,973,000 for the 2004 period and $985,000 for the 2004 quarter of costs that were previously classified as selling and research and development, which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $942,000 for the 2004 period and $439,000 for the 2004 quarter reflecting the reduction of fixed assets and a reclassification of depreciation expense. The re-allocation of network costs between cost of revenues, research and development, sales and marketing and general and administrative expenses resulted in an increase of $236,000 for the 2004 period and $118,000 for the 2004 quarter, in general and administrative expenses. We also recognized additional expense of $131,000 for the 2004 period and $69,000 for the 2004 quarter relating to sales taxes.

         Other (income) expense - Other expense for the 2004 period of $4,479,000 was reduced by $575,000, which resulted in other expense of $3,904,000. Other income as previously reported of $176,000 for the 2004 quarter was adjusted by $187,000, which resulted in other expense of $11,000. A gain of $169,000 previously recognized in the 2004 period and 2004 quarter has been reversed to properly account for marketable securities which were received in 2003 and sold in September 2004. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $515,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock of $5,499,000 over the face amount of the subordinated convertible debentures of $4,888,000 in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

         The following table summarizes the account balances that have been restated (dollars in thousands):


                                                      Previously                    Previously
                                                       Reported      As Restated     Reported    As Restated
                                                      ----------     -----------    ----------   -----------
Statements of Operations:                                 Six months ended             Three months ended
                                                           June 30, 2004                 June 30, 2004
                                                      --------------------------    ----------------------
                                                             (unaudited)                     (unaudited)

Revenues ..........................................     $  7,351      $  7,365      $  4,126      $  4,179
Cost of revenues ..................................        6,035         7,611         3,295         4,072
                                                        --------      --------      --------      --------
      Gross margin (loss) .........................        1,316          (246)          831           107
                                                        --------      --------      --------      --------
Operating expenses:
      Research and development ....................          664           481           337           240
      Sales and marketing .........................        3,747         1,259         1,912           703
      General and administrative ..................        3,712         5,242         1,830         2,760
                                                        --------      --------      --------      --------
Total operating expenses ..........................        8,123         6,982         4,079         3,703
                                                        --------      --------      --------      --------
Loss from operations ..............................       (6,807)       (7,228)       (3,248)       (3,596)
Other (income) expense ............................        4,479         3,905          (176)           11
                                                        --------      --------      --------      --------
Loss from continuing operations ...................      (11,286)      (11,133)       (3,072)       (3,607)
Discontinued operations ...........................          (61)         --             (61)         --
                                                        --------      --------      --------      --------
Net loss...........................................      (11,347)      (11,133)       (3,133)       (3,607)
Preferred stock dividends .........................         (172)         (171)          (98)          (97)
                                                        --------      --------      --------      --------
Net loss attributable to common
     stockholders .................................     $(11,519)     $(11,304)     $ (3,231)     $ (3,704)
                                                        ========      ========      ========      ========
Net loss attributable to common
    stockholders per share:
    Basic and diluted .............................     $  (0.33)     $  (0.32)     $  (0.09)     $  (0.10)
                                                        ========      ========      ========      ========


NOTE 4 -- STOCK-BASED COMPENSATION

         We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for our employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, account for employee stock-based compensation utilizing the intrinsic value method. Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No. 123, and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" which requires disclosure of the pro forma effects on our net loss attributable to common stockholders and the related per share amounts as if SFAS No. 123 had been adopted as well as certain other information.

         The fair value of stock options or warrants issued in return for services rendered by non-employees is accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share for the three months and six months ended June 30, 2005 and 2004 if the fair value based method had been applied to all awards.

                                                            Six Months Ended June 30,   Three Months Ended June 30,
                                                            -------------------------   ---------------------------
                                                                 2005          2004          2005          2004
                                                             ----------    ----------   -----------    -----------
Net loss attributable to common
     stockholders, as reported herein ..................     $ (9,016)     $(11,304)     $ (4,237)     $ (3,704)
Add: stock-based compensation expense
     included in reported loss .........................          311           378           122           197
Deduct: total stock-based employee
     compensation expense determined
     under the fair value based method
     for all awards ....................................       (1,071)         (780)         (630)         (390)
                                                             ----------    ----------   -----------    -----------
Pro forma net loss attributable to
     common stockholders ...............................     $ (9,776)     $(11,706)     $ (4,745)     $ (3,897)
                                                             ==========    ==========   ===========    ===========

Net  loss attributable to common stockholders per share:
Basic and diluted - as reported herein .................     $  (0.21)     $  (0.32)     $  (0.09)     $  (0.10)
Basic and diluted - pro forma ..........................     $  (0.23)     $  (0.34)     $  (0.10)     $  (0.10)


         The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2005 was $1.13 and $1.39, respectively. The weighted average grant date fair value of options granted during the three months and six months ended June 30, 2004 was $1.49 and $1.62, respectively. The weighted average grant date fair value of 190,000 shares of restricted common stock granted during the six months ended June 30, 2004 was $2.01. The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                        Six Months Ended June 30,               Three Months Ended June 30,
                                                       ----------------------------             ----------------------------
                                                        2005                 2004                2005                 2004
                                                       -------              -------             -------              -------
Risk free interest rate................                   3.86                 2.98                3.83                 3.94
Expected lives.........................                5 Years              5 Years             5 Years              5 Years
Expected volatility....................                109.52%              113.13%             108.57%              112.83%


NOTE 5 -- LOSS PER SHARE

         Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months and six months ended June 30, 2005 and 2004 is the same as basic loss per share. Potential shares of common stock associated with 14,258,000 and 11,206,000 outstanding options and warrants and 1,301,000 and 2,080,000 shares issuable upon the conversion of our Series B convertible preferred stock as of June 30, 2005 and 2004, respectively, have been excluded from the diluted calculations because the effects would be antidilutive.

NOTE 6 -- SALE OF VS BUSINESS

         In September 2003, we completed the sale of all of the assets of our VS business to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. The total consideration payable to us under the agreement was up to $24 million, consisting of $21 million in cash, of which $19 million was payable as of closing ($335,000 was placed in an escrow account) and $2 million was held back by Gores to cover potential purchase price adjustments, an unsecured $1 million promissory note maturing on December 31, 2004 and bearing interest at 5% per annum and up to $2 million in earn-out payments based on performance of the assets over the two years following the closing. As partial consideration for the purchase of assets, Gores also assumed certain liabilities related to the VS business, including (1) all liabilities to be paid or performed after the closing date that arose from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS business.

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

         Following the closing of the sale to Gores, we were unable to reach agreement with Gores on the amount, if any, of the adjustment to be made to the purchase price, which was based on the net assets, as defined, of the VS business sold to Gores as of June 30, 2003. Consequently, we entered into arbitration with Gores in July 2004, with PriceWaterhouseCoopers as the arbitrator. In January 2005, the arbitrator concluded that the net assets of the VS business sold to Gores should be reduced by $4.3 million.

         In March 2005, we entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the VS business, various payables between the companies and Gores' acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition. We will not receive any payments under the earn-out provision in the agreement.

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

         The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $116,000 and $216,000 of revenues that we recognized during the three months and six months ended June 30, 2004, respectively, were previously deferred in the determination of the loss on the sale. The restated condensed consolidated financial statements exclude these amounts from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the six months ended June 30, 2005, when the settlement was reached with Gores.

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

NOTE 7 -- BANK LOAN PAYABLE

         In February 2004, we terminated a working capital credit facility with JPMorgan Chase. As a result of the termination of this facility, we wrote off $85,000 of unamortized deferred financing costs to expense in the six months ended June 30, 2004.

NOTE 8 -- STOCKHOLDER'S EQUITY

         In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the unamortized discount on subordinated debentures and deferred financing costs were written off to expense, resulting in amortization of discount of $2,650,000 and amortization of deferred financing costs of $363,000 for the six months ended June 30, 2004. Additionally, we recognized a $743,000 loss on the exchange. The investors have anti-dilution rights. As a result of the February 2004 and March 2005 financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $2.22 and $2.47, respectively and we recognized deemed dividends of $115,000 in the six months ended June 30, 2005. The corresponding amount in the 2004 period was nominal.

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

         The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration . We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,379,000 as of June 30, 2005 and $1,298,000 as of December 31, 2004. We recognized other expense of $30,000 and $43,000 respectively, for the three months and six months ended June 30, 2004 and $38,000 and $81,000 for the three months and six months ended June 30, 2005.

         In March 2005, we raised net proceeds of $9.4 million in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection.

         In March 2005, 83.333 shares of our outstanding Series B convertible preferred stock and accrued dividends of $183,000 were exchanged for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock with an aggregate fair value of $1,350,000. We recognized deemed dividends of $1,167,000 during the 2005 period in connection with the warrants and a reduced conversion price, which were offered as an inducement to convert.

NOTE 9--OTHER MATTERS

         In April 2005, we amended our operating lease for our Hillside, New Jersey office to extend the term of the lease through April 2007. At such time, we also increased the square feet under lease. Payments under the amended lease aggregate $145,000, $218,000 and $73,000 for the years ending December 31, 2005, 2006 and 2007, respectively, excluding operating costs.

NOTE 10--SUBSEQUENT EVENTS

         In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. As part of the strategic initiative, we implemented management changes, including the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. We also announced that Gerard Dorsey, executive vice president and chief financial officer since December 2004, will be leaving Glowpoint in April 2006 to pursue other opportunities. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors. Ed Heinen has been named to the Chief Financial Officer position. David Trachtenberg, Glowpoint's previous President and CEO will act as a consultant through April 2006.

         In April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilution protection. The Series B Warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with generally accepted accounting principles, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B Warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier than three years after the offering date. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

         The Notes bear interest at 10% per annum, mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. The Series A and Series B warrants are exercisable for a period of 5 years.

         We are currently evaluating the accounting treatment of this transaction, including consideration of applicable accounting standards for derivative instruments. We are also evaluating the effect on the conversion price of our Series B convertible preferred stock and the exercise price of outstanding warrants that are subject to anti-dilution adjustments occasioned by this transaction. Reductions to the conversion price and exercise prices may result in deemed dividend treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 and the notes thereto included elsewhere herein. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

OVERVIEW

         Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services over its carrier-grade IP based subscriber network enabling users to connect across the United States, as well as to business centers around the world. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores). See Note 4 to the condensed consolidated financial statements for further information.

         On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO:TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg-owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products.

         In the six months ended June 30, 2005, we entered into a strategic alliance with Sony Electronics, Inc. to create and launch a complete, Sony customized, user friendly video communication solution focused on broadening the use of IP-based video in and out of traditional office environments. The Sony service, powered by Glowpoint, is designed to bring together Sony's state-of-the-art line of video conferencing systems with our patent-pending advanced IP-based video applications and network services. The two companies are also developing joint initiatives to support the growing use of IP-based video for more diverse and innovative applications, including the broadcasting production segment where Sony is a recognized leader in providing customers with advanced audio and video equipment and systems. Through a "private label" arrangement, the two companies plan on delivering a customized Sony experience that will allow subscribers to see and talk to anyone, anywhere around the world regardless of network technology and device. Additionally, as part of the alliance and to support development of the new service, Sony will install the Glowpoint powered solution into a number of its office locations in the U. S.

         On March 7, 2005, we announced a settlement agreement with Gores Technology Group, resolving the outstanding disputes relating to the sale of the assets of our VS business to Gores in September 2003. The agreement also covered Gores' acquisition of V-SPAN Inc. in November 2004. Pursuant to the terms of the settlement agreement, Gores paid us $2.75 million and released to us the $335,000 that was escrowed at the closing of the asset sale. Also as part of the settlement, we dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

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

         We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have restated our consolidated financial statements as of December 31, 2004 and for the year then ended and our unaudited condensed consolidated financial statements for the interim periods within 2004, which have been filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006. We have also restated our condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which have been filed on Form 10-Q/A with the Commission on March 22, 2006. We have described the specific impact of the restatement on the interim three months and six months ended June 30, 2004 in the more detailed discussion below.

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

         The Audit Committee investigation further found that our current management has instituted improved internal accounting controls, including the hiring of our subsequent CFO based in New Jersey and the subsequent relocation and restaffing of the finance organization to our headquarters in April 2005. Our restaffing included a corporate Controller who has over twenty-five years experience in public and private company reporting, has earned his CPA and became our CFO in April 2006. We also instituted a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors. We are continuing to evaluate and improve our internal control procedures, where applicable.

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

         SIX MONTHS ENDED JUNE 30, 2005 ( THE "2005 PERIOD") COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 ( THE "2004 PERIOD") AND THE THREE MONTHS ENDED JUNE 30, 2005 ( THE "2005 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 2004 (THE " 2004 QUARTER").


         RESULTS OF OPERATIONS. The following table sets forth for the three months and six months ended June 30, 2005 and 2004, information derived from condensed consolidated financial statements as expressed as a percentage of revenues:

                                                                          (Unaudited)
                                                      Six Months Ended June 30,      Three Months Ended June 30,
                                                      -------------------------      ---------------------------
                                                       2005             2004             2005             2004
                                                      ------           ------           ------           ------
                                                                     (Restated)                        (Restated)
                                                      ------           ------           ------           ------
Revenues.................................              100.0%           100.0%           100.0%           100.0%
Cost of revenues.........................               89.5            103.3             91.1             97.4
                                                      ------           ------           ------           ------
        Gross margin (loss)..............               10.5             (3.3)             8.9              2.6
                                                      ------           ------           ------           ------

Operating expenses:
     Research and development............                6.7              6.5              6.0              5.7
     Sales and marketing.................               25.0             17.1             27.9             16.9
     General and administrative..........               70.9             71.2             69.9             66.0
                                                      ------           ------           ------           ------
Total operating expenses.................              102.6             94.8            103.8             88.6
                                                      ------           ------           ------           ------
Loss from  operations....................              (92.1)           (98.1)           (94.9)           (86.0)
                                                      ------           ------           ------           ------
Other (income) expense:
     Amortization of deferred financing
         costs...........................                0.0              6.1              0.0             --
     Interest (income) expense, net......               (0.4)             0.3             (0.7)            (0.4)
     Increase in derivative financial
         instrument......................                0.9              0.6              0.9              0.7
     Amortization of discount on
         subordinated debentures.........                0.0             36.0              0.0             --
     Loss on exchange of debt............                0.0             10.1              0.0             --
     Gain on settlement with Gores.......               (4.4)            --               --               --
                                                      ------           ------           ------           ------
Total other (income) expenses, net.......               (3.9)            53.1              0.2              0.3
                                                      ------           ------           ------           ------
Net loss.................................              (88.2)          (151.2)           (95.1)           (86.3)
Preferred stock dividends................               (1.7)            (2.3)            (1.3)            (2.3)
Preferred stock deemed dividends.........              (14.9)            --               --               --
                                                      ------           ------           ------           ------
Net loss attributable to common
     stockholders........................             (104.8)%         (153.5)%          (96.4)%          (88.6)%
                                                      ======           ======           ======           ======


         Revenues - Revenues increased $1.2 million, or 17%, in the 2005 period to $8.6 million from $7.4 million in the 2004 period. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base) increased $0.33 million, or 7%, in the 2005 period to $5.4 million from $5.0 million in the 2004 period. Contractual revenue related to the Network Services customer base (formerly known as NuVision) was $0.17 million in the 2005 period and $0.09 in the 2004 period. We received revenue from this customer base beginning in the 2004 quarter because we acquired it from Tandberg USA in April 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.9 million, or 39% in the 2005 period to $3.2 million from $2.3 million in the 2004 period. The growth in non-subscription revenue was the result an increase of $0.85 million in revenue from the Network Services customer base in the 2005 period. Revenues for the 2005 quarter increased $0.2 million, or 5% to $4.4 million from $4.2 million in the 2004 quarter. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base) increased $.1 million, or 5% in the 2005 quarter to $2.7 million from $2.6 million in the 2004 quarter. Non-subscription revenue consisting of bridging events and other one-time fees increased $0.1 million, or 6% in the 2005 quarter to $1.7 million from $1.6 million in the 2004 quarter.

         Restatement Impact - Revenues - Revenues were increased $14,000 for the 2004 period and by $53,000 for the 2004 quarter. We have deferred the recognition of revenue associated with installation services from 2002 and 2003 and amortized it over a 24 month period (the estimated average life of a subscription based customer). Previously, we recognized such installation revenue at the time such services were completed. This change had the impact of increasing revenues by $70,000 for the 2004 period and $96,000 for the 2004 quarter. The increases for the 2004 period and 2004 quarter were offset by a reduction of $21,000 related to sales taxes.

         Cost of revenues - Cost of revenues for the 2005 period increased $0.1 million, or 1%, to $7.7 million from $7.6 million in the 2004 period. The decline in costs as a percentage of revenue in the 2005 period is the result of the renegotiation of rates and the migration of service to lower cost providers where possible. This caused the gross margin to increase to 10.5% in the 2005 period from a negative 3.3% in the 2004 period. Cost of revenues decreased $0.1 million or 2% in the 2005 quarter to $4.0 million from $4.1 million in the 2004 quarter. This caused the gross margin to increase to 8.9% in the 2005 quarter from 2.6% in the 2004 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

         Restatement Impact - Cost of revenues - Cost of revenues was increased by $1,576,000 for the 2004 period and $777,000 for the 2004 quarter. For the 2004 period, $1,114,000 and for the 2004 quarter, $522,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenues in the period. We recomputed the amount of our network costs allocated to cost of revenues, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network. This resulted in increases to cost of revenues of $188,000 for the 2004 period and $74,000 for the 2004 quarter. Depreciation expense of $158,000 for the 2004 period and $78,000 for the 2004 quarter previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated by $255,000 for the 2004 period and $117,000 for the 2004 quarter. Cost of revenues was increased by $72,000 for the 2004 period and 2004 quarter to properly reflect installation costs. Cost of revenues was decreased by $62,000 for the 2004 period and $56,000 for the 2004 quarter to apply credits from telecommunications carriers to the appropriate periods Cost of revenues was reduced $113,000 in the 2004 period for costs incurred in 2003 that were previously recognized in the 2004 period.

         Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $0.14 million in the 2005 period to $0.6 million from $0.5 million in the 2004 period. The increase was a result of increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners. Research and development expense as a percentage of revenue was 6.7% for the 2005 period, 6.5% for the 2004 period, 6.0% for the 2005 quarter and 5.7% for the 2004 quarter.

         Restatement Impact - Research and development - Research and development expenses were decreased by $183,000 for the 2004 period and by $97,000 for the 2004 quarter. The decreases reflect the reclassification of $246,000 for the 2004 period and of $129,000 for the 2004 quarter of costs to general and administrative expenses. This reclassification was partially offset by the proper allocation of depreciation expense and allocated network services which increased expenses by $64,000 for the 2004 period and $32,000 for the 2004 quarter.

         Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased $0.9 million in the 2005 period to $2.1 million, from $1.3 million in the 2004 period. The primary causes of the increase in costs for the 2005 period were a $0.5 million increase in salaries, benefits and travel costs resulting from the addition of a direct sales force of 11 employees and an increase of $0.3 million in marketing expense associated with a sales lead generation program and other initiatives Sales and marketing expenses increased $0.5 million to $1.2 million for the 2005 quarter from $0.7 million for the 2004 quarter. Sales and marketing expense, as a percentage of revenue, was 25.0% for the 2005 period, 17.1% for the 2004 period, 27.9% for the 2005 quarter and 16.9% for the 2004 quarter.

         Restatement Impact - Sales and marketing - Sales and marketing expenses, previously referred to as selling, were decreased by $2,488,000 for the 2004 period and $1,209,000 for the 2004 quarter. The decreases reflect the reclassification of $1,727,000 for the 2004 period and $856,000 for the 2004 quarter of costs to general and administrative expenses. Sales commissions and bonuses were reduced by $206,000 for the 2004 period and $68,000 for the 2004 quarter for costs that should have been expensed prior to the 2004 period. To reflect a proper allocation of network costs to sales and marketing expense we have recorded a reduction of $446,000 for the 2004 period and $203,000 for the 2004 quarter. Sales and marketing costs have been reduced by $124,000 for the 2004 period and $90,000 for the 2004 quarter relating to improper commission accruals.

         General and administrative - General and administrative expenses increased $0.9 million in the 2005 period to $6.1 million from $5.2 million in the 2004 period. The primary components of the increase were $0.5 million in salaries and benefits related to executive management and increased staffing levels and $0.2 million for increased equipment rentals. General and administrative expenses increased $0.3 million to $3.1 million for the 2005 quarter from $2.8 million for the 2004 quarter. Salaries and benefits related to executive management and increased staffing levels increased $0.2 million in the 2005 quarter. General and administrative expenses as a percentage of revenue were 70.9% in the 2005 period, 71.2% in the 2004 period, 69.9% in the 2005 quarter and 66.0% in the 2004 quarter.

         Restatement Impact - General and administrative - General and administrative expenses were increased by $1,530,000 for the 2004 period and $930,000 for the 2004 quarter. We have reclassified to general and administrative expenses $1,973,000 for the 2004 period and $985,000 for the 2004 quarter of costs that were previously classified as selling and research and development, which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $942,000 for the 2004 period and $439,000 for the 2004 quarter reflecting the reduction of fixed assets and a reclassification of depreciation expense. The re-allocation of network costs between cost of revenues, research and development, sales and marketing and general and administrative expenses resulted in an increase of $236,000 for the 2004 period and $118,000 for the 2004 quarter, in general and administrative expenses. We also recognized additional expense of $131,000 for the 2004 period and $69,000 for the 2004 quarter relating to sales taxes.

         Other (income) expense - Other income of $0.3 million for the 2005 period principally reflects a gain on the settlement of an amount owed to Gores. Other expense of $3.9 million for the 2004 period principally reflects amortization of discount on convertible debentures and related deferred financing costs and a loss on exchange of the debentures for Series B convertible preferred stock, common stock and a modification to warrants. Other expense for the 2005 quarter and 2004 quarter reflects net interest expense.

         Restatement Impact - Other (income) expense - Other expense for the 2004 period of $4,479,000 was reduced by $575,000, which resulted in other expense of $3,904,000. Other income as previously reported of $176,000 for the 2004 quarter was adjusted by $187,000, which resulted in other expense of $11,000. A gain of $169,000 previously recognized in the 2004 period and 2004 quarter has been reversed to properly account for marketable securities which were received in 2003 and sold in September 2004. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $515,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock of $5,499,000 over the face amount of the subordinated convertible debentures of $4,888,000 in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

         Preferred stock deemed dividends - We recognized deemed dividends of $1,167,000 for the 2005 period in connection with warrants and a reduced conversion price, which were offered as an inducement to convert our Series B convertible preferred stock. In addition, we recognized deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing. There were no deemed dividends previously reported.

         Net loss.- Net loss attributable to common stockholders decreased to $9.0 million, or $0.21 per basic and diluted share, in the 2005 period from $11.3 million, or $0.32 per basic and diluted share, in the 2004 period. Net loss attributable to common stockholders increased to $4.2 million, or $0.09 per basic and diluted share in the 2005 quarter from $3.7 million in the 2004 quarter, or $0.10 per basic and diluted share, in the 2004 quarter.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) is not a standard financial measurement under accounting principles generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. We believe that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

                                                     Six Months Ended June 30,            Three Months Ended June 30,
                                                     -------------------------            ----------------------------
                                                        2005             2004                 2005             2004
                                                     ---------        ----------           ----------       ----------
                                                                       (Restated)                           (Restated)
Net loss attributable to common
     stockholders.............................       $   (9,016)      $  (11,304)          $  (4,237)      $  (3,704)
     Depreciation and amortization............            1,147            1,102                 577             559
     Amortization of deferred financing
         costs................................               --              448                  --              --
     Amortization of discount on
         subordinated debentures..............               --            2,650                  --              --
     Loss on exchange of debt.................               --              743                  --              --
     Gain from discontinued operations........             (379)              --                  --              --
     Equity-based compensation................              375              378                 186             197
     Preferred stock dividends and
         deemed dividends.....................            1,429              171                  58              97
     Interest (income) expense net............              (33)              21                 (29)            (19)
                                                     ----------       ----------           ----------      ----------
EBITDA from continuing operations............        $   (6,477)      $   (5,791)          $  (3,445)      $  (2,870)
                                                     ==========       ==========           ==========      ==========



LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2005, we had working capital of $5.6 million compared to $3.6 million at December 31, 2004, an increase of approximately $2.0 million or 58%. We had $9.0 million in cash and cash equivalents at June 30, 2005 compared to $4.5 million at December 31, 2004. The $2.0 million increase in working capital resulted primarily from the net proceeds from the March 2005 private placement of common stock of $9.4 million offset by the $6.1 million usage of cash in operations in the 2005 period and the purchase of $1.0 million of property, equipment and leasehold improvements.

        In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75.

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

        In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10.15 million, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. The warrants are subject to certain anti-dilution protection. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise."

         In April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilution protection. The Series B Warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with GAAP, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B Warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier to three years after the offering date. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

        The Notes bear interest at 10% per annum, mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. The Series A and Series B warrants are exercisable for a period of 5 years.

         Net cash used in operating activities was $6.6 million for the 2005 period and $6.2 million for the 2004 period. For the 2005 period, the primary components of the net cash usage were the net loss of $7.6 million which was increased by a non-cash gain on the settlement with Gores of $0.4 million, a $0.3 million increase in accounts receivable and a $0.3 million increase in prepaid expenses and other current assets and reduced by depreciation and amortization of $1.1 million, $0.4 million of equity-based compensation and the receipt of $0.3 million in previously escrowed cash in conjunction with the Gores settlement agreement. For the 2004 period, the primary components of the net cash usage were the net loss of $11.1 million and an increase in the amount due from Gores of $0.4 million, reduced by depreciation and amortization of $1.1 million, amortization of deferred financing costs of $0.4 million, amortization of discount on subordinated debentures of $2.7 million and loss on exchange of debt of $0.7 million and equity-based compensation of $0.4 million.

        During the quarter ended June 30, 2005, there were no material changes in our contractual obligations.

        Cash provided by investing activities for the 2005 period amounted to $1.7 million which consisted of $2.75 collected in the settlement with Gores partially offset by $1.0 million for the purchase of property, equipment and leasehold improvements. For the 2004 period, cash used by investing activities was $0.6 million for the purchase of property, equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions through 2006. We do not anticipate current expansion for the network and therefore currently have no significant commitments to make capital expenditures in 2006.

        Cash provided by financing activities for the 2005 and 2004 periods was $9.4 million and $13.1 million, respectively. Financing activities for the 2005 and 2004 periods included receipt of the $9.4 million and $11.4 million of net proceeds from the private placements of common stock and warrants. The 2004 period includes $1.2 million of proceeds attributable to a derivative financial instrument.

        We believe that our available capital as of June 30, 2005, together with our operating activities, will enable us to continue as a going concern through June 30, 2006.

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. The significant areas of estimation includes determining the allowance for doubtful accounts, accrued sales tax, the estimated lives of property and equipment and the fair value of the derivative financial instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES


       During the periods covered by this report, we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

       Our current management team has instituted improved internal accounting controls, including the institution of a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors. We are continuing to evaluate and improve our internal control procedures, where applicable.




                          PART II - OTHER INFORMATION

ITEM 5.  LEGAL PROCEEDINGS

         We are defending several suits in the ordinary course of business that are not material to our business, financial condition or results of operations.

ITEM 6.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

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

                               GLOWPOINT, INC.
                                    Registrant

Date:  April 20, 2006          By:  /s/ Michael Brandofino
                                    ----------------------
                                    Michael Brandofino, Chief Executive Officer
                                    (principal executive officer)

Date:  April 20, 2006          By:  /s/ Edwin F. Heinen
                                    -------------------
                                    Edwin F. Heinen, Chief Financial Officer
                                    (principal financial and accounting officer)