Form 10-Q
period 2005-09-30
GLOWPOINT INC
filed 2006-05-11
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

Yes ☐ No ☒

Check whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934.

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2005 was 46,046,340.

GLOWPOINT, INC

Index

PART I - FINANCIAL INFORMATION

*
The Restated Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.

i

Glowpoint, Inc.
Condensed Consolidated Balance Sheets

( IN THOUSANDS, EXCEPT PAR VALUE)

	September 30, 2005	December 31, 2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,221	$4,497
Escrowed cash	—	337
Accounts receivable, net of allowance for doubtful accounts of $152 and $305; respectively	2,329	1,872
Receivable from Gores Technology Group	—	2,371
Prepaid expenses and other current assets	923	554
Total current assets	9,473	9,631
Property and equipment , net	4,588	5,103
Other assets	217	258
Total assets	$14,278	$14,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,732	$2,984
Accrued expenses	2,353	2,421
Current portion of derivative financial instrument	1,026	367
Deferred revenue	449	265
Capital lease obligations	—	35
Total current liabilities	7,560	6,072

Derivative financial instrument, less current portion	387	932

Total liabilities	7,947	7,004

Preferred stock, $.0001 par value; 5,000 shares authorized; 0.120 and 0.204 Series B shares issued and outstanding, (stated value of $2,888 and $4,888; liquidation value of $3,279 and $5,257), respectively	2,888	4,888

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000 shares authorized; 46,006 and 37,855 shares issued; 45,966 and 37,815 shares outstanding, respectively	5	4
Deferred compensation	(711)	(1,176)
Additional paid-in capital	160,133	148,510
Accumulated deficit	(155,744)	(143,998)
	3,683	3,340
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ equity	3,443	3,100
Total liabilities and stockholders’ equity	$14,278	$14,992

* Derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006.

See accompanying notes to condensed consolidated financial statements.

Glowpoint, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues	$13,157	$11,748	$4,558	$4,383
Cost of revenues	11,367	11,851	3,675	4,240
Gross margin (loss)	1,790	(103)	883	143

Operating expenses:
Research and development	896	794	320	313
Sales and marketing	3,159	2,190	1,011	931
General and administrative	9,822	8,112	3,721	2,870
Total operating expenses	13,877	11,096	5,052	4,114
Loss from operations	(12,087)	(11,199)	(4,169)	(3,971)

Other (income) expenses:
Amortization of deferred financing costs	—	448	—	—
Interest (income) expense, net	(76)	(5)	(43)	(26)
Increase in fair value of derivative financial instrument	114	88	33	45
Amortization of discount on subordinated debentures	—	2,650	—	—
Other non- operating business	—	(132)	—	(132)
Loss on exchange of debt	—	743	—	—
Gain on settlement with Gores	(379)	—	—	—
Total other (income) expense, net	(341)	3,792	(10)	(113)
Net loss	(11,746)	(14,991)	(4,159)	(3,858)
Preferred stock dividends	(205)	(270)	(58)	(99)
Preferred stock deemed dividends	(1,282)	—	—	—
Net loss attributable to common stockholders	$(13,233)	$(15,261)	$(4,217)	$(3,957)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.30)	$(0.43)	$(0.09)	$(0.10)

Weighted average number of common shares:
Basic and diluted	43,693	35,865	45,966	37,841

See accompanying notes to condensed consolidated financial statements.

Glowpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from Operating Activities:
Net loss	$(11,746)	$(14,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,727	1,669
Amortization of deferred financing costs	—	448
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Other expense recognized for the increase in the estimated fair value of the debenture liability	114	88
Common stock issued for interest on convertible debentures	—	45
Gain on settlement with Gores	(379)	—
Equity-based compensation	580	586
Other	—	(78)
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisitions:
Escrowed cash	337	(2)
Accounts receivable	(457)	188
Receivable from Gores Technology Group	—	(400)
Prepaid expenses and other current assets	(369)	350
Other assets	41	(220)
Accounts payable	748	(449)
Accrued expenses	(22)	323
Deferred revenue	184	17
Net cash used in operating activities	(9,242)	(9,033)

Cash flows from Investing Activities:
Proceeds from discontinued operations (Note 6)	2,750	—
Purchases of property, equipment and leasehold improvements	(1,212)	(852)
Net cash provided by (used in) investing activities	1,538	(852)

Cash flows from Financing Activities:
Proceeds from issuance of common stock and warrants	9,389	11,399
Offering costs	—	(34)
Proceeds attributed to derivative financial instrument	—	1,164
Exercise of warrants and options, net	74	562
Payments on capital lease obligations	(35)	(97)
Net cash provided by financing activities	9,428	12,994
Increase in cash and cash equivalents	1,724	3,109
Cash and cash equivalents at beginning of period	4,497	4,105
Cash and cash equivalents at end of period	$6,221	$7,214

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$62

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Non-cash investing and financing activities:
Deferred compensation and additional paid-in capital recorded for the issuance of restricted common stock	$—	$511
Issuance of Series B convertible preferred stock in exchange for convertible debentures	—	4,888
Conversion of Series B convertible preferred stock to common stock	2,000	—
Preferred stock deemed dividends	1,282	—
Preferred stock dividends	205	270
Equity issued as consideration for accrued preferred stock dividends	183	—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1 — The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us”), a Delaware corporation, provides comprehensive video communications services. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores) and accordingly, the accompanying condensed consolidated financial statements do not include such operations (See Note 6). Our services include IP-based and ISDN-based videoconferencing services, which are provided principally on a subscription basis, and managed bridging conferencing services for multi-point video and audio communications among three or more participants. We also provide hosting, IP-based broadcasting and event services.

On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg’s corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. Tandberg named the GlowPoint Certified Program as a recognized external testing partner for its hardware and software products. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business are included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following pro forma information for the nine months ended September 30, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004:

(In thousands, except per share amounts)

Nine Months Ended September 30, 2004
Revenues	$12,738
Gross margin	410
Net loss	(14,686)
Net loss attributable to common stockholders	(14,956)
Net loss attributable to common stockholders per share	$(0.42)

Note 2 — Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restatement adjustments-see Note 3) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the restated consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on March 17, 2006.

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, AllComm Products Corporation (“APC”) and VTC Resources, Inc. (“VTC”). All material inter-company balances and transactions have been eliminated in consolidation.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a loss from operations of $12.1 million and $4.2 million for the nine months and three months ended September 30, 2005, respectively and of $11.2 million and $4.0 million for the nine months and three months ended September 30, 2004, respectively. We had net cash used in operations of $9.2 million and $9.0 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, we had cash and cash equivalents of $6.2 million, working capital of $1.9 million and an accumulated deficit of $155.7 million. We continue to sustain losses and negative cash flows from operations. In March 2006, we commenced a restructuring of our business (see Note 10). In April 2006, we issued senior secured convertible notes and warrants and raised net proceeds of $5.6 million. We believe that our available working capital at September 30, 2005, together with our operating activities and the April 2006 financing will enable us to continue as a going concern through September 30, 2006.

Note 3— Restatement

We have identified errors in previously reported consolidated financial statements and have restated our condensed consolidated balance sheet as of December 31, 2004 and the condensed consolidated statements of operations for the nine months and three months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on March 17, 2006. The restatements in the statement of operations for the nine months ended September 30, 2004 (the “2004 period”) and for the three months ended September 30, 2004 (the “2004 quarter”) relate to the following matters (the items described below will not aggregate the total amount of the restatement):

Revenues - Revenues were increased $12,000 for the 2004 period and reduced by $2,000 for the 2004 quarter. We have deferred the recognition of revenue associated with installation services from 2002 and 2003 and amortized it over a 24 month period (the estimated average life of a subscription based customer). Previously, we recognized such installation revenue at the time such services were completed. This change had the impact of increasing revenues by $126,000 for the 2004 period and $56,000 for the 2004 quarter. The increases were offset by a reduction related to sales taxes of $55,000 for the 2004 period and $34,000 for the 2004 quarter and a reclassification of $45,000 to other income for the 2004 period and for the 2004 quarter.

Cost of revenues - Cost of revenues was increased by $2,381,000 for the 2004 period and $805,000 for the 2004 quarter. For the 2004 period, $1,619,000, and for the 2004 quarter, $505,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenues in the period. We recomputed the amount of our network costs allocated to cost of revenues, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network. This resulted in increases to cost of revenues of $260,000 for the 2004 period and $72,000 for the 2004 quarter. Depreciation expense of $223,000 for the 2004 period and $65,000 for the 2004 quarter previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated by $344,000 for the 2004 period and $89,000 for the 2004 quarter. Cost of revenues was increased by $166,000 for the 2004 period and $95,000 for the 2004 quarter to properly reflect installation costs. Cost of revenues was decreased by $118,000 for the 2004 period and $56,000 for the 2004 quarter to apply credits from telecommunications carriers to the appropriate periods. Cost of revenues was reduced $113,000 in the 2004 period for costs incurred in 2003 that were previously recognized in the 2004 period.

Research and development - Research and development expenses were decreased by $234,000 for the 2004 period and by $51,000 for the 2004 quarter. The decreases reflect the reclassification of $331,000 for the 2004 period and of $85,000 for the 2004 quarter of costs to general and administrative expenses. This reclassification was partially offset by the proper allocation of depreciation expense and allocated network services which increased expenses by $97,000 for the 2004 period and $33,000 for the 2004 quarter.

Sales and marketing - Sales and marketing expenses, previously referred to as selling, were decreased by $3,673,000 for the 2004 period and $1,187,000 for the 2004 quarter. The decreases reflect the reclassification of $2,615,000 for the 2004 period and $888,000 for the 2004 quarter of costs to general and administrative expenses. Sales commissions and bonuses were reduced by $66,000 for the 2004 period for costs that should have been expensed prior to the 2004 period. To reflect a proper allocation of network costs to sales and marketing expense we have recorded a reduction of $648,000 for the 2004 period and $201,000 for the 2004 quarter. Sales and marketing costs have been reduced by $377,000 for the 2004 period and $114,000 for the 2004 quarter relating to improper commission accruals.

General and administrative - General and administrative expenses were increased by $2,441,000 for the 2004 period and $912,000 for the 2004 quarter. We have reclassified to general and administrative expenses $2,946,000 for the 2004 period and $973,000 for the 2004 quarter of costs that were previously classified as selling and research and development, which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $1,433,000 for the 2004 period and $491,000 for the 2004 quarter reflecting the reduction of fixed assets and a reclassification of depreciation expense. The re-allocation of network costs between cost of revenues, research and development, sales and marketing and general and administrative expenses resulted in an increase of $354,000 for the 2004 period and $118,000 for the 2004 quarter in general and administrative expenses. Expenses were also increased for professional fees of $228,000 for the 2004 period and $120,000 for the 2004 quarter incurred in connection with the Gores arbitration, which had previously been charged to the loss on the sale of the VS business to Gores. We recognized additional expense of $196,000 for the 2004 period and $69,000 for the 2004 quarter relating to sales taxes. Bad debt expense was increased by $64,000 for the 2004 quarter.

Other (income) expense - Other expense for the 2004 period of $4,503,000 was reduced by $711,000, which resulted in other expense of $3,792,000. Other expense as previously reported of $23,000 for the 2004 quarter was adjusted by $136,000, which resulted in other income of $113,000. A gain of $53,000 previously recognized in the 2004 period and a loss of $116,000 in the 2004 quarter have been reversed to properly account for marketable securities which were received in 2003 and sold in September 2004. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $515,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock of $5,499,000 over the face amount of the subordinated convertible debentures of $4,888,000 in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

The following table summarizes the account balances that have been restated (dollars in thousands):

	Previously Reported	As Restated	Previously Reported	As Restated

Statements of Operations:	Nine months ended		Three months ended
	September 30, 2004		September 30, 2004
	(unaudited)		(unaudited)
Revenues	$11,736	$11,748	$4,385	$4,383
Cost of revenues	9,470	11,851	3,435	4,240
Gross margin (loss)	2,266	(103)	950	143
Operating expenses:
Research and development	1,028	794	364	313
Sales and marketing	5,863	2,190	2,118	931
General and administrative	5,671	8,112	1,958	2,870
Total operating expenses	12,562	11,096	4,440	4,114
Loss from operations	(10,296)	(11,199)	(3,490)	(3,971)
Other (income) expense	4,503	3,792	23	(113)
Loss from continuing operations	(14,799)	(14,991)	(3,513)	(3,858)
Discontinued operations	(105)	──	(43)	──
Net loss	(14,904)	(14,991)	(3,556)	(3,858)
Preferred stock dividends	(270)	(270)	(99)	(99)
Net loss attributable to common stockholders	$(15,174)	$(15,261)	$(3,655)	$(3,957)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.42)	$(0.43)	$(0.10)	$(0.10)

Note 4 — Stock-Based Compensation

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. We account for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, account for employee stock-based compensation utilizing the intrinsic value method. Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No. 123, and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure” which requires disclosure of the pro forma effects on our net loss attributable to common stockholders and the related per share amounts as if SFAS No. 123 had been adopted as well as certain other information.

The fair value of stock options or warrants issued in return for services rendered by non-employees is accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share for the nine months and three months ended September 30, 2005 and 2004 if the fair value based method had been applied to all awards.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004		2005	2004
Net loss attributable to common stockholders, as reported herein	$(13,233)		$(15,261)	$(4,217)		$(3,957)
Add: stock-based compensation expense included in reported loss	509		550	198		172
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(1,351)		(1,490)	(504)		(710)
Pro forma net loss attributable to common stockholders	$(14,075)	$	(16,201)	$(4,523)	$	(4,495)

Net loss attributable to common stockholders per share:
Basic and diluted – as reported herein	$(0.30)		$(0.43)	$(0.09)		$(0.10)
Basic and diluted – pro forma	$(0.32)		$(0.45)	$(0.10)		$(0.12)

During the third quarter of 2004 we modified certain options to extend their life upon future separation of employment, which occurred during the second quarter of 2005. The above table reflects the pro forma expense for the fair value of the modification in the third quarter of 2004. The unaudited condensed consolidated financial statements included in our June 30, 2005 Form 10-Q reflected this pro forma expense in the second quarter of 2005. The revised stock-based employee compensation expense determined under the fair value based method was $847,000 and $408,000 for the six and three month periods ended June 30, 2005, respectively. The revised pro forma net loss attributable to common stockholders was $9,552,000 and $4,523,000 for the six and three month periods ended June 30, 2005, respectively.

The weighted average grant date fair value of options granted during the nine months and three months ended September 30, 2005 were $1.10 and $0.99, respectively. The weighted average grant date fair value of options granted during the nine months and three months ended September 30, 2004 were $1.06 and $1.00, respectively. The weighted average grant date fair value of 190,000 shares of restricted common stock granted during the nine months ended September 30, 2004 was $2.01. The fair value of our stock-based option awards to employees was estimated assuming no expected dividends and the following weighted average assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.07	3.51	4.19	3.57
Expected lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	108.51%	113.60%	107.94%	113.66%

Note 5 — Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months and three months ended September 30, 2005 and 2004 is the same as basic loss per share. Potential shares of common stock associated with 14,616,000 and 12,345,000 outstanding options and warrants and 1,301,000 and 2,080,000 shares issuable upon the conversion of our Series B convertible preferred stock as of September 30, 2005 and 2004, respectively, have been excluded from the diluted calculations because the effects would be antidilutive.

Note 6 — Sale of VS Business

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

In March 2005, we entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the VS business, various payables between the companies and Gores’ acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition. We will not receive any payments under the earn-out provision in the agreement.

We originally accounted for the arbitrator’s ruling and settlement agreement with Gores as settlements of a contingency which became known prior to the issuance of the December 31, 2004 financial statements. Therefore, although the sale to Gores closed during 2003, we deferred recognition of the related gain until December 31, 2004. The arbitrator’s adjustment of $4,340,000 related to the correction of specific financial reporting errors that should have adjusted prior period financial statements rather than being charged to the gain on the sale of the VS business.

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $293,000 and $77,000 of revenues that we recognized during the nine months and three months ended September 30, 2004, respectively, were previously deferred in the determination of the loss on the sale. The restated condensed consolidated financial statements exclude these amounts from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the nine months ended September 30, 2005, when the settlement was reached with Gores.

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

Note 7— Bank Loan Payable

In February 2004, we terminated a working capital credit facility with JPMorgan Chase. As a result of the termination of this facility, we wrote off $85,000 of unamortized deferred financing costs to expense in the nine months ended September 30, 2004.

Note 8 — Stockholder’s Equity

In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. As a result of this exchange, the unamortized discount on subordinated debentures and deferred financing costs were written off to expense, resulting in amortization of discount of $2,650,000 and amortization of deferred financing costs of $363,000 for the nine months ended September 30, 2004. Additionally, we recognized a $743,000 loss on the exchange. The investors have anti-dilution rights. As a result of the February 2004 and March 2005 financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $2.22 and $2.47, respectively and we recognized deemed dividends of $115,000 in the nine months ended September 30, 2005. The corresponding amount in the 2004 period was nominal.

In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to the investors in the private placement to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal). We also issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share with an estimated fair value of $895,000. As a result of the March 2005 financing, the exercise price was reduced to $2.60

The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,413,000 as of September 30, 2005 and $1,298,000 as of December 31, 2004. We recognized other expense of $88,000 and $45,000 for the nine months and three months ended September 30, 2004, respectively and $114,000 and $33,000 for the nine months and three months ended September 30, 2005, respectively.

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

Note 9 — Other Matters

In April 2005, we amended our operating lease for our Hillside, New Jersey office to extend the term of the lease through April 2007. At such time, we also increased the square feet under lease. Payments under the amended lease aggregate $145,000, $218,000 and $73,000 for the years ending December 31, 2005, 2006 and 2007, respectively, excluding operating costs.

Note 10 — Subsequent Events

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. As part of the strategic initiative, we implemented management changes, including the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004, left Glowpoint in April 2006 to pursue other opportunities. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors and Ed Heinen was appointed Chief Financial Officer.

In April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilutive protection. The Series B warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with generally accepted accounting principles, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier than three years after the offering date. Our costs related to the issuance of the notes were approximately $0.58 million, a portion of which represents placement fees of $0.5 million to Burnham Hill Partners, our placement agent. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements for the nine months and three months ended September 30, 2005 and 2004 and the notes thereto included elsewhere herein. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services over its carrier-grade IP-based subscriber network enabling users to connect across the United States, as well as to business centers around the world. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores). See Note 6 to the condensed consolidated financial statements for further information.

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

In March 2005, we entered into a strategic alliance with Sony Electronics, Inc. to create and launch a complete, Sony-customized, user-friendly video communication solution focused on broadening the use of IP-based video in and out of traditional office environments. Initially the relationship focused on creating a unique video experience for Sony customers by "private labeling" Glowpoint's features and services for Sony. The two companies launched a number of initiatives including broadcast solutions and an internet based video service called IVE (an acronym for Instant Video Everywhere). We developed and own IVE, but branded it for Sony as part of this initiative. In March 2006 Glowpoint and Sony modified and renewed their agreements to limit the focus to providing solutions for the broadcast market, which the parties believe has the most promise for near-term success.

In February 2006, we signed a separate agreement with Sony of Canada Ltd. to promote and resell our services, including the IVE video service. The IVE video service is now branded "Glowpoint's IVE."

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

We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have restated our consolidated financial statements as of December 31, 2004 and for the year then ended and our unaudited condensed consolidated financial statements for the interim periods within 2004, which have been filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006. We have also restated our condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which have been filed on Form 10-Q/A with the Commission on March 22, 2006. We have described the specific impact of the restatement on the interim nine months and three months ended September 30, 2004 in the more detailed discussion below.

Our internal accounting team is working diligently to complete our fiscal 2005 results. Restating financial statements for fiscal years 2002 and 2003 will require significant additional time and resources, primarily because of the following reasons:

•  During 2003, we completed the sale of our VS business to Gores. As part of the sale, we transferred four data communication servers which contained various documents and audit support workpapers associated with the books and records of the VS business for all periods prior to the sale. We did not retain backups of the information on those servers and we just recently received data downloads from such servers. Gores was only able to locate three of the four servers transferred.

•  We may not be able to quantify inventory in periods prior to 2004. Effective with the sale to Gores, we no longer owned any inventory and BDO Seidman was the only auditor who observed the physical inventory counts that affect those periods. To date, we have not been able to verify such inventory amounts, which will be necessary in order to complete a restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003. We will take all available actions to gain access to the BDO Seidman workpapers.

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

As noted above, the Audit Committee investigation found that during the relevant periods being restated, we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

The Audit Committee investigation further found that our current management has instituted improved internal accounting controls, including relocation and restaffing of the finance organization to our headquarters in April 2005. Our restaffing included a corporate Controller who has over 25 years experience in public and private company reporting, has earned his CPA and became our CFO in April 2006. We also instituted a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors. We are continuing to evaluate and improve our internal control procedures, where applicable.

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

Nine Months Ended September 30, 2005 ( the “2005 period”) Compared to Nine Months Ended September 30, 2004 ( the “2004 period”) and the Three Months Ended September 30, 2005 ( the “2005 quarter”) Compared to Three Months Ended September 30, 2004 ( the “ 2004 quarter”).

Results of operations

The following table sets forth for the nine months and three months ended September 30, 2005 and 2004, information derived from condensed consolidated financial statements as expressed as a percentage of revenues:

	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30 ,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.4	100.9	80.6	96.7
Gross margin (loss)	13.6	(0.9)	19.4	3.3

Operating expenses:
Research and development	6.8	6.8	7.0	7.1
Sales and marketing	24.0	18.6	22.2	21.2
General and administrative	74.7	69.1	81.6	65.5
Total operating expenses	105.5	94.5	110.8	93.8
Loss from operations	(91.9)	(95.4)	(91.4)	(90.5)
Other (income) expense:
Amortization of deferred financing costs	0.0	3.8	0.0	──
Interest (income) expense, net	(0.6)	(0.1)	(1.0)	(0.6)
Increase in derivative financial instrument	0.9	0.7	0.7	1.0
Amortization of discount on subordinated debentures	0.0	22.6	0.0	──
Other non-operating business		(1.1)		(3.0)
Loss on exchange of debt	0.0	6.3	0.0	──
Gain on settlement with Gores	(2.9)	──	──	──
Total other (income) expenses, net	(2.6)	32.2	(0.3)	(2.6)
Net loss	(89.3)	(127.6)	(91.1)	(87.9)
Preferred stock dividends	(1.6)	(2.3)	(1.3)	(2.3)
Preferred stock deemed dividends	(9.7)	──	──	──
Net loss attributable to common stockholders	(100.6)%	(129.9)%	(92.4)%	(90.2)%

Revenues - Revenues increased $1.4 million, or 12%, in the 2005 period to $13.2 million from $11.8 million in the 2004 period. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base, formerly known as NuVision) increased $0.6 million, or 8%, in the 2005 period to $8.2 million from $7.6 million in the 2004 period. Contractual revenue related to the Network Services customer base was $0.2 million in both the 2005 period and the 2004 period. We began receiving revenue from this customer base when we acquired it from Tandberg, Inc. in April 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.8 million, or 20%, in the 2005 period to $4.9 million from $4.1 million in the 2004 period. The growth in non-subscription revenue was the result of an increase of $0.7 million in revenue from the Network Services customer base in the 2005 period from the 2004 period. Revenues for the 2005 quarter increased $0.2 million, or 4%, to $4.6 million from $4.4 million in the 2004 quarter. Subscription and related revenue increased $.3 million, or 10%, in the 2005 quarter to $2.9 million from $2.6 million in the 2004 quarter. Non-subscription revenue consisting of bridging events and other one-time fees decreased $0.1 million, or 3%, in the 2005 quarter to $1.7 million from $1.8 million in the 2004 quarter. This decrease was caused by a reduction in revenue from the Network Services customer base.

Restatement Impact - Revenues - Revenues were increased $12,000 for the 2004 period and reduced by $2,000 for the 2004 quarter. We have deferred the recognition of revenue associated with installation services from 2002 and 2003 and amortized it over a 24 month period (the estimated average life of a subscription based customer). Previously, we recognized such installation revenue at the time such services were completed. This change had the impact of increasing revenues by $126,000 for the 2004 period and $56,000 for the 2004 quarter. The increases were offset by a reduction related to sales taxes of $55,000 for the 2004 period and $34,000 for the 2004 quarter and a reclassification of $45,000 to other income for the 2004 period and for the 2004 quarter.

Cost of revenues - Cost of revenues for the 2005 period decreased $0.5 million, or 4%, to $11.4 million from $11.9 million in the 2004 period. Cost of revenues decreased $0.5 million, or 13%, in the 2005 quarter to $3.7 million from $4.2 million in the 2004 quarter. The decline in costs as a percentage of revenue in the 2005 period and the 2005 quarter is the result of the renegotiation of rates, the migration of service to lower cost providers where possible and a reduction of $166,000 to reflect a vendor credit relating to a second quarter of 2005 billing dispute. For the 2005 period, additional revenue associated with the Network Services customer base, which began in the second quarter of 2004, resulted in increased gross margins. This additional revenue caused our gross margin to increase to 13.6% in the 2005 period (12.3% excluding the credit) from a negative 0.9% in the 2004 period. The additional revenue also caused our gross margin to increase to 19.4% (15.7% excluding the credit) in the 2005 quarter from 3.3% in the 2004 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Restatement Impact - Cost of revenues - Cost of revenues was increased by $2,381,000 for the 2004 period and $805,000 for the 2004 quarter. For the 2004 period, $1,619,000, and for the 2004 quarter, $505,000 was erroneously capitalized as property and equipment rather than being charged to cost of revenues in the period. We recomputed the amount of our network costs allocated to cost of revenues, research and development, sales and marketing and general and administrative expenses to properly reflect costs associated with the various departments that used the internal network. This resulted in increases to cost of revenues of $260,000 for the 2004 period and $72,000 for the 2004 quarter. Depreciation expense of $223,000 for the 2004 period and $65,000 for the 2004 quarter previously allocated to sales and marketing and general and administrative expenses has been reclassified to cost of revenues. Additionally, we recomputed the amount of certain circuit costs that were allocated to Gores and previously charged to the sale of the VS business and have decreased the amount allocated by $344,000 for the 2004 period and $89,000 for the 2004 quarter. Cost of revenues was increased by $166,000 for the 2004 period and $95,000 for the 2004 quarter to properly reflect installation costs. Cost of revenues was decreased by $118,000 for the 2004 period and $56,000 for the 2004 quarter to apply credits from telecommunications carriers to the appropriate periods. Cost of revenues was reduced $113,000 in the 2004 period for costs incurred in 2003 that were previously recognized in the 2004 period.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $0.1 million in the 2005 period to $0.9 million from $0.8 million in the 2004 period. The increase was a result of increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners. Research and development expense was $0.3 million for the 2005 quarter and 2004 quarter. Research and development expense as a percentage of revenue was 6.8% for the 2005 period, 6.8% for the 2004 period, 7.0% for the 2005 quarter and 7.1% for the 2004 quarter.

Restatement Impact - Research and development - Research and development expenses were decreased by $234,000 for the 2004 period and by $51,000 for the 2004 quarter. The decreases reflect the reclassification of $331,000 for the 2004 period and of $85,000 for the 2004 quarter of costs to general and administrative expenses. This reclassification was partially offset by the proper allocation of depreciation expense and allocated network services which increased expenses by $97,000 for the 2004 period and $33,000 for the 2004 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased $1.0 million in the 2005 period to $3.2 million from $2.2 million in the 2004 period. The primary causes of the increase in costs for the 2005 period were a $0.5 million increase in salaries, benefits and travel costs resulting from the addition of a direct sales force of 11 employees and an increase of $0.3 million in marketing expense associated with a sales lead generation program and other initiatives. Sales and marketing expenses increased $0.1 million to $1.0 million for the 2005 quarter from $0.9 million for the 2004 quarter. The primary causes of the increase in costs for the 2005 quarter were an increase in salaries, benefits and travel costs. Sales and marketing expense, as a percentage of revenue, was 24.0% for the 2005 period, 18.6% for the 2004 period, 22.2% for the 2005 quarter and 21.2% for the 2004 quarter.

Restatement Impact - Sales and marketing - Sales and marketing expenses, previously referred to as selling, were decreased by $3,673,000 for the 2004 period and $1,187,000 for the 2004 quarter. The decreases reflect the reclassification of $2,615,000 for the 2004 period and $888,000 for the 2004 quarter of costs to general and administrative expenses. Sales commissions and bonuses were reduced by $66,000 for the 2004 period for costs that should have been expensed prior to the 2004 period. To reflect a proper allocation of network costs to sales and marketing expense we have recorded a reduction of $648,000 for the 2004 period and $201,000 for the 2004 quarter. Sales and marketing costs have been reduced by $377,000 for the 2004 period and $114,000 for the 2004 quarter relating to improper commission accruals.

General and administrative - General and administrative expenses increased $1.7 million in the 2005 period to $9.8 million from $8.1 million in the 2004 period. The primary components of the increase were $1.1 million in salaries and benefits related to executive management and increased staffing levels, $0.8 million for professional fees incurred in connection with the restatement of our financial statements and the related audit committee investigation and $0.2 million for increased equipment rentals. These increases were partially offset by a reduction of $0.4 in consulting fees. General and administrative expenses increased $0.8 million to $3.7 million for the 2005 quarter from $2.9 million for the 2004 quarter. Professional fees incurred in connection with the restatement of our financial statements and the related audit committee investigation resulted in an increase of $0.8 million and salaries and benefits related to executive management and increased staffing levels increased $0.3 million in the 2005 quarter. These increases were partially offset by reductions of $0.2 million in consulting fees. General and administrative expenses as a percentage of revenue were 74.7% in the 2005 period, 69.1% in the 2004 period, 81.6% in the 2005 quarter and 65.5% in the 2004 quarter.

Restatement Impact - General and administrative - General and administrative expenses were increased by $2,441,000 for the 2004 period and $912,000 for the 2004 quarter. We have reclassified to general and administrative expenses $2,946,000 for the 2004 period and $973,000 for the 2004 quarter of costs that were previously classified as selling and research and development, which relate principally to customer service, engineering and other operating expenses. Depreciation expense was reduced by $1,433,000 for the 2004 period and $491,000 for the 2004 quarter reflecting the reduction of fixed assets and a reclassification of depreciation expense. The re-allocation of network costs between cost of revenues, research and development, sales and marketing and general and administrative expenses resulted in an increase of $354,000 for the 2004 period and $118,000 for the 2004 quarter in general and administrative expenses. Expenses were also increased for professional fees of $228,000 for the 2004 period and $120,000 for the 2004 quarter incurred in connection with the Gores arbitration, which had previously been charged to the loss on the sale of the VS business to Gores. We recognized additional expense of $196,000 for the 2004 period and $69,000 for the 2004 quarter relating to sales taxes. Bad debt expense was increased by $64,000 for the 2004 quarter.

Other (income) expense - Other income of $0.3 million for the 2005 period principally reflects a gain on the settlement of an amount owed to Gores. Other expense of $3.8 million for the 2004 period principally reflects amortization of discount on convertible debentures and related deferred financing costs and a loss on exchange of the debentures for Series B convertible preferred stock, common stock and a modification to warrants. Other income for the 2005 quarter reflects net interest income and for the 2004 quarter reflects a gain on marketable securities and an insurance claim payment.

Restatement Impact - Other (income) expense - Other expense for the 2004 period of $4,503,000 was reduced by $711,000, which resulted in other expense of $3,792,000. Other expense as previously reported of $23,000 for the 2004 quarter was adjusted by $136,000, which resulted in other income of $113,000. A gain of $53,000 previously recognized in the 2004 period and a loss of $116,000 in the 2004 quarter have been reversed to properly account for marketable securities which were received in 2003 and sold in September 2004. As a result of correcting the accounting for the issuance of the subordinated convertible debentures, we reduced the amortization of the related discount by $515,000 and recognized additional amortization of deferred financing costs of $363,000 for the 2004 period. We had previously overstated the discount by $1,489,000, which was partially offset by overstating amortization by $989,000 as of January 1, 2004, due to the overstatement of the discount and by following the straight line method of amortizing the discount rather than the effective yield method. As a result of correcting the accounting for the exchange of the subordinated convertible debentures for Series B convertible preferred stock, warrants and a modification to warrants, we reduced the loss on the exchange of debt by $611,000 for the 2004 period. We had previously recognized a loss on the exchange of $1,354,000, which included the excess of the fair value of the common stock underlying the Series B convertible preferred stock of $5,499,000 over the face amount of the subordinated convertible debentures of $4,888,000 in the loss on exchange. However, the subordinated convertible debentures were convertible into the same number of shares of common stock as the Series B convertible preferred stock and, accordingly, had the same fair value. The loss on the exchange has been reduced to $743,000, representing the fair value of the shares of common stock and the incremental fair value from the warrant modification, which were included in the exchange.

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

Net loss - Net loss attributable to common stockholders decreased to $13.2 million, or $0.30 per basic and diluted share, in the 2005 period from $15.3 million, or $0.43 per basic and diluted share, in the 2004 period. Net loss attributable to common stockholders increased to $4.2 million, or $0.10 per basic and diluted share in the 2005 quarter, from $4.0 million in the 2004 quarter, or $0.09 per basic and diluted share, in the 2004 quarter.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss attributable to common stockholders	$(13,233)	$(15,261)	$(4,217)	$(3,957)
Depreciation and amortization	1,727	1,669	580	567
Amortization of deferred financing costs	—	448	—	—
Amortization of discount on subordinated debentures	—	2,650	—	—
Loss on exchange of debt	—	743	—	—
Gain from discontinued operations	(379)	—	—	—
Preferred stock dividends and deemed dividends	1,487	270	58	99
Interest (income) expense net	(76)	(5)	(43)	(26)
EBITDA from continuing operations	$(10,474)	$(9,486)	$(3,622)	$(3,317)

Liquidity and capital resources

At September 30, 2005, we had working capital of $1.9 million compared to $3.6 million at December 31, 2004, a decrease of approximately $1.7 million or 47%. We had $6.2 million in cash and cash equivalents at September 30, 2005 compared to $4.5 million at December 31, 2004. The $1.7 million increase in cash resulted from the net proceeds from the March 2005 private placement of common stock of $9.4 million and the $2.7 million from the Gores settlement offset by the $9.2 million usage of cash in operations in the 2005 period and the purchase of $1.2 million of property, equipment and leasehold improvements.

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

In February 2004, we raised net proceeds of $12.5 million in a private placement of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire on August 17, 2009. The warrants are subject to certain anti-dilution protection and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal). In addition, we issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share.

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

In April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with GAAP, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier to three years after the offering date. Our costs related to the issuance of the notes was approximately $0.58 million, a portion of which represents placement fees of $0.5 million to Burnham Hill Partners, our placement agent. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

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

Net cash used in operating activities was $9.2 million for the 2005 period and $9.1 million for the 2004 period. For the 2005 period, the primary components of the net cash usage were the net loss of $11.7 million which was increased by a $0.5 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and other current assets and a non-cash gain on the settlement with Gores of $0.4 million and reduced by depreciation and amortization expense of $1.7 million, a $0.7 million increase in accounts payable and accrued expenses, $0.6 million of equity-based compensation, the receipt of $0.3 million in previously escrowed cash in conjunction with the Gores settlement agreement and an increase in deferred revenue of $0.2 million. For the 2004 period, the primary components of the net cash usage were the net loss of $15.0 million and an increase in the amount due from Gores of $0.4 million, reduced by amortization of discount on subordinated debentures of $2.7 million, depreciation and amortization of $1.7 million, loss on exchange of debt of $0.7 million, equity-based compensation of $0.6 million and amortization of deferred financing costs of $0.4 million.

During the quarter ended September 30, 2005, there were no material changes in our contractual obligations.

Cash provided by investing activities for the 2005 period amounted to $1.5 million which consisted of $2.7 collected in the settlement with Gores partially offset by $1.2 million for the purchase of property, equipment and leasehold improvements. For the 2004 period, cash used in investing activities was $0.9 million for the purchase of property, equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions through 2006. We do not anticipate current expansion for the network and therefore currently have no significant commitments to make capital expenditures in 2006.

Cash provided by financing activities for the 2005 and 2004 periods was $9.4 million and $13.0 million, respectively. Financing activities for the 2005 and 2004 periods included receipt of the $9.4 million and $11.4 million of net proceeds from the private placements of common stock and warrants. The 2004 period includes $1.2 million of proceeds attributable to a derivative financial instrument and $0.6 million for the exercise of warrants and options.

We believe that our available capital as of September 30, 2005, together with our operating activities, will enable us to continue as a going concern through September 30, 2006.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are defending several suits in the ordinary course of business that are not material to our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

None.

(i) Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC. Registrant

Date: May 11, 2006	By:/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: May 11, 2006	By:/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)