Form 10-Q/A
period 2005-03-31
GLOWPOINT INC
filed 2007-01-31
CIK 746210

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

312-235-3888
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

Yes  ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 10, 2005 was 46,045,715.

GLOWPOINT, INC

* The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2005	December 31, 2004*
	(Unaudited) (Restated - Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$13,683	$4,497
Escrowed cash	—	337
Accounts receivable, net of allowance for doubtful accounts of $366 and $305, respectively	2,035	1,872
Receivable from Gores Technology Group	—	2,371
Prepaid expenses and other current assets	455	554
Total current assets	16,173	9,631
Property and equipment, net	4,828	5,103
Other assets	261	258
Total assets	$21,262	$14,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,958	$2,984
Accrued expenses	3,750	3,822
Current portion of derivative financial instrument	586	367
Deferred revenue	475	265
Current portion of capital lease obligations	—	35
Total current liabilities	7,769	7,473
Derivative financial instrument, less current portion	755	932
Total liabilities	8,524	8,405

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable, 0.120334 and 0.203667 Series B shares outstanding (stated value of $2,888 and $4,888;liquidation value of $3,353 and $5,257), respectively	2,888	4,888

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000 shares authorized; 46,086 and 37,935 shares issued and issuable; 45,966 and 37,815 shares outstanding, respectively	5	4
Deferred compensation	(1,021)	(1,176)
Additional paid-in capital	160,099	148,510
Accumulated deficit	(148,993)	(145,399)
	10,090	1,939
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ equity	9,850	1,699
Total liabilities and stockholders’ equity	$21,262	$14,992

* Derived from audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007.

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except par share data)

(Restated-Note 3)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$4,202	$3,186
Cost of revenue	3,686	3,539
Gross margin (loss)	516	(353)

Operating expenses:
Research and development	313	241
Sales and marketing	923	556
General and administrative	3,214	2,609
Total operating expenses	4,450	3,406
Loss from operations before other (income) expense	(3,934)	(3,759)

Other (income) expense
Amortization of deferred financing costs	—	448
Interest income	(3)	(14)
Interest expense	42	67
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Gain on settlement with Gores	(379)	—
Total other (income) expense, net	(340)	3,894
Net loss	(3,594)	(7,653)
Preferred stock dividends	(89)	(74)
Preferred stock deemed dividends	(1,282)	—
Net loss attributable to common stockholders	$(4,965)	$(7,727)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.13)	$(0.24)

Weighted average number of common shares:
Basic and diluted	39,020	32,363

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Restated-Note 3)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from Operating Activities
Net loss	$(3,594)	$(7,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570	543
Amortization of deferred financing costs	—	448
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Other expense recognized for the increase in the estimated fair value of the derivative financial instrument	43	13
Equity-based compensation	189	181
Gain on settlement with Gores	(379)	—
Common stock issued for interest on convertible debentures	—	45
Other	—	83
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisition:
Escrowed cash	337	(1)
Accounts receivable	(163)	683
Receivable from Gores Technology Group	—	59
Prepaid expenses and other current assets	99	(48)
Other assets	(3)	(209)
Accounts payable	(26)	(661)
Accrued expenses	21	(31)
Deferred revenue	210	26
Net cash used in operating activities	(2,696)	(3,129)

Cash flows from Investing Activities
Settlement from discontinued operations (Note 6)	2,750	—
Purchases of property, equipment and leasehold improvements	(295)	(309)
Net cash provided by (used in) investing activities	2,455	(309)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants	9,389	11,399
Proceeds attributed to derivative financial instrument	—	1,164
Proceeds from exercise of warrants and options, net	73	122
Payments on capital lease obligations	(35)	(39)
Net cash provided by financing activities	9,427	12,646
Increase in cash and cash equivalents	9,186	9,208
Cash and cash equivalents at beginning of period	4,497	4,105
Cash and cash equivalents at end of period	$13,683	$13,313
Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$53	$8

	Three Months Ended March 31,
	2005	2004
Non-cash investing and financing activities:
Deferred compensation and additional paid-in capital recorded for the issuance of restricted common stock	$—	$380
Issuance of Series B convertible preferred stock in exchange for convertible debentures	—	4,888
Conversion of Series B convertible preferred stock to common stock	2,000	—
Preferred stock deemed dividends	1,282	—
Preferred stock dividends	89	74
Equity issued as consideration for accrued preferred stock dividends	183	—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1 - The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores) (See Note 6). Our services include IP-based and ISDN-based videoconferencing services, which are provided principally on a subscription basis, and managed bridging conferencing services for multi-point video and audio communications among three or more participants. We also provide IP-based broadcasting and event services.

On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business were included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following restated (see Note 3) pro forma information for the three months ended March 31, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004 (in thousands, except per share amounts):

Revenue	$4,066
Gross margin	80
Net loss	(7,405)
Net loss attributable to common stockholders	(7,479)
Net loss attributable to common stockholders per share	$(0.23)

Note 2 - Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restatement adjustments-see Note 3) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the restated financial statements and footnotes thereto for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on January 18, 2007.

The restated condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, AllComm Products Corporation ("APC") and VTC Resources, Inc. ("VTC"). All material inter-company balances and transactions have been eliminated in consolidation.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $3.6 million and $7.7 million for the three months ended March 31, 2005 and 2004, respectively, and had negative operating cash flows of $2.7 million and $3.1 million, respectively, for the three months ended March 31, 2005 and 2004. At March 31, 2005, we had cash and cash equivalents of $13.7 million, working capital of $8.4 million and an accumulated deficit of $149.0 million. We raised net proceeds of $9.4 million in March 2005, but continue to sustain losses and negative operating cash flows. In March 2006, we commenced a restructuring of our business (see Note 9), and we are working on raising capital to fund such operations. However, there are no assurances that additional capital will be obtained. We believe that our available working capital at March 31, 2005 along with our operating activities will enable us to continue as a going concern through March 31, 2006.

Note 3 - Restatement

The accompanying unaudited condensed consolidated financial statements restate the unaudited condensed consolidated financial statements included in Form 10-Q/A, which was filed on March 22, 2006. These restatements relate to additional accruals for (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint. The restated condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated unaudited condensed consolidated financial statements for the three months ended March 31, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. The restatements had the following effect as of March 31, 2005 and for the three months ended March 31, 2005 (the 2005 period) and 2004 (the 2004 period):

Accrued expenses - Accrued expenses at March 31, 2005 were increased by $1,587,000.

Accumulated deficit - Our accumulated deficit at March 31, 2005 has been increased by $1,587,000, including an increase of $1,401,000 as of January 1, 2005 and an increase in our net loss for the 2005 period of $186,000.

General and administrative - General and administrative expenses were increased by $186,000 and $127,000, respectively, for the 2005 and 2004 periods.

The following tables summarize the account balances that have been restated (in thousands, except per share amounts):

	Previously Reported	As Restated
	March 31, 2005 (unaudited)
Balance sheets:
Accrued expenses	$2,163	$3,750
Total current liabilities	6,182	7,769
Total liabilities	6,937	8,524
Accumulated deficit	(147,406)	(148,993)
Total stockholders’ equity	$11,437	$9,850

	Previously Reported	As Restated	Previously Reported	As Restated
	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	(unaudited)		(unaudited)
Statements of Operations:
General and administrative	$3,028	$3,214	$2,482	$2,609
Total operating expenses	4,264	4,450	3,279	3,406
Loss from operations before other (income) expense	(3,748)	(3,934)	(3,632)	(3,759)
Net loss	(3,408)	(3,594)	(7,526)	(7,653)
Net loss attributable to common stockholders	(4,779)	(4,965)	(7,600)	(7,727)
Net loss attributable to common stockholders - basic and diluted	$(0.12)	$(0.13)	$(0.23)	$(0.24)

Note 4 - Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(4,965)	$(7,727)
Add: stock-based compensation expense included in reported loss, net of tax.	155	181
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(439)	(390)
Pro forma net loss attributable to common stockholders	$(5,249)	$(7,936)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported	$0.13	$0.24
Basic and diluted - pro forma	$0.13	$0.25

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

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	4.27%	4.87%
Expected lives	5 Years	5 Years
Expected volatility	101.05%	101.76%

Note 5 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2005 and 2004 is the same as basic loss per share. A total of 14,780,000 and 11,052,000 potential shares of common stock for outstanding and issuable options and warrants and 2,059,000 and 1,288,000 shares of common stock issuable upon the conversion of our Series B convertible preferred stock have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively, because the effects would be antidilutive.

Note 6 - Sale of VS Business

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

In March 2005, we announced that we had entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the assets of the VS business, various payables between the companies and Gores' acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2.75 million and released the $335,000, including interest thereon, that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition. We will not receive any payments under the earnout provision in the agreement.

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $100,000 of revenue that we recognized during the three months ended March 31, 2004, have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the three months ended March 31, 2005, when the settlement was reached with Gores.

The arbitrator's adjustment of $4,340,000 related to the correction of specific financial reporting errors. Accordingly, the accompanying financial statements reflect these items prior to 2004 and the gain or loss on the transaction has been accounted for upon the closing in 2003. Pursuant to the settlement agreement with Gores in 2005, each party was released from amounts due to the other beyond the payment by Gores of $2,750,000 and the release of the escrowed cash to us. Accordingly, we recognized the gain on settlement.

Note 7 - Bank Loan Payable

In February 2004, we terminated a working capital credit facility with JPMorgan Chase. As a result of the termination of this facility, we wrote off $85,000 of unamortized deferred financing costs to expense in the three months ended March 31, 2004.

Note 8 - Stockholder’s Equity

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

Note 9 - Subsequent Events

In April, 2005, we amended our operating lease for our Hillside, New Jersey office to extend the term of the lease through April 2007. At such time, we also increased the square feet under lease. Payments under the amended lease aggregate $197,000, $218,000 and $73,000 for the years ending December 31, 2005, 2006 and 2007, respectively, excluding operating costs.

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. As part of the strategic initiative, we implemented management changes, including the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. We also announced that Gerard Dorsey, executive vice president and chief financial officer since December 2004, will be leaving Glowpoint in April 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

Glowpoint has reviewed its accruals relating to sales and use taxes, regulatory fees and related penalties and interest. This analysis caused Glowpoint to revise certain assumptions and determinations and, on September 20, 2006, Glowpoint’s Board of Directors concluded that the restatement of previously issued financial statements was appropriate.

Additionally, on October 26, 2006, Glowpoint announced a potential tax owed by All Communications Corp. (“AllComm”), a predecessor of Glowpoint, to New York State Department of Taxation and Finance (the “AllComm Tax Liability”).  Our representatives then met with New York State officials and presented the supporting documentation in an attempt to have this matter resolved on the merits of the case. On or about December 12, 2006, we and New York State agreed on the amount of $269,000 owed to settle the AllComm Tax Liability.

Accordingly, we have restated our unaudited condensed consolidated balance sheet as of March 31, 2005 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, which were previously filed on Form 10-Q/A on March 22, 2006. The restated condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated unaudited condensed consolidated financial statements for the three months ended March 31, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. We have described the specific impact of the restatement as of March 31, 2005 and for the three months ended March 31, 2005 (the 2005 period) and 2004 (the 2004 period) in the discussion below:

Results of Operations

The following table sets forth for the three months ended March 31, 2005 and 2004, information derived from our restated condensed consolidated financial statements expressed as a percentage of our revenues:

	(Unaudited)
	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenues	87.7	111.1
Gross margin (loss)	12.3	(11.1)

Operating expenses:
Research and development	7.4	7.6
Sales and marketing	22.0	17.4
General and administrative	76.5	81.9
Total operating expenses	105.9	106.9
Loss from operations before other (income) expense	(93.6)	(118.0)
Other (income) expense:
Amortization of deferred financing costs	0.0	14.0
Interest income	(0.1)	(0.4)
Interest expense	1.0	2.1
Amortization of discount on subordinated debentures	0.0	83.2
Loss on exchange of debt	0.0	23.3
Gain on settlement with Gores	(9.0)	—
Total other (income) expenses, net	(8.1)	122.2
Net loss	(85.5)	(240.2)
Preferred stock dividends	(2.1)	(2.3)
Preferred stock deemed dividends	(30.5)	—
Net loss attributable to common stockholders	(118.1)	(242.5)

Three months ended March 31, 2005 (the “2005 period”) compared to three months ended March 31, 2004 (the “2004 period).

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

Cost of revenue. Cost of revenue increased $0.2 million, or 4%, in the 2005 period to $3.7 million from $3.5 million for the 2004 period. Infrastructure costs (defined as backbone related costs of network) decreased $0.1 million, or 11%, in the 2005 period to $1.0 million from $1.1 million for the 2004 period. Access costs (defined as costs of connecting subscriber locations to the network) decreased $0.3 million, or 6%, in the 2005 period to $1.3 million from $1.6 million for the 2004 period. The decline in access costs in the 2005 period was the result of the renegotiation of rates and the migration of service to lower cost providers where possible. Costs associated with the Network Services customer base were $0.5 million for the 2005 period. Other costs of revenue decreased $0.1 million, or 13%, in the 2005 period to $0.7 million from $0.8 million for the 2004 period. The rate of increase in our gross profit percentage is not indicative of results expected to be achieved in subsequent periods.

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

General and Administrative. General and administrative expenses, as restated, increased $0.6 million in the 2005 period to $3.2 million from $2.6 million in the 2004 period. The primary components of the increase were $0.1 million in salaries and benefits related to executive management, $0.1 million increase in equity-based compensation recorded in connection with the issuance of restricted stock and warrants as compensation and an increase of $0.1 million of additional provision for bad debt. General and administrative expenses include (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint which totaled $0.3 million and $0.2 million for the 2005 period and 2004 period, respectively. Sales taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. We have not been collecting and remitting such taxes and regulatory fees and as a result our general and administrative expenses include costs for such matters that would otherwise not have been incurred. General and administrative expenses as a percentage of net revenues was 76.5% for the 2005 period, a decrease from 81.9% for the 2004 period.

Restatement impact-general and administrative - General and administrative expenses were increased by $186,000 and $127,000, respectively, for the 2005 and 2004 periods.

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

Net loss. Net loss attributable to common stockholders, as restated, decreased to $5.0 million, or $0.13 per basic and diluted share, in the 2005 period from $7.7 million, or $0.24 per basic and diluted share, for the 2004 period.

Earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA is not a standard financial measurement under accounting principles generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. Management believes that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders	$(4,965)	$(7,727)
Depreciation and amortization	570	543
Amortization of deferred financing costs	—	448
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Equity-based compensation	189	181
Gain from discontinued VS operations	(379)	—
Preferred stock dividends	1,371	74
Interest expense, net	39	53
EBITDA from continuing operations	$(3,175)	$(3,035)

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $8.4 million compared to $2.2 million at December 31, 2004. We had $13.7 million in cash and cash equivalents at March 31, 2005 compared to $4.5 million at December 31, 2004. The $6.2 million increase in working capital resulted primarily from the net proceeds from the March 2005 private placement of common stock of $9.4 million.

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

Net cash used in operating activities was $2.7 million and $3.1 million, respectively, during the 2005 and 2004 periods. For the 2005 period, we had a net loss of $3.6 million, a gain on settlement with Gores of $0.4 million, an increase in accounts receivable of $0.2 million and a decrease in accrued expenses of $0.02 million, offset by depreciation and amortization of $0.5 million, $0.2 million of equity-based compensation, the collection of $0.3 million of escrowed cash and an increase in deferred revenue of $0.2 million. For the 2004 period, we had a net loss of $7.7 million, an increase in other assets of $0.2 million and a decrease in accounts payable and accrued expenses of $0.7 million, partially offset by depreciation and amortization of $0.5 million, amortization of debenture discount and deferred financing costs of $3.1 million, loss on exchange of convertible debentures of $0.7 million and equity-based compensation of $0.2 million.

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

Other Matters

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

We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have twice restated our consolidated financial statements as of December 31, 2004 and for the year then ended, including disclosure of the effect of the restatements on our unaudited condensed consolidated financial information for the interim periods within 2004, which have been filed as exhibits to our Reports on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007, and previously on March 17, 2006. We restated our unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which were filed on our March 31, 2005 Form 10-Q/A on March 22, 2006. We are again restating our unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which are included elsewhere in this Report on Form 10-Q/A.

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

Revenue Recognition

We recognize service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint network subscriber service and the multi-point video and audio bridging services as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the life of the customer contracts. Revenues derived from other sources are recognized when services are provided or events occur.

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

GLOWPOINT, INC. Registrant

Date: January 31, 2007	By:	/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: January 31, 2007	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)