Form 10-Q/A
period 2005-06-30
GLOWPOINT INC
filed 2007-01-31
CIK 746210

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2005 was 46,046,340.

GLOWPOINT, INC

*
The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007.

i

Glowpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2005	December 31, 2004*
	(Unaudited) (Restated - Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$9,041	$4,497
Escrowed cash	—	337
Accounts receivable, net of allowance for doubtful accounts of $341 and $305; respectively	2,171	1,872
Receivable from Gores Technology Group	—	2,371
Prepaid expenses and other current assets	848	554
Total current assets	12,060	9,631
Property and equipment , net	4,967	5,103
Other assets	256	258
Total assets	$17,283	$14,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590	$2,984
Accrued expenses	4,303	3,822
Current portion of derivative financial instrument	806	367
Deferred revenue	508	265
Capital lease obligations	—	35
Total current liabilities	8,207	7,473

Derivative financial instrument, less current portion	573	932
Total liabilities	8,780	8,405

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable, 0.120334 and 0.203667 Series B shares outstanding (stated value of $2,888 and $4,888;liquidation value of $3,353 and $5,257), respectively	2,888	4,888

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000 shares authorized; 46,086 and 37,935 shares issued and issuable; 45,966 and 37,815 shares outstanding, respectively	5	4
Deferred compensation	(865)	(1,176)
Additional paid-in capital	160,270	148,510
Accumulated deficit	(153,555)	(145,399)
	5,855	1,939
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ equity	5,615	1,699
Total liabilities and stockholders’ equity	$17,283	$14,992

* Derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007.

See accompanying notes to condensed consolidated financial statements.

Glowpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

(Restated - Note 3)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue	$8,599	$7,365	$4,397	$4,179
Cost of revenue	7,692	7,611	4,006	4,072
Gross margin (loss)	907	(246)	391	107

Operating expenses:
Research and development	576	481	263	240
Sales and marketing	2,148	1,259	1,225	703
General and administrative	6,670	5,576	3,456	2,967
Total operating expenses	9,394	7,316	4,944	3,910
Loss from operations before other (income) expense	(8,487)	(7,562)	(4,553)	(3,803)

Other (income) expense:
Amortization of deferred financing costs	—	448	—	—
Interest (income) expense, net	(33)	21	(29)	(19)
Increase in fair value of derivative financial instrument	81	43	38	30
Amortization of discount on subordinated debentures	—	2,650	—	—
Loss on exchange of debt	—	743	—	—
Gain on settlement with Gores	(379)	—	—	—
Total other (income) expense, net	(331)	3,905	9	11
Net loss	(8,156)	(11,467)	(4,562)	(3,814)
Preferred stock dividends	(147)	(171)	(58)	(97)
Preferred stock deemed dividends	(1,282)	—	—	—
Net loss attributable to common stockholders	$(9,585)	$(11,638)	$(4,620)	$(3,911)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.23)	$(0.33)	$(0.10)	$(0.10)

Weighted average number of common shares:
Basic and diluted	42,532	34,860	45,966	37,332

See accompanying notes to condensed consolidated financial statements.

Glowpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Restated - Note 3)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from Operating Activities:
Net loss	$(8,156)	$(11,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,147	1,102
Amortization of deferred financing costs	—	448
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Other expense recognized for the increase in the estimated fair value of the derivative financial instrument	81	43
Common stock issued for interest on convertible debentures	—	45
Gain on settlement with Gores	(379)	—
Equity-based compensation	573	378
Other	—	38
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisition:
Escrowed cash	337	(1)
Accounts receivable	(299)	75
Receivable from Gores Technology Group	—	(392)
Prepaid expenses and other current assets	(294)	(119)
Other assets	2	(215)
Accounts payable	(394)	(806)
Accrued expenses	516	1,257
Deferred revenue	243	19
Net cash used in operating activities	(6,623)	(6,202)

Cash flows from Investing Activities:
Settlement from discontinued operations (Note 6)	2,750	—
Purchases of property, equipment and leasehold improvements	(1,011)	(568)
Net cash provided by (used in) investing activities	1,739	(568)

Cash flows from Financing Activities:
Proceeds from issuance of common stock and warrants	9,389	11,399
Offering costs	—	(27)
Proceeds attributed to derivative financial instrument	—	1,164
Proceeds from exercise of warrants and options, net	74	559
Payments on capital lease obligations	(35)	(64)
Net cash provided by financing activities	9,428	13,031
Increase in cash and cash equivalents	4,544	6,261
Cash and cash equivalents at beginning of period	4,497	4,105
Cash and cash equivalents at end of period	$9,041	$10,366

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$15

	Six Months Ended June 30,
	2005	2004
Non-cash investing and financing activities:
Deferred compensation and additional paid-in capital recorded for the issuance of restricted common stock	$—	$511
Issuance of Series B convertible preferred stock in exchange for convertible debentures	—	4,888
Conversion of Series B convertible preferred stock to common stock	2,000	—
Preferred stock deemed dividends	1,282	—
Preferred stock dividends	147	171
Equity issued as consideration for accrued preferred stock dividends	183	—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note 1 — The Business

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

On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business were included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following restated (see Note 3) pro forma information for the three months and six months ended June 30, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004 (in thousands, except per share amounts):

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
Revenue	$8,355	$4,290
Gross margin	267	188
Net loss	(11,162)	(3,756)
Net loss attributable to common stockholders	(11,333)	(3,853)
Net loss attributable to common stockholders per share	$(0.33)	$(0.10)

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $8.2 million and $4.6 million for the six months and three months ended June 30, 2005, respectively and $11.5 million and $3.8 million for the six months and three months ended June 30, 2004, respectively. We had negative cash flows from operations of $6.6 million and $6.2 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, we had cash and cash equivalents of $9.0 million, working capital of $3.9 million and an accumulated deficit of $153.6 million. We raised net proceeds of $9.4 million in March 2005, but continue to sustain losses and negative cash flows from operations. In March 2006, we commenced a restructuring of our business (see Note 10). In April 2006, we issued senior secured convertible notes and warrants and raised net proceeds of $5.6 million. We believe that our available working capital at June 30, 2005, together with our operating activities will enable us to continue as a going concern through June 30, 2006.

Note 3 — Restatement

The accompanying unaudited condensed consolidated financial statements restate the unaudited condensed consolidated financial statements included in Form 10-Q, which was previously filed on April 20, 2006. These restatements relate to additional accruals for (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint and (iii) recognition of compensation expense related to the issuance of 100,000 warrants to a financial advisor in May 2005 and for the extension in the expiration date of 130,500 warrants. The restated unaudited condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated condensed consolidated financial statements for the six and three months ended June 30, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. The restatements had the following effect as of June 30, 2005 and for the six months ended June 30, 2005 (the 2005 period) and 2004 (the 2004 period) and for the three months ended June 30, 2005 (the 2005 quarter) and 2004 (the 2004 quarter):

Accrued expenses - Accrued expenses at June 30, 2005 were increased by $1,775,000 to reflect revised liability for the sales and use taxes, regulatory fees and related penalties and interest liability.

Additional paid-in capital - Additional paid-in capital as of June 30, 2005 has been increased by $195,000, related to the issuance of 100,000 warrants to a financial advisor and recorded as compensation and for the extension of the expiration date of 130,500 warrants.

Accumulated deficit - Accumulated deficit as of June 30, 2005 has been increased by $1,970,000, including an increase of $1,401,000 as of January 1, 2005 and an increase in our net loss for the 2005 period of $374,000 related to sales and use taxes, regulatory fees and the related penalties and interest and $195,000 for compensation expense related to the warrants.

General and administrative - General and administrative expenses were increased by $569,000 and $334,000, respectively, in the 2005 and 2004 periods. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $374,000 and $334,000, respectively, for the 2005 and 2004 periods and $195,000 in the 2005 period and 2005 quarter for compensation expense related to warrants. General and administrative expenses were increased by $383,000 and $207,000, respectively, in the 2005 and 2004 quarters. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $187,000 and $207,000, respectively, for the 2005 and 2004 quarters and $195,000 in the 2005 quarter for compensation expense related to warrants.

The following tables summarize the account balances that have been restated (in thousands, except per share amounts):

	Previously Reported	As Restated
Balance sheets:	June 30, 2005 (unaudited)
Accrued expenses	$2,528	$4,303
Total current liabilities	6,432	8,207
Total liabilities	7,005	8,780
Additional paid-in capital	160,075	160,270
Accumulated deficit	(151,585)	(153,555)
Total stockholders’ equity	$7,390	$5,615

	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
	Six months ended		Six months ended		Three months ended		Three months ended
Statements of Operations:	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
General and administrative	$6,101	$6,670	$5,242	$5,576	$3,073	$3,456	$2,760	$2,967
Total operating expenses	8,825	9,394	6,982	7,316	4,561	4,944	3,703	3,910
Loss from operations before other (income) expense	(7,918)	(8,487)	(7,228)	(7,562)	(4,170)	(4,553)	(3,596)	(3,803)
Net loss	(7,587)	(8,156)	(11,133)	(11,467)	(4,179)	(4,562)	(3,607)	(3,814)
Net loss attributable to common stockholders	(9,016)	(9,585)	(11,304)	(11,638)	(4,237)	(4,620)	(3,704)	(3,911)
Net loss per share - basic and diluted	$(0.21)	$(0.23)	$(0.32)	$(0.33)	$(0.09)	$(0.10)	$(0.10)	$(0.10)

See Note 4 with respect to the restatement of our proforma stock-based employee compensation for the six and three months ended June 30, 2005.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported herein	$(9,585)	$(11,638)	$(4,620)	$(3,911)
Add: stock-based compensation expense included in reported loss.	311	378	156	197
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(847)	(780)	(408)	(390)
Pro forma net loss attributable to common stockholders	$(10,121)	$(12,040)	$(4,872)	$(4,104)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.23)	$(0.33)	$(0.10)	$(0.10)
Basic and diluted - pro forma	$(0.24)	$(0.35)	$(0.11)	$(0.11)

During the third quarter of 2004 we modified certain options to their life upon future separation of employment, which occurred during the second quarter of 2005. We have restated the above table to reflect the pro forma expense for the fair value of the modification in the third quarter of 2004 which was not included in the amounts previously disclosed. The unaudited condensed consolidated financial statements included in our June 30, 2005 Form 10-Q filed on April 20, 2006 had reflected this pro forma expense in the second quarter of 2005 and disclosed stock-based employee compensation expense determined under the fair value based method of $1,071,000 and $630,000 for the six and three month periods ended June 30, 2005, respectively.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.86	2.98	3.83	3.94
Expected lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	109.52%	113.13%	108.57%	112.83%

Note 5 — Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months and six months ended June 30, 2005 and 2004 is the same as basic loss per share. Potential shares of common stock associated with 14,428,000 and 11,206,000 outstanding and issuable options and warrants and 1,301,000 and 2,080,000 shares issuable upon the conversion of our Series B convertible preferred stock as of June 30, 2005 and 2004, respectively, have been excluded from the diluted calculations because the effects would be antidilutive.

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

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $116,000 and $216,000 of revenues that we recognized during the three months and six months ended June 30, 2004, respectively, have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the six months ended June 30, 2005, when the settlement was reached with Gores.

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

Note 7 — Bank Loan Payable

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

In March and April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilution protection. The Series B Warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with generally accepted accounting principles, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B Warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier than three years after the offering date. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

The Notes bear interest at 10% per annum, mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. The Series A and Series B warrants are exercisable for a period of 5 years.

We are evaluating the accounting treatment of this transaction, including consideration of applicable accounting standards for derivative instruments. We are also evaluating the effect on the conversion price of our Series B convertible preferred stock and the exercise price of outstanding warrants that are subject to anti-dilution adjustments occasioned by this transaction. Reductions to the conversion price and exercise prices may result in deemed dividend treatment.

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

Restatement

Glowpoint has reviewed its accruals relating to sales and use taxes, regulatory fees and related penalties and interest. This analysis caused Glowpoint to revise certain assumptions and determinations and, on September 20, 2006, Glowpoint’s Board of Directors concluded that the restatement of previously issued financial statements was appropriate. We have also reflected an adjustment to recognize compensation expense related to the issuance of 100,000 warrants to a financial advisor in May 2005 and the modification of the expiration date for 130,500 warrants.

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

Accordingly, we have restated our unaudited condensed consolidated balance sheet as of June 30, 2005 and the unaudited condensed consolidated statements of operations for the six and three months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004, which were previously filed on Form 10-Q on April 20, 2006. The restated condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated condensed consolidated financial statements for the six and three months ended June 30, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. We have described the specific impact of the restatement as of June 30, 2005 and for the six months ended June 30, 2005 (the 2005 period) and 2004 (the 2004 period) and for the three months ended June 30, 2005 (the 2005 quarter) and 2004 (the 2004 quarter) in the discussion below.

Results of Operations.

The following table sets forth for the six months and three months ended June 30, 2005 and 2004, information derived from restated condensed consolidated financial statements as expressed as a percentage of revenues:

	(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30 ,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	89.5	103.3	91.1	97.4
Gross margin (loss)	10.5	(3.3)	8.9	2.6

Operating expenses:
Research and development	6.7	6.5	6.0	5.7
Sales and marketing	25.0	17.1	27.9	16.9
General and administrative	77.6	75.7	78.6	71.0
Total operating expenses	109.3	99.3	112.5	93.6
Loss from operations before other (income) expense	(98.8)	(102.6)	(103.6)	(91.0)
Other (income) expense:
Amortization of deferred financing costs	0.0	6.1	0.0	──
Interest (income) expense, net	(0.4)	0.3	(0.7)	(0.4)
Increase in derivative financial instrument	0.9	0.6	0.9	0.7
Amortization of discount on subordinated debentures	0.0	36.0	0.0	──
Loss on exchange of debt	0.0	10.1	0.0	──
Gain on settlement with Gores	(4.4)	──	──	──
Total other (income) expenses, net	(3.9)	53.1	0.2	0.3
Net loss	(94.9)	(155.7)	(103.8)	(91.3)
Preferred stock dividends	(1.7)	(2.3)	(1.3)	(2.3)
Preferred stock deemed dividends	(14.9)	──	──	──
Net loss attributable to common stockholders	(111.5)%	(158.0)%	(105.1)%	(93.6)%

Six Months Ended June 30, 2005 ( the “2005 period”) Compared to Six Months Ended June 30, 2004 ( the “2004 period”) and the Three Months Ended June 30, 2005 ( the “2005 quarter”) Compared to Three Months Ended June 30, 2004 ( the “ 2004 quarter”).

Revenue - Revenue increased $1.2 million, or 16%, in the 2005 period to $8.6 million from $7.4 million in the 2004 period. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base) increased $0.33 million, or 7%, in the 2005 period to $5.4 million from $5.0 million in the 2004 period. Contractual revenue related to the Network Services customer base (formerly known as NuVision) was $0.17 million in the 2005 period and $0.09 in the 2004 period. We received revenue from this customer base beginning in the 2004 quarter because we acquired it from Tandberg USA in April 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.9 million, or 39% in the 2005 period to $3.2 million from $2.3 million in the 2004 period. The growth in non-subscription revenue was the result an increase of $0.85 million in revenue from the Network Services customer base in the 2005 period. Revenues for the 2005 quarter increased $0.2 million, or 5% to $4.4 million from $4.2 million in the 2004 quarter. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base) increased $.1 million, or 5% in the 2005 quarter to $2.7 million from $2.6 million in the 2004 quarter. Non-subscription revenue consisting of bridging events and other one-time fees increased $0.1 million, or 6% in the 2005 quarter to $1.7 million from $1.6 million in the 2004 quarter.

Cost of revenue - Cost of revenue for the 2005 period increased $0.1 million, or 1%, to $7.7 million from $7.6 million in the 2004 period. The decline in costs as a percentage of revenue in the 2005 period is the result of the renegotiation of rates and the migration of service to lower cost providers where possible. This caused the gross margin to increase to 10.5% in the 2005 period from a negative 3.3% in the 2004 period. Cost of revenues decreased $0.1 million or 2% in the 2005 quarter to $4.0 million from $4.1 million in the 2004 quarter. This caused the gross margin to increase to 8.9% in the 2005 quarter from 2.6% in the 2004 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development costs, which include he costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $0.14 million in the 2005 period to $0.6 million from $0.5 million in the 2004 period. The increase was a result of increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners. Research and development expense as a percentage of revenue was 6.7% for the 2005 period, 6.5% for the 2004 period, 6.0% for the 2005 quarter and 5.7% for the 2004 quarter.

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

General and administrative - General and administrative expenses, as restated, increased $1.1 million in the 2005 period to $6.7 million from $5.6 million in the 2004 period. The primary components of the increase were $0.5 million in salaries and benefits related to executive management and increased staffing levels and $0.2 million for increased equipment rentals. General and administrative expenses increased $0.5 million to $3.5 million for the 2005 quarter from $3.0 million for the 2004 quarter. Salaries and benefits related to executive management and increased staffing levels increased $0.2 million in the 2005 quarter. General and administrative expenses include (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint which totaled $0.5 million for both the 2005 period and 2004 period and $0.3 million for both the 2005 quarter and 2004 quarter. Sales taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. We have not been collecting and remitting such taxes and regulatory fees and as a result our general and administrative expenses include costs for such matters that would otherwise not have been incurred. General and administrative expenses as a percentage of revenue were 77.6% in the 2005 period, 75.7% in the 2004 period, 78.6% in the 2005 quarter and 71.0% in the 2004 quarter.

Restatement Impact - General and administrative - General and administrative expenses were increased by $569,000 and $334,000, respectively, in the 2005 and 2004 periods. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $374,000 and $334,000, respectively, for the 2005 and 2004 periods and $195,000 in the 2005 period for compensation expense related to warrants. General and administrative expenses were increased by $383,000 and $207,000, respectively, in the 2005 and 2004 quarters. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $187,000 and $207,000, respectively, for the 2005 and 2004 quarters and $195,000 in the 2005 quarter for compensation expense related to warrants.

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

Net loss - Net loss attributable to common stockholders, as restated, decreased to $9.6 million, or $0.23 per basic and diluted share, in the 2005 period from $11.6 million, or $0.33 per basic and diluted share, in the 2004 period. Net loss attributable to common stockholders, as restated, increased to $4.6 million, or $0.10 per basic and diluted share in the 2005 quarter from $3.9 million in the 2004 quarter, or $0.10 per basic and diluted share, in the 2004 quarter.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(9,585)	$(11,638)	$(4,620)	$(3,911)
Depreciation and amortization	1,147	1,102	577	559
Amortization of deferred financing costs	—	448	—	—
Amortization of discount on subordinated debentures	—	2,650	—	—
Loss on exchange of debt	—	743	—	—
Gain from discontinued operations	(379)	—	—	—
Equity-based compensation	573	378	381	195
Preferred stock dividends and deemed dividends	1,429	171	58	97
Interest (income) expense net	(33)	21	(29)	(19)
EBITDA from continuing operations	$(6,848)	$(6,125)	$(3,633)	$(3,079)

Liquidity and Capital Resources

At June 30, 2005, we had working capital of $3.9 million compared to $2.2 million at December 31, 2004, an increase of approximately $1.7 million or 77%. We had $9.0 million in cash and cash equivalents at June 30, 2005 compared to $4.5 million at December 31, 2004. The $1.7 million increase in working capital resulted primarily from the net proceeds from the March 2005 private placement of common stock of $9.4 million offset by the $6.6 million usage of cash in operations in the 2005 period and the purchase of $1.0 million of property, equipment and leasehold improvements.

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

In March and April 2006, we issued senior secured convertible notes and warrants in a private placement to private investors. In the transaction, we issued $6.18 million aggregate principal amount of our 10% Senior Secured Convertible Notes, Series A Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B Warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The warrants are subject to certain anti-dilution protection. The Series B Warrants only become exercisable if we fail to achieve positive operating income, determined in accordance with GAAP, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B Warrants will be cancelled if we consummate a strategic transaction or repay the Notes prior to the date we make our financial statements for the fourth quarter of 2006 available to the public. We also agreed to change the exercise price of all previously issued warrants held by the investors in this offering to $0.65, and to extend the term of any such warrants that would expire earlier to three years after the offering date. The $5.6 million net proceeds of the offering will be used to support our corporate restructuring program and for working capital.

The Notes bear interest at 10% per annum, mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. The Series A and Series B warrants are exercisable for a period of 5 years.

Net cash used in operating activities was $6.6 million for the 2005 period and $6.2 million for the 2004 period. For the 2005 period, the primary components of the net cash usage were the net loss of $8.2 million which was increased by a non-cash gain on the settlement with Gores of $0.4 million, a $0.3 million increase in accounts receivable and a $0.3 million increase in prepaid expenses and other current assets and reduced by depreciation and amortization of $1.1 million, $0.6 million of equity-based compensation and the receipt of $0.3 million in previously escrowed cash in conjunction with the Gores settlement agreement. For the 2004 period, the primary components of the net cash usage were the net loss of $11.5 million and an increase in the amount due from Gores of $0.4 million, reduced by depreciation and amortization of $1.1 million, amortization of deferred financing costs of $0.4 million, amortization of discount on subordinated debentures of $2.7 million, loss on exchange of debt of $0.7 million, an increase in accounts payable and accrued expenses of $0.5 million and equity-based compensation of $0.4 million.

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

We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have twice restated our consolidated financial statements as of December 31, 2004 and for the year then ended, including disclosure of the effect of the restatements on our unaudited condensed consolidated financial information for the interim periods within 2004, which have been filed as exhibits to our Reports on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007, and previously on March 17, 2006. We have restated our unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which have been filed on Form 10-Q/A with the Commission on January 31, 2007 and previously on March 22, 2006. We also restated our unaudited condensed consolidated financial statements for the six and three months ended June 30, 2004, which were filed on our June 30, 2005 Form 10-Q on April 20, 2006. We are restating our unaudited condensed consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004, which are included elsewhere in this Report on Form 10-Q/A.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2005 period, no impairment losses were recorded.

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

GLOWPOINT, INC. Registrant

Date: January 31, 2007	By:/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: January 31, 2007	By:/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)