Form 10-Q/A
period 2005-09-30
GLOWPOINT INC
filed 2007-01-31
CIK 746210

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

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2005	December 31, 2004*
	(Unaudited) (Restated - Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$6,221	$4,497
Escrowed cash	—	337
Accounts receivable, net of allowance for doubtful accounts of $152 and $305; respectively	2,329	1,872
Receivable from Gores Technology Group	—	2,371
Prepaid expenses and other current assets	923	554
Total current assets	9,473	9,631
Property and equipment, net	4,588	5,103
Other assets	217	258
Total assets	$14,278	$14,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,732	$2,984
Accrued expenses	4,353	3,822
Current portion of derivative financial instrument	1,026	367
Deferred revenue	449	265
Capital lease obligations	—	35
Total current liabilities	9,560	7,473
Derivative financial instrument, less current portion	387	932

Total liabilities	9,947	8,405

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 and 0.204 Series B shares issued and outstanding, (stated value of $2,888 and $4,888; liquidation value of $3,279 and $5,257), respectively	2,888	4,888

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000 shares authorized; 46,086 and 37,935 shares issued and issuable; 45,966 and 37,815 shares outstanding, respectively	5	4
Deferred compensation	(711)	(1,176)
Additional paid-in capital	160,328	148,510
Accumulated deficit	(157,939)	(145,399)
	1,683	1,939
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ equity	1,443	1,699
Total liabilities and stockholders’ equity	$14,278	$14,992

•	Derived from the audited restated consolidated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007.

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Restated- Note 3)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenue	$13,157	$11,748	$4,558	$4,383
Cost of revenue	11,367	11,851	3,675	4,240
Gross margin (loss)	1,790	(103)	883	143

Operating expenses:
Research and development	896	794	320	313
Sales and marketing	3,159	2,190	1,011	931
General and administrative	10,616	8,694	3,946	3,118
Total operating expense	14,671	11,678	5,277	4,362
Loss from operations before other (income) expense	(12,881)	(11,781)	(4,394)	(4,219)

Other (income) expense:
Amortization of deferred financing costs	—	448	—	—
Interest (income) expense, net	(76)	(5)	(43)	(26)
Increase in fair value of derivative financial instrument	114	88	33	45
Amortization of discount on subordinated debentures	—	2,650	—	—
Other non-operating business	—	(132)	—	(132)
Loss on exchange of debt	—	743	—	—
Gain on settlement with Gores	(379)	—	—	—
Total other (income) expense, net	(341)	3,792	(10)	(113)
Net loss	(12,540)	(15,573)	(4,384)	(4,106)
Preferred stock dividends	(205)	(270)	(58)	(99)
Preferred stock deemed dividends	(1,282)	—	—	—
Net loss attributable to common stockholders	$(14,027)	$(15,843)	$(4,442)	$(4,205)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.32)	$(0.44)	$(0.10)	$(0.11)

Weighted average number of common shares:
Basic and diluted	43,693	35,865	45,966	37,841

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Restated- Note 3)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from Operating Activities:
Net loss	$(12,540)	$(15,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,727	1,669
Amortization of deferred financing costs	—	448
Amortization of discount on subordinated debentures	—	2,650
Loss on exchange of debt	—	743
Other expense recognized for the increase in the estimated fair value of the derivative financial instrument	114	88
Common stock issued for interest on convertible debentures	—	45
Gain on settlement with Gores	(379)	—
Equity-based compensation	775	586
Other	—	(78)
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisition:
Escrowed cash	337	(2)
Accounts receivable	(457)	188
Receivable from Gores Technology Group	—	(400)
Prepaid expenses and other current assets	(369)	350
Other assets	41	(220)
Accounts payable	748	(449)
Accrued expenses	577	905
Deferred revenue	184	17
Net cash used in operating activities	(9,242)	(9,033)

Cash flows from Investing Activities:
Settlement from discontinued operations (Note 6)	2,750	—
Purchases of property, equipment and leasehold improvements	(1,212)	(852)
Net cash provided by (used in) investing activities	1,538	(852)

Cash flows from Financing Activities:
Proceeds from issuance of common stock and warrants	9,389	11,399
Offering costs	—	(34)
Proceeds attributed to derivative financial instrument	—	1,164
Proceeds from exercise of warrants and options, net	74	562
Payments on capital lease obligations	(35)	(97)
Net cash provided by financing activities	9,428	12,994
Increase in cash and cash equivalents	1,724	3,109
Cash and cash equivalents at beginning of period	4,497	4,105
Cash and cash equivalents at end of period	$6,221	$7,214

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$62

	Nine Months Ended September 30,
	2005	2004
Non-cash investing and financing activities:
Deferred compensation and additional paid-in capital recorded for the issuance of restricted common stock	$—	$511
Issuance of Series B convertible preferred stock in exchange for convertible debentures	—	4,888
Conversion of Series B convertible preferred stock to common stock	2,000	—
Preferred stock deemed dividends	1,282	—
Preferred stock dividends	205	270
Equity issued as consideration for accrued preferred stock dividends	183	—

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

On April 20, 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA (OSLO: TAA.OL), a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC. Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg’s corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed current contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business were included in the accompanying financial statements from April 20, 2004, the date of acquisition. The following restated (see Note 3) pro forma information for the nine months ended September 30, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004 (in thousands, except per share amounts):

Nine Months Ended September 30, 2004
Revenue	$12,738
Gross margin	410
Net loss	(15,268)
Net loss attributable to common stockholders	(15,538)
Net loss attributable to common stockholders per share	$(0.43)

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

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $12.5 million and $4.4 million for the nine months and three months ended September 30, 2005, respectively and of $15.6 million and $4.1 million for the nine months and three months ended September 30, 2004, respectively. We had net cash used in operations of $9.2 million and $9.0 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, we had cash and cash equivalents of $6.2 million, a working capital deficit of $0.1 million and an accumulated deficit of $157.9 million. We continue to sustain losses and negative cash flows from operations. In March 2006, we commenced a restructuring of our business (see Note 11). In March and April 2006, we issued senior secured convertible notes and warrants and raised net proceeds of $5.6 million. We believe that our available working capital at September 30, 2005, together with our operating activities and the March and April 2006 financing will enable us to continue as a going concern through September 30, 2006.

Note 3 — Restatement

The accompanying unaudited condensed consolidated financial statements restate the unaudited condensed consolidated financial statements included in Form 10-Q, which was previously filed on May 11, 2006. These restatements relate to additional accruals for (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint and (iii) recognition of compensation expense related to the issuance of 100,000 warrants to a financial advisor in May 2005 and for the extension in the expiration date of 130,500 warrants. The restated condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated condensed consolidated financial statements for the nine and three months ended September 30, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. The restatements had the following effect as of September 30, 2005 and for the nine months ended September 30, 2005 (the 2005 period) and 2004 (the 2004 period) and for the three months ended September 30, 2005 (the 2005 quarter) and 2004 (the 2004 quarter):

Accrued expenses - Accrued expenses were increased by $2,000,000 as of September 30, 2005 to reflect the revised liability for sales and use taxes, regulatory fees and related penalties and interest.

Additional paid-in capital - Additional paid-in capital as of September 30, 2005 has been increased by $195,000, related to the issuance of 100,000 warrants to a financial advisor and recorded as compensation and for the extension of the expiration date of 130,500 warrants.

Accumulated deficit - Accumulated deficit as of September 30, 2005 has been increased by $2,195,000, including an increase of $1,401,000 as of January 1, 2005 and an increase in our net loss for the 2005 period of $599,000 related to sales and use taxes, regulatory fees and related penalties and interest and $195,000 for compensation expense related to warrants.

General and administrative - General and administrative expenses were increased by $794,000 and $582,000, respectively, in the 2005 and 2004 periods. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $599,000 and $582,000, respectively, for the 2005 and 2004 periods and $195,000 in the 2005 period for compensation expense related to warrants. General and administrative expenses were increased for sales and use taxes, regulatory fees and related penalties and interest by $226,000 and $248,000, respectively, in the 2005 and 2004 quarters.

The following table summarizes the account balances that have been restated (In thousands, except per share amounts):

	Previously Reported	As Restated
	September 30, 2005 (unaudited)
Balance sheets:
Accrued expenses	$2,353	$4,353
Total current liabilities	7,560	9,560
Total liabilities	7,947	9,947
Additional paid-in capital	160,133	160,328
Accumulated deficit	(155,744)	(157,939)
Total stockholders’ equity	$3,443	$1,443

	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
	Nine months ended		Nine months ended		Three months ended		Three months ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Statements of Operations:
General and administrative	$9,822	$10,616	$8,112	$8,694	$3,721	$3,946	$2,870	$3,118
Total operating expenses	13,877	14,671	11,096	11,678	5,052	5,277	4,114	4,362
Loss from operations before other (income) expense	(12,087)	(12,881)	(11,199)	(11,781)	(4,169)	(4,394)	(3,971)	(4,219)
Net loss	(11,746)	(12,540)	(14,991)	(15,573)	(4,159)	(4,384)	(3,858)	(4,106)
Net loss attributable to common stockholders	(13,233)	(14,027)	(15,261)	(15,843)	(4,217)	(4,442)	(3,957)	(4,205)
Net loss per share - basic and diluted	$(0.30)	$(0.32)	$(0.43)	$(0.44)	$(0.09)	$(0.10)	$(0.10)	$(0.11)

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004		2005	2004
Net loss attributable to common stockholders, as reported herein	$(14,027)		$(15,843)	$(4,442)		$(4,205)
Add: stock-based compensation expense included in reported loss.	509		550	198		172
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(1,351)		(1,490)	(504)		(710)
Pro forma net loss attributable to common stockholders	$(14,869)	$	(16,783)	$(4,748)	$	(4,743)
Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.32)		$(0.44)	$(0.10)		$(0.11)
Basic and diluted - pro forma	$(0.34)		$(0.47)	$(0.10)		$(0.13)

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

Note 5 — Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months and three months ended September 30, 2005 and 2004 is the same as basic loss per share. Potential shares of common stock associated with 14,787,000 and 12,345,000 outstanding and issuable options and warrants and 1,301,000 and 2,080,000 shares issuable upon the conversion of our Series B convertible preferred stock as of September 30, 2005 and 2004, respectively, have been excluded from the diluted calculations because the effects would be antidilutive.

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

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $293,000 and $77,000 of revenues that we recognized during the nine months and three months ended September 30, 2004, respectively have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the nine months ended September 30, 2005, when the settlement was reached with Gores.

The arbitrator’s adjustment of $4,340,000 related to the correction of specific financial reporting errors. Accordingly, the accompanying financial statements reflect these items prior to 2004 and the gain or loss on the transaction has been accounted for upon the closing in 2003. Pursuant to the settlement agreement with Gores in 2005, each party was released from amounts due to the other beyond the payment by Gores of $2,750,000 and the release of the escrowed cash to us. Accordingly, we recognized the gain on settlement.

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

In March 2005, 83.333 shares of our outstanding Series B convertible preferred stock and accrued dividends of $183,000 were exchanged for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock with an excess aggregate fair value of $1,167,000. We recognized deemed dividends of $1,167,000 during the 2005 period in connection with the warrants and a reduced conversion price, which were offered as an inducement to convert.

Note 9 — Other Matters

In April 2005, we amended our operating lease for our Hillside, New Jersey office to extend the term of the lease through April 2007. At such time, we also increased the square feet under lease. Payments under the amended lease aggregate $145,000, $218,000 and $73,000 for the years ending December 31, 2005, 2006 and 2007, respectively, excluding operating costs.

Note 10 — Subsequent Events

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. As part of the strategic initiative, we implemented management changes, including the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004, left Glowpoint in April 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors and Ed Heinen was appointed Chief Financial Officer.

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

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, provides comprehensive video communications services over its carrier-grade IP-based subscriber network enabling users to connect across the United States, as well as to business centers around the world. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores). See Note 7 to the condensed consolidated financial statements for further information.

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

In February 2006, we signed a separate agreement with Sony of Canada Ltd. to promote and resell our services, including the IVE video service. The IVE video service is now branded "Glowpoint’s IVE."

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

Accordingly, we have restated our unaudited condensed consolidated balance sheet as of September 30, 2005 and the unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004, which were previously filed on Form 10-Q on May 11, 2006. The restated condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited restated financial statements filed as an exhibit to our Report on Form 8-K on January 18, 2007. The restated condensed consolidated financial statements for the nine and three months ended September 30, 2004 are consistent with the restated unaudited condensed consolidated financial information included in the audited restated financial statements filed as an exhibit to Form 8-K on January 18, 2007. We have described the specific impact of the restatement as of September 30, 2005 and for the nine months ended September 30, 2005 (the 2005 period) and 2004 (the 2004 period) and for the three months ended September 30, 2005 (the 2005 quarter) and 2004 (the 2004 quarter) in the discussion below.

Results of Operations

The following table sets forth for the nine months and three months ended September 30, 2005 and 2004, information derived from our restated condensed consolidated financial statements as expressed as a percentage of revenues:

	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30 ,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.4	100.9	80.6	96.7
Gross margin (loss)	13.6	(0.9)	19.4	3.3

Operating expenses:
Research and development	6.8	6.8	7.0	7.1
Sales and marketing	24.0	18.6	22.2	21.2
General and administrative	80.7	74.1	86.6	71.1
Total operating expenses	111.5	99.5	115.8	99.4
Loss from operations before other (income) expense	(97.9)	(100.4)	(96.4)	(96.1)
Other (income) expense:
Amortization of deferred financing costs	0.0	3.8	0.0	──
Interest (income) expense, net	(0.6)	(0.1)	(1.0)	(0.6)
Increase in derivative financial instrument	0.9	0.7	0.7	1.0
Amortization of discount on subordinated debentures	0.0	22.6	0.0	──
Other non-operating business	──	(1.1)	──	(3.0)
Loss on exchange of debt	0.0	6.3	0.0	──
Gain on settlement with Gores	(2.9)	──	──	──
Total other (income) expenses, net	(2.6)	32.2	(0.3)	(2.6)
Net loss	(95.3)	(132.6)	(96.1)	(93.5)
Preferred stock dividends	(1.6)	(2.3)	(1.3)	(2.3)
Preferred stock deemed dividends	(9.7)	──	──	──
Net loss attributable to common stockholders	(106.6)%	(134.9)%	(97.4)%	(95.8)%

Nine Months Ended September 30, 2005 (the “2005 period”) Compared to Nine Months Ended September 30, 2004 (the “2004 period”) and the Three Months Ended September 30, 2005 (the “2005 quarter”) Compared to Three Months Ended September 30, 2004 ( the “ 2004 quarter”).

Revenue - Revenue increased $1.4 million, or 12%, in the 2005 period to $13.2 million from $11.8 million in the 2004 period. Subscription and related revenue (which includes contractual revenue related to the Network Services customer base, formerly known as NuVision) increased $0.6 million, or 8%, in the 2005 period to $8.2 million from $7.6 million in the 2004 period. Contractual revenue related to the Network Services customer base was $0.2 million in both the 2005 period and the 2004 period. We began receiving revenue from this customer base when we acquired it from Tandberg, Inc. in April 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $0.8 million, or 20%, in the 2005 period to $4.9 million from $4.1 million in the 2004 period. The growth in non-subscription revenue was the result of an increase of $0.7 million in revenue from the Network Services customer base in the 2005 period from the 2004 period. Revenues for the 2005 quarter increased $0.2 million, or 4%, to $4.6 million from $4.4 million in the 2004 quarter. Subscription and related revenue increased $.3 million, or 10%, in the 2005 quarter to $2.9 million from $2.6 million in the 2004 quarter. Non-subscription revenue consisting of bridging events and other one-time fees decreased $0.1 million, or 3%, in the 2005 quarter to $1.7 million from $1.8 million in the 2004 quarter. This decrease was caused by a reduction in revenue from the Network Services customer base.

Cost of revenue - Cost of revenues for the 2005 period decreased $0.5 million, or 4%, to $11.4 million from $11.9 million in the 2004 period. Cost of revenues decreased $0.5 million, or 13%, in the 2005 quarter to $3.7 million from $4.2 million in the 2004 quarter. The decline in costs as a percentage of revenue in the 2005 period and the 2005 quarter is the result of the renegotiation of rates, the migration of service to lower cost providers where possible and a reduction of $166,000 to reflect a vendor credit relating to a second quarter of 2005 billing dispute. For the 2005 period, additional revenue associated with the Network Services customer base, which began in the second quarter of 2004, resulted in increased gross margins. This additional revenue caused our gross margin to increase to 13.6% in the 2005 period (12.3% excluding the credit) from a negative 0.9% in the 2004 period. The additional revenue also caused our gross margin to increase to 19.4% (15.7% excluding the credit) in the 2005 quarter from 3.3% in the 2004 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

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

General and administrative - General and administrative expenses, as restated, increased $1.9 million in the 2005 period to $10.6 million from $8.7 million in the 2004 period. The primary components of the increase were $1.1 million in salaries and benefits related to executive management and increased staffing levels, $0.8 million for professional fees incurred in connection with the restatement of our financial statements and the related audit committee investigation, $0.2 million of equity-based financial advisory fees and $0.2 million for increased equipment rentals. These increases were partially offset by a reduction of $0.4 in consulting fees. General and administrative expenses increased $0.8 million to $3.9 million for the 2005 quarter from $3.1 million for the 2004 quarter. Professional fees incurred in connection with the restatement of our financial statements and the related audit committee investigation resulted in an increase of $0.8 million and salaries and benefits related to executive management and increased staffing levels increased $0.3 million in the 2005 quarter. These increases were partially offset by reductions of $0.2 million in consulting fees. General and administrative expenses include (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint which totaled $0.8 million for both the 2005 period and 2004 period and $0.3 million for both the 2005 quarter and 2004 quarter. Sales taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. We have not been collecting and remitting such taxes and regulatory fees and as a result our general and administrative expenses include costs for such matters that would otherwise not have been incurred. General and administrative expenses as a percentage of revenue were 80.7% in the 2005 period, 74.1% in the 2004 period, 86.6% in the 2005 quarter and 71.1% in the 2004 quarter.

Restatement Impact - General and administrative - General and administrative expenses were increased by $794,000 and $582,000, respectively, in the 2005 and 2004 periods. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest of $599,000 and $582,000, respectively, for the 2005 and 2004 periods and $195,000 in the 2005 period for compensation expense related to warrants. General and administrative expenses were increased by $226,000 and $248,000, respectively, in the 2005 and 2004 quarters. The increase is comprised of sales and use taxes, regulatory fees and related penalties and interest.

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

Net loss - Net loss attributable to common stockholders, as restated, increased to $14.0 million, or $0.32 per basic and diluted share, in the 2005 period from $15.8 million, or $0.44 per basic and diluted share, in the 2004 period. Net loss attributable to common stockholders, as restated, increased to $4.4 million, or $0.10 per basic and diluted share in the 2005 quarter, from $4.2 million in the 2004 quarter, or $0.11 per basic and diluted share, in the 2004 quarter.

Earnings before interest, taxes, depreciation and amortization (EBITDA) - EBITDA is not a standard financial measurement under accounting principles generally accepted in the United States of America (GAAP). EBITDA should not be considered as an alternative to net loss or cash flow from operating activities as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. EBITDA is provided below to more clearly present the financial results that management uses to internally evaluate its business. We believe that this non-GAAP financial measure allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner. The following table provides a reconciliation of the net loss attributable to common stockholders to EBITDA from continuing operations.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss attributable to common stockholders	$(14,027)	$(15,843)	$(4,442)	$(4,205)
Depreciation and amortization	1,727	1,669	580	567
Amortization of deferred financing costs	—	448	—	—
Amortization of discount on subordinated debentures	—	2,650	—	—
Loss on exchange of debt	—	743	—	—
Gain from discontinued operations	(379)	—	—	—
Preferred stock dividends and deemed dividends	1,487	270	58	99
Interest income, net	(76)	(5)	(43)	(26)
EBITDA from continuing operations	$(11,268)	$(10,068)	$(3,847)	$(3,565)

Liquidity and Capital Resources

At September 30, 2005, we had a working capital deficit of $0.1 million compared to working capital of $2.2 million at December 31, 2004, a decrease of approximately $2.3 million or 105%. We had $6.2 million in cash and cash equivalents at September 30, 2005 compared to $4.5 million at December 31, 2004. The $1.7 million increase in cash resulted from the net proceeds from the March 2005 private placement of common stock of $9.4 million and the $2.7 million from the Gores settlement offset by the $9.2 million usage of cash in operations in the 2005 period and the purchase of $1.2 million of property, equipment and leasehold improvements.

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

Net cash used in operating activities was $9.2 million for the 2005 period and $9.0 million for the 2004 period. For the 2005 period, the primary components of the net cash usage were the net loss of $12.5 million which was increased by a $0.5 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and other current assets and a non-cash gain on the settlement with Gores of $0.4 million and reduced by depreciation and amortization expense of $1.7 million, a $0.7 million increase in accounts payable and accrued expenses, $0.8 million of equity-based compensation and consulting fees, the receipt of $0.3 million in previously escrowed cash in conjunction with the Gores settlement agreement and an increase in deferred revenue of $0.2 million. For the 2004 period, the primary components of the net cash usage were the net loss of $15.6 million and an increase in the amount due from Gores of $0.4 million, reduced by amortization of discount on subordinated debentures of $2.7 million, depreciation and amortization of $1.7 million, loss on exchange of debt of $0.7 million, an increase in accounts payable and accrued expenses of $0.5 million, equity-based compensation of $0.6 million and amortization of deferred financing costs of $0.4 million.

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

We requested that BDO Seidman audit our restated consolidated financial statements for fiscal years 2002 through 2004 and review our condensed consolidated financial statements for the applicable inclusive interim periods and the quarter ended March 31, 2005, which BDO Seidman declined. We have twice restated our consolidated financial statements as of December 31, 2004 and for the year then ended, including disclosure of the effect of the restatements on our unaudited condensed consolidated financial information for the interim periods within 2004, which have been filed as exhibits to our Reports on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007, and previously on March 17, 2006. We have restated our unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, which have been filed on Form 10-Q/A with the Commission on January 31, 2007 and previously on March 22, 2006. We restated our unaudited condensed consolidated financial statements for the six and three months ended June 30, 2004, which were filed on our June 30, 2005 Form 10-Q on April 20, 2006 and our unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2004, which were filed on our September 30, 2005 Form 10-Q on May 11, 2006. We restated our unaudited condensed consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004, which were filed on our June 30, 2005 Form 10-Q/A on January 31, 2007. We are restating our unaudited condensed consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004, which were filed on Form 10Q/A on January 31, 2007 and our unaudited condensed consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004, which are included elsewhere in this Report on Form 10-Q/A.

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

Item 4. Controls and Procedures

During the periods covered by this report, we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, an externally maintained warrant registry, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

Our current management team has instituted improved internal accounting controls, including the institution of a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors and an internally maintained warrant registry. We are continuing to evaluate and improve our internal control procedures, where applicable.

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