Form 10-Q
period 2006-03-31
GLOWPOINT INC
filed 2007-06-06
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

225 Long Avenue, Hillside, New Jersey 07205
(Address of Principal Executive Offices)

312-235-3888
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 14, 2006 was 46,289,673.

GLOWPOINT, INC

* The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 8-K on February 27, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$870	$2,023
Accounts receivable, net of allowance for doubtful accounts of $149 and $145; respectively	2,028	2,171
Receivable for proceeds of 10% Notes	5,197	—
Prepaid expenses and other current assets	425	510
Total current assets	8,520	4,704
Property and equipment, net	3,712	4,117
Other assets	933	216
Total assets	$13,165	$9,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,408	$1,586
Accrued expenses	3,417	1,961
Accrued sales taxes and regulatory fees	3,385	3,063
Current portion of derivative financial instruments	4,030	1,246
Deferred revenue	316	374
Total current liabilities	13,556	8,230

Long term liabilities:
Derivative financial instruments, less current portion	1,811	324
10% Convertible notes, net of discount of $3,424	2,241	—
Total long term liabilities	4,052	324
Total liabilities	17,608	8,554

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,474 and $3,388, respectively)	2,888	2,888

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 46,086 and 46,086 shares issued and issuable; 46,046 and 46,046 shares outstanding, respectively	5	5
Additional paid-in capital	160,769	160,219
Accumulated deficit	(167,865)	(161,833)
Deferred compensation	—	(556)
	(7,091)	(2,165)
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ deficit	(7,331)	(2,405)
Total liabilities and stockholders’ deficit	$13,165	$9,037

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$4,721	$4,202
Cost of revenue	3,486	3,686
Gross margin	1,235	516

Operating expenses:
Research and development	271	313
Sales and marketing	729	923
General and administrative	4,653	3,214
Total operating expense	5,653	4,450
Loss from operations	(4,418)	(3,934)

Other expense (income):
Interest expense	1,638	—
Interest income	(4)	(3)
(Decrease) increase in fair value of derivative financial instruments	(23)	42
Gain on settlement with Gores	—	(379)
Total other expense (income), net	1,611	(340)
Net loss	(6,029)	(3,594)
Preferred stock dividends	(85)	(89)
Preferred stock deemed dividends	—	(1,282)
Net loss attributable to common stockholders	$(6,114)	$(4,965)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.13)	$(0.13)

Weighted average number of common shares:
Basic and diluted	46,046	39,100

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from Operating Activities:
Net loss	$(6,029)	$(3,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	526	570
Other expense recognized for the (decrease) increase in the estimated fair value of the derivative financial instruments	(23)	43
Beneficial conversion feature for 10% Notes	1,586	—
Gain on settlement with Gores	—	(379)
Stock-based compensation	297	189
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	143	(163)
Prepaid expenses and other current assets	85	99
Other assets	6	(3)
Accounts payable	822	(26)
Accrued expenses, sales taxes and regulatory fees	1,613	21
Deferred revenue	(58)	210
Net cash used in operating activities	(1,032)	(3,033)

Cash flows from Investing Activities:
Proceeds from discontinued operations, including escrowed cash	—	3,087
Purchases of property, equipment and leasehold improvements	(121)	(295)
Net cash (used in) provided by investing activities	(121)	2,792

Cash flows from Financing Activities:
Proceeds from issuance of common stock and warrants	—	9,389
Proceeds from exercise of warrants and options, net	—	73
Payments on capital lease obligations	—	(35)
Net cash provided by financing activities	—	9,427
(Decrease) increase in cash and cash equivalents	(1,153)	9,186
Cash and cash equivalents at beginning of period	2,023	4,497
Cash and cash equivalents at end of period	$870	$13,683

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$—	$53
Non-cash investing and financing activities:
Preferred stock dividends	$85	$89
Deferred financing costs for 10% Notes incurred by issuance of placement agent warrants	279	—
Proceeds from March 2006 financing not yet received	5,179	—
Preferred stock deemed dividends	—	1,282
Conversion of Series B convertible preferred stock to common stock	—	2,000
Equity issued as consideration for accrued preferred stock dividends	—	183
See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(Unaudited)

Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support any of the telepresence solutions on the market today.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $6,114,000 for the three months ended March 31, 2006. At March 31, 2006, we had a working capital deficit of $5,036,000. We had $870,000 in cash and cash equivalents at March 31, 2006. We had net cash used in operations of $1,032,000 for the three months ended March 31, 2006. Additionally, the 10% Senior Secured Convertible Notes (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Senior Secured Convertible Notes , we believe that our available capital as of March 31, 2006 will enable us to continue as a going concern through March 31, 2007. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes. If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

See “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the consolidated financial statements for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for sales taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of financial instruments. There have been no changes to our critical accounting policies in the three months ended March 31, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, GP Communications LLC, AllComm Products Corporation and VTC Resources, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, sales and use tax obligations, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives of property and equipment and the fair value of derivative financial instruments.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenues billed in advance are deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship. Revenues derived from other sources are recognized when services are provided or events occur.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2006 period, no impairment losses were indicated or recorded.

Derivative Financial Instruments

The Company’s objectives in using debt related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes formula where applicable and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the three months ended March 31, 2006 and 2005, we incurred fees for these services of $0 and $10,000, respectively.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and addresses issues raised in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe it will be materially affected by the adoption of SFAS No. 155.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109", regarding accounting for, and disclosure of, uncertain tax positions. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe its results of operations and financial position will be materially affected by the adoption of FIN No. 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB No. 108 and it did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

Note 2 - Stock-Based Compensation

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) are no longer an alternative to financial statement recognition. SFAS No. 123R also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. As previously permitted by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting under APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123 which were similar in most respects to SFAS No. 123R, with the exception of option forfeitures, which, under SFAS No. 123, had been accounted for as they occurred.

The Company has adopted SFAS No. 123R using the modified prospective method which requires that share-based expense recognized includes: (a) earned share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) earned share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s December 31, 2005 financial statements do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payments programs.

The Company uses the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123R and the pro forma disclosures under SFAS No. 123.

Stock options or warrants issued in return for services rendered by non-employees are accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common shareholders and net loss per share for the three months ended March 31, 2005 if the fair value based method using the Black-Scholes model at the grant date had been applied to all awards: (in thousands except per share data):

Three
Months
Net loss attributable to common stockholders, as reported	$(4,965)
Add: stock-based employee compensation expense included in reported net loss.	155
Deduct: total stock-based employee compensation expense determined under the fair value based method	(439)
Pro forma net loss attributable to common stockholders	$ (5,249)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.13)
Basic and diluted - pro forma	$(0.13)

The pro forma effect of applying SFAS No. 123R may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts are generally made each year.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.3%	4.3%
Expected option lives	5 Years	5 Years
Expected volatility	96.1%	101.1%
Estimated forfeiture rate	30%	20%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.45	$1.57

Expected volatility was calculated using the historical volatility of the appropriate industry sector index. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the three months ended March 31, 2006 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006	4,996	$2.51	3,613	$2.92
Granted	77	0.60
Exercised	—	—
Expired	(1)	3.86
Forfeited	(282)	1.34
Options outstanding, March 31, 2006	4,790	$2.54	4,071	$2.76

At March 31, 2006, there was $565,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 1.13 years. The Company has recorded $297,000 related to its stock-based compensation in general and administrative expenses for the three months ended March 31, 2006. There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2006. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2006 and 2005 is the same as basic loss per share. Potential shares of common stock associated with 20,777,000 and 14,780,000 outstanding options and warrants, 1,699,000 and 1,301,000 shares issuable upon the conversion of our Series B convertible preferred stock and 11,330,000 and 0 shares issuable upon conversion of the March 2006 10% Senior Secured Convertible Notes as of March 31, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 4 - Stockholders’ Deficit

In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The investors have anti-dilution rights. As a result of subsequent financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $1.70 and $1.88, respectively, as of March 31, 2006. We recognized deemed dividends of $115,000 in the three months ended March 31, 2005.

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,547,000 and $1,570,000 as of March 31, 2006 and December 31, 2005. We recognized other income of $23,000 for the three months ended March 31, 2006 and an expense of $42,000 for the three months ended March 31, 2005 based on changes in the estimated fair value.

In March 2005, we raised net proceeds of $9,376,000 in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. As a result of the March 2006 financing, the exercise price of the warrants have been adjusted to $1.82 as of March 31, 2006. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection.

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

Note 5 - 10% Senior Secured Convertible Notes

10% Senior Secured Convertible Notes and 10% Note Discount

In March 2006, we issued our 10% Senior Secured Convertible Notes (“10% Notes”) in a private placement to private investors. Activity for the 10% Notes and 10% Notes Discount during the year ended, and as of March 31, 2006, was as follows (in thousands):

		Total
Principal of 10% Notes:
March 2006 financing		$5,665

Discount:
Derivative financial instrument - Series A Warrants	(2,708)
Reduction of exercise price and extension of expiration dates of warrants	(716)
	(3,424)
Accretion of discount	—
		(3,424)
10% Notes, net of discount		$2,241

In the March 2006 transactions, we issued $5,665,000 of our 10% Notes, Series A warrants to purchase 5,665,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 5,565,000 shares of common stock at an exercise price of $0.01 per share. The proceeds of $5,197,000, net of financing costs deducted at closing, were received in April and are shown as a current asset on the balance sheet. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income, excluding restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 net proceeds of the March 2006 financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum and are convertible into common stock at a conversion rate of $0.50 per share. The Notes mature on September 30, 2007. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. The Series A and Series B warrants are exercisable for a period of 5 years.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the 10% Notes in March 2006 will be allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants under their original terms. In the March 2006 financings $716,000 of the proceeds was attributed to the estimated fair value of the modification of price and term of these warrants. The $716,000 fair value of this modification will be treated as a discount of the Note and expensed, using the imputed interest method, over the 18 month period to the Note’s maturity date.

Financing Costs

The financing costs, which were included in the other assets in the accompanying balance sheets, and accumulated amortization as of March 31, 2006, are as follows (in thousands):

March 2006
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$440
Other financing costs	105
545
Non-cash financing costs:
Placement agent warrants - Burnham Hill Partners	279

Financing costs charged to additional paid in capital	(101)
Total financing costs	$723

The financing costs are being amortized over the 18 month period through September 30, 2007, the maturity date of the 10% Notes.

Our financing costs related to the March 2006 financings were comprised of cash and non-cash charges. Our cash financing costs related to the issuance of the 10% Notes in March 2006 were $545,000, a portion of which represents placement fees of $440,000 to Burnham Hill Partners, our placement agent. Our non-cash financing costs were based on the fair value of various components of the transactions. These included the convertibility of the 10% Notes (beneficial conversion feature), the issuance of the Series A warrants, modifications to previously issued warrants held by investors in the financing and the issuance to the placement agent of warrants. A portion of the finance costs of the 10% Notes in March 2006, $101,000, was allocated to the $716,000 fair value of the modification of warrant exercise prices and extension of expirations dates for 3,625,000 previously issued warrants held by the investors in this offering.

The issuance to Burnham Hill Partners of placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share was valued at $279,000 for the March 2006 financings. As a result of the issuance of the placement agent warrants we recognized Additional Paid in Capital of $279,000.

Accounting for Conversion Feature and Series A Warrant Derivative Liabilities

Activity for derivative liabilities during the quarter ended March 31, 2006 and December 31, 2005, was as follows (in thousands):

	Dec. 31, 2005	Additions	Decrease in Fair Value	Mar. 31, 2006
Derivative financial instrument - February 2004 capital raise	$1,570	$—	$(23)	$1,547
Derivative financial instrument - Beneficial conversion feature - 10% notes	—	1,586	—	1,586
Derivative financial instrument - Series A Warrants	—	2,708	—	2,708
	1,570	$4,294	$(23)	5,841
Current portion	(1,246)			(1,811)
	$324			$4,030

We accounted for the convertibility of the 10% Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. Accordingly the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a 10% Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the 10% Notes and accrued interest or the value if the 10% Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the 10% Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. In the March 2006 financings $1,586,000 of the proceeds was attributed to the estimated fair value of the derivative liability and an expense of $1,586,000 was recognized.

We accounted for the issuance of the Series A warrants to purchase 5,665,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the March 2006 financings $2,708,000 of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,708,000 expense for the derivative liability will be treated as a discount on the 10% Notes and expensed, using the imputed interest method, over the 18 month period to the 10% Notes’ maturity date.

If the Series B warrants were issued we would account for their issuance as a derivative liability subject to SFAS No. 133 on that date based on the fair value at the date of consummation of financings (see Note 9).

Note 6 - Interest Expense

The components of interest expense for the three months ended March 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Beneficial conversion feature for 10% Notes	$1,586	$—
Interest expense for sales and use taxes and regulatory fees	52	—
	$1,638	$—

Note 7 - Sale of VS Business

In September 2003, we completed the sale of all of the assets of our VS business to Gores pursuant to the terms of the asset purchase agreement dated as of June 10, 2003. The total consideration payable to us under the agreement was up to $24,000,000, consisting of $21,000,000 in cash, of which $19,000,000 was payable as of closing ($335,000 was placed in an escrow account) and $2,000,000 was held back by Gores to cover potential purchase price adjustments, an unsecured $1,000,000 promissory note maturing on December 31, 2004 (bearing interest at 5% per annum) and up to $2,000,000 in earn-out payments based on performance of the assets over the two years following the closing. As partial consideration for the purchase of assets, Gores also assumed certain liabilities related to the VS business, including (1) all liabilities to be paid or performed after the closing date that arose from or out of the performance or non-performance by Gores after the closing date of any contracts included in the assets or entered into after June 10, 2003 and (2) our accounts payable, customer deposits, deferred revenue and accrued liabilities related to the VS business.

Pursuant to the agreement, Gores agreed that, for a period of three years commencing on the closing date, it would not, directly or indirectly, acquire or own any equity interest in certain of our competitors identified in the agreement. The agreement further provided that Gores could acquire an identified competitor upon payment to us of a one-time fee of $5,000,000. In November 2004, Gores acquired V-SPAN, Inc., which was one of the identified competitors.

Following the closing of the sale to Gores, we were unable to reach agreement with Gores on the amount, if any, of the adjustment to be made to the purchase price, which was based on the net assets, as defined, of the VS business sold to Gores as of June 30, 2003. Consequently, we entered into arbitration with Gores in July 2004, with PriceWaterhouseCoopers as the arbitrator. In January 2005, the arbitrator concluded that the net assets of the VS business sold to Gores should be reduced by $4,340,000.

In March 2005, we entered into a settlement agreement with Gores, resolving the outstanding disputes between the companies relating to the sale of the VS business, various payables between the companies and Gores’ acquisition of V-SPAN. Pursuant to the agreement, Gores paid us $2,750,000 and released the $335,000, including interest thereon that was escrowed at the closing of the asset sale. We dismissed our lawsuit against Gores relating to the V-SPAN acquisition. We will not receive any payments under the earn-out provision in the agreement.

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $100,000 of revenues that we recognized during the three months ended March 31, 2004 have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during quarter ended March 31, 2005, when the settlement was reached with Gores.

The arbitrator’s adjustment of $4,340,000 related to the correction of specific financial reporting errors. Accordingly, the accompanying consolidated financial statements reflect these items prior to 2004 and the gain or loss on the transaction has been accounted for upon the closing in 2003. Pursuant to the settlement agreement with Gores in 2005, each party was released from amounts due to the other beyond the payment by Gores of $2,750,000 and the release of the escrowed cash to us. Accordingly, we recognized the gain on settlement in the quarter ended March 31, 2005.

Note 8 - March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer. The following is a summary of our March 2006 restructuring activity as of March 31, 2006 (in thousands):

Accrual as of December 31, 2005	$0
Provision for severance	1,200
Less: amounts paid	(104)
Accrual as of March 31, 2006	$1,096

Note 9 - Subsequent Event

Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us”)., a Delaware corporation and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support any of the telepresence solutions on the market today.   Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (Gores). See Note 7 to the condensed consolidated financial statements for further information.

On March 7, 2005, we announced a settlement agreement with Gores, resolving the outstanding disputes relating to the sale of the assets of our VS business to Gores in September 2003. The agreement also covered Gores' acquisition of V-SPAN Inc. in November 2004. Pursuant to the terms of the settlement agreement, Gores paid us $2,750,000 and released to us the $335,000 that was escrowed at the closing of the asset sale. Also as part of the settlement, we dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

On March 14, 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10,150,000, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.82 as of March 31, 2006. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise."

In March and April 2006, we issued senior secured convertible notes and warrants in a private placement offering to private investors. In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Senior Secured Convertible Notes (“10% Notes”), Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006, respectively, financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes which bear interest at 10% per annum mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes.

Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

Results of Operations

The following table sets forth for the three months and three months ended March 31, 2006 and 2005, information derived from our condensed consolidated financial statements as expressed as a percentage of revenues:

(Unaudited)
	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	73.8	87.7
Gross margin	26.2	12.3

Operating expenses:
Research and development	5.7	7.4
Sales and marketing	15.4	22.0
General and administrative	98.6	76.5
Total operating expenses	119.7	105.9
Loss from operations	(93.5)	(93.6)
Other expense (income):
Interest expense	34.6	──
Interest income	──	──
(Decrease) increase in fair value of derivative financial instruments	(0.5)	0.9
Gain on settlement with Gores	──	(9.0)
Total other expense (income), net	34.1	(8.1)
Net loss	(127.6)	(85.5)
Preferred stock dividends	(1.8)	(2.1)
Preferred stock deemed dividends	──	(30.5)
Net loss attributable to common stockholders	(129.4)%	(118.1)%

Three Months Ended March 31, 2006 (the “2006 quarter”) Compared to Three Months Ended March 31, 2005 (the “2005 quarter”).

Revenue - Revenue increased $519,000, or 12.4%, in the 2006 quarter to $4,721,000 from $4,202,000 in the 2005 quarter. Subscription and related revenue increased $545,000, or 20.7%, in the 2006 quarter to $3,176,000 from $2,631,000 in the 2005 quarter. The increased subscription and related revenue is caused by an 8% increase in installed subscription circuits and an increase in the subscription revenue per circuit. The increased subscription revenue per circuit is a result of the Company evaluating circuit profitability and upon circuit renewal either increasing the monthly subscription charges or canceling unprofitable circuits. Non-subscription revenue consisting of bridging, events and other one-time fees decreased $26,000 in the 2006 quarter to $1,545,000 from $1,571,000 in the 2005 quarter.

Cost of revenue - Cost of revenues for the 2006 quarter decreased $200,000, or 5.4%, to $3,486,000 from $3,686,000 in the 2005 quarter. The decline in costs as a percentage of revenue in the 2006 quarter is the result of the start of an on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible. Savings were also generated in connection with our Points of Presences (“POP”). A POP is where our customers gain access to the Glowpoint network. We eliminated three of our twelve POPs and excess capacity in several other POPs.

Gross margin - Gross margin for the 2006 quarter increased by $719,000, or 139.3%, to $1,235,000 from $516,000 in the 2005 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 26.2% in the 2006 quarter from 12.3% in the 2005 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $42,000, or 13.4%, in the 2006 quarter to $271,000 from $313,000 in the 2005 quarter. The cost savings achieved were a direct result of the measures taken in the early part of 2006 which included staff reductions and reduced use of external contractors. As a percentage of revenue, it was 5.7% for the 2006 quarter, 7.4% for the 2005 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, were reduced by $194,000, or 21.0%, in the 2006 quarter to $729,000 from $923,000 in the 2005 quarter. Reduced staff levels and marketing programs as a result of the corporate restructuring that took place in March 2006 account for the lower costs. Sales and marketing expense, as a percentage of revenue, was 15.4% for the 2006 quarter and 22.0% for the 2005 quarter.

General and administrative - General and administrative expenses increased by $1,439,000, or 44.8%, in the 2006 quarter to $4,655,000 from $3,214,000 in the 2005 period. The accrual for the March 2006 restructuring program in the amount of $1,200,000, designed to reduce certain operating, sales and marketing and general and administrative costs, was the significant factor. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees. In addition professional fees increased by $362,000 related to the restatement of prior period financial statements and salaries, benefits and training costs also increased by $151,000. These increases were partially offset by reductions in consulting expenses of $141,000, network and communication costs of $95,000, travel and entertainment of $17,000 and bad debts of $60,000. General and administrative expenses as a percentage of revenue were 98.6% in the 2006 quarter and 76.5% in the 2005 quarter.

Other expense (income) - Other expense of $1,611,000 principally reflects interest expense of $1,638,000 which is comprised of $1,586,000 for the expensing of the beneficial conversion feature related to the 10% Notes and interest related to sales and use taxes and regulatory fees of $52,000 reduced by a $23,000 decrease in the fair value of derivative financial instruments related to the February 2004 capital raise and interest income of $4,000. Other income of $340,000 in the 2005 quarter principally reflects a $379,000 gain on the settlement of an amount owed to Gores reduced by a $42,000 increase in the fair value of derivative financial instruments related to the February 2004 capital raise.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended March 31, 2006 and 2005. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased by $2,435,000, or 67.8%, to $6,029,000 in the 2006 quarter from $3,594,000 in the 2005 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $85,000 for the 2006 quarter and $89,000 for the 2005 quarter.

Preferred stock deemed dividends - In the 2006 quarter there were no preferred stock deemed dividends. We recognized preferred stock deemed dividends of $1,167,000 for the 2005 quarter in connection with warrants and a reduced conversion price, which were offered as an inducement to convert our Series B convertible preferred stock. In addition, we recognized preferred stock deemed dividends of $115,000 in the 2005 quarter in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased by $1,149,000, or 23.1% in the 2006 quarter to $6,114,000, or $0.13 per basic and diluted share from $4,965,000, or $0.13 per basic and diluted share, in the 2005 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $6,114,000 for the three months ended March 31, 2006. At March 31, 2006, we had a working capital deficit of $5,036,000. We had $870,000 in cash and cash equivalents at March 31, 2006. We had net cash used in operations of $1,032,000 for the three months ended March 31, 2006. Additionally, the 10% Notes mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes (see Note 5), we believe that our available capital as of March 31, 2006 will enable us to continue as a going concern through March 31, 2007. There are no assurances, however, that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

In March and April 2006, we issued senior secured convertible notes and warrants in a private placement offering to private investors. In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Senior Secured Convertible Notes (“10% Notes”), Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income, determined in accordance with generally accepted accounting principles, excluding restructuring and non-cash charges, in the fourth quarter of 2006. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006, respectively, financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes which bear interest at 10% per annum mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes.

Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended.

Net cash used in operating activities was $1,032,000 for the 2006 quarter. For the 2006 quarter, the primary components of the net cash usage were the net loss of $6,029,000 which was increased by a decrease of $58,000 in deferred revenue and $23,000 for a decrease in the fair value of derivative financial instruments. This usage was partially offset by an increase of $2,435,000 in accounts payable and accrued expenses , sales taxes and regulatory fees, expensing of $1,586,000 related to the beneficial conversion on the 10% Notes, depreciation and amortization of $526,000, stock-based compensation of $297,000 and decreases of $143,000 in accounts receivable and $85,000 in prepaid expenses and other current assets.

During the quarter ended March 31, 2006, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2006 quarter for the purchase of property, equipment and leasehold improvements was $121,000. The Glowpoint network is currently built out to handle the anticipated level of subscriptions through 2006. We do not anticipate current expansion for the network and therefore currently have no commitments to make significant capital expenditures in 2006.

Cash provided by financing activities for the 2006 quarter was $0 because the proceeds related to the 10% Notes were not received until April 2006.

Commitments and Contingencies

During the three months ended March 31, 2006, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007. The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year		1-3 Years	3-5 Years		More than 5 Years
Long term debt - 10% Notes	$5,665	$	─	$5,665	$	─	$	─
Derivative liabilities	5,841		4,030	1,811		─		─
Operating lease obligations	570		357	210		3		─
Commercial commitments	11,279		5,200	5,399		680		─
Total	$23,355		$9,587	$13,085		$683	$	─

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to interest rate risk related to our cash equivalents portfolio. The primary objective of our investment policy is to preserve principal while maximizing yields. Our cash equivalents portfolio is short-term in nature; therefore changes in interest rates will not materially impact our consolidated financial condition. However, such interest rate changes can cause fluctuations in our results of operations and cash flows. We have certain derivative financial instruments related to the 10% Notes and the February 2004 capital raise. As the financial instruments are revalued each period these will cause fluctuations in our results from operations and if the 10% Notes are not converted and we are unable to register our common stock, ultimately cash flow from their settlement.

There are no other material qualitative or quantitative market risks particular to us.

Item 4. Controls and Procedures

During a portion of the 2005 periods covered by this report we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including: inadequate review and approval of journal entries in the financial statement preparation process and a lack of supporting documentation and assumptions used therein, an insufficient number of technical accounting and public company reporting personnel in the finance department, an externally maintained warrant registry, the absence of a formal monthly closing process and subsequent formal reporting of monthly financial statements and account variance analysis. Additionally, our finance office was located in New Hampshire and our headquarters was located in New Jersey.

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

Another material weakness is that the Company does not release timely financial information to the general public. The restatements of prior periods delayed the filing of current periods and Management is in the process of hiring additional staff to assist in completing the prior financial statements to allow the Company to focus on, and issue, current financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently defending any suit or claim.

Item 1A. Risk Factors

The risk factors set forth in Item 1A of our 2006 Form 10-K, which is being filed simultaneously with this form 10-Q, are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of securities in the past three years that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i) Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC. Registrant

Date: June 6, 2007	By:	/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: June 6, 2007	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)