Form 10-Q
period 2006-06-30
GLOWPOINT INC
filed 2007-06-06
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2006 was 46,369,673.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 8-K on February 27, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,858	$2,023
Accounts receivable, net of allowance for doubtful accounts of $147 and $145; respectively	2,316	2,171
Prepaid expenses and other current assets	487	510
Total current assets	6,661	4,704
Property and equipment, net	3,525	4,117
Other assets	663	216
Total assets	$10,849	$9,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,278	$1,586
Accrued expenses	2,258	1,961
Accrued sales taxes and regulatory fees	3,723	3,063
Current portion of derivative financial instruments	4,636	1,246
Deferred revenue	300	374
Total current liabilities	13,195	8,230

Long term liabilities:
Derivative financial instruments, less current portion	2,154	324
10% Convertible notes, net of discount of $3,270	3,013	—
Total long term liabilities	5,167	324
Total liabilities	18,362	8,554

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,560 and $3,388, respectively)	2,888	2,888

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 46,410 and 46,086 shares issued and issuable; 46,370 and 46,046 shares outstanding, respectively	5	5
Additional paid-in capital	161,190	160,219
Accumulated deficit	(171,356)	(161,833)
Deferred compensation	—	(556)
	(10,161)	(2,165)
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ deficit	(10,401)	(2,405)
Total liabilities and stockholders’ deficit	$10,849	$9,037

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenue	$9,702	$8,599	$4,981	$4,397
Cost of revenue	6,836	7,692	3,350	4,006
Gross margin	2,866	907	1,631	391

Operating expenses:
Research and development	474	576	203	263
Sales and marketing	1,374	2,148	645	1,225
General and administrative	7,458	6,670	2,805	3,456
Total operating expense	9,306	9,394	3,653	4,944
Loss from operations	(6,440)	(8,487)	(2,022)	(4,553)

Other expense (income):
Interest expense	2,415	1	777	1
Increase in fair value of derivative financial instruments	579	80	602	38
Amortization of deferred financing costs	129	—	129	—
Interest income	(41)	(33)	(37)	(30)
Gain on settlement with Gores	—	(379)	—	—
Total other expense (income), net	3,082	(331)	1,471	9
Net loss	(9,522)	(8,156)	(3,493)	(4,562)
Preferred stock dividends	(172)	(147)	(87)	(58)
Preferred stock deemed dividends	—	(1,282)	—	—
Net loss attributable to common stockholders	$(9,694)	$(9,585)	$(3,580)	$(4,620)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.21)	$(0.23)	$(0.08)	$(0.10)

Weighted average number of common shares:
Basic and diluted	46,127	42,612	46,207	46,046

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2006	2005
Cash flows from Operating Activities:
Net loss	$(9,522)	$(8,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013	1,147
Amortization of deferred financing costs	129	—
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	579	81
Accretion of discount on 10% Notes	369	—
Beneficial conversion feature for 10% Notes	1,768	—
Gain on settlement with Gores	—	(379)
Stock-based compensation	530	573
Loss on disposal of equipment	57	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(145)	(299)
Prepaid expenses and other current assets	23	(294)
Other assets	205	2
Accounts payable	692	(394)
Accrued expenses, sales taxes and regulatory fees	1,104	516
Deferred revenue	(74)	243
Net cash used in operating activities	(3,272)	(6,960)

Cash flows from Investing Activities:
Proceeds from discontinued operations, including escrowed cash	—	3,087
Purchases of property, equipment and leasehold improvements	(478)	(1,011)
Net cash (used in) provided by investing activities	(478)	2,076

Cash flows from Financing Activities:
Proceeds from issuance of 10% Notes, net of financing costs of $595	5,585	—
Proceeds from issuance of common stock and warrants	—	9,389
Proceeds from exercise of warrants and options, net	—	74
Payments on capital lease obligations	—	(35)
Net cash provided by financing activities	5,585	9,428
Increase in cash and cash equivalents	1,835	4,544
Cash and cash equivalents at beginning of period	2,023	4,497
Cash and cash equivalents at end of period	$3,858	$9,041

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$1
Non-cash investing and financing activities:
Preferred stock dividends	$172	$147
Deferred financing costs for 10% Notes incurred by issuance of placement agent warrants	296	—
Additional 10% Notes issued as payment for interest	103	—
Preferred stock deemed dividends	—	1,282
Conversion of Series B convertible preferred stock to common stock	—	2,000
Equity issued as consideration for accrued preferred stock dividends	—	183
See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 1 — Basis of Presentation

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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $9,694,000 for the six months ended June 30, 2006. At June 30, 2006, we had a working capital deficit of $6,534,000. We had $3,858,000 in cash and cash equivalents at June 30, 2006. We had net cash used in operations of $3,272,000 for the six months ended June 30, 2006. Additionally, the 10% Senior Secured Convertible Notes (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Senior Secured Convertible Notes , we believe that our available capital as of June 30, 2006 will enable us to continue as a going concern through June 30, 2007. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes. If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the six and three months ended June 30, 2006 and 2005. The results for the six and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

See “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the consolidated financial statements for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for sales taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of financial instruments. There have been no changes to our critical accounting policies in the six months ended June 30, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

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

Revenue Recognition

We recognize subscription revenue, when the related services have been performed. Revenues billed in advance are deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship. Revenues derived from other sources are recognized when services are provided or events occur.

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

Derivative Financial Instruments

The Company’s objectives in using debt related financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes formula where applicable and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the six and three months ended June 30, 2006 and 2005, we incurred fees for these services of $19,000, $10,000, $19,000 and $0, respectively.

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

The Company has adopted SFAS No. 123R using the modified prospective method which requires that share-based expense recognized includes: (a) share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s December 31, 2005 financial statements do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payments programs.

The Company uses the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123R and the pro forma disclosures under SFAS No. 123.

Stock options or warrants issued in return for services rendered by non-employees are accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common shareholders and net loss per share for the six and three months ended June 30, 2005 if the fair value based method using the Black-Scholes model at the grant date had been applied to all awards: (in thousands except per share data):

	Six	Three
	Months	Months
Net loss attributable to common stockholders, as reported	$(9,585)	$(4,620)
Add: stock-based employee compensation expense included in reported net loss.	311	156
Deduct: total stock-based employee compensation expense determined under the fair value based method	(847)	(408)
Pro forma net loss attributable to common stockholders	$ (10,121)	$(4,872)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.23)	$(0.10)
Basic and diluted - pro forma	$(0.24)	$(0.11)

The pro forma effect of applying SFAS No. 123R may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts are generally made each year.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the six and three months ended June 30, 2006 and 2005:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	4.8%	3.9%	4.9%	3.8%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	95.4%	109.5%	95.3%	108.6%
Estimated forfeiture rate	30%	20%	30%	20%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.30	$1.39	$0.29	$1.13

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the six months ended June 30, 2006 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006	4,996	$2.51	3,613	$2.92
Granted	1,103	0.41
Exercised	—	—
Expired	(7)	4.37
Forfeited	(681)	1.48
Options outstanding, June 30, 2006	5,411	$2.51	3,865	$2.79

At June 30, 2006, there was $319,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.93 years. The Company has recorded $530,000 and $233,000 related to its stock-based compensation in general and administrative expenses for the six and three months ended June 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2006. No compensation costs were capitalized as part of the cost of an asset.

The weighted average grant date fair value of 363,000 shares of restricted common stock granted during the six months ended June 30, 2006 was $0.32.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six months and three months ended June 30, 2006 and 2005 is the same as basic loss per share. Potential shares of common stock associated with 20,943,000 and 14,428,000 outstanding options and warrants, 1,729,000 and 1,301,000 shares issuable upon the conversion of our Series B convertible preferred stock and 13,214,000 and 0 shares issuable upon conversion of the March and April 2006 Senior Secured Convertible 10% Notes as of June 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

  Note 4 - Stockholders’ Deficit

In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The investors have anti-dilution rights. As a result of subsequent financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $1.67 and $1.85, respectively, as of June 30, 2006. We recognized deemed dividends of $115,000 in the six months ended June 30, 2005.

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,544,000 and $1,570,000 as of June 30, 2006 and December 31, 2005. We recognized income of $26,000 and $3,000 for the six and three months ended June 30, 2006, respectively, and other expense of $80,000 and $38,000 for the six and three months ended June 30, 2005, respectively.

In March 2005, we raised net proceeds of $9,376,000 in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of June 30, 2006.

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

Note 5 - 10% Senior Secured Convertible Notes

10% Senior Secured Convertible Notes and 10% Note Discount

In March and April 2006, we issued our 10% Senior Secured Convertible Notes (“10% Notes”) in a private placement to private investors. Activity for the 10% Notes and the related discount during the year ended, and as of June 30, 2006, follows (in thousands):

		Total
Principal of 10% Notes:
March 2006 financing	$5,665
April 2006 financing	515
Additional 10% Notes	103
		$6,283
Discount:
Derivative financial instrument - Series A Warrants	(2,873)
Reduction of exercise price and extension of expiration dates of warrants	(766)
	(3,639)
Accretion of discount	369
		(3,270)
10% Notes, net of discount		$3,013

In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Notes, Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income excluding restructuring and non-cash charges, identified on Schedule A of the Series B warrants, as amended. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006 financings, respectively, are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum and are convertible into common stock at a conversion rate of $0.50 per share. The Notes mature on September 30, 2007. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. In the period ended June 30, 2006 we issued an additional $103,000 of 10% Notes to pay accrued and unpaid interest. As of June 30, 2006 accrued and unpaid interest was $52,000. The Series A and Series B warrants are exercisable for a period of 5 years.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the 10% Notes in March and April 2006 will be allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 financings $716,000 and $50,000, respectively, of the proceeds was attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification will be treated as a discount of the Note and expensed, using the imputed interest method, over the 18 month period to the Note’s maturity date.

Financing Costs

The financing costs, which were included in the other assets in the accompanying balance sheets, and accumulated amortization as of June 30, 2006, are as follows (in thousands):

	March 2006	April 2006	2006
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$440	$40	$480
Other financing costs	105	10	115
	545	50	595
Non-cash financing costs:
Placement agent warrants - Burnham Hill Partners	279	17	296

Financing costs charged to additional paid in capital	(101)	(9)	(110)
Total financing costs	$723	$58	781
Accumulated amortization			(129)
			$652

The financing costs are being amortized over the 18 month period through September 30, 2007, the maturity date of the 10% Notes.

Our financing costs related to the March and April 2006 financings were comprised of cash and non-cash charges. Our cash financing costs related to the issuance of the 10% Notes in March and April 2006 were $545,000, and $50,000, respectively, for a total of $595,000, a portion of which represents placement fees of $480,000 to Burnham Hill Partners, our placement agent. Our non-cash financing costs were based on the fair value of various components of the transactions. These included the convertibility of the 10% Notes, the issuance of the Series A warrants, modifications to previously issued warrants held by investors in the financing and the issuance to the placement agent of warrants. A portion of the finance costs of the 10% Notes in March and April 2006, $101,000 and $9,000, respectively, were allocated to the $766,000 fair value of the modification of warrant exercise prices and extension of expirations dates for 3,625,000 previously issued warrants held by the investors in this offering.

The issuance to Burnham Hill Partners of placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share was valued at $279,000 and $17,000 for the March and April 2006 financings, respectively. As a result of the issuance of the placement agent warrants we recognized Additional Paid in Capital of $296,000.

Accounting for Conversion Feature and Series A Warrant Derivative Liabilities

Activity for derivative liabilities during the six months ended, and as of June 30, 1006 and December 31, 2005, was as follows (in thousands):

	Dec. 31, 2005	2006 Activity	(Decrease) increase in Fair Value	June 30, 2006
Derivative financial instrument - February 2004 capital raise	$1,570	$—	$(26)	$1,544
Derivative financial instrument - Beneficial conversion feature - 10% notes	—	1,768	386	2,154
Derivative financial instrument - Series A Warrants	—	2,873	219	3,092
	1,570	$4,641	$579	6,790
Current portion	(1,246)			(4,636)
	$324			$2,154

We accounted for the convertibility of the 10% Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a 10% Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the 10% Notes and accrued interest or the value if the 10% Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the 10% Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. In the March and April 2006 financings $1,586,000 and $129,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability and an expense of $1,715,000 was recognized. During the quarter unpaid interest on the 10% Notes was paid in additional 10% Notes and the estimated fair value of the derivative liability and an expense of $53,000 was recognized the six and three months ended June 30, 2006. We estimated the fair value of the derivative liability as of June 30, 2006 to be $2,154,000. During the six and three months ended June 30, 2006 we recognized expense of $386,000 for the increase in the derivative liability.

We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the March and April 2006 financings $2,708,000 and $165,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,873,000 expense for the derivative liability will be treated as a discount on the 10% Notes and expensed, using the imputed interest method, over the 18 month period to the 10% Notes’ maturity date. We estimated the fair value of the derivative liability as of June 30, 2006 to be $3,092,000. During the six and three months ended June 30, 2006 we recognized expense of $219,000 for the increase in the derivative liability.

If the Series B warrants were issued we would account for their issuance as a derivative liability subject to SFAS No. 133 on that date based on the fair value at the date of consummation of financings (see Note 9).

Note 6 - Interest Expense

The components of interest expense for the six and three months ended June 30, 2006 and 2005 are presented below (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Beneficial conversion feature for 10% Notes	$1,768	$—	$182	$—
Accretion of discount on 10% Notes	369	—	369	—
Interest on 10% Notes	155	—	155	—
Interest expense for sales and use taxes and regulatory fees	123	—	71	—
Other interest expense	—	1	—	1
	$2,415	$1	$777	$1

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

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $216,000 and $116,000 of revenues that we recognized during the six and three months ended June 30, 2004, respectively, have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during period ended June 30, 2005, when the settlement was reached with Gores.

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

Note 8 - March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer. The following is a summary of our March 2006 restructuring activity as of June 30, 2006 (in thousands):

Accrual as of December 31, 2005	$0
Provision for severance	1,200
Less: amounts paid	(666)
Accrual as of June 30, 2006	$534

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

On March 14, 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10,150,000, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of June 30, 2006. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise."

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six months ended June 30, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

Results of Operations

The following table sets forth for the six months and three months ended June 30, 2006 and 2005, information derived from our restated condensed consolidated financial statements as expressed as a percentage of revenues:

	(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30 ,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.5	89.5	67.3	91.1
Gross margin	29.5	10.5	32.7	8.9

Operating expenses:
Research and development	4.9	6.7	4.1	6.0
Sales and marketing	14.2	25.0	12.9	27.9
General and administrative	76.9	77.6	56.3	78.6
Total operating expenses	96.0	109.3	73.3	112.5
Loss from operations	(66.5)	(98.8)	(40.6)	(103.6)
Other expense (income):
Interest expense	24.8	──	15.5	──
Increase in fair value of derivative financial instruments	6.0	0.9	12.1	0.9
Amortization of deferred financing costs	1.3	──	2.6	──
Interest income	(0.4)	(0.4)	(0.7)	(0.7)
Gain on settlement with Gores	──	(4.4)	──	──
Total other expense (income), net	31.7	(3.9)	29.5	0.2
Net loss	(98.2)	(94.9)	(70.1)	(103.8)
Preferred stock dividends	(1.8)	(1.7)	(1.7)	(1.3)
Preferred stock deemed dividends	──	(14.9)	──	──
Net loss attributable to common stockholders	(100.0)%	(111.5)%	(71.8)%	(105.1)%

Six Months Ended June 30, 2006 (the “2006 period”) Compared to Six Months Ended June 30, 2005 (the “2005 period”) and the Three Months Ended June 30, 2006 (the “2006 quarter”) Compared to Three Months Ended June 30, 2005 ( the “ 2005 quarter”).

Revenue - Revenue increased $1,103,000, or 12.8%, in the 2006 period to $9,702,000 from $8.599, 000 in the 2005 period. Subscription and related revenue increased $1,061,000, or 19.8%, in the 2006 period to $6,427,000 from $5,366,000 in the 2005 period. The increased subscription and related revenue is caused by a 7% increase in installed subscription circuits and an increase in the subscription revenue per circuit. The increased subscription revenue per circuit is a result of the Company evaluating circuit profitability and upon circuit renewal either increasing the monthly subscription charges or canceling unprofitable circuits. Non-subscription revenue consisting of bridging, events and other one-time fees increased $42,000 in the 2006 period to $3,275,000 from $3,233,000 in the 2005 period. Revenue increased $584,000, or 13.3%, in the 2006 quarter to $4,981,000 from $4,397,000 in the 2005 quarter. Subscription and related revenue increased $516,000, or 18.9%, in the 2006 quarter to $3,251,000 from $2,735,000 in the 2005 quarter. Non-subscription revenue consisting of bridging, events and other one-time fees increased $68,000 in the 2006 quarter to $1,730,000 from $1,662,000 in the 2005 quarter.

Cost of revenue - Cost of revenues for the 2006 period decreased $856,000, or 11.1%, to $6,836,000 from $7,692,000 in the 2005 period. Cost of revenues decreased $656,000, or 16.4%, in the 2006 quarter to $3,350,000 from $4,006,000 in the 2005 quarter. The decline in costs as a percentage of revenue in the 2006 period and the 2006 quarter is the result of an on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible. Savings were also generated in connection with our Points of Presences (“POP”). A POP is where our customers gain access to the Glowpoint network. We eliminated three of our fourteen POPS and excess capacity in several other POPs. The combination of additional revenues and reduced costs caused our gross margin to increase to 29.5% in the 2006 period from 10.5% in the 2005 period. The gross margin increased to 32.7% in the 2006 quarter from 8.9% in the 2005 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Gross margin - Gross margin for the 2006 period increased by $1,959,000, or 216.0%, to $2,866,000 from $907,000 in the 2005 period. Gross margin for the 2006 quarter increased by $1,240,000, or 317.1%, to $1,631,000 from $391,000 in the 2005 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 29.5% in the 2006 period from 10.5% in the 2005 period and 32.7% in the 2006 quarter from 8.9% in the 2005 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $102,000, or 17.7% in the 2006 period to $474,000 from $576,000 in the 2005 period. The cost savings achieved were a direct result of the measures taken in the early part of 2006 which included staff reductions and reduced use of external contractors. Research and development expense decreased by $60,000, or 22.8% to $203,000 in the 2006 quarter from $263,000 in the 2005 quarter. As a percentage of revenue, it was 4.9% for the 2006 period, 6.7% for the 2005 period, 4.1% for the 2006 quarter and 6.0% for the 2005 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, were reduced by $774,000, or 36.0%, in the 2006 period to $1,374,000 from $2,148,000 in the 2005 period. Reduced staff levels and marketing programs as a result of the corporate restructuring that took place in March 2006 account for the lower costs. Sales and marketing expense decreased by $580,000, or 47.3% to $645,000 in the 2006 quarter from $1,225,000 in the 2005 quarter. Sales and marketing expense, as a percentage of revenue, was 14.2% for the 2006 period, 25.0% for the 2005 period, 12.9% for the 2006 quarter and 27.9% for the 2005 quarter.

General and administrative - General and administrative expenses increased by $788,000, or 11.8%, in the 2006 period to $7,458,000 from $6,670,000 in the 2005 period. The $1,200,000 of costs for the March 2006 restructuring program, designed to reduce certain operating, sales and marketing and general and administrative costs, was the significant factor. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees. In addition professional fees increased by $646,000 related to the restatement of prior period financial statements. These increases were offset by reductions in consulting expenses of $302,000, network and communication costs of $174,000, travel and entertainment of $114,000, salaries, benefits and training costs of $140,000, equipment rentals and repairs of $88,000 and bad debts of $70,000. General and administrative expense decreased by $651,000, or 18.8%, to $2,805,000 in the 2006 quarter from $3,456,000 in the 2005 quarter. Savings were achieved by reductions in salaries, benefits and training costs of $291,000, consulting expenses of $161,000, deferred compensation of $149,000, equipment rentals and repairs of $119,000, travel and entertainment of $97,000 and network and communication costs of $79,000. General and administrative expenses as a percentage of revenue were 76.9% in the 2006 period, 77.6% in the 2005 period, 56.3% in the 2006 quarter and 78.6% in the 2005 quarter.

Other expense (income) - Other expense of $3,082,000 for the 2006 period reflects interest expense of $2,415,000 which is comprised of $1,768,000 for the expensing of the beneficial conversion feature related to the 10% Notes, $369,000 for the accretion of the discount related to the 10% Notes, $155,000 of interest on the 10% Notes and $123,000 of interest related to sales and use taxes and regulatory fees. Changes in the fair value of derivative financial instruments resulted in an expense of $580,000 related to the 10% Notes and the February 2004 capital raise and amortization of deferred financing costs were $129,000. Other income of $331,000 in the 2005 period principally reflects a $379,000 gain on the settlement of an amount owed to Gores and $33,000 of interest income reduced by an $80,000 increase in the fair value of derivative financial instruments related to the February 2004 capital raise. Other expense of $1,471,000 for the 2006 quarter reflects interest expense Of $777,000 which is comprised of $182,000 for the expensing of the beneficial conversion feature related to the 10% Notes, $369,000 for the accretion of the discount related to the 10% Notes, $155,000 of interest on the 10% Notes and $71,000 of interest related to sales and use taxes and regulatory fees. Changes in the fair value of derivative financial instruments resulted in an expense of $602,000 related to the 10% Notes and the February 2004 capital raise and amortization of deferred financing costs were $129,000. These charges were partially offset by interest income of $37,000. Other expense $9,000 in the 2005 quarter principally reflects an $38,000 increase in the fair value of derivative financial instruments related to the February 2004 capital raise partially offset by $30,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in six and three months ended June 30, 2006 and 2005. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased by $1,366,000, or 16.7%, to $9,522,000 in the 2006 period from $8,156,000 in the 2005 period. The net loss decreased by $1,069,000, or 23.4%, to $3,493,000 in the 2006 quarter from $4,562,000 in the 2005 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $172,000 for the 2006 period and $147,000 for the 2005 period. The increase in 2006 dividends results from an increase in the dividend rate to 12% from 10% in July 2005 partially reduced by the March 2005 exchange of 83.333 shares of our outstanding Series B convertible preferred stock for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock. We recognized preferred stock dividends of $87,000 for the 2006 quarter and $58,000 for the 2005 quarter.

Preferred stock deemed dividends - In the 2006 period there were no preferred stock deemed dividends. We recognized preferred stock deemed dividends of $1,167,000 for the 2005 period in connection with warrants and a reduced conversion price, which were offered as an inducement to convert our Series B convertible preferred stock. In addition, we recognized preferred stock deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased by $109,000, or 1.1% to $9,694,000, or $0.21 per basic and diluted share, in the 2006 period from $9,585,000, or $0.23 per basic and diluted share, in the 2005 period. Net loss attributable to common stockholders decreased by $1,040,000, or 22.5% to $3,580,000, or $0.08 per basic and diluted share in the 2006 quarter, from $4,620,000, or $0.10 per basic and diluted share, in the 2005 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $9,694,000 for the six months ended June 30, 2006. At June 30, 2006, we had a working capital deficit of $6,534,000. We had $3,858,000 in cash and cash equivalents at June 30, 2006. We had net cash used in operations of $3,272,000 for the six months ended June 30, 2006. Additionally, the 10% Notes mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes (see Note 5), we believe that our available capital as of June 30, 2006 will enable us to continue as a going concern through June 30, 2007. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Net cash used in operating activities was $3,272,000 for the 2006 period. For the 2006 period, the primary components of the net cash usage were the net loss of $9,522,000 which was increased by a $145,000 increase in accounts receivable and $74,000 decrease in deferred revenue. This cash usage was partially reduced by the expensing of $1,768,000 for the beneficial conversion feature related to the 10% Notes, accretion of discount on 10% Notes in the amount of $369,000, an increase in accounts payable and accrued expenses, sales taxes and regulatory fees, for $1,796,000, depreciation and amortization expense of $1,013,000, a net increase in estimated fair-value of derivative financial instruments issued in connection with the 10% Notes and the February 2004 financing of $579,000, stock-based compensation of $530,000, decreases in other assets of $205,000 and amortization of deferred financing costs in the amount of $129,000.

During the quarter ended June 30, 2006, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2006 period for the purchase of property, equipment and leasehold improvements was $478,000. The Glowpoint network is currently built out to handle the anticipated level of subscriptions without significant expansion through at least 2007.

Cash provided by financing activities for the 2006 period was $5,585,000 from the March and April 2006 financing.

Commitments and Contingencies

During the six months ended June 30, 2006, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007. The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year		1-3 Years	3-5 Years		More than 5 Years
Long term debt - 10% Notes	$6,283	$	─	$6,283	$	─	$	─
Derivative liabilities	6,790		4,636	2,154		─		─
Operating lease obligations	447		312	133		2		─
Commercial commitments	9,899		4,948	4,784		167		─
Total	$23,419		$9,896	$13,354		$169	$	─

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