Form 10-Q
period 2006-09-30
GLOWPOINT INC
filed 2007-06-06
CIK 746210

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2006 was 46,349,673.

GLOWPOINT, INC

* The Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 8-K on February 27, 2007.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,637	$2,023
Accounts receivable, net of allowance for doubtful accounts of $141 and $145; respectively	2,399	2,171
Prepaid expenses and other current assets	389	510
Total current assets	5,425	4,704
Property and equipment, net	3,120	4,117
Other assets	533	216
Total assets	$9,078	$9,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,799	$1,586
Accrued expenses	2,349	1,961
Accrued sales taxes and regulatory fees	4,059	3,063
Current portion of derivative financial instruments	4,439	1,246
10% Convertible notes, net of discount of $2,280	3,623	—
Deferred revenue	289	374
Total current liabilities	16,558	8,230

Long term liabilities:
Derivative financial instruments, less current portion	—	324
Total liabilities	16,558	8,554

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,648 and $3,388, respectively)	2,888	2,888

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 46,390 and 46,086 shares issued and issuable; 46,350 and 46,046 shares outstanding, respectively	5	5
Additional paid-in capital	161,228	160,219
Accumulated deficit	(171,361)	(161,833)
Deferred compensation	—	(556)
	(10,128)	(2,165)
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ deficit	(10,368)	(2,405)
Total liabilities and stockholders’ deficit	$9,078	$9,037

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenue	$14,552	$13,157	$4,850	$4,558
Cost of revenue	10,128	11,367	3,292	3,675
Gross margin	4,424	1,790	1,558	883

Operating expenses:
Research and development	658	896	184	320
Sales and marketing	1,989	3,159	615	1,011
General and administrative	9,787	10,616	2,329	3,946
Total operating expense	12,434	14,671	3,128	5,277
Loss from operations	(8,010)	(12,881)	(1,570)	(4,394)

Other expense (income):
Interest expense	3,140	2	725	1
Amortization of deferred financing costs	259	—	130	—
(Decrease) increase in fair value of derivative financial instruments	(1,812)	113	(2,391)	33
Interest income	(68)	(77)	(27)	(44)
Gain on settlement with Gores	—	(379)	—	—
Total other expense (income), net	1,519	(341)	(1,563)	(10)
Net loss	(9,529)	(12,540)	(7)	(4,384)
Preferred stock dividends	(259)	(205)	(87)	(58)
Preferred stock deemed dividends	—	(1,282)	—	—
Net loss attributable to common stockholders	$(9,788)	$(14,027)	$(94)	$(4,442)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.21)	$(0.32)	$(0.00)	$(0.10)

Weighted average number of common shares:
Basic and diluted	46,206	43,773	46,361	46,046

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Cash flows from Operating Activities:
Net loss	$(9,529)	$(12,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,490	1,727
Amortization of prepaid financing costs	259	—
Other expense recognized for the (decrease) increase in the estimated fair value of the derivative financial instruments	(1,812)	114
Accretion of discount on 10% Notes	819	—
Beneficial conversion feature for 10% Notes	1,808	—
Gain on settlement with Gores	—	(379)
Stock-based compensation	656	775
Loss on disposal of equipment	169	—
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(228)	(457)
Prepaid expenses and other current assets	121	(369)
Other assets	205	41
Accounts payable	213	748
Accrued expenses, sales taxes and regulatory fees	1,605	577
Deferred revenue	(85)	184
Net cash used in operating activities	(4,309)	(9,579)

Cash flows from Investing Activities:
Proceeds from discontinued operations, including escrowed cash	—	3,087
Purchases of property, equipment and leasehold improvements	(662)	(1,212)
Net cash (used in) provided by investing activities	(662)	1,875

Cash flows from Financing Activities:
Proceeds from issuance of 10% Notes, net of financing costs of $595	5,585	—
Proceeds from issuance of common stock and warrants	—	9,389
Proceeds from exercise of warrants and options, net	—	74
Payments on capital lease obligations	—	(35)
Net cash provided by financing activities	5,585	9,428
Increase in cash and cash equivalents	614	1,724
Cash and cash equivalents at beginning of period	2,023	4,497
Cash and cash equivalents at end of period	$2,637	$6,221

Supplement disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$2
Non-cash investing and financing activities:
Preferred stock dividends	$259	$205
Deferred financing costs for 10% Notes incurred by issuance of placement agent warrants	296	—
Additional 10% Notes issued as payment for interest	264	—
Preferred stock deemed dividends	—	1,282
Conversion of Series B convertible preferred stock to common stock	—	2,000
Equity issued as consideration for accrued preferred stock dividends	—	183
See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $9,788,000 for the nine months ended September 30, 2006. At September 30, 2006, we had a working capital deficit of $11,133,000. We had $2,637,000 in cash and cash equivalents at September 30, 2006. We had net cash used in operations of $4,309,000 for the nine months ended September 30, 2006. Additionally, the 10% Senior Secured Convertible Notes (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Senior Secured Convertible Notes ,we believe that our available capital as of September 30, 2006 will enable us to continue as a going concern through September 30, 2007. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes. If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the nine and three months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

See “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” in the consolidated financial statements for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for sales taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of financial instruments. There have been no changes to our critical accounting policies in the nine and three months ended September 30, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

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

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship. Revenues derived from other sources are recognized when services are provided or events occur.

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

Software Development Costs

The company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the nine and three months ended September 30, 2006 and 2005, we incurred fees for these services of $30,000, $10,000, $12,000 and $0, respectively.

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

Stock options or warrants issued in return for services rendered by non-employees are accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common shareholders and net loss per share for the nine and three months ended September 30, 2005 if the fair value based method using the Black-Scholes model at the grant date had been applied to all awards: (in thousands except per share data):

	Nine	Three
	Months	Months
Net loss attributable to common stockholders, as reported	$(14,027)	$(4,442)
Add: stock-based employee compensation expense included in reported net loss.	509	198
Deduct: total stock-based employee compensation expense determined under the fair value based method	(1,351)	(504)
Pro forma net loss attributable to common stockholders	$ (14,869)	$ (4,748)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.32)	$(0.10)
Basic and diluted - pro forma	$(0.34)	$(0.10)

The pro forma effect of applying SFAS No. 123R may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts are generally made each year.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the nine and three months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.8%	4.1%	4.6%	4.2%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	95.4%	108.5%	96.6%	107.9%
Estimated forfeiture rate	23%	20%	10%	20%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.30	$1.10	$0.34	$0.99

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the nine months ended September 30, 2006 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006	4,996	$2.51	3,613	$2.92
Granted	1,131	0.41
Exercised	—	—
Expired	(9)	4.32
Forfeited	(753)	1.44
Options outstanding, September 30, 2006	5,365	$2.21	3,824	$2.81

At September 30, 2006, there was $230,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 1.13 years. The Company has recorded $656,000 and $126,000 related to its stock-based compensation in general and administrative expenses for the nine and three months ended September 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2006. No compensation costs were capitalized as part of the cost of an asset.

The weighted average grant date fair value of 363,000 shares of restricted common stock granted during the nine months ended September 30, 2006 was $0.32.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months and three months ended September 30, 2006 and 2005 is the same as basic loss per share. Potential shares of common stock associated with 20,114,000 and 14,787,000 outstanding options and warrants, 1,729,000 and 1,301,000 shares issuable upon the conversion of our Series B convertible preferred stock and 13,214,000 and 0 shares issuable upon conversion of the March and April 2006 Senior Secured Convertible 10% Notes as of September 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

  Note 4 - Stockholders’ Deficit

In January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75. The investors have anti-dilution rights. As a result of subsequent financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been adjusted to $1.67 and $1.85, respectively, as of September 30, 2006. We recognized deemed dividends of $115,000 in the nine months ended September 30, 2005.

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,236,000 and $1,570,000 as of September 30, 2006 and December 31, 2005. We recognized income of $334,000 and $308,000 for the nine and three months ended September 30, 2006, respectively, and other expense of $113,000 and $33,000 for the nine and three months ended September 30, 2005, respectively.

In March 2005, we raised net proceeds of $9,376,000 in a private placement of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of September 30, 2006.

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

Note 5 - 10% Senior Secured Convertible Notes

10% Senior Secured Convertible Notes and 10% Note Discount

In March and April 2006, we issued our 10% Senior Secured Convertible Notes (“10% Notes”) in a private placement to private investors. Activity for the 10% Notes and the related discount during the year ended, and as of September 30, 2006, follows (in thousands):

		Total
Principal of 10% Notes:
March 2006 financing	$5,665
April 2006 financing	515
Additional 10% Notes	263
		$6,443
Discount:
Derivative financial instrument - Series A Warrants	(2,873)
Reduction of exercise price and extension of expiration dates of warrants	(766)
	(3,639)
Accretion of discount	819
		(2,820)
10% Notes, net of discount		$3,623

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

The 10% Notes bear interest at 10% per annum and are convertible into common stock at a conversion rate of $0.50 per share. The Notes mature on September 30, 2007. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. In the nine and three months ended September 30, 2006 we issued an additional $263,000 and $160,000, respectively, of 10% Notes to pay accrued and unpaid interest. As of September 30, 2006 accrued and unpaid interest was $54,000. The Series A and Series B warrants are exercisable for a period of 5 years.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the 10% Notes in March and April 2006, will be allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 financings $716,000 and $50,000, respectively, of the proceeds was attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification will be treated as a discount of the Note and expensed, using the imputed interest method, over the 18 month period to the Note’s maturity date.

Financing Costs

The financing costs, which were included in the other assets in the accompanying balance sheets, and accumulated amortization as of September 30, 2006, are as follows (in thousands):

	March 2006	April 2006	2006
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$440	$40	$480
Other financing costs	105	10	115
	545	50	595
Non-cash financing costs:
Placement agent warrants - Burnham Hill Partners	279	17	296

Financing costs charged to additional paid in capital	(101)	(9)	(110)
Total financing costs	$723	$58	781
Accumulated amortization			(259)
			$522

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

Accounting for Conversion Feature and Series A Warrants Derivative Liabilities

Activity for derivative liabilities during the period, and as of September 30, 2006 and December 31, 2005, was as follows (in thousands):

	Dec. 31, 2005	2006 Activity	Decrease in Fair Value	Sept. 30, 2006
Derivative financial instrument - February 2004 capital raise	$1,570	$—	$(334)	$1,236
Derivative financial instrument - Beneficial conversion feature - 10% notes	—	1,808	(184)	1,624
Derivative financial instrument - Series A Warrants	—	2,873	(1,294)	1,579
	1,570	$4,681	$(1,812)	4,439
Current portion	(1,246)			(4,439)
	$324			$—

We accounted for the convertibility of the 10% Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a 10% Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the 10% Notes and accrued interest or the value if the 10% Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the 10% Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. In the March and April 2006 financings $1,586,000 and $129,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability and an expense of $1,715,000 was recognized. During the year unpaid interest on the 10% Notes was paid in additional 10% Notes and the estimated fair value of the derivative liability and an expense of $93,000 and $40,000 was recognized during the nine and three months ended September 30, 2006, respectively. We estimated the fair value of the derivative liability as of September 30, 2006 to be $1,624,000. During the nine and three months ended September 30, 2006 we recognized income of $184,000 and $570,000 for the decrease in the derivative liability.

We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the March and April 2006 financings $2,708,000 and $165,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,873,000 expense for the derivative liability will be treated as a discount on the 10% Notes and expensed, using the imputed interest method, over the 18 month period to the 10% Notes’ maturity date. We estimated the fair value of the derivative liability as of September 30, 2006 to be $1,579,000. During the nine and three months ended September 30, 2006 we recognized income of $1,294,000 and $1,514,000 for the decrease in the derivative liability.

If the Series B warrants were issued we would account for their issuance as a derivative liability subject to SFAS No. 133 on that date based on the fair value at the date of consummation of financings (see Note 9).

Note 6 - Interest Expense

The components of interest expense for the nine and three months ended September 30, 2006 and 2005 are presented below (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Beneficial conversion feature for 10% Notes	$1,808	$—	$40	$—
Accretion of discount on 10% Notes	819	—	450	—
Interest on 10% Notes	317	—	162	—
Interest expense for sales and use taxes and regulatory fees	196	—	73	—
Other interest expense	—	2	—	1
	$3,140	$2	$725	$1

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

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $293,000 and $77,000 of revenues that we recognized during the nine and three months ended September 30, 2004, respectively, have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during period ended September 30, 2005, when the settlement was reached with Gores.

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

Note 8 - March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer. The following is a summary of our March 2006 restructuring activity as of September 30, 2006 (in thousands):

Accrual as of December 31, 2005	$0
Provision for severance	1,200
Less: amounts paid	(780)
Accrual as of September 30, 2006	$420

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

On March 14, 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of approximately $10,150,000, less our expenses relating to the offering, which were approximately $760,500, a portion of which represents investment advisory fees totaling $710,500 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period term and have an exercise price of $2.40 per share. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of September 30, 2006. The warrants may be exercised by cash payment of the exercise price or by "cashless exercise."

In March and April 2006, we issued senior secured convertible notes and warrants in a private placement offering to private investors. In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Senior Secured Convertible Notes (“10% Notes”), Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income, excluding restructuring and non-cash charges as defined in the agreement, in the fourth quarter of 2006. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006, respectively, financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum, mature on September 30, 2007 and are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes.

Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges as identified on Schedule A of the Series B warrants, as amended.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine months ended September 30, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007.

Results of Operations

The following table sets forth for the nine months and three months ended September 30, 2006 and 2005, information derived from our restated condensed consolidated financial statements as expressed as a percentage of revenues:

	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30 ,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.6	86.4	67.9	80.6
Gross margin	30.4	13.6	32.1	19.4

Operating expenses:
Research and development	4.5	6.8	3.8	7.0
Sales and marketing	13.7	24.0	12.7	22.2
General and administrative	67.3	80.7	48.0	86.6
Total operating expenses	85.5	111.5	64.5	115.8
Loss from operations	(55.1)	(97.9)	(32.4)	(96.4)
Other expense (income):
Interest expense	21.6	──	14.9	──
Amortization of deferred financing costs	1.8	──	2.7	──
(Decrease) increase in fair value of derivative financial instruments	(12.4)	0.9	(49.3)	0.7
Interest income	(0.5)	(0.6)	(0.6)	(1.0)
Gain on settlement with Gores	──	(2.9)	──	──
Total other expense (income), net	10.5	(2.6)	(32.3)	(0.3)
Net loss	(65.6)	(95.3)	(0.2)	(96.1)
Preferred stock dividends	(1.8)	(1.6)	(1.8)	(1.3)
Preferred stock deemed dividends	──	(9.7)	──	──
Net loss attributable to common stockholders	(67.4)%	(106.6)%	(2.0)%	(97.4)%

Nine Months Ended September 30, 2006 (the “2006 period”) Compared to Nine Months Ended September 30, 2005 (the “2005 period”) and the Three Months Ended September 30, 2006 (the “2006 quarter”) Compared to Three Months Ended September 30, 2005 ( the “ 2005 quarter”).

Revenue - Revenue increased $1,395,000, or 10.6%, in the 2006 period to $14,552,000 from $13,157,000 in the 2005 period. Subscription and related revenue increased $1,367,000, or 16.6%, in the 2006 period to $9,599,000 from $8,232,000 in the 2005 period. Non-subscription revenue consisting of bridging, events and other one-time fees increased $28,000 in the 2006 period to $4,953,000 from $4,925,000 in the 2005 period. The increased subscription and related revenue is caused by a 6% increase in installed subscription circuits and an increase in the subscription revenue per circuit. The increased subscription revenue per circuit is a result of the Company evaluating circuit profitability and upon circuit renewal either increasing the monthly subscription charges or canceling unprofitable circuits. Revenue increased $292,000, or 6.4%, to $4,850,000 in the 2006 quarter from $4,558,000 in the 2005 quarter. Subscription and related revenue increased $306,000, or 10.7%, in the 2006 quarter to $3,172,000 from $2,866,000 in the 2005 quarter. Non-subscription revenue consisting of bridging, events and other one-time fees decreased $14,000 in the 2006 quarter to $1,678,000 from $1,692,000 in the 2005 quarter.

Cost of revenue - Cost of revenues for the 2006 period decreased $1,239,000, or 10.9%, to $10,128,000 from $11,367,000 in the 2005 period. Cost of revenues decreased $383,000, or 10.4%, in the 2006 quarter to $3,292,000 from $3,675,000 in the 2005 quarter. The decline in costs in terms of dollars and as a percentage of revenue in the 2006 period and the 2006 quarter is the result of the continuing program of renegotiation of rates, and the migration of service to lower cost providers where possible. Savings were also generated in connection with our Points of Presences (“POP”). A POP is where our customers gain access to the Glowpoint network. We eliminated three of our fourteen POPs and excess capacity in several other POPs.

Gross margin - Gross margin for the 2006 period increased by $2,634,000, or 147.2%, to $4,424,000 from $1,790,000 in the 2005 period. Savings discussed in Cost of Revenue section caused our gross margin to increase to 30.4% in the 2006 period from 13.6% in the 2005 period. Gross margin for the 2006 quarter increased by $675,000, or 76.4%, to $1,558,000 from $883,000 in the 2005 quarter. Our gross margin increased to 32.1% in the 2006 quarter from 19.4% in the 2005 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $238,000, or 26.6%, in the 2006 period to $658,000 from $896,000 in the 2005 period. The cost savings achieved were a direct result of the measures taken in the early part of 2006 which included staff reductions and less use of external contractors. Research and development expense decreased by $136,000, or 42.5%, in the 2006 quarter to $184,000 from $320,000 in the 2005 quarter. As a percentage of revenue, it was 4.5% for the 2006 period, 6.8% for the 2005 period, 3.8% for the 2006 quarter and 7.0% for the 2005 quarter.

Sales and marketing - Sales and marketing costs, which include sales salaries, commissions, overhead and marketing costs, decreased by $1,170,000, or 37.0%, in the 2006 period to $1,989,000 from $3,159,000 in the 2005 period. Reduced staff levels and marketing programs as a result of the corporate restructuring that took place in March 2006 primarily account for the lower costs. Sales and marketing expense decreased by $396,000, or 39.2%, in the 2006 quarter to $615,000 from $1,011,000 in the 2005 quarter. Sales and marketing expense, as a percentage of revenue, was 13.7% for the 2006 period, 24.0% for the 2005 period, 12.7% for the 2006 quarter and 22.2% for the 2005 quarter.

General and administrative - General and administrative expenses decreased by $829,000, or 7.8%, in the 2006 period to $9,787,000 from $10,616,000 in the 2005 period. Significant savings were achieved in reduced salaries, benefits and training costs of $655,000, consulting expenses of $441,000, equipment rentals and repairs of $260,000, network and communication costs of $225,000, travel and entertainment of $147,000, deferred compensation of $119,000 and bad debt of $91,000. These savings were partially offset by $1,200,000 of costs for the March 2006 restructuring program designed to reduce certain operating, sales and marketing and general and administrative costs. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees. General and administrative expense decreased by $1,617,000, or 41.0%, to $2,329,000 in the 2006 quarter from $3,946,000 in the 2005 quarter. Savings were achieved by reductions in professional fees related to the restatement of prior period financial statements of $565,000, salaries, benefits and training costs of $515,000 and equipment rentals and repairs of $172,000. The General and administrative expenses as a percentage of revenue were 67.3% in the 2006 period, 80.7% in the 2005 period, 48.0% in the 2006 quarter and 86.6% in the 2005 quarter.

Other expense (income) - Other expense of $1,519,000 for the 2006 period reflects interest expense of $3,140,000 which is comprised of $1,808,000 for the expensing of the beneficial conversion feature related to the 10% Notes, $819,000 for the accretion of the discount related to the 10% Notes, $317,000 of interest on the 10% Notes and $196,000 of interest related to sales and use taxes and regulatory fees. Amortization of deferred financing costs were $259,000, these costs were partially offset by interest income of $68,000. Changes in the fair value of derivative financial instruments resulted in income of $1,812,000 related to the 10% Notes and the February 2004 capital raise. Other income of $341,000 in the 2005 period principally reflects a $379,000 gain on the settlement of an amount owed to Gores and $77,000 of interest income reduced by an $113,000 increase in the fair value of derivative financial instruments related to the February 2004 capital raise.

Other income of $1,563,000 for the 2006 quarter reflects interest expense of $725,000 which is comprised of $40,000 for the expensing of the beneficial conversion feature related to the 10% Notes, $450,000 for the accretion of the discount related to the 10% Notes, $162,000 of interest on the 10% Notes, $73,000 of interest related to sales and use taxes and regulatory fees and $40,000 for the expensing of the beneficial conversion feature related to the 10% Notes. Accretion of deferred financing costs were $130,000, these costs were partially offset by interest income of $27,000. Changes in the fair value of derivative financial instruments resulted in an income of $2,391,000 related to the 10% Notes and the February 2004 capital raise. Other income of $10,000 in the 2005 quarter principally reflects $44,000 of interest income partially reduced by a $33,000 increase in the fair value of derivative financial instruments related to the February 2004 capital raise partially.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the nine and three months ended September 30, 2006 and 2005. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $3,011,000, or 24.0%, to $9,529,000 in the 2006 period from $12,540,000 in the 2005 period. The net loss decreased by $4,377,000, or 99.8%, to $7,000 in the 2006 quarter from $4,384,000 in the 2005 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $259,000 for the 2006 period and $205,000 for the 2005 period. The increase in 2006 dividends results from an increase in the dividend rate to 12% from 10% in July 2005 partially reduced by the March 2005 exchange of 83.333 shares of our outstanding Series B convertible preferred stock for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock. We recognized preferred stock dividends of $87,000 for the 2006 quarter and $58,000 for the 2005 quarter.

Preferred stock deemed dividends - There were no preferred stock deemed dividends reported in the 2006 period. We recognized preferred stock deemed dividends of $1,167,000 for the 2005 period in connection with warrants and a reduced conversion price, which were offered as an inducement to convert our Series B convertible preferred stock. In addition, we recognized preferred stock deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $4,239,000, or 30.2% to $9,788,000, or $0.21 per basic and diluted share, in the 2006 period from $14,027,000, or $0.32 per basic and diluted share, in the 2005 period. Net loss attributable to common stockholders decreased by $4,348,000, or 97.9% to $94,000, or $0.00 per basic and diluted share in the 2006 quarter, from $4,442,000, or $0.10 per basic and diluted share, in the 2005 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $9,788,000 for the nine months ended September 30, 2006. At September 30, 2006, we had a working capital deficit of $11,133,000. We had $2,637,000 in cash and cash equivalents at September 30, 2006. We had net cash used in operations of $4,309,000 for the nine months ended September 30, 2006. Additionally, the 10% Notes mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 8). We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes (see Note 5), we believe that our available capital as of September 30, 2006 will enable us to continue as a going concern through September 30, 2007. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company... The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Net cash used in operating activities was $4,309,000 for the 2006 period. For the 2006 period, the primary components of the net cash usage were the net loss of $9,529,000 which was increased by a decrease in estimated fair-value of derivative financial instruments issued in connection with the March and April 2006 financing and February 2004 capital raise of $1,812,000, $228,000 increase in accounts receivable and $85,000 decrease in deferred revenue. This cash usage was partially reduced by the expensing of $1,808,000 for the beneficial conversion feature related to the 10% Notes, the accretion of discount on 10% Notes in the amount of $819,000, an increase in accounts payable and accrued expenses, sales taxes and regulatory fees for $1,818,000, depreciation and amortization expense of $1,490,000, stock-based compensation of $656,000, decreases in other assets of $205,000 and amortization of deferred financing costs in the amount of $259,000.

During the quarter ended September 30, 2006, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2006 period for the purchase of property, equipment and leasehold improvements was $662,000. The Glowpoint network is currently built out to handle the anticipated level of subscriptions without significant expansion through at least 2007.

Cash provided by financing activities for the 2006 period was $5,585,000 from the March and April 2006 financing.

Commitments and Contingencies

During the nine months ended September 30, 2006, there were no other items that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission as an exhibit to Form 8-K on February 27, 2007. The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Long term debt - 10% Notes	$6,443	$6,443	$	─	$	─	$	─
Derivative liabilities	4,439	4,439		─		─		─
Operating lease obligations	370	306		63		1		─
Commercial commitments	8,518	4,401		4,117		─		─
Total	$19,770	$15,589		$4,180		$1	$	─

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