Form 10-K
period 2006-12-31
GLOWPOINT INC
filed 2007-06-06
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact name of registrant as specified in its Charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Avenue, Hillside, NJ	07205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 235-3888

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒  No

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer      Accelerated filer      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock quoted in the Pink Sheets of $0.777 on June 1, 2007 was $28,038,422.

The number of shares of the Registrant’s common stock outstanding as of May 31, 2007 was 47,209,673

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the period ended December 31, 2006 to be filed with the Securities Exchange Commission are incorporated by reference into Part III.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements give Glowpoint's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding Glowpoint's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint's current plans, and Glowpoint's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report on Form 10-K.

PART I

Item 1.   Business

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support virtually any of the telepresence solutions on the market today.

Glowpoint’s managed video services are hardware agnostic, supporting all recognized video standards. As a result, we have become the global video interconnection point, linking together “islands of video” across third party networks (e.g., AT&T, SBC, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how they are connecting or where they are connecting from.

Glowpoint’s managed video services involve two major components, the Glowpoint video applications services and the Glowpoint network services. The video application services are network agnostic and may be leveraged by customers on any QOS (Quality of Service) network that supports two-way video transport. The Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QOS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. The Glowpoint network spans 11 points of presence (POPs), with POPs in the United States, Canada, the United Kingdom and Australia. A unique feature of the Glowpoint network is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities (see “Intellectual Property” below), which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

In late 2000, we launched our subscription service. From 2000 to 2003, we were a division of Wire One Technologies Inc. (“Wire One”), a reseller of videoconferencing equipment from leading manufacturers. Wire One was formed in May 2000 by the merger of All Communications Corporation and View Tech, Inc. After steady growth of the IP-based video service business through early 2003, we determined that separating the Glowpoint managed video services business from the Wire One equipment reselling business could create larger distribution channels for Glowpoint, allow for more aggressive product development, and provide us with the opportunity to develop business relationships based solely on the objective of expanding our video service product offering and increasing the size of our customer base.

On September 23, 2003, we completed the sale of the equipment business and officially changed our name from Wire One to Glowpoint in order to focus solely on growing Glowpoint’s managed video services. Since 2003, we have been exclusively focused on making video communications as reliable and as easy to use as the telephone - offering ten-digit dialing (as opposed to using IP addresses), operator assistance, video mailboxes and many other features that consumers have grown accustomed to with their telephone. We have also redefined the two-way video communications marketplace by creating and offering unique IP-based features that were integrated into the industry’s first “All You Can See” subscription-calling plans, which are similar to Voice over IP (VoIP) broadband-calling packages or unlimited mobile phone packages. Glowpoint’s mission continues to be improving the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral and ubiquitous part of everyday business and personal communications. We believe video communications should be as easy and spontaneous to use as your telephone, but with the power of face-to-face communication.

Glowpoint is recognized as one of the premier video-over-IP service providers in the market today. Our track record and quality-of-service commitment of 99.99% network uptime has earned us various awards and credits. We have been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality. We believe we have been a leader in setting policy through our participation in standards boards, including chairing a committee of the IMTC H.323 forum on International Dialing Plans in 2004. Our industry awards include: receipt of Frost & Sullivan’s Technical Innovations award in 2001; selection as one of the 14 most innovative companies by “Telephony Magazine” in 2004; and selection of our Chief Technology Officer as a finalist for 2005 New Jersey Technology Council’s “CIO/CTO of the Year” for Glowpoint’s technology leadership in video communications. In February 2007, Glowpoint was named one of the best providers of always-on IP Networks dedicated to videoconferencing in 2006 by Videoconferencing Insight Newsletter, a newsletter on the videoconferencing industry reporting from a user perspective for more than a decade (www.vcinsight.com).

Industry Overview

The videoconferencing industry has been transformed in recent years. When Glowpoint was launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to change that. Today, video communications is becoming more mainstream and reliable, with technology giants such as Hewlett-Packard and Cisco Systems joining in and validating what we set out to accomplish. Currently, we view the video communications industry segregated into five categories, each of which is a potential partner and/or customer for Glowpoint’s managed video services:

•	Videoconferencing Equipment Manufacturers;
•	Videoconferencing Equipment Resellers;
•	Network Providers;
•	Videoconferencing Services Providers (Multi-Point Conference Services); and
•	Telepresence and High Definition (HD).

Videoconferencing Equipment Manufacturers. Manufacturers of videoconferencing equipment continue to focus on selling video infrastructure equipment. With the introduction of HD and Telepresence, however, we believe they are becoming increasingly aware that in order to sell complex solutions, they must partner with service providers (such as Glowpoint) who make it easier for customers to buy and use their products.

Videoconferencing Equipment Resellers. Video equipment resellers and integrators are facing margin pressures as well as increasingly complex solutions related to videoconferencing equipment sales. Among their only options we believe is to attempt to reproduce the features, experience and services provided by Glowpoint or to become resellers of Glowpoint’s services. Many have chosen the latter and Glowpoint will continue to nurture and grow its distribution channel.

There are some videoconferencing equipment resellers who have chosen to compete with us rather than resell our services (see “Competition” below). We believe that these companies offer only a rudimentary subset of the features and services that Glowpoint provides. To date, we know of no company that provides comparable video communication services and, given our proprietary technology (see “Intellectual Property” below), we believe it would difficult for any competitor to match our comprehensive service offering.

Network Providers. Network providers have always played a role in videoconferencing, because all equipment requires some network for transporting the video communication. Historically, this was done using ISDN services provided by major carriers around the world. According to some estimates, there may still be as many as 500,000 to 1,000,000 videoconferencing systems still using ISDN. With the emergence of IP videoconferencing, these network providers have been offering services that include high quality virtual private networks (VPNs) on which customers may support data, voice and video applications. This is often referred to as a “converged network” or “convergence”. At this time, however, converged solutions provided by network providers are bandwidth only and provide little or no IP-based video communication applications services. This means that customers are free to connect their video conferencing equipment to the converged network, but must then figure out how to support the video application on their own. This amounts to “self service” videoconferencing where the customer is isolated on the converged network with no video application services or support available.

Glowpoint offers high quality and reliable “bandwidth” via the Glowpoint Network. At first it may appear that any network provider is our competitor. However, many of these network providers lack video expertise and do not offer IP video services or support. They essentially only offer bandwidth and their video services, if any, are still focused on ISDN. Glowpoint has been able to leverage this distinction by offering Glowpoint’s managed video application services over third party networks (rather than the Glowpoint network). We call it “Glowpoint-enabling” another network. This solution has permitted us to retain some accounts when customers have sought the benefits of a converged solution, has given us sales opportunities with large enterprises that already have established network provider relationships, and has allowed us to partner, rather than compete, with network providers on opportunities where we would otherwise be considered competitors. With our Glowpoint enabled solution, we have the potential to provide all or part of the video solution in almost every opportunity we encounter.

Videoconferencing Service Providers. A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multi-point conferencing (bringing multiple locations into one video call). These videoconferencing service providers, however, are still heavily dependent on ISDN as the network transport for these multi-point videoconferences and, we understand, as much as 80-90% of their customers are still on ISDN. Glowpoint, on the other hand, not only offers multi-point conferencing services, but has introduced a full range of managed video solutions that are primarily IP-based. IP-based services offer more flexibility, higher quality and, because there are no long distance charges, lower costs.

Telepresence and HD. Telepresence is creating a “buzz” in the video conferencing industry. In reality, it is a term that represents what Glowpoint has been providing since soon after its launch in 2000 -- high quality, easy to use video communications where the technology does not interfere with the purpose for the meeting. The most popular representation of the telepresence concept is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by Hewlett-Packard and Cisco Systems has brought new competition to the traditional videoconferencing equipment leaders (e.g., Polycom and Tandberg); more importantly for Glowpoint, however, we believe their telepresence offering and vision have validated our business plan and brought new life and interest to the video communication industry.

As manufacturers and resellers attempt to garner a share of the “telepresence” market, they are quickly facing the realization that the High Definition (HD) equipment used in telepresence rooms has an extremely high demand for bandwidth. In many cases, they also require dedicated network and “white glove” video application services.

We believe Glowpoint is uniquely positioned to address all of these new developments. We have been focused exclusively on providing IP-based managed video services since our launch in 2000 and our patented and patent pending technology is tailored to support any available HD equipment. Our proprietary managed video service provides HD video communication with as little as 2 Mbps of bandwidth per call, while other network providers typically require at least 6 Mbps, and as much as 45 Mbps, of bandwidth for HD video communications. Regardless of the equipment used or bandwidth required, we believe that Glowpoint can be an excellent partner with any of the providers of telepresence solutions.

Market Need. Despite the fact that many enterprises may already have private networks, a relatively small percentage can actually support video communications. According to a recent announcement by Cisco Systems (as reported in the Wall Street Journal), only 10-15% of Cisco’s customers can support quality videoconferencing on their networks. Even if a customer network can support videoconferencing, many are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (e.g., CRM applications, financial applications, e-mail and file transfers) on a common network. Allocating enough bandwidth in a corporate local area network or Intranet to handle real-time transmission of audio and images, in addition to data applications, can be difficult and can significantly impede overall network performance. In addition, most businesses already find it difficult to effectively maintain and manage existing applications because of the shortage of information technology and network personnel. As a result, businesses increasingly require a solution employing a network dedicated to video, which enables them to manage video communications, isolating it from other applications and existing communications infrastructure. An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant market opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

The recent surge in deployment of Voice over IP (VoIP) is an example of a technology that has been technically feasible for years, but did not gain popularity until the full feature and services people were accustomed to with their traditional telephones became available. Features like publicly-available phone numbers, operator services, voicemail and the ability to seamlessly call to phones off of a company’s private IP phone network were the critical application components that facilitated adoption of VoIP phones. Because most companies would not provide those features on their own, VoIP service providers developed them and now companies simply “plug” their VoIP networks into traditional telephony companies for these application services and off-net transport.

Glowpoint is the “video” telephony company offering video application services largely unavailable from anyone else at this time and difficult (or possibly even impossible) for customers to build on their own (see “Intellectual Property” below). Glowpoint provides ten-digit dialing video phone numbers automatically routed to IP video systems, video operator services, video mailboxes, seamless video calling to off-net locations anywhere in the world and other video application services, all of which permit customers to “plug” in their VidOIP (video over IP) networks.

Telepresence and HD video solutions require a very high amount of bandwidth, which we believe has caused a number of companies to be concerned about the feasibility of supporting video on their own networks. We believe there is a significant market for service providers, such as Glowpoint, who can support this new technology.

Market Size. According to some industry leaders, only about 5-8% of conference rooms in United States businesses have videoconferencing equipment. We believe the industry still has not begun to realize the potential deployment of video to individual desktops or in consumer environments. As a result, we believe there is still a large untapped potential market for video communications. Major technology companies such as Cisco Systems and Hewlett-Packard have publicly announced that they feel the telepresence market alone can become a billion dollar industry in the coming years. According to some industry analysts, the services side of the videoconferencing industry that is currently dominated by network providers and managed services like multi-point conferencing is anticipated to grow globally to more than four billion dollars over the next few years. Therefore, we believe that Glowpoint’s aggregate potential addressable market is significant, though we can give no assurance as to what our market share will be in the coming years.

Glowpoint Services and Features

Glowpoint offers a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We are focused exclusively on high quality two-way video communications and have been supporting millions of video calls since we launched our service in late 2000. We believe our experience, expertise, video-centric focus, unique features and services, and world class support are unrivaled and a key differentiator in the industry. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications and recently, with the advent of HD (High Definition) telepresence solutions, we offered a comprehensive “white glove” solution that can support any of the telepresence solutions on the market today (see “Market Solutions” below).

Video Application Services and Managed Network Services; Glowpoint Subscription Services

Glowpoint’s core managed video service offering bundles our proprietary video application communications features and services with our Quality-of-Service (QOS) managed network offering. This bundled offering gives customers a single point of contact for their high quality video communication needs and we believe makes video as easy and spontaneous as using the telephone - but with the power of face-to-face communications. Our subscription plans are priced according to the video call requirements of a location. The amount and type of bandwidth ordered depends on the number of video endpoints and is generally billed on a monthly recurring basis per location. We have established packages to accommodate the most popular requirements, with the basic bundled solution currently starting at $499 per month for video calls up to 512 Kbps. Typically, we begin providing service within 30 days following the customer’s order. We also routinely offer custom video communications solutions with individual customer-requested terms and conditions.

Regardless of the subscription plan, all offerings include our proprietary video application services and features and provide for unlimited IP-based video communication usage on the Glowpoint video network. Our video application services include:

•	“All You Can See” unlimited video calling plans
Customers can make and receive unlimited calls to video systems on the Glowpoint video network or the public Internet for one fixed price (there are no additional usage charges).

•	10-Digit Direct Dialing for IP Video Calls
We are the only service provider to provide IP-based video systems with real phone numbers. Typically, IP-based video callers must use an IP address, which, we believe, is unfamiliar, difficult to use, and impedes adoption of video communications.

•	“000” Live Video Operator Assistance
With our patented live video operator support, customers obtain live, face-to-face assistance simply by dialing “000” from any Glowpoint subscribed endpoint. Whatever the need, Glowpoint operators are there to help.

•	“Lisa”, Glowpoint’s Video Call Assistant
When a video call is not answered, fails to connect, or the recipient is busy, callers are greeted by “Lisa”, Glowpoint’s video call assistant, explaining why the call did not complete and providing the caller with an interactive menu to select options, including a connection to a live operator by selecting the option on the menu. We developed this feature to simplify video communications. Non-Glowpoint videoconferencing users typically are met with a blank screen, a cryptic technical error message or worse, and have no idea why a call was not completed. Our error-handling feature is user-friendly and removes much of the guesswork, which simplifies the video calling experience and promotes further adoption and use of video communications.

•	VideoMailbox
Glowpoint has brought voicemail to the video communications world. If a Glowpoint customer receives a video call and is not available or his video system is turned off, the call is automatically re-routed to a VideoMailbox where the caller is greeted with an outgoing video personally recorded by the Glowpoint customer. The caller may then leave his/her own video message in the VideoMailbox. The Glowpoint customer then receives a message which is stored on his VideoMailbox and receives an email alert with an image of the caller and associated information. Our customer may then view the message as a media file either through the online portal or checking messages from his/her video endpoint.

•	IP-to-ISDN and/or Internet Gateway Access
By combining one of the most sophisticated gatekeeper infrastructures that we believe has ever been deployed with patent pending call control technology, Glowpoint has created a seamless transition between ISDN and IP technologies. Glowpoint’s ability to provide real telephone numbers to customer video endpoints allows our customers to place video calls off of the Glowpoint network to ISDN or Internet connected systems seamlessly across the United States and to virtually any major city around the world. Glowpoint customers may also receive incoming calls from virtually any ISDN video system or voice phone in the world. This is one of the ways we are accomplishing our goal of connecting the various “islands” of video.

•	Reduced Rate International Calling
Much of the world continues to utilize ISDN as a means for video communications and the cost of placing video calls overseas can cost hundreds of dollars per hour. Glowpoint offers customers significantly reduced rates for ISDN calling by utilizing our least cost routing capabilities driven by our routing techniques through points of presence around the globe. We route video calls to the most cost effective point, where the call is then handed off the network to the in-region ISDN network, thereby eliminating or reducing long distance charges.

•	Firewall Traversal
In an increasingly popular world of convergence, many businesses seek to leverage their own networks for video transport, but increasingly face the challenge of placing video calls outside of their own network which becomes its own “island of video”. In these situations Glowpoint becomes the video “telephony” company with solutions that provide firewall traversal, effectively allowing customers to get off of their private networks and connect to any other means, while taking advantage of all the other Glowpoint services.

•	Reservation-Less, Multi-Person Video Calls
This “bridging on demand” service permits multiple users to see and communicate simultaneously on one screen. The “Brady Bunch” effect (also known as “continuous presence”) allows all parties to see each other at the same time in a collaborative conference session. This spontaneous service feature is a great alternative to pre-scheduled managed multi-point calls. This offers traditional conference set up and activation customary of audio teleconferencing with a pin number for all participants to use for inclusion in multi-point video calls at an extremely cost effective rate. We also recently announced our high definition version of this service, which is the first of its kind.

•	Video Endpoint Management
Many customers enjoy the option of having a single point of contact for all of their video communication needs. Therefore, we offer remote video endpoint management services and can provide proactive monitoring and support, along with maintenance of video endpoints (such as providing required software updates), to ensure our customer’s video endpoints are always ready and reliably available.

These proprietary video application services are the subject of patented and patent-pending technology (see “Intellectual Property” below) and were developed by Glowpoint over years of focusing exclusively on video communications. While not an application per se, Glowpoint customers have access to video communications support and expertise that we do not believe is available anywhere else. Our Network Operations Center (NOC) provides solutions and support for the physical network as well as the video experience and unique programs that businesses may support with video. We do not just monitor and trouble-shoot the network and leave customers to their own devices to support video communications. We are our customers’ video communications partner and provide support to ensure a high-quality, easy-to-use and reliable video experience.

Our managed network services includes “last mile” (or local loop) connectivity, which is the network connection between Glowpoint’s network backbone and the customer’s location to which our service is delivered. The price of the managed network service component is typically based on the amount of bandwidth required to support the number of video endpoints at each customer locations. In late 2006, we formed GP Communications, LLC (“GP Comm”), a wholly-owned subsidiary of Glowpoint, Inc., to provide the last mile connection. Among other things, the creation of GP Comm had the benefit of repositioning our managed video service offering to unbundle (or separate) the video application services from the managed network offering. We believe this has permitted us to compete more effectively in the marketplace (see “Competition” below) and has created sales opportunities for “Glowpoint-enabling” other networks. A key differentiator for our managed network services is our 99.99% service level availability (SLA) and QoS commitment, and the fact that our network was designed exclusively for two-way video communications, which we believe is the industry’s highest quality and reliable network service offering.

Customers wishing to use their own network or one provided by another network provider may still enjoy the benefits of Glowpoint’s video application services. We market this as our “Glowpoint Connect” service and refer to it as “Glowpoint-enabling” another network. This is a “bring-your-own-access” (“BYOA”) offering and permits customers to leverage their existing internal IP networks or VPNs (virtual private networks), as an alternative to using the Glowpoint managed network. Customers simply register their video endpoints with Glowpoint to take advantage of our video application services. Since Glowpoint Connect does not use our managed network service, the Glowpoint Connect fee is lower than our full bundled managed video service offering.

Managed Multi-Point Conferencing (Bridging) Services, including HD Bridging

Managed multi-point conferencing services enable customers to utilize Glowpoint’s Multi-point Control Units (MCUs, which are also known as “bridges”) in order to facilitate video conference meetings with more than two locations at the same time. Glowpoint has the ability to support both ISDN and IP for multi-conference events with enough capacity to support over 500 participating locations at one time. With our managed multi-point conferencing service, virtually anyone can participate on a video call together, including:

•	Other Glowpoint video or enabled locations;
•	Non-Glowpoint video locations using legacy ISDN technology or the Internet;
•	Geographically unlimited locations in the United States and around the world; and
•	Non-video locations (e.g., participants without videoconferencing equipment and persons out of the office who can only attend by voice only using cell phones).

Our world-class global conferencing service and skilled professional technicians provide the highest quality service to fulfill all conferencing needs - at a competitive price. Glowpoint’s multi-point conferencing service includes:
•	Enhanced continuous presence;
•	Multiple viewing options (up to 27 different layouts);
•	Pre-call site certification;
•	PowerPoint display and data collaboration;
•	No cancellation fees;
•	Call monitoring and recording;
•	Standing reservations;
•	Online scheduling;
•	Conference dial-in numbers; and
•	ISDN Gateway reduced calling.

In addition to our reservation-less HD capabilities, we recently launched the industry’s first High Definition (HD) managed multi-point conferencing service, which brings HD to Glowpoint’s fully-managed, scheduled “white-glove” offering.

Our managed multi-point conferencing service is a valuable sales avenue into new accounts. It permits customers to experience Glowpoint’s video communications service and support without having to commit to a contract term. For Glowpoint, it provides us the ability to drive net new revenue without the need to install any new services. Later, we attempt to sell the customer our subscription services and, a majority of the time, empirically show the customer, based on usage data gained from providing multi-point conferencing services, that our subscription services will benefit the customer.

Though typically an event-based service, we signed a number of minimum commitment contracts with managed multi-point conferencing customers in 2006 in order to have some predictable revenue from the service offering. We continue to pursue minimum commitment contracts.

Technology Hosting and Management Services; Private Labeling

In constructing Glowpoint’s global network and service offering, we developed technical and operational expertise relating to supporting two-way video communications. In early 2006, we decided to leverage this intellectual property and video infrastructure by offering to host other companies’ video-related equipment and applications. Additionally, we “packaged” our services and expertise so they can be branded for use by other companies in a private label fashion. When we have private labeled our services, our live operators answer calls using the other company’s name, we re-brand “Lisa” to use the other company’s name, logo and other information, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.”

Our technology hosting revenue is comprised of a non-recurring fee for setup and installation, and an ongoing monthly hosting and support fee. For enterprise customers, the majority of hosting revenue is centered on hosting and managing MCUs (bridges). For other service providers, Glowpoint hosts components of the provider’s video solution.

All of Glowpoint’s unique features and services have been designed so that the entire suite can be “private labeled” by other service providers or companies who want to integrate video communications into their existing products quickly and cost efficiently. “Glowpoint Enabling” is very similar to the concept of “Intel inside” where, for example, Glowpoint provides all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party, who in turn sells these services to their customers. Glowpoint has been involved in a number of private label opportunities, including Sony and Vision Net in Australia. Other examples of leveraging our video application services across other networks include Glowpoint-enabling the networks of providers such as Masergy, Savvis, AT&T, and Qwest.

Professional Services

As with technology hosting and management services, we sought new revenue sources using what we believe are our unrivaled network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe that market is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable sales avenue into video communication opportunities and have led to sales of our managed video services.

Market Solutions: Bundled Offerings for Broadcast, Telepresence and Video Call Centers

We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition, video call centers, and telepresence usage.

Managed IP Video Service for Broadcast and Event Services

Our managed video services have been used during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the NFL and NBA drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage. Our managed services for IP-broadcast solutions are currently used by many well-known media companies, including ESPN and NFL Network, amongst many others.

In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD. This offering provides two-way HD video communication for content acquisition from remote locations. In April 2007, we announced a multi-year agreement with NASCAR Images as the first customer to deploy the TeamCamHD solution, which will be used to provide the NASCAR industry the ability to acquire content, such as driver interviews between races, which may then be distributed to key media outlets for dissemination.

Telepresence Support Services

Glowpoint has been providing the highest quality “white glove” service as part of its product offerings for years. Now, with the introduction of telepresence technology and the accompanying high expectations in the marketplace for the quality, performance and service, we believe we are well positioned to provide telepresence support services. Our telepresence support services include the following video network operations center (“VNOC”) support:

•  Single Point of Contact: VNOC “at your service” support is a single point of contact accessible via our video concierge service (a branded version of our patented live video operator assistance), which is integrated with a “support” button on the control panel or phone that then provides dedicated toll-free dial-in access or Web mail/portal access.

•  Scheduling: Scheduling includes a dedicated toll-free number (direct dial for international calls), concierge service, and Web portal scheduling tools. Confirmation notifications are provided both to requestors and to participants. All scheduling options may be private labeled to match our customer’s attributes (e.g., name and marketing tagline). Dedicated toll-free reservations numbers are answered with our customer’s specific script and we provide a dedicated Glowpoint reservation email address. We can even provide a branded on-line scheduling tool to match the company attributes of the customer (e.g., name, logo, color scheme, and marketing information).

•  Call Launching and Monitoring: A Glowpoint telepresence operator will manage the successful launch and connection of all sites in the telepresence meeting, including point-to-point or multi-point calls. Our VNOC team then continuously supports and monitors all telepresence calls, including digitally monitoring connectivity levels by a qualified Glowpoint video producer. Our goal is to ensure that the technology is transparent to our users.

•  Help Desk Support: Our VNOC provides technical support for all active calls during a telepresence meeting. When required, we will coordinate with hardware vendors and integrators to repair or replace any component parts or resolve room integration issues. As the single point of technical support for your telepresence solutions, our top priority is resolving endpoint or connectivity issues.

•  Training: We believe that successful use and adoption of video communication requires ease of use, which is in large part a result of knowing how best to use the system. We host training sessions for customers and provide periodic training updates as reasonably requested.

•  Interoperability Testing and Support: We believe we are the industry leader in evaluating and testing video communication equipment for reliability and interoperability through our Glowpoint Certified Program (see “Intellectual - Hardware Interoperability” below). As telepresence continues to evolve, we expect to continue leading the industry in our interoperability and certification testing to assist our telepresence customers.

•  Stewardship Reporting and Service Reviews: We provide monthly stewardship reports that capture key metrics related to the performance of the telepresence room, the associated network, and various support levels, including statistics related to usage (number of telepresence meetings, duration, and hours of use), network and telepresence room connectivity availability, network and telepresence room mean time to repair, and failure/root cause analysis. We have quarterly meetings with our customers to review these statistics, providing a forum to discuss areas of success, areas in need of improvement, and address any other concern.

The Glowpoint Telepresence Solution may be bundled with our Quality of Service (QoS) managed network service or offered on its own by Glowpoint-enabling another network service. Customers who purchase a Cisco Systems 3000 TelepresenceTM solution, Polycom RPXTM, or Tandberg ExperiaTM solution, for example, may all take advantage of the Glowpoint Telepresence Solution regardless of their choice of network. A typical telepresence room requires 6 megabits per second (mbps) per video device, of which there are typically usually two or three per telepresence room. Therefore, the total bandwidth per telepresence room is usually at least 18 mbps. Multi-point calls (bridging calls) require even more bandwidth, often as much as a DS-3 (45 mbps) to support one session. Our managed network solution is ideal to support the telepresence suites, especially when customer networks cannot handle those demanding requirements.

Video Call Center Solution

Glowpoint is leading the way in developing unique applications using video communications. Leveraging our patented live video operator service, we developed a proprietary product that allows businesses to bring video to their call centers, turning their most talented resources into a global sales team. We call this application “Customer Connect” and it is the “middle ware” that plugs into, and accesses all of the intelligence in, existing call management systems in a call center or other location. We believe that service and retail sales businesses are always seeking more effective ways to connect with customers. Our video call center solution, permitting a “Remote Video Expert” on demand, is a way for businesses to differentiate themselves.

Our Customer Connect solution is currently being used by a major retail bank to provide high definition “video banking” services to clients around the country. With one touch of screen inside a local branch location, an existing or potential bank customer is instantly immersed in a telepresence call with a highly trained bank professional. Rather than needing to have these professionals scattered at local branches when their services may not always be required, our call center solution permits the retail bank to centrally locate its trained professionals and provide services as and when needed, supporting a region rather than one or two locations. Our business customer is now able to train fewer people, support a greater number of branches and cross-sell products more effectively. This appears to be a growing trend where businesses will use video communications as a tool to interact more cost effectively and efficiently with their customers. We call this a business-to-business-to-consumer (B2B2C) application and believe it will make video communications a critical application across many industries.

Our video call center “Customer Connect” solution provides the same experience as its audio call center counterpart, such as automated attendant, interactive menus, multiple languages, multiple skills-based call routing, on hold, call transfer, and call center statistics. It is simple and cost effective for businesses to implement and easy for consumers to use. Some features (and differentiators) of this product include:

•	private labeling to include the brand of our business customer, so its customers only know that they are interacting with the business’ call center;

•	customization to interact with the video elements of choice (agnostic to all video endpoints);

•	integration with our business customer’s existing call management system technology in its call center; and

•	scalability to thousands of remote locations (e.g., local bank branches) that will interact with one call center, or as many call centers as our business customer needs.

As with all of our managed video services, our Glowpoint Video Call Center solution may be bundled with our QoS managed network service or offered on its own by Glowpoint-enabling another network service.

Intellectual Property

Supporting these unique services and features is Glowpoint’s patented and patent-pending proprietary technology developed specifically for two-way video communications. Over the past six years, we have spent in excess of $7 million and tens of thousands of engineering hours in designing, building, and perfecting our managed video services and spent in excess of $8 million building the Glowpoint network. We have focused our research and development on the three key factors that we believe are essential to the successful delivery and widespread adoption of video communications: (i) network architecture; (ii) video applications and telephony features; and (iii) hardware interoperability. Our research and development has led to a patent and a number of patent applications (see below) and various solutions. We know of no competitor that offers any service with comparable features, performance, reliability, and scalability, and we believe there are significant barriers to create one.

Network Architecture

We designed and built our global network to meet and exceed what we believe to be the needs and expectations of two-way video communications. Our architecture includes patented and patent pending technologies that provide advantages over other networks that are capable of carrying video, including such Glowpoint features as interoperability between IP and ISDN systems, fast re-route of video calls, varied and flexible “last mile” connectivity options that support multiple protocols, 99.99% Quality of Service (“QoS”) commitment, and a fully redundant and secure backbone design.

Our network is a secure, state-of-the-art multiple protocol layer switching (MPLS) backbone with the redundancy and reliability businesses demand for their critical applications. Our network is a ring with mesh points to provide full redundancy on the backbone. Utilizing carrier grade Cisco products in the core, we have been able to design a backbone that is scalable and can easily grow as demand dictates. With the increasing adoption of HD (High Definition) video systems and telepresence rooms, the expectation is that the demand for more bandwidth per video call will also grow. Our investment in our backbone architecture accounted for this and our backbone capacity can more than triple with modest additional investment.

We maintain a state-of-the-art network operations center (NOC) at our Hillside, NJ headquarters, from which we monitor the operations of our network on a 24x7 basis. The NOC’s primary functions are to monitor the network, manage and support all backbone equipment, and provide proactive and on-demand support for our customers. Video traffic does not pass through our NOC, nor does usage information or authentication packets. We designed our network to handle those functions at our POPs, which was done for improved video performance and, more importantly, to address security and disaster recovery/business continuity matters. We utilize Netcool, HP OpenView and NetVigil network management tools to monitor and support our network. We also use Remedy for workflow in order to track and report trouble tickets.

Our proprietary network architecture includes Glowpoint-owned equipment installed at collocation centers across the country, connected by multiple dedicated high-speed circuits. These Points of Presence (POPs) are connected in a ring topology with strategic mesh points, which virtually eliminate the risk of a single point of failure and provide industry-leading throughput, scalability and mission-critical resiliency. We have contracted with numerous network providers for backbone circuits, aggregate hubs and collocation facilities. Our primary vendors in the United States are (i) Qwest for backbone connectivity, (ii) Qwest, Verizon Business/MCI and Covad for the aggregate hubs, and (iii) Equinix for collocation facilities. We have also contracted with a number of “last mile” providers in the United States and abroad to deliver local loops to our customer locations. In the United States, Covad Communications and New Edge are our primary SDSL providers with Qwest, Verizon Business/MCI, and XO Communications providing private line DS-1 services. We use Network-I and Easynet for DSL as well as T-Systems, Asia Netcom, Savvis, Masergy, Telstra, Global Crossings and others for international connectivity. Our goal is to partner with carriers who can provide dedicated broadband access to our network using either digital subscriber lines (DSL) or dedicated 1.5 mbps (DS-1) or 45 mbps (DS-3) lines. We have many access options for connecting customer locations to the backbone, including SDSL, HDSL, T1, DS3, Sonet, ATM and Gigabit Ethernet options.

Our network architecture was specially designed for the efficient and cost-effective delivery of feature-rich two-way video content. The network boasts a fully deployed and sophisticated gatekeeper infrastructure that can support thousands of video endpoints with redundancy. This design enables us to provide a unique set of value-added services, such as intelligent call routing and an exclusive consolidated video call detail record (CDR) feature that allows for detailed tracking on a call-by-call basis for point-to-point, gateway and multi-point calls. Competitive providers of network, such as telecommunications carriers (see “Competition” below), would have to install video-specific gatekeeper technology throughout their networks to provide the additional functionality necessary to create similar service capability. The challenge facing these carriers to replicate our network features is two-fold: (i) the sheer volume of data traffic carried by their networks would make such a project enormously expensive and, most likely, cost prohibitive and (ii) the gatekeepers alone do not route calls and track usage, it is our other proprietary technology that augments the gatekeeper functionality. We have also developed a specialized configuration of software, hardware and global positioning technology that enables us to accurately monitor jitter, packet loss and latency to maximize overall network performance.

With our origins in videoconferencing equipment sales and service, we have a broad understanding of the unique demands placed on a network by a video communication application. Telecommunication carrier networks were simply not designed for two-way video communications. Unlike a standard data application, video applications immediately expose network performance limitations. It was this need for quality and reliability that prompted us to develop our own network dedicated exclusively to two-way video communications, but designed using standard (and proven) network concepts and methodologies. We also understood that a network alone would not offer a sustainable competitive advantage. Accordingly, we developed and continue to develop proprietary software and hardware-based service offerings that leverage our dedicated proprietary network architecture and enables us to offer high quality and easy-to-use video communications.

Video Applications and Telephony Features

We developed and offer a full array of pioneering applications and features targeted to the specific demands of two-way video communications, making it as easy and spontaneous as using the telephone but with the power of face-to-face communications. We were recently awarded a U.S. Patent for our live video operator assistance feature. This patented technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services.

Other proprietary features and services include call forwarding, the video call distributor, unassisted incoming and outgoing gateway calling, bridging-on-demand meeting rooms, least-cost international call routing, web-based scheduling, video endpoint authentication via LDAP servers, firewall traversal services, customer information center, data collection and statistical analysis tools. Many of these features and services are the subject of patented and patent-pending technology (see below) and were developed to offer a unique set of video communication capabilities, services and features that are difficult for any competitor to match.

Hardware Interoperability

We are hardware agnostic. Therefore, we strive to ensure that our managed video services work with any available standards-based videoconferencing equipment. Through the Glowpoint Certification Program, we test and assess new equipment, options and configurations for use throughout our network. The program sets strict standards for equipment performance and service levels. Customers can be assured that Glowpoint-certified products conform to the highest standards of compliancy as well as interoperability with other leading manufacturers of similar products. Our certification team has created a comprehensive testing and evaluation methodology requiring that each manufacturer’s class of video communications equipment meet or exceed performance, reliability and interoperability levels in the areas of video, audio, data, feature and capability set. We maintain a close relationship with all of the leading video equipment manufacturers, such as Polycom, Tandberg, Sony, Cisco, Life Size and Radvision, and provide each of them with information about their products’ performance.

Patents and Patents-Pending

Because we were the first dedicated IP-video service provider, the development of our network architecture and video applications resulted in a significant amount of intellectual property - from real-time rating and billing for video calls to video call center applications for customer support. In 2007, we received our first patent and a number of others have been filed and are in various stages of the patent process. This patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar telephony-like managed video services. We are unique and, given our proprietary technology, believe we are especially well positioned to partner with telecommunications carriers, virtual private network providers, equipment manufacturers, resellers and other companies focused on integrating innovative and high quality video solutions into their product mix.

As mentioned above, we were recently awarded U.S. Patent No. 7,200,213 B2 for our live video operator assistance feature. This patented technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services. We believe this patent helps solidify our position as the leader in developing solutions that make video communications a critical business application for our customers.

We have substantial intellectual property with regard to two-way video communications. Due to resource prioritization matters, we have only pursued those patent applications we believe are the most strategic. The following is a brief description of our pending patents and their role in our managed video service offering:

•  Video Call Director - When you place a voice telephone call, you expect some resolution of it - a completed call, a busy signal, or a message that you dialed the wrong number. In the IP-video world, we do not believe that this functionality existed before Glowpoint. Customers placing IP video calls would receive cryptic error codes or invalid network error messages. We developed the Video Call Director technology to intelligently redirect calls based on various conditions. The technology is deployed as “Lisa”, our video call assistant. Now, when a Glowpoint customer places a video call that does not connect, he is greeted with an interactive video message from “Lisa” explaining some reasons and offering him the option of reaching a live video operator for assistance. The ability to intelligently route video calls based on various conditions lends itself to numerous other capabilities and services, including video mailbox, follow-me video numbers (see below), and video call transfers and forwarding.

•  Method and Process for the Glowpoint Video Call Distributor - Our video call distributor technology permits businesses to route real-time, two-way video calls over an IP network using a call management system (e.g., a traditional PBX-based automatic call distribution system) that may serve multiple possible endpoints (for example, a call center environment). This video call distributor integrates the features and services of traditional voice call distribution systems with video calls. It is built on previously patented Glowpoint technology as well as new technology developed specifically for this solution, which is marketed as Glowpoint’s Customer Connect offering. We believe this patent-pending technology is a critical component of skills-based video call centers, where video calls can be routed to the appropriate person based on predetermined skill sets or criteria. For example, in our previously mentioned video banking pilot, this patent-pending technology has been used to route video calls to English and Spanish speaking video bankers depending on a selection made at the remote branch location.

•  Method and Process for Consolidated Video Call Detail Records (CDR) - Many of the individual video conferencing products have the ability to create their own CDRs. However, in a service provider environment with many independent products supporting a complex suite of services, the ability to gather and provide call details in a consolidated manner did not, to our knowledge, exist. Without that capability, it would be virtually impossible to bill customers for usage-based video calls, and difficult to run a video communications business. Therefore, we developed the technology and method for automatically gathering video call details. Even though we provide unlimited usage across the Glowpoint network, the technology has been applied to expanded uses, including providing customers with online call detail, specialized utilization reports, stewardship reports, and tracking unique billing codes to every video call. This patent-pending technology has been instrumental in selling our managed video services to law firms, consultants and professional services customers.

•  Method and Process for Video over IP Network Management - When Glowpoint was launched, we found no network existed at the time to support high quality two-way video communications. As a result, we developed a highly sophisticated network that included our backbone network architecture and our video network architecture. We combined off the shelf components with proprietary design and technology to create the world’s first dedicated IP video network. In addition to the method and process for building this network, we developed and deployed unique testing tools that enable us to closely monitor key metrics associated with successful high quality video communications. With the introduction of HD and telepresence, there are increased concerns carrying this video traffic with data traffic on the same network. We believe this underscores the need to carry video communications on Glowpoint’s patent-pending dedicated IP video network.

•  Systems and Method for Video Transport Services (Service Provider Based Firewall Traversal) - Our initial product offering included customers using our video applications and managed network services as a completely outsourced solution for all video communications. However, as convergence (using one network for data, voice and video) gained acceptance, we were asked by customers to support a hybrid solution, where some video endpoints remained on the customer’s network but other locations and the video application services (multi-point conferencing, gateway to ISDN, etc.) were provided across Glowpoint’s network. In order to accommodate the need to traverse the customer’s network in a secure fashion, we developed our Video Transport Service (VTS) specifically to provide firewall traversal solutions in a managed service offering. While individual firewall traversal products can be purchased from various hardware manufacturers, we believe our patent-pending technology is the first complete service solution.

•  Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN network - Even though adoption of IP video has seen a surge recently, a significant portion of video communications users in the world still utilize legacy ISDN networks. Early on, we wanted to ensure that the migration from ISDN to IP would be painless and we understood the need to be able to seamlessly connect IP users with ISDN systems around the world. We believe Glowpoint is still the only service that assigns real phone numbers to customers that enable them to simply dial the phone number to “gateway” from their IP system on Glowpoint to ISDN systems. In addition, Glowpoint customers can be called directly from virtually any ISDN video system or even a phone anywhere in the world. This patent-pending automated call routing capability has been leveraged to provide a least cost gateway to customers, routing the call to the most inexpensive gateway exit point off the Glowpoint network before entering the PSTN/ISDN network.

•  Video Communications Control System/Parental Control - In late 2005, Glowpoint introduced IVE (Instant Video Everywhere), a software-based video service that works with a simple web camera over the Internet. During the development and market research it became apparent that the early adopters of consumer based two-way video communications would be teenagers and young adults. Given that demographic and the recent proliferation of tools to help parents control what websites are visited by their children, we felt that parental control of two-way video communications was a logical requirement as video communications became more mainstream. This patent-pending technology leverages existing parental control codes and guidelines to restrict video calls from being placed or received from blocked callers. It also permits parents to establish a “friends and family” directory of allowable video numbers that can be called. While currently ahead of its time, we believe this patent-pending technology will be valuable in the future.

•  Method and Process for Follow-Me Video Phone Number - Our IVE (Instant Video Everywhere) product offering was intended to enable traveling business people to stay connected by video wherever they go. These “road warriors” could log into IVE from a hotel room, airport lounge, or anywhere else a quality broadband connection was available, and place and receive video calls. In order to enhance the experience and integration with the video systems in their offices, Glowpoint developed technology to create a Follow-Me Video number capability. Essentially, the user has one video phone number and, if logged into IVE, the video call will automatically route there instead of the video system in the user’s office. This patent-pending technology allows our customer to have one video number, one video mailbox, and yet literally be reached by video anywhere in the world.

Sales and Marketing

We market and sell our managed video services to a broad range of businesses in many industries through both direct and indirect sales channels. As noted above (see “Overview - Industry Overview”), videoconferencing equipment manufacturers, equipment resellers, audio/visual integrators, and network providers have expanded our indirect sales channels. Many of the complex solutions sought in today’s market have created new and unique opportunities for the sale of Glowpoint services. We also continue to diversify our lead generation and sales efforts by integrating these indirect sales channels with aggressive internal lead generation programs and vertical industry focused marketing and promotional efforts. No matter the lead generation, sales or distribution channel, our goal is to provide all with a world-class service, sales and collateral materials, training, and management tools to reduce barriers and increase our return on investment against our sales, marketing and promotional efforts.

One of our main sales challenges has been that video communications is not generally perceived as a critical application for most companies. This has resulted in historically moderate growth and longer sales cycles. Recognizing this, we set out to create new markets where video communications plays a critical role in business practices. Two areas we have focused on are the legal and broadcast/media sectors. Law firms have been using video conferencing for years, but poor performance and the difficulty of associating its usage to clients prevented widespread utilization and growth in the sector. Glowpoint introduced a legal industry-focused video solution in 2005, which combined Glowpoint’s high-quality managed video services with special billing features that enable law firms to enter a client/matter billing code before placing a video call. This innovation established Glowpoint as a key component of many law firms’ communication infrastructures and translated into more sales success.

For the broadcast/media industry, we recognized its need to acquire more content and do so more cost effectively. Therefore, we introduced a highly managed and supported service that has been utilized to acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. Rather than utilizing an expensive satellite feed, companies can acquire broadcast-quality standard definition (SD) and high definition (HD) content over a dedicated Glowpoint IP connection at a fraction of the cost. The initial SD use of Glowpoint in the broadcast sector was in 2002 when we provided this service to ESPN during the NFL and NBA Drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage of the drafts every year since 2002. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD and announced a multi-year agreement with NASCAR Images as the first customer to deploy this solution, which will be utilized to provide the NASCAR industry the ability to acquire content, such as driver interviews between races, which may then be distributed to key media outlets for television broadcast. This sales focus on the broadcast/media sector translated into approximately a 67% revenue growth rate from 2005 to 2006.

Our current plans include mining our existing customer base for additional sales, targeting select market segments that have shown the greatest promise (e.g., legal and broadcast/media), focusing on “business-to-business-to-consumer” (“B2B2C”) applications and telepresence support services, strengthening our indirect sales channel relationships, and continued conversion of ISDN users. Depending on the source, anywhere from 50% to 70% of installed video systems are still using legacy ISDN services. Considering that there are an estimated 500,000 to 1,000,000 video systems in the United States alone, we believe there is still a huge untapped market available to convert to Glowpoint IP services. We will continue to create sales programs designed to convince legacy ISDN users to migrate to IP, which may include bundles with resellers, where equipment and services are sold to the customer as one package.

The decision about what network or service to use is generally made at the same time a customer purchases video conferencing equipment. Because we do not sell video equipment, we have not been included in a number of opportunities at the point of sale. The only way to ensure Glowpoint is involved at the point of sale is through the indirect channel, mostly made up of companies that also sell video equipment. Glowpoint initiated a campaign in May 2006 to re-energize that sales channel and reestablish relationships. The result was an increase from 10% of new sales coming through that channel prior to May 2006 to approximately 40% of new sales from June through December 2006 coming through that channel.

We view the B2B2C opportunities as the most exciting, and likely most “disruptive”, in the market. While the Glowpoint products and service have tremendous potential in the consumer market, we are not currently positioned to realize that potential. Therefore, we are developing and marketing solutions to other businesses where the ultimate user is that business’ customer. An example of this is video banking, where a bank is currently using Glowpoint’s patented and patent-pending technology to sell services to customers at branch office locations from a central video banking call center. By going to market with a B2B2C offering, we can reap the benefits of consumers using our managed video services without the expense and risk of trying to reach out to them directly.

Customers

We have a stable, growing customer base of over 625 customers ranging from Fortune 100 companies to federal, state, and municipal governmental entities to businesses and service professionals (e.g., accountants and lawyers) to non-profit organizations. Our top ten current market segments at the end of 2006, listed in order of contribution to revenue, are: legal and law enforcement, approximately 17% of revenue; governmental entities (local, state and federal), 15%; broadcast/media, 11%; banking and finance, 9%; manufacturing, 6%; healthcare and medicine, 6%; services (including consulting), 5%; food and beverage, 5%; engineering and construction, 5%; and education, 4%. All revenue percentages are approximations. No single customer accounts for more than 10% of our revenue or accounts receivable.

Employees

As of December 31, 2006, we had 59 full-time employees. Of these employees, 10 are involved in backbone engineering and development, 21 in customer service and operations, 14 in sales and marketing and 14 in corporate functions. None of our employees is represented by a labor union. We believe that our employee relations are good.

Competition

For the sale of our video application services and managed network services, we mainly compete against telecommunications carriers, VPN service providers, and videoconferencing equipment resellers. Many of our competitors have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network. Telecommunications carriers, such as AT&T, Verizon Business/MCI, Sprint and some of the regional Bell operating companies, mainly compete on the basis of offering network and a converged solution of data, voice and video. VPN service providers and smaller regional network providers, such as Masergy Communications, XO Communications, and SAVVIS, are all capable of supporting video over their networks, but do not offer video services directly. Typically, these providers partner with a video service provider, such as Wire One/VSPAN or IVCI, to compete directly with us. These relationships generally are not exclusive and we have been able to partner with a number of would-be competitors with the intent of selling our video application services to be delivered over their networks. Glowpoint-enabled third party networks is one way Glowpoint ensures it can work closely with carriers and customers to deliver video services even if Glowpoint’s network is not selected. Some videoconferencing equipment resellers have opted to create their own video services offering, using third party networks (such as Savvis or Masergy) to sell video services at the equipment point of sale. We do not believe that any of these offerings have the full range and scope of services that Glowpoint offers.

For our multi-point conferencing services, we compete against other multi-point conferencing providers, many of whom also have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network. In addition to the above-mentioned telecommunications carriers, competitors include audio conferencing companies that have added video functionality, such as InterCall (a subsidiary of West Corporation), ACT Teleconferencing, Genesys Conferencing, and Wire One/VSPAN. We believe these competitors are still heavily dependent on ISDN and have little or no expertise in IP video. By combining our managed video service with our multi-point conferencing services, we offer tremendous performance and cost savings to our customers that we believe is difficult, if not nearly impossible, for the competition to match at this time.

We compete primarily on the basis of our:
•	sole focus on two-way video communications;
•	breadth of service offerings;
•	full support of all industry standards;
•	unique custom built applications and services;
•	global network presence;
•	technical expertise;
•	knowledgeable video service and training personnel; and
•	commitment to world-class customer service and support.

More than just a provider of bandwidth for video communications, we have developed a comprehensive approach to significantly improve video communications so that it can become an integral tool for business communications. We not only designed a network specifically for two-way video communications but also have continued to develop proprietary network applications that ensure a high quality, reliable and easy-to-use experience. Glowpoint supports any standards-based videoconferencing equipment and, through our certification program, we have developed expertise in the area of hardware interoperability across IP networks. Our value-added services include video operators, multi-point video conferencing (bridging), seamless connectivity from IP to ISDN (gateway services), on-line real-time billing and a call detail portal. Our services offer subscribers substantially reduced transmission costs and superior video communications quality, remote monitoring and management of all video endpoint subscriber locations utilizing SNMP for products that support SNMP, video streaming, firewall transport services and VNOC support for telepresence rooms.

We believe that our ability to compete successfully will depend on a number of factors both within and outside of our control, including the adoption and evolution of technologies relating to our business, the pricing policies of competitors and suppliers, the ability to hire and retain key technical and management personnel, the availability of adequate working capital to fund our sales and marketing plans, and industry and general economic conditions.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Securities Exchange Act requires us to file periodic reports, proxy statements and other information with the SEC. Copies of these periodic reports, proxy statements and other information can be inspected and copied at:

SEC Public Reference Room
100 F Street, N.E.
Washington, D.C. 20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

Public Reference Section
Securities and Exchange Commission
100 F Street N.E.
Washington, D.C. 20549

You may obtain these materials electronically by accessing the SEC’s website on the Internet at www.sec.gov.

In addition, we make available, free of charge, on our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.glowpoint.com

Item 1A. Risk Factors.

Glowpoint’s business faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K Annual Report or in our other filings with the Securities and Exchange Commission. The risks described below are not the only risks that we face, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect our business. Any of these risks may have a material adverse effect on Glowpoint’s business, financial condition, results of operations and cash flow.

Risks Relating To Our Securities

We need future capital to refinance our existing obligations and for working capital. If we are able to raise additional capital, it may dilute our existing stockholders or restrict our ability to operate our business. If we are unable to refinance our existing obligations, it would have a material adverse effect on the Company.

Our working capital requirements continue to be significant. To date, we have been dependent primarily on the net proceeds of private placements of convertible debt and equity securities. Our 10% Senior Secured Convertible Notes (“10% Notes”) issued in March and April 2006 in aggregate principal amount of $6,180,000, together with additional notes issued to satisfy the quarterly interest payments (“10% Interest Notes”), mature in September 2007. We are currently evaluating options with regard to the 10% Notes and 10% Interest Notes. Options include renegotiating the terms and maturity date and issuing new debt or equity to repay the 10% Notes and 10% Interest Notes. If we are unable to renegotiate the maturity of the 10% Notes and 10% Interest Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company and we would not have sufficient funds to continue as a going concern.

Furthermore, our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our products, realizing cost reductions on our technology, and the cost involved in protecting our proprietary rights. Accordingly, assuming we are able to refinance or renegotiate the maturity of the 10% Notes and the 10% Interest Notes, the proceeds from our recent financing and our other existing capital resources may not be sufficient to fund our future operations. We currently have no committed sources of, or other arrangements with respect to, additional financing. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.

Our financial statements are prepared assuming we are a going concern.  The accompanying financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital, renegotiate or refinance the 10% Notes, and realize projected operational savings.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss attributable to common shareholders of $11,137,000 and negative operating cash flows of $4,694,000 for the year ended December 31, 2006.  At December 31, 2006 we had cash and cash equivalents of $2,153,000, a working capital deficit of $11,868,000, and an accumulated deficit of $172,623,000.  Additionally, the 10% Notes and the 10% Interest Notes mature in September 2007. The foregoing factors, among others, raise substantial doubt as to our ability to continue as a going concern. In 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 18 to the consolidated financial statements for further information).  We raised capital in March and April of 2006, but continue to sustain losses and negative operating cash flows.  Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees (see Note 6 to the consolidated financial statements for further information) and assuming we are able to renegotiate or refinance the 10% Notes and the 10% Interest Notes (see Note 9 to the consolidated financial statements for further information), we believe that our available capital as of December 31, 2006 will enable us to continue as a going concern during 2007.  There are no assurances, however, that those assumptions will be realized.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.  The potential adjustments that might result include:

•	Substantial disposition of assets outside the ordinary course of business;

•	Externally forced revisions of our operations or similar actions; and

•	Restructuring of our debt or a reorganization of our business.

We have reported weaknesses in our internal controls for financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders may not be confident in our financial reporting, which would harm our business and the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed.

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding Series B convertible preferred stock and the 10% Notes or the exercise price of our outstanding warrants, resulting in dilution of our existing stockholders.

The conversion or exercise of some or all of our outstanding preferred stock, 10% Notes, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our outstanding Series B convertible preferred stock, the 10% Notes and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Under the terms of the prior financings, including the Note and Warrant Purchase Agreement in March/April 2006 and the Common Stock Purchase Agreement in February 2004, a substantial number of shares of our common stock must be registered for resale. Resale of a significant number of these shares into the public market, once registered, could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

Although the sale of these additional shares to the public might increase the liquidity of our stockholders’ investments, the increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of your investment and perhaps hindering our ability to raise additional funds in the future.

We do not believe the Series B warrants are exercisable. If our position is challenged and we do not prevail, there will be significant dilution.

In connection with our March/April 2006 financing, we issued Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The Series B warrants only become exercisable if we fail to achieve positive operating income in the fourth quarter of 2006, excluding certain restructuring and non-cash charges identified in such warrant. While we reported positive operating income, excluding those restructuring and non-cash charges identified on Schedule A to the Series B warrants, as amended, for the fourth quarter of 2006 and do not believe the Series B warrants are exercisable, there can be no assurance that the Series B warrant holders will not challenge our results. In the event of a challenge and an adverse outcome against us, 6,180,000 shares of common stock may be issued for one cent per share and there will be significant dilution.

We do not intend to pay any dividends on our common stock.

We have not declared and paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, will be re-invested in our business. We have dividend payment obligations on our Series B convertible preferred stock which has priority in the payment of the dividends over our common stock.

We expect our future operating results to vary from quarter to quarter, and increase the likelihood that we may fail to meet the expectations of securities analysts and investors at any given time.

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, the Company will be required to incur interest expense until conversion of the 10% Notes or Series B preferred stock into common stock at the time of, and to the extent of, such conversion. We also expect that our operating results could vary significantly from quarter to quarter based on changes to the estimated fair value of the derivative liabilities related to the Series A warrants, the conversion feature of the 10% Notes and the 2004 Financing. The derivative liabilities are calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date, with changes in value at some time recorded as other income or other expense. As a result of each of the foregoing, quarter-to-quarter comparisons of our revenues, interest expense and operating results may not be meaningful. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings.  Our common stock is not traded or authorized for quotation on any exchange or on NASDAQ. However, bid prices for our common stock appear from time to time in the Pink Sheets under the symbol “GLOW.PK.” The Pink Sheets is a quotation service for over-the-counter securities that is maintained by Pink Sheets LLC, a private company. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. Regional broker/dealers facilitate trades of our common stock, matching interested buyers and sellers. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also fail subsequently to satisfy the standards for continued exchange listing or NASDAQ trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

We may be subject to litigation resulting from common stock volatility and other factors, which may result in substantial costs and a diversion of our management’s attention and resources and could have a negative effect on our business and results of operations.

The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors caused, and may in the future cause, the market price for our common stock to decline, perhaps substantially, including (without limitation) demand for our common stock, technological innovations by competitors or in competing technologies, investor perception of our industry or our prospects, or general technological or economic trends. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. As a result, we may be involved in a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could have a negative effect on our business and results of operation.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Risks Related to Our Business

Our history of substantial net losses may continue indefinitely and may make it difficult to fund our operations.

Glowpoint was formed by the merger of All Communications Corporation and View Tech, Inc. in May 2000. We reported a substantial loss from operations in 2000, 2001, 2002, 2003, 2004, 2005 and 2006. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future, or at all. If we do not become profitable in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining funds to continue our operations.

Our success is highly dependent on the evolution of our overall market.

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our Glowpoint network service utilizes IP (H.323) standards and provide high quality video communications. As a result, our future growth, if any, will depend on a desire for higher quality video communications and the continued trend of businesses to migrate to IP-based standards and away from the older, less reliable Integrated Services Digital Network (“ISDN”) technology. Additionally, our future growth depends on acceptance and adoption of video communications. There can be no assurance that the market for our services will grow, that our services will be adopted, that customers will desire higher quality, or that businesses will use IP-based videoconferencing equipment or our IP subscriber network. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

Our future plans could be adversely affected if we are unable to attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce. Our future success is dependant in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.

We may have difficulty managing our growth.

If we successfully increase our sales substantially, we expect to hire more employees and expand our operations. This growth may place a strain on our management, our operations and our systems. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple customer relationships concurrently, and to hire, train and manage our employees. Our future success is dependent upon growth. If we cannot scale our business appropriately or otherwise adapt to this growth, a key part of our strategy may not be successful.

Our gross revenue may decline significantly during 2007 due to the planned decline of our ISDN resale business, attributable in part to the cessation of a customer contract.

We resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004 (formerly known as “NuVision”). While we resell ISDN services to many customers, in the year ended December 31, 2006, approximately 50% of our resold ISDN revenues, or $1,265,000, were from Tandberg, which is approximately 6.5% of our total gross revenues.  Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007.  While Tandberg has informed us that it will continue to purchase services from us after January 31, 2007, Tandberg does intend to transfer its business from Glowpoint, which may occur at any time.  Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue. Additionally, we are actively considering whether to sell, transfer or just discontinue our ISDN resale business.

If our actual liability for sales and use taxes and regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit and a number of taxing authorities have already scheduled audits to commence in 2007. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. If so, it may materially impact our financial condition, negatively if we underestimated our liability or positively if we overestimated our liability.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property to be used in connection with our services. This may be achieved in part by prosecuting claims against others who we believe are infringing on our rights and by defending claims of intellectual property infringement by our competitors. While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or we could commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.

In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to: pay substantial damages; cease the development, use or sale of services that infringe upon other patented intellectual property; expend significant resources to develop or acquire non-infringing intellectual property; discontinue the use or incorporation of infringing technology; or obtain licenses to the infringing intellectual property. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a negative effect on our business and financial results.

An adverse outcome as plaintiff, in addition to the costs involved, may, among other things, result in the loss of the intellectual property (such as a patent) that was the subject of the lawsuit by a determination of invalidity or unenforceability, significantly increase competition as a result of such determination, and require the payment of penalties resulting from counterclaims by the defendant.

We may not be able to protect the rights to our intellectual property

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent or patent application. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that: any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Additionally, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons will not assert rights to intellectual property arising out of these relationships.

We depend upon our network providers and facilities infrastructure.

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

Our network depends upon telecommunications carriers who could limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business.

We rely upon the ability and willingness of certain telecommunications carriers and other corporations to provide us with reliable high-speed telecommunications service through their networks. If these telecommunications carriers and other corporations decide not to continue to provide service to us through their networks on substantially the same terms and conditions (including, without limitation, price, early termination liability, and installation interval), if at all, it would have a material adverse effect on our business, financial condition, results of operations, and ability to even provide service. Additionally, many of our service level objectives are dependent upon satisfactory performance by our telecommunications carriers. If they fail to so perform, it may have a material adverse effect on our business.

We compete in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, Verizon Business/MCI, Sprint, Cisco and Hewlett-Packard, have entered into the video communications industry. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

Our Glowpoint managed video services have limited market awareness.

Our Glowpoint video communications offering was introduced in December 2000 and was only a small part of our operations until the sale of our video solutions business in September 2003. Our future success will be dependent in significant part on our ability to generate demand for our Glowpoint managed video services and professional services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offering to generate increased revenue. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

The market for our Glowpoint network and related services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing managed video services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our managed video services are unable to meet expectations or unable to keep pace with technological changes in the video communication industry, our managed video services could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our managed video services as improvements in video communication technologies are introduced. In the event that other companies develop more technologically advanced networks, our competitive position relative to such companies would be harmed.

We incur significant accounting and other control costs that impact our financial condition.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their accounting and control costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Other issues and uncertainties may include:

•	New accounting pronouncements or changes in accounting policies; and

•	Legislation or other governmental action that detrimentally impacts our expenses or reduces sales by adversely affecting our customers.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 16,000 square feet of leased office space and 3,000 square feet of leased warehouse facilities. Our lease currently expires on the earlier of December 31, 2007 and six months following notice that we intend to vacate the premises. We are in the process of possibly extending the lease term for up to an additional two years. In the event we are unable to obtain an extension on acceptable terms, we will seek a new location. The base rent for the premises is currently $218,200 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center. In addition to our headquarters, we lease a technical facility in Ventura, California that houses our Bridging Services group, help desk and technical personnel. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.   Legal Proceedings

We are not currently defending any suit or claim.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

As of October 5, 2005, Glowpoint’s securities were delisted from the NASDAQ Stock Market. Therefore, there is no established public trading market of Glowpoint’s common stock and sales of Glowpoint’s securities are currently reported on the Pink Sheets under the symbol “GLOW.PK”. The Pink Sheets is an electronic quotation system that displays quotes from broker dealers for certain over-the-counter securities. We are contemplating regaining trading of our securities on the Over-The-Counter Bulletin Board and eventually applying for listing on either the NASDAQ or the American Stock Exchange. There is no assurance that we will be accepted for listing and, if accepted for listing, an active market for our securities will develop in the future.

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2005 and 2006 and the first quarter of 2007, based upon information obtained from NASDAQ for the period up to October 5, 2005 and from the Pink Sheets for the period after October 5, 2005. All such reported sales prices on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter	$2.50	$1.35
Second Quarter	1.84	1.23
Third Quarter	1.71	0.92
Forth Quarter	1.16	0.66

Year Ended December 31, 2006
First Quarter	$0.74	$0.51
Second Quarter	0.67	0.35
Third Quarter	0.65	0.37
Forth Quarter	0.38	0.25

Quarter Ended March 31, 2007	$0.74	$0.38

On June 1, 2007, the closing sale price of our common stock was $0.777 per share as reported on the Pink Sheets, and 47,209,673 shares of our common stock were held by approximately 223 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future.

The holders of record of our Series B preferred stock, which was issued in January 2004, are entitled to receive, out of any assets at the time legally available therefore and when and as declared by our board of directors, dividends at the rate of eight percent (8%) of the stated value per share of $24,000.00 per share per year through July 21, 2005, which increased to twelve percent (12%) after July 22, 2005, payable annually at our option in cash or, so long as we have available shares reserved for issuance, in shares of common stock. Dividends on the Series B preferred stock accrue and are payable annually. Dividends on the Series B preferred stock must be paid prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock. We recognized dividends of $347,000 for the 2006 period, $315,000 for the 2005 period and $369,000 for the 2004 period. The March 2005 exchange of 83.333 shares of our outstanding Series B convertible preferred stock for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock caused the decrease in dividends in the 2005 period. In the 2004 period, dividends were based on 203.667 outstanding shares of our Series B convertible preferred stock.

We recognized deemed dividends of $1,167,000 for 2005 in connection with warrants and a reduced conversion price, which were offered as an inducement to holders to convert our Series B convertible preferred stock into common stock. In addition, we recognized deemed dividends of $115,000 in 2005 in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 issuance of common stock and warrants. There were no deemed dividends previously reported.

Other than dividends to be paid on our Series B convertible preferred stock, we currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of dividends may be limited by financing arrangements which we may enter into in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of securities in the past three years that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2006.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq National Market Index and a peer group selected by our company on an industry and line-of-business basis. The period shown commences on December 31, 2002 and ends on December 31, 2006, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2002, and the reinvestment of any dividends.

The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Indexed Stock Quotes	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
The Nasdaq National Market Index	100.000	102.716	111.538	113.070	123.836
Nasdaq Telecommunications Index	100.000	77.577	83.781	77.737	99.320
Glowpoint, Inc.	100.000	28.135	24.920	10.772	6.109

Stock Quotes	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
The Nasdaq National Market Index	1,335.510	2,003.370	2,175.440	2,205.320	2,415.290
Nasdaq Telecommunications Index	108.790	183.570	198.250	183.950	235.020
Glowpoint, Inc.	2.790	1.750	1.550	0.670	0.380

Item 6. Selected Financial Data

The following selected consolidated financial information should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the years ended December 31, 2006, 2005 and 2004, the audited consolidated financial statements and footnotes included elsewhere in this Form 10-K. The selected consolidated financial information for the years ended December 31, 2003 and 2002 was derived from unaudited consolidated financial information of the Company. In connection with restating our annual financial statements for the 2004 fiscal year and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, we identified errors that would have affected the previously reported consolidated financial statements for the years ended December 31, 2003 and 2002. The identified errors were related to the capitalization of costs that should have been expensed, allocations of costs between cost of revenue and general and administrative expenses, depreciation, expense accruals, sales tax audits, bad debt expenses, amortization of goodwill, stock-based compensation, prepaid expenses, amortization of discount on subordinated debentures, gain on the sale of marketable equity securities, installation revenues and costs, sales and use taxes and regulatory fees, and operating expenses improperly charged to the loss on the sale of discontinued operations. Based solely on these identified errors, we have adjusted the information presented below from previously reported financial statements for the years ended December 31, 2003 and 2002 to reflect these identified errors. See Notes 1 and 2 below for additional information.

	Years Ended December 31,
				Derived from Unaudited Financial Information
	2006	2005	2004	2003(1)	2002(1)
Statement of Operations Information:	(in thousands, except per share data)
Revenue	$19,511	$17,735	$15,867	$10,250	$5,599
Cost of revenue	13,583	14,984	16,019	13,247	6,937
Gross margin (loss)	5,928	2,751	(152)	(2,997)	(1,338)
Operating expenses:
Research and development	816	1,242	1,078	1,261	1,024
Sales and marketing	2,570	4,028	3,265	5,693	3,830
General and administrative	11,049	14,120	12,598	6,424	3,882
Amortization of goodwill	—	—	—	—	2,548
Total operating expenses	14,435	19,390	16,941	13,378	11,284
Loss from continuing operations	(8,507)	(16,639)	(17,093)	(16,375)	(12,622)
Other expense (income):
Interest expense	3,969	3	63	2,024	471
Amortization of deferred financing costs	389	—	448	286	123
(Decrease) increase in fair value of derivative financial instruments	(1,992)	271	134	—	—
Interest income	(83)	(100)	(92)	(7)	(72)
Other income	—	—	(5,000)	—	—
Amortization of discount on subordinated debentures	—	—	2,650	—	—
Gain on marketable equity securities	—	—	(132)	(53)	—
Gain on settlement with Gores	—	(379)	—	—	—
Loss on exchange of debt	—	—	743	—	—
Total other expense (income), net	2,283	(205)	(1,186)	2,250	522
Net loss from continuing operations	$(10,790)	$(16,434)	$(15,907)	$(18,625)	$(13,144)

Net loss from continuing operations per share:
Basic and diluted	$(0.23)	$(0.37)	$(0.44)	$(0.63)	$(0.46)
Weighted average number of common shares and share equivalents outstanding:
Basic and diluted	46,242	44,348	36,416	29,456	28,792

	Years Ended December 31,
	2006	2005	2004	2003(1)	2002(2)
Balance Sheet Information:	(in thousands)
Cash and cash equivalents	$2,153	$2,023	$4,497	$4,105	$—
Working capital (deficit)	(11,868)	(3,526)	(2,158)	105	—
Total assets	8,393	9,037	14,992	14,532	—
Long-term debt (including current portion)	4,326	—	35	1,904	—
Total stockholders’ equity (deficit)	$(11,591)	$(2,405)	$1,699	$4,581	$—

(1) 2003 and 2002 Selected Financial Data is derived from unaudited consolidated financial information. The selected consolidated financial information for the years ended December 31, 2003 and 2002 was derived from our unaudited consolidated financial information. We previously disclosed that we could not determine whether we would be able to restate our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003 due to certain identified matters. These matters primarily relate to our discontinued operations (the equipment resale business that was sold in late 2003). We have also previously disclosed that we lacked adequate internal controls and had a material weakness resulting from several significant deficiencies. We believe that all material adjustments identified in the restatement process affecting our continuing operations (see the introductory paragraph of this Item 6 for the areas of adjustment and additional information) that we are currently aware of have been reflected in the Selected Financial Data presented above and believe it fairly presents our balance sheet as of December 31, 2003 and our continuing operations for the fiscal years ended December 31, 2002 and 2003. In the event a restatement of the 2003 and 2002 financial information was determined by the Company to be possible and such an audit was completed, the information presented above could change materially. Investors should exercise caution in reviewing and relying upon the 2003 and 2002 unaudited information presented.

(2) 2002 Balance Sheet Information. Information is omitted because we are unable to segregate information in these categories between our discontinued operations and our continuing operations. Presentation of the omitted data would not be indicative of the balance sheet categories described. See Note 1 above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the three years in the period ended December 31, 2006 and the notes attached hereto as an exhibit. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties are discussed below and elsewhere in this Form 10-K, particularly in Item 1A, “Risk Factors”, and include market acceptance and availability of new video communication services, the nonexclusive and terminable at will nature of sales agent agreements, rapid technological change affecting demand for our services, competition from other video communication service providers, our ability to extend the maturity date or refinance the 10% Notes and the 10% Interest Notes, and the availability of sufficient financial resources to enable us to pay our existing obligations and expand our operations, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

Glowpoint provides comprehensive managed video services to users across the United States and to business centers around the world. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) business to an affiliate of Gores Technology Group (“Gores”). See Note 3 to the consolidated financial statements for further information.

In April 2004, we entered into an agreement with Tandberg, Inc. (“Tandberg”), a wholly owned subsidiary of Tandberg ASA, a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg-owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg's corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems LLC, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. Tandberg named the Glowpoint Certified Program as a recognized external testing partner for its hardware and software products. The transaction was accounted for following purchase accounting under Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”. In applying SFAS No. 141, the fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired.

On December 7, 2004, we entered into a strategic partnership with Integrated Vision, an Australian video conferencing solution provider with a dedicated IP-based network for global video communications. The agreement is our first international interconnection agreement for “Glowpoint Enabling” an existing IP communications network, i.e., delivering our patent-pending video communication applications over a partner's existing IP bandwidth. Integrated Vision is responsible for the sales, marketing, operations and customer support of the Glowpoint branded service in Australia.

In March 2005, we announced a settlement agreement with Gores, resolving the outstanding disputes relating to the sale of the assets of our VS business to Gores in September 2003. The agreement also covered Gores' acquisition of V-SPAN Inc. in November 2004. Pursuant to the terms of the settlement agreement, Gores paid us $2,750,000 and released to us the $335,000 that was escrowed at the closing of the asset sale. Also as part of the settlement, we dismissed our lawsuit against Gores relating to the V-SPAN acquisition.

In March 2005, 83.333 shares of our outstanding Series B convertible preferred stock and accrued dividends of $183,000 were exchanged for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock with an excess aggregate fair value of $1,167,000. We recognized deemed dividends of $1,167,000 during the 2005 period in connection with the warrants and a reduced conversion price, which were offered as an inducement to holders to convert our Series B convertible stock into common stock.

In March 2005, we entered into a common stock purchase agreement with several unrelated institutional investors in connection with the offering of (i) an aggregate of 6,766,667 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,706,667 shares of our common stock. We received proceeds from this offering of $10,150,000, less our expenses relating to the offering, which were $774,000, a portion of which represents investment advisory fees totaling $711,000 to Burnham Hill Partners, our financial advisor. The warrants are exercisable for a five-year period, are subject to anti-dilution protection (minimum price of $1.61) and have an initial exercise price of $2.40 per share. The warrants may be exercised by cash payment of the exercise price or by “cashless exercise”. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of December 31, 2006.

In May 2005, we engaged, for a six month period, Burnham Hill Partners to advise us with respect to potential strategic transactions, which might have included an acquisition, partnership, strategic alliance merger or sale. As consideration for the engagement, we agreed to issue warrants to Burnham Hill Partners to purchase 100,000 shares of our common stock. The warrants are exercisable for a five-year period, have an exercise price of $1.50 per share and may be exercised by cash payment of the exercise price or by "cashless exercise”. In addition, we extended the expiration date of warrants held by Burnham Hill Partners to purchase 130,500 shares of common stock from June 2005 and August 2006 to December 2009. We accounted for the transaction using the fair value based method, which resulted in an expense of $196,000. As part of the March and April 2006 financing, the exercise price of the warrants with Burnham Hill Partners has been adjusted to $0.65.

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer with principal responsibility for the implementation and management of the restructuring plan. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004, left Glowpoint in April 2006. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $9,000, respectively. The amount to be paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer.

March and April 2006 Financing

In March and April 2006, we issued senior secured convertible notes and warrants to purchase common stock in a private placement to private investors. In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Senior Secured Convertible Notes (“10% Notes”), Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable (i) after we make available to the public our financial statements for the fourth quarter of 2006 and (ii) if we fail to achieve positive operating income, excluding certain restructuring and non-cash charges, identified on Schedule A of the Series B warrants, as amended, in the fourth quarter of 2006. Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges listed on Schedule A of the Series B warrants, as amended, in the fourth quarter of 2006 (see “Non-Exercisability of Series B Warrants” below).

We also agreed to reduce the exercise price of previously issued warrants to purchase 3,625,000 shares of common stock held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006, respectively, financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum, mature on September 30, 2007 and, at the election of the holder, are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. All interest payments have been made by issuing additional 10% Notes (the 10% Interest Notes”). As of May 31, 2007, the principal amount of such 10% Interest Notes total approximately $787,600. We are currently evaluating options with regard to the 10% Notes and 10% Interest Notes. Options include renegotiating the terms and maturity date and issuing new debt or equity to repay the 10% Notes and 10% Interest Notes. If we are unable to renegotiate the maturity of the 10% Notes and 10% Interest Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.

Non-Exercisability of Series B Warrants

We determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges listed on Schedule A of the Series B warrants, as amended (“Adjusted Positive Operating Income”), of $156,000 in the fourth quarter of 2006. The Series B warrants only become exercisable (i) after we make available to the public our financial statements for the fourth quarter of 2006 and (ii) if we fail to achieve Adjusted Positive Operating Income in the fourth quarter of 2006. The identified restructuring and non-cash charges were set forth on Schedule A to the Series B warrants, as amended, which included:

“1. $200,000 in connection with severance payments for reduction in force, defined as any costs related to a reduction in force, including ongoing contractual payments for employees terminated in support of restructuring of the business.
2. $50,000 in connection with termination liabilities, defined as any costs to terminate a contract or consolidate facilities as part of the restructuring plan.
3. The costs of this capital raise, defined as the amortization or expense of costs related to this financing, calculated in accordance with GAAP.
4. $450,000 of depreciation expense, calculated in accordance with GAAP.
5. $150,000 of deferred non-cash compensation expense, calculated in accordance with GAAP.
Amounts not used under any item of this Schedule A may be used under any other item of this Schedule A if the limit of such item has been surpassed in the fourth quarter of 2006.”

We determined that our unaudited 2006 fourth quarter loss from operations was $497,000. Because we do not issue quarterly financial statements for a fourth quarter, we calculated this loss from operations by subtracting (i) Glowpoint’s “Loss from operations” of $8,507,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Operations in Item 8 of this Form 10-K, from (ii) the “Loss from operations” of $8,010,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Operations on Form 10-Q for September 30, 2006.

To that $497,000 loss from operations, we added back a total of $653,000 of permitted restructuring and non-cash charges, which included:
•
$457,000 of depreciation (the difference between the “Depreciation and Amortization” of $1,947,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Cash Flows in Item 8 of this Form 10-K, and $1,490,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Cash Flows on Form 10-Q for September 30, 2006);

•
$125,000 of deferred non-cash compensation expense (the difference between the “Stock-based Compensation” of $781,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Cash Flows in Item 8 of this Form 10-K, and $656,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Cash Flows on Form 10-Q for September 30, 2006); and

•
$71,000 of severance payments (defined to include ongoing contractual payments for employees terminated in support of restructuring of the business, which, though not separately disclosed in our financial statements, are derived from our books and records).

Therefore, we believe Glowpoint achieved $156,000 of Adjusted Positive Operating Income in the fourth quarter of 2006. The following table summarizes our analysis:
	Schedule A Adj.	4th Quarter 2006
Loss from operations		$	(497)

Schedule A adjustments:
1. Severance payments	71
2. Termination liabilities	—
3. Capital raise costs	—
4. Depreciation	457
5. Deferred non-cash compensation	125
Total Schedule A adjustments			653
Adjusted Positive Operating Income			$156

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $11,137,000 and negative operating cash flows of $4,694,000 for the year ended December 31, 2006. At December 31, 2006 we had cash and cash equivalents of $2,153,000, a working capital deficit of $11,868,000 and an accumulated deficit of $172,623,000. Additionally, the 10% Notes and the 10% Interest Notes mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. In 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 18 to the consolidated financial statements for further information).  Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees (see Note 6 to the consolidated financial statements for further information) and assuming we are able to renegotiate or refinance the 10% Notes and the 10% Interest Notes (see Note 9 to the consolidated financial statements for further information), we believe that our available capital as of December 31, 2006 will enable us to continue as a going concern during 2007. There are no assurances that we will be able to raise additional capital as needed upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes and the 10% Interest Notes. If we are unable to renegotiate the maturity of the 10% Notes and 10% Interest Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize subscription revenue when the applicable services have been performed. Revenues billed in advance are deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship. At December 31, 2006 and 2005, we had deferred activation fees of $288,000 and $308,000, respectively, and related installation costs of $53,000 and $63,000, respectively. Revenues derived from other sources are recognized when services are provided or events occur.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, sales and use tax obligations, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives of property and equipment and the fair value of derivative financial instruments.

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

Results of Operations

The following table sets forth, for the three years in the period ended December 31, 2006, the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.6	84.5	101.0
Gross margin (loss)	30.4	15.5	(1.0)
Operating expenses:
Research and development	4.2	7.0	6.8
Sales and marketing	13.2	22.7	20.6
General and administrative	56.6	79.6	79.4
Total operating expenses	74.0	109.3	106.8
Loss from operations	(43.6)	(93.8)	(107.8)
Other expense (income):
Interest expense	20.3	—	0.4
Amortization of deferred financing costs	2.0	—	2.8
(Decrease) increase in fair value of derivative financial instruments	(10.2)	1.5	0.8
Interest income	(0.4)	(0.5)	(0.6)
Gain on settlement with Gores	—	(2.1)	—
Other income	—	—	(31.5)
Amortization of discount on subordinated debentures	—	—	16.7
Gain on marketable equity securities	—	—	(0.8)
Loss on exchange of debt	—	—	4.7
Total other expense (income), net	11.7	(1.1)	(7.5)
Net loss	(55.3)	(92.7)	(100.3)
Preferred stock dividends	1.8	1.8	2.3
Preferred stock deemed dividends	—	7.2	—
Net loss attributable to common stockholders	(57.1)%	(101.7)%	(102.6)%

Year ended December 31, 2006 (the “2006 period”) compared to year ended December 31, 2005 (the “2005 period”)

Revenue - Revenue increased by $1,776,000, or 10.0%, to $19,511,000 in the 2006 period from $17,735,000 in the 2005 period. Subscription and related revenue increased $1,689,000, or 15.0%, to $12,934,000 in the 2006 period from $11,245,000 in the 2005 period. The increased subscription and related revenue is caused by a 5% increase in installed subscription circuits and an increase in the subscription revenue per circuit. The increased subscription revenue per circuit is a result of the Company evaluating circuit profitability and upon circuit renewal either increasing the monthly subscription charges or canceling unprofitable circuits. Non-subscription revenue consisting of bridging, events and other one-time fees increased $87,000, or 1.3%, to $6,577,000 in the 2006 period from $6,490,000 in the 2005 period.

Cost of revenues - Cost of revenue decreased by $1,401,000, or 9.3%, to $13,583,000 in the 2006 period from $14,984,000 in the 2005 period. The decline in costs as a percentage of revenue in the 2006 period is the result of the renegotiation of rates and the migration of service to lower cost providers where possible. Savings were also generated in connection with our Points of Presences (“POP”). A POP is where our customers gain access to the Glowpoint network. We eliminated three of our fourteen POPs and excess capacity in several other POPs. This reduction was partially offset by the inclusion of $324,000 of taxes and regulatory fees which had previously been recorded in General and Administrative expenses.

Gross margin - Gross margin increased by $3,177,000, or 115.5%, to $5,928,000 from $2,751,000 in the 2005 period. These savings discussed in Cost of Revenue section and the additional revenue caused our gross margin to increase to 30.4% in the 2006 period from 15.5% in the 2005 period. Since the cost of revenue decreased primarily from the renegotiation of rates and the migration of service, the rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $426,000, or 34.3%, to $816,000 in the 2006 period from $1,242,000 in the 2005 period. The decrease was a result of reduced staffing levels related to the March 2006 corporate restructuring and decreased usage of outside contractors. Research and development expenses, as a percentage of revenue, were 4.2% for the 2006 period versus 7.0% for the 2005 period.

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, decreased $1,458,000, or 36.2%, to $2,570,000 in the 2006 period from $4,028,000 in the 2005 period. The primary causes of the decrease in costs for the 2006 period were an $842,000 decrease in salaries and benefits resulting from reduced staffing levels related to the March 2006 corporate restructuring, a decrease of $413,000 in marketing expenses for advertising, trade shows and other initiatives and a decrease of $139,000 in travel and entertainment expenses. Sales and marketing expenses, as a percentage of revenue, were 13.2% for the 2006 period versus 22.7% for the 2005 period.

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology decreased $3,071,000, or 21.7%, in the 2006 period to $11,049,000 from $14,120,000 in the 2005 period. In March 2006, we implemented a corporate restructuring plan (the “March 2006 Restructuring”) designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of the March 2006 Restructuring totaled approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and were paid through April 2007. As part of the March 2006 Restructuring initiative, we implemented management changes, including the departure of twenty-one employees. We implemented additional restructuring efforts in the second half of 2006 as well. There were no restructuring costs in the 2005 period. The primary components of the decrease, after the charge for the March 2006 Restructuring, were a reduction of $1,551,000 in salaries, benefits and training resulting from reduced staffing levels related to the March 2006 Restructuring, $561,000 in consulting expenses, $455,000 in equipment rentals, expense and repairs, $407,000 in accounting and legal fees, $359,000 in estimated sales and use taxes and regulatory fees, $338,000 of communication costs, $186,000 in travel and entertainment, $149,000 in deferred compensation, $133,000 in postage, dues and subscriptions, $95,000 in bad debt expense and $90,000 in depreciation. Sales taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Through September 2006 we had not been collecting and remitting such taxes and regulatory fees and as a result our general and administrative expenses include costs for such matters that would otherwise not have been incurred. Beginning in October 2006, through our wholly-owned subsidiary GP Communications, LLC, we began charging and collecting such taxes and fees from our customers. Sales taxes and regulatory fees were $829,000 in the 2006 period and approximately $1.1 million in the 2005 period. The amounts charged to customers are included in revenues and the related taxes and regulatory fees are included in cost of revenues. General and administrative expenses, as a percentage of revenue, were 56.6% in the 2006 period versus 79.6% in the 2005 period.

Other expense (income) - Other expense of $2,283,000 principally reflects interest expense of $3,969,000 comprised of $1,850,000 for expensing of the beneficial conversion feature related to the 10% Notes, $1,359,000 for the accretion of the discount related to the 10% Notes, $483,000 of accrued interest expense related to the 10% Notes and $277,000 of accrued interest expense related to the sales and use taxes and regulatory fees. Amortization of deferred financing costs incurred in connection with the 10% Notes was $389,000. Those expenses are partially offset by a $1,992,000 decrease in fair value of derivative financial instruments and $83,000 of interest income. Other income of $205,000 in the 2005 period principally reflects a $379,000 gain on the settlement of an amount owed to Gores and $100,000 of interest income and partially reduced by $271,000 for the increase in the fair value of derivative financial instruments.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the years ended December 31, 2006 and 2005. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $5,644,000, or 34.3%, to $10,790,000 in the 2006 period from $16,434,000 in the 2005 period.

Preferred stock dividends - We recognized preferred stock dividends of $347,000 for the 2006 period and $315,000 for the 2005 period. The increase in 2006 preferred stock dividends results from an increase in the dividend rate to 12% from 10% in July 2005 partially reduced by the March 2005 exchange of 83.333 shares of our outstanding Series B convertible preferred stock for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock.

Preferred stock deemed dividends - We recognized no preferred stock deemed dividends in the 2006 period and $1,167,000 for the 2005 period in connection with the issuance of warrants and the reduction of the conversion price, which were offered as an inducement to the holders to convert our Series B convertible preferred stock. In addition, we recognized preferred stock deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $11,137,000 or $0.24 per basic and diluted share in the 2006 period. For the 2005 period, the net loss attributable to common stockholders was $18,031,000, or $0.41 per basic and diluted share.

Year ended December 31, 2005 compared to year ended December 31, 2004 (the “2004 period”)

Revenue - Revenue increased by $1,868,000, or 11.8%, to $17,735,000 in the 2005 period from $15,867,000 in the 2004 period. Subscription and related revenue (which includes contractual revenue related to the ISDN resale business, formerly known as Network Services and NuVision) increased $998,000, or 9.7%, to $11,245,000 in the 2005 period from $10,247,000 in the 2004 period. Contractual revenue related to the ISDN resale business was $287,000 in the 2005 period and $283,000 in the 2004 period. We began receiving revenue from the ISDN resale business when we acquired it from Tandberg in April 2004. Non-subscription revenue consisting of bridging, events and other one-time fees increased $870,000, or 15.5%, to $6,490,000 in the 2005 period from $5,620,000 in the 2004 period. The growth in non-subscription revenue was the result of an increase of $602,000, or 24.4%, to $3,072,000 in the 2005 period in revenue from the ISDN resale business from $2,470,000 in the 2004 period.

Cost of revenues - Cost of revenue decreased by $1,035,000, or 6.5%, to $14,984,000 in the 2005 period from $16,019,000 in the 2004 period. The decline in costs as a percentage of revenue in the 2005 period is the result of the renegotiation of rates and the migration of service to lower cost providers where possible. For the 2005 period, additional revenue associated with the ISDN resale business, which began in the second quarter of 2004, resulted in increased gross margins.

Gross margin (loss) - Gross margin increased by $2,903,000 to $2,751,000 from a gross loss of $152,000 in the 2004 period. This decline in cost of goods sold and the additional revenue caused our gross margin to increase to 15.5% in the 2005 period from a negative 1.0% in the 2004 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $164,000, or 15.2%, to $1,242,000 in the 2005 period from $1,078,000 in the 2004 period. The increase was a result of increased staffing levels and increased usage of outside contractors to meet the demand for application development in conjunction with new product development for us and certain of our partners. Research and development expenses, as a percentage of revenue, were 7.0% for the 2005 period versus 6.8% for the 2004 period.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased $763,000, or 23.4%, to $4,028,000 in the 2005 period from $3,265,000 in the 2004 period. The primary causes of the increase in costs for the 2005 period were a $315,000 increase in salaries, benefits and travel costs resulting from the addition of a direct sales force of 11 employees and an increase of $277,000 in marketing expense associated with a sales lead generation program and other initiatives. Sales and marketing expenses, as a percentage of revenue, were 22.7% for the 2005 period versus 20.6% for the 2004 period.

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology increased $1,522,000, or 12.1%, in the 2005 period to $14,120,000 from $12,598,000 in the 2004 period. The primary components of the increase were $1,227,000 for professional fees incurred in connection with the restatement of our consolidated financial statements and the related audit committee investigation, $1,175,000 in salaries and benefits related to executive management and increased staffing levels, $306,000 for increased equipment rentals and communication costs and $196,000 of financial advisory fees. These increases were partially offset by a reduction of $598,000 in consulting fees, $283,000 in bad debt expense, $212,000 in travel costs and $180,000 in legal fees (excluding those related to the restatement and audit committee investigation). General and administrative expenses include (i) estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) a tax obligation of a predecessor of Glowpoint which totaled approximately $1.1 million in both the 2005 period and the 2004 period. Sales taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. We have not been collecting and remitting such taxes and regulatory fees and as a result our general and administrative expenses include costs for such matters that would otherwise not have been incurred. General and administrative expenses, as a percentage of revenue, were 79.6% in the 2005 period versus 79.4% in the 2004 period.

Other income - Other income of $205,000 in the 2005 period principally reflects a $379,000 gain on the settlement of an amount owed to Gores and $100,000 of interest income and partially reduced by $271,000 for the increase in the fair value of derivative financial instruments. Other income of $1,186,000 for the 2004 period principally reflects a $5,000,000 gain recognized in connection with the acquisition by Gores of V-SPAN, pursuant to our agreement with Gores and a $132,000 gain on the sale of marketable equity securities received in the settlement of an accounts receivable, partially reduced by $2,650,000 accretion of discount on subordinated debentures and $448,000 of related deferred financing costs, a $743,000 loss on exchange of the debentures for Series B convertible preferred stock, common stock and a modification to warrants and $134,000 for the increase in the fair value of derivative financial instruments.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the years ended December 31, 2005 and 2004. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards

Net loss - Net loss increased by $527,000, or 3.3%, to $16,434,000 in the 2005 period from $15,907,000 in the 2004 period.

Preferred stock dividends - We recognized preferred stock dividends of $315,000 for the 2005 period and $369,000 for the 2004 period. The March 2005 exchange of 83.333 shares of our outstanding Series B convertible preferred stock for 1,333,328 shares of our common stock and warrants to purchase 533,331 shares of our common stock caused the decrease in preferred stock dividends in the 2005 period. In the 2004 period dividends were based on 203.667 outstanding shares of our Series B convertible preferred stock.

Preferred stock deemed dividends - We recognized preferred stock deemed dividends of $1,167,000 for the 2005 period in connection with the issuance of warrants and the reduction of the conversion price, which were offered as an inducement to the holders to convert our Series B convertible preferred stock. In addition, we recognized preferred stock deemed dividends of $115,000 in the 2005 period in connection with an anti-dilution adjustment to the conversion price of our Series B convertible preferred stock resulting from our March 2005 financing. There were no preferred stock deemed dividends previously reported.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $18,031,000 or $0.41 per basic and diluted share in the 2005 period. For the 2004 period, the net loss attributable to common stockholders was $16,276,000, or $0.45 per basic and diluted share.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $11,137,000 and negative operating cash flows of $4,694,000 for the year ended December 31, 2006. At December 31, 2006 we had cash and cash equivalents of $2,153,000, a working capital deficit of $11,868,000 and an accumulated deficit of $172,623,000. In 2006 we commenced a restructuring of the current business (see Note 18 in our consolidated financial statements). These factors raise substantial doubt as to our ability to continue as a going concern. We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Our primary liquidity requirements include capital expenditures and working capital needs, and for 2007, payment of the principal and interest on the 10% Notes and the 10% Interest Notes, which mature on September 30, 2007. See also, “Commitments and Contractual Obligations” below. We fund our liquidity requirements primarily through existing cash and, to the extent necessary and available, through issuing equity or debt. We are currently evaluating options with regard to the 10% Notes and the 10% Interest Notes. Options include renegotiating the terms and maturity date of the 10% Notes and the 10% Interest Notes or issuing new debt or equity to repay the 10% Notes and the 10% Interest Notes. We believe that our available capital as of December 31, 2006 together with our restructured operating activities and either the renegotiation of the 10% Notes and the 10% Interest Notes or obtaining new financing sources will enable us to continue as a going concern through December 31, 2007. There are no assurances that we will be able to raise additional capital on favorable terms as needed or renegotiate the terms and maturity date of the 10% Interest Notes and the 10% Interest Notes. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

If we are unable to renegotiate the maturity of the 10% Notes or issue new debt or equity to repay the 10% Notes, it will have a material adverse effect on the Company. We cannot provide any assurance that we will be able to renegotiate the terms of the 10% Notes on terms that are acceptable to us. We also may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed would harm our business and operating results.

Cash flows

At December 31, 2006, we had a working capital deficit of $11,868,000, compared to a working capital deficit of $3,526,000 at December 31, 2005, a reduction of $8,342,000. We had $2,153,000 in cash and cash equivalents at December 31, 2006, compared to $2,023,000 at December 31, 2005. The $130,000 increase in cash and cash equivalents primarily resulted from the $5,585,000 provided by the March and April 2006 financing partially reduced by $4,694,000 of net cash used in operating activities and the purchase of $761,000 of property, equipment and leasehold improvements.

Net cash used in operating activities was $4,694,000 for the 2006 period. For the 2006 period, the components of the net cash usage were the net loss of $10,790,000 which was increased by $1,992,000 for the increase in the estimated fair value of derivative financial instruments issued in connection with the 10% Notes and February 2004 capital raise, a $577,000 increase in accounts receivable and an $86,000 decrease in deferred revenue. This cash usage was reduced by $1,850,000 related to the beneficial conversion feature on the 10% Notes, $1,359,000 for accretion of discount on the 10% Notes, depreciation and amortization expense of $1,947,000, an increase of $1,868,000 in accounts payable and accrued expenses, sales taxes and regulatory fees, stock-based compensation of $781,000, $389,000 for amortization of deferred financing costs, an increase in other assets of $205,000, an increase of $183,000 in prepaid expenses and other current assets and loss on disposal of furniture and equipment of $169,000.

Net cash used by investing activities was $761,000 for the 2006 period for the purchase of property, equipment and leasehold improvements. The Glowpoint network is currently built out to handle the anticipated level of subscriptions without significant expansion through at least 2007.

Cash provided by financing activities for the 2006 period was $5,585,000 related to the March and April 2006 financing.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2006.

Commitments and Contractual Obligations

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt - 10% Notes	$6,606	$6,606	$-	$-	$-
Derivative liabilities	4,301	4,301	-	-	-
Commercial commitments	7,136	3,811	3,325	-	-
Operating lease obligations	293	287	6	-	-
Total	$18,336	$15,005	$3,331	$-	$-

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This Form 10-K should be read in conjunction with our 2005 audited financial statements filed with the SEC on Form 8-K on February 27, 2007 and our March 31, 2006, June 30, 2006 and September 30, 2006 Quarterly Reports on Forms 10-Q/A, which were filed with the SEC on May 31, 2007. Those filings disclosed that we lacked adequate internal controls and that we believe that a material weakness in our internal controls arose as the result of aggregating several specified significant deficiencies. Additional significant deficiencies which have come to our attention included (i) processes which were insufficient to recognize obligations for sales and use taxes, certain regulatory fees, predecessor entities and carrier credits and (ii) recordkeeping controls which were insufficient regarding tracking the issuance of options, the authorization of non-senior level bonuses, recording a transaction entered into on behalf of the Company involving the issuance and modification of warrants, and maintaining supporting documentation for accounts receivable customer files. Another material weakness is that we have not released timely financial information to the general public, though we attribute such delays principally to the restatements of prior periods.

Our current management team has initiated improvements to the internal accounting and recordkeeping controls, including the hiring of our General Counsel and the utilization of outside tax and regulatory professionals, to address the above mentioned deficiencies. We have also instituted improved internal accounting controls, including the institution of a formal monthly closing process, including account analysis, oversight of all closing processes, formal monthly review of the financial statements and the implementation of monthly written reports to the Board of Directors and an internally maintained warrant registry. As for timely filing financial information, we have hired additional staff to permit our Company personnel to focus on, and issue, current financial statements.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting and management is continuing to evaluate and improve our internal control procedures, where applicable under the supervision of the Chief Financial Officer and Chief Executive Officer. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our assessment of our internal controls over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our report in this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information with respect to our current directors and executive officers.

Name	Age	Position with Company

Aziz Ahmad (5)	44	Class III Director
Bami Bastani (1)(2)(3)	53	Class II Director
Michael Brandofino	42	Chief Executive Officer, President and Class II Director
Dean Hiltzik (2)(3)	53	Class III Director
James S. Lusk (1)(2)	51	Class I Director
Richard Reiss	50	Class III Director
Peter Rust (1)(3)(4)	53	Class I Director

Non-Director Executive Officers:
Edwin F. Heinen	55	Chief Financial Officer and Executive Vice President, Finance
Joseph Laezza	37	Chief Operating Officer
David W. Robinson	38	Executive Vice President and General Counsel

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Alternate Member of the Compensation Committee
(5)	Alternate Member of the Audit, Compensation and Nominating Committees

Biographies

Aziz Ahmad, Class III Director. Mr. Ahmad joined our board of directors in June 2006 and his term will expire at the annual meeting of stockholders in 2008. He is co-founder and a board member of Netria Systems, a joint venture between Vonair and Broadsoft that develops client management solutions for service providers of converged networks solutions. Mr. Ahmad is also the CEO and co-founder of Vonair, a firm focused on developing client applications for the Voice over IP and Video IP wireline and wireless markets, and CEO of UTC Associates, a leading systems and network integration professional services company. He holds B.E. and M.E. degrees in Electrical Engineering from The City College of New York.

Bami Bastani, Class II Director. Dr. Bastani joined our board of directors in February 2007 and his term will expire at the next annual meeting of stockholders. He is President and CEO of ANADIGICS (NASDAQ:ANAD), a leading supplier of semiconductor radio frequency integrated circuits for the broadband and wireless communications markets. Prior to joining ANADIGICS in 1998, he held senior positions with Fujitsu Microelectronics and National Semiconductor. Dr. Bastani currently serves on the board of directors of ANADIGICS and Nitronex, a private company; he previously served on the board of directors of Globespan Virata in 2003 and was a national member of the AEA board of directors until 2007. Dr. Bastani earned his Ph.D and his MSEE in Microelectronics from Ohio State University and his BS (Electrical Engineering) from the University of Arkansas. He also holds three US patents.

Michael Brandofino, Chief Executive Officer, President and Class II Director. Mr. Brandofino was named our Chief Executive Officer and President and a member of our board of directors in April 2006. His term as a director expires at the next annual meeting of stockholders. Mr. Brandofino previously served as our Chief Operating Officer and, before that, served as our Executive Vice President and Chief Technology Officer since October 2000. Prior to that, Mr. Brandofino was co-founder and President of Johns Brook Co., Inc., a technology consulting company acquired by us in 2000. Mr. Brandofino holds a B.S. degree in Management Information Systems from Pace University.

Dean Hiltzik,Class III Director.  Mr. Hiltzik has been a member of our board of directors since May 2000 and his term will expire at the annual meeting of stockholders in 2008. From September 1999 until May 2000, Mr. Hiltzik was a member of the board of directors of All Communications Corporation (“ACC”). Mr. Hiltzik, a certified public accountant, is a partner and director of consulting services at Schneider & Associates LLP, which he joined in 1979. Schneider provides tax and consulting services to Glowpoint. Mr. Hiltzik received a B.A. from Columbia University and an M.B.A. in Accounting from Hofstra University.

James S. Lusk, Class I Director. Mr. Lusk joined our board of directors in February 2007 and his term will expire at the next annual meeting of stockholders. He is currently Executive Vice President of ABM Industries Incorporated (NYSE:ABM), a leading facility services contractor in the United States and Canada. Effective December 31, 2007, Mr. Lusk will become ABM’s Chief Financial Officer. Prior to joining ABM, he was Vice President, Business Services of Avaya, Chief Financial Officer, Treasurer of BioScrip/MIM, President of Lucent Technologies’ Business Solutions division, and interim Chief Financial Officer of Lucent Technologies. Mr. Lusk earned his BS (Economics), cum laude, from the Wharton School, University of Pennsylvania, and his MBA (Finance) from Seton Hall University. He is a CPA and was inducted into the AICPA Business and Industry Leadership Hall of Fame in 1999.

Richard Reiss, Class III Director.  Mr. Reiss has been a member of our board of directors since May 2000 and his term will expire at the annual meeting of stockholders in 2008. He is co-founder and currently serves as President of Prime Communications, an Avaya Business Partner that installs technologically advanced communication systems for businesses of all sizes. Mr. Reiss previously served as Chairman of our board from May 2000 to December 2006 and served as our Chief Executive Officer from May 2000 to October 2003. Mr. Reiss also served as our President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of ACC from ACC’s formation in 1991 until the formation of Glowpoint’s predecessor pursuant to the merger of ACC and View Tech, Inc. (VTI) in May 2000.

Peter Rust, Class I Director.  Mr. Rust joined our board of directors in May 2006 and his term will expire at the next annual meeting of stockholders.  Mr. Rust has over 27 years of experience in the telecommunications and computer industries.  He is currently CEO of Bank Street Consulting Group, a firm that works with mid-cap companies helping them achieve their growth objectives.  Previously, he consulted for a number of telecommunications, technology and financial firms and served as President and CEO of Con Edison Communications from February 1999 until May 2005.  He is also a former director of NEON Communications, a current director for two non-profits and a member of the Communications Sector of the NYC Investment Fund. Mr. Rust holds an M.B.A. in Corporate Finance from Adelphi University, a Master of Science in Biomedical Engineering from Polytechnic University of New York, and a B.A. from Brown University in Rhode Island.

Executive Officers

The following individuals are our executive officers but are not directors:

Edwin F. Heinen, Chief Financial Officer and Executive Vice President, Finance.     Mr. Heinen, a certified public accountant, has been our Chief Financial Officer since April 2006 and previously served as our Controller since March 2005. Mr. Heinen joined the Company from Communications Network Enhancement, Inc., an audio conferencing company, where he was CFO since September 2001. Before that, Mr. Heinen served in senior financial executive positions with responsibility for accounting, auditing, treasury, analysis, budgeting, and financial and tax reporting. Mr. Heinen received a B.S. in Business Administration from Cornell University and an M.B.A in Finance from the University of Detroit.

Joseph Laezza, Chief Operating Officer.  Mr. Laezza has been our Chief Operating Officer since April 2006 and previously served as our Vice President, Operations since March 2004. Mr. Laezza joined the Company from Con Edison Communications, where he was Vice President, Network Operations. He previously held management positions at a number of telecommunications service providers, including AT&T and XO Communications, where he was responsible for operations, service delivery, and customer service.

David W. Robinson, Executive Vice President and General Counsel. Mr. Robinson has been our Executive Vice President and General Counsel since May 2006. Prior to joining the Company, Mr. Robinson was Vice President and General Counsel of Con Edison Communications from August 2001 until March 2006, when Con Edison Communications was purchased by RCN Corporation. Before that, Mr. Robinson served in senior executive positions with other telecommunications service providers and provided legal and business counseling to other businesses. Mr. Robinson received a B.A. from the University of Pennsylvania (magna cum laude) and a Juris Doctorate from Boston College Law School.

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2006, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

We have adopted a code of business conduct and ethics, which is designed to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code of business conduct and ethics; and accountability for adherence to the code of business conduct and ethics. The code of business conduct and ethics applies to our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our code of business conduct and ethics is available at our website at www.glowpoint.com. You may request a copy of the code of business conduct and ethics, at no cost, by telephoning us at (866) GLOWPOINT or writing us at the following address: Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205, Attention: Investor Relations. We may post amendments to or waivers of the provisions of the code of business conduct and ethics, if any, made with respect to our principal executive officer, principal financial officer, principal accounting officer or controller on that website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be part of, this document.

Corporate Governance

Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the chief executive officer; and management runs the company’s day-to-day operations. The primary responsibilities of the board of directors are oversight, counseling and direction to our management in the long-term interests of us and our stockholders. Our board of directors currently consists of seven directors. The current board members include five independent directors and one current member and one former member of our senior management.

Independent Directors. Other than Mr. Reiss (a former member of our senior management) and Mr. Brandofino (our current President and CEO), each of our directors qualifies as “independent” in accordance with the published listing requirements of the Company Guide of the American Stock Exchange. This independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the board has made a subjective determination as to each independent director that no relationship exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees. The board has an audit committee, a compensation committee and a nominating committee. Each committee has a charter that is available for review on our website at www.glowpoint.com. You may request a copy of each charter, at no cost, by telephoning us at (866) GLOWPOINT or writing us at the following address: Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205, Attention: Investor Relations.

Audit Committee. We currently have an audit committee consisting of James Lusk, Peter Rust and Bami Bastani. Aziz Ahmad serves as an alternate member of the audit committee. Mr. Lusk is the chairman of the audit committee. The audit committee consults and meets with our Registered Public Accounting Firm and chief financial officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full board of directors regarding such matters.

The members of the audit committee each qualify as “independent” under the heightened standards established for members of audit committees pursuant to Rule 10A-3 under the Securities Exchange Act. The audit committee is also required to have at least one independent member who is determined by the board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Each member of the audit committee has been determined to be an audit committee financial expert and independent director. Stockholders should understand that this designation is a disclosure requirement of the SEC related to these directors’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon these directors any duties, obligations or liability that are greater than are generally imposed on them as a member of the audit committee and the board, and their designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board.

Compensation Committee. We currently have a compensation committee consisting of Dean Hiltzik, Bami Bastani and James Lusk. Aziz Ahmad and Peter Rust each serve as alternate members of the compensation committee. Each member of the compensation committee meets the required independence standard. The compensation committee is responsible for supervising our executive compensation policies, reviewing officers’ salaries, reviewing and discussing with management the Compensation Discussion and Analysis, providing the Compensation Committee Report for inclusion I our Proxy Statement, and performing such other duties as the board of directors may prescribe from time to time.

Nominating Committee. We currently have a nominating committee consisting of Dean Hiltzik, Peter Rust and Bami Bastani. Aziz Ahmad serves as an alternate member of the nominating committee. Each member of the nominating committee meets the required independence standard. The nominating committee is responsible for assessing the performance of our board of directors and making recommendations to our board regarding nominees for the board. The nominating committee was formed in February 2004. Prior to the formation of the committee, its functions were performed by the board of directors. The nominating committee considers qualified candidates to serve as a member of our board of directors suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 225 Long Avenue, Hillside, New Jersey 07205. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors in the last two years.

Item 11.    Executive Compensation

The information called for by this item is incorporated herein by reference to the information contained in our definitive Proxy Statement for the period ended December 31, 2006, which will be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2006. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors and consultants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	3,690,554	$1.99	521,890
Equity compensation plans not approved by security holders	1,409,643	2.98	—
Total	5,100,197	$2.26	521,890

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of May 24, 2007 by each of the following:

•	each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the common stock;

•	our directors and named executive officers; and

•	all of our directors and executive officers as a group.

As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of May 31, 2007 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days of May 31, 2007 are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on 47,209,564 shares of common stock outstanding as of June 1, 2007.

NAME AND ADDRESS OF BENEFICIAL OWNERS (1)	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF OUTSTANDING SHARES

Executive Officers and Directors:
Michael Brandofino	878,243	(3)	1.8%
Joseph Laezza	330,000	(4)	*
Edwin F. Heinen	299,666	(5)	*
David W. Robinson	233,333	(6)	*
Aziz Ahmad	86,000	(7)	*
Bami Bastani	84,000	(8)	*
Dean Hiltzik	174,000	(9)	*
James Lusk	84,000	(10)	*
Richard Reiss	3,578,250	(11)	7.5%
Peter Rust	90,500	(12)	*
David Trachtenberg	360,000		*

All directors and executive officers as a group (11 people)	6,197,992	(13)	12.6%

5% Owners:
North Sound Capital LLC 20 Horseneck Lane, Greenwich, Connecticut 06830	13,697,324	(14)	23.3%
Coghill Capital Management LLC One North Wacker Drive, New York, New York 10006	9,789,628	(15)	18.6%
Vicis Capita 126 East 56th Street, New York, New York 10022	5,656,800	(16)	10.7%

* Less than 1%

(1) Unless otherwise noted, the address of each person listed is c/o Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205.

(2) Unless otherwise noted indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) Includes 400,000 shares of restricted stock that are subject to forfeiture and 473,208 shares subject to stock options presently exercisable or exercisable within 60 days.

(4) Includes 100,000 shares of restricted stock that are subject to forfeiture and 175,000 shares subject to stock options presently exercisable or exercisable within 60 days.

(5) Includes 200,000 shares of restricted stock that are subject to forfeiture and 89,666 shares subject to stock options presently exercisable or exercisable within 60 days.

(6) Includes 93,333 shares of restricted stock that are subject to forfeiture and 33,333 shares subject to stock options exercisable within 60 days.

(7) Includes 60,000 shares of restricted stock that are subject to forfeiture and 6,000 subject to presently exercisable stock options.

(8) Includes 60,000 shares of restricted stock that are subject to forfeiture and 4,000 subject to presently exercisable stock options.

(9) Includes 94,000 shares subject to presently exercisable stock options.

(10) Includes 60,000 shares of restricted stock that are subject to forfeiture and 4,000 subject to presently exercisable stock options.

(11) Includes 303,000 shares subject to presently exercisable stock options and 82,500 shares held by a trust for the benefit of Mr. Reiss' children, of which he is the trustee.

(12) Includes 40,000 shares of restricted stock that are subject to forfeiture and 10,500 subject to presently exercisable stock options.

(13) Includes 1,013,333 shares of restricted stock that are subject to forfeiture and 1,192,707 shares subject to stock options presently exercisable or exercisable within 60 days.

(14) Ownership information is based on the Schedule 13G filed by North Sound Capital Management, L.L.C. on April 19, 2007. Includes 2,322,361 shares issuable upon conversion of our Series B preferred stock, 3,497,001 shares subject to presently exercisable warrants, and 5,638,762 shares issuable upon conversion of our 10% Senior Secured Convertible Notes, together with interest notes.

(15) Ownership information is based on the Schedule 13G filed by Coghill Capital Management, L.L.C. on February 14, 2006. Includes 2,166,667 shares subject to presently exercisable warrants and 3,383,258 shares issuable upon conversion of our 10% Senior Secured Convertible Notes, together with interest notes.

(16) Includes 2,273,542 shares subject to presently exercisable warrants and 3,383,258 shares issuable upon conversion of our 10% Senior Secured Convertible Notes, together with interest notes.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We receive financial and tax services from Schneider & Associates LLP, an accounting firm in which Dean Hiltzik, one of our directors, is a partner. In the last five years, we have incurred fees of approximately $237,500 for services received from this firm, approximately $31,500 of which was incurred in 2006.

Item 14.   Principal Accounting Fees and Services

Audit Fees

Since its engagement on March 1, 2007, Amper, Politziner & Mattia, P.C. (“Amper”) has billed us $173,000 in the aggregate for professional services rendered by it for the audit of our annual financial statements for the 2006 fiscal year and the reviews of the financial statements included in our quarterly reports on Form 10-Q for the 2006 fiscal year. Eisner LLP (“Eisner”) billed us $1,331,000 in the aggregate for professional services rendered by it for the audit of our annual financial statements for the 2005 fiscal year, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the 2005 fiscal year, and the restatements of our annual financial statements for the 2004 fiscal year and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. BDO Seidman LLP billed us $15,000 for professional services rendered by it for the review of financial statements included in our quarterly report on Form 10-Q for the first quarter of 2005.

Audit-Related Fees

Neither Amper nor Eisner billed us for any assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above. All of these fees were billed in connection with our filings with the Securities and Exchange Commission, consultation with respect to financial accounting pronouncements and attendance at audit committee meetings.

Tax Fees

Neither Amper nor Eisner rendered any professional services to us for tax compliance, tax advice and tax planning in 2006 or 2005.

All Other Fees

Neither Amper nor Eisner billed us in 2006 or 2005 for any services or products other than Audit Fees, as listed above.

In accordance with audit committee policy and the requirements of law, all services provided by Amper and Eisner were pre-approved by the audit committee and all services to be provided by Amper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 51 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number
Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (11)
3.3	Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (11)
3.4	Amended and Restated Bylaws. (11)
4.1	Specimen Common Stock Certificate. (20)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (2)
10.2	Form of Warrant to purchase Common Stock, dated January 10, 2002. (3)
10.3	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated March 20, 1997, between Registrant and Vitamin Realty Associates, L.L.C. (4)
10.4	First Amendment to Lease Agreement, dated as of December 1997, between Registrant and Vitamin Realty Associates, L.L.C. (1)
10.5	Second Amendment to Lease Agreement, dated as of December 20,1999, between Registrant and Vitamin Realty Associates, L.L.C. (1)
10.6	Third Amendment to Lease Agreement, dated as of June 1, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (7)
10.7	Fourth Amendment to Lease Agreement, dated as of August 29, 2000, between Registrant and Vitamin Realty Associates, L.L.C. (2)
10.8	Fifth Amendment to Lease Agreement, dated as of May 1, 2001, between Registrant and Vitamin Realty Associates, L.L.C. (7)
10.9	Sixth Amendment to Lease Agreement, dated as of May 1, 2002, between Registrant and Vitamin Realty Associates, L.L.C. (7)
10.10	Seventh Amendment to Lease Agreement, dated as of April 22, 2005, between Registrant and Vitamin Realty Associates, L.L.C. (20)
10.11	Form of Warrant to Purchase Shares of common stock of Registrant. (5)
10.12	Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (5)
10.13	Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (5)
10.14	Warrant to Purchase Shares of common stock of Glowpoint, Inc. (6)
10.15	Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (6)
10.16	Placement Agent Agreement, dated August 4, 2003, between Registrant and Burnham Hill Partners, as amended as of January 29, 2004. (11)
10.17	Form of Class A Warrant to Purchase common stock of Registrant. (8)
10.18	Form of Class B Warrant to Purchase common stock of Registrant. (8)
10.19	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (9)
10.20	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (9)
10.21	Form of Warrant to Purchase Common Stock, dated June 14, 2000. (10)
10.22	Warrant to Purchase common stock issued to JPMorgan Chase on March 6, 2003. (7)
10.23	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (11)
10.24	Amended and Restated Employment Agreement with Michael Brandofino, dated July 1, 2004. (12)
10.25	Form of Common Stock Purchase Agreement, dated March 14, 2005. (13)
10.26	Form of Warrant to Purchase Common Stock, dated March 14, 2005. (13)
10.27	Form of Exchange Agreement, dated March 14, 2005. (14)
10.28	Placement Agent Agreement, dated March 19, 2005, between Registrant and Burnham Hill Partners. (20)
10.29	Settlement and Release Agreement between Glowpoint, Inc. and Gores Technology Group, dated March 4, 2005. (14)

10.30	Third Amended and Restated Employment Agreement with Richard Reiss, dated December 31, 2005. (15)
10.31	Separation Agreement with Rod Dorsey, dated March 28, 2006. (20)
10.32	Separation Agreement with Stuart Gold, dated as of April 5, 2006. (20)
10.33	Separation Agreement with David C. Trachtenberg dated as of April 6, 2006. (20)
10.34
Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Note and Warrant Purchase Agreement, dated April 12, 2006. (16)

10.35	10% Senior Secured Convertible Promissory Note, dated as of March 31, 2006, which reflects the same terms as the 10% Senior Secured Convertible Promissory Note, dated April 12, 2006. (16)
10.36	Form of Series A Warrant to Purchase Common Stock dated as of March 31, 2006, which reflects the same terms as the Series A Warrant to Purchase Common Stock, dated April 12, 2006. (16)
10.37	Form of Series B Warrant to Purchase Common Stock dated as of March 31, 2006, which reflects the same terms as the Series B Warrant to Purchase Common Stock, dated April 12, 2006. (16)
10.38
Registration Rights Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Registration Rights Agreement, dated April 12, 2006. (16)

10.39	Security Agreement, dated as of March 31, 2006, between Glowpoint and the secured parties set forth therein, to which a joinder agreement was executed on April 12, 2006. (16)
10.40	Form of Placement Agent Warrant, dated as of March 31, 2006, between Glowpoint and the parties set forth therein. (16)
10.41	Employment Agreement with David W. Robinson, dated May 1, 2006 (17)
10.42	Form of Restricted Stock Award Agreement with Schedule of Recently Reported Restricted Stock Awards. (20)
10.43	Employment Agreement with Edwin F. Heinen, dated January 30, 2007. (18)
10.44	Employment Agreement Amendment with David W. Robinson, dated April 24, 2007. (19)
10.45	Employment Agreement Amendment with Edwin F. Heinen, dated April 24, 2007. (19)
10.46	Employment Agreement Amendment with Michael Brandofino, dated May 15, 2007 (19)
10.47	Employment Agreement Amendment with Joseph Laezza, dated May 15, 2007. (19)
21.1	Subsidiaries of Glowpoint, Inc. (20)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer. (20)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. (20)
32.1	Section 1350 Certification of the Chief Executive Officer. (20)
32.2	Section 1350 Certification of the Chief Financial Officer. (20)

_______________________
(1)	Filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form SB-2 (Registration No. 333-21069), and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 23, 2002, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (Registration No. 333-69432) and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2000, and incorporated herein by reference.
(11)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2006, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007, and incorporated herein by reference.
(20)	Filed herewith.

Signatures

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

June 6, 2007	By:	/s/ Michael Brandofino
Michael Brandofino Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Brandofino and Edwin F. Heinen jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 6th day of June 2007 in the capacities indicated.

/s/ Michael Brandofino	Chief Executive Officer (Principal Executive Officer)
Michael Brandofino

/s/ Edwin F. Heinen	Chief Financial Officer (Principal Financial Officer)
Edwin F. Heinen

/s/ Aziz Ahmad	Director
Aziz Ahmad

/s/ Bami Bastani	Director
Bami Bastani

/s/ Dean Hiltzik	Director
Dean Hiltzik

/s/ James Lusk	Director
James Lusk

/s/ Richard Reiss	Director
Richard Reiss

/s/ Peter Rust	Director
Peter Rust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Glowpoint, Inc.

We have audited the accompanying consolidated balance sheet of Glowpoint, Inc and Subsidiaries (the ”Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”.

The accompanying financial statements have been prepared assuming Glowpoint, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency and recurring net losses, and is in the process of seeking additional capital. The Company has not yet secured sufficient capital to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

AMPER, POLITZINER & MATTIA, P.C.

May 30, 2007
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (capital deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

Florham Park, New Jersey
February 23, 2007

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except par value)

	Year Ended December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,153	$2,023
Accounts receivable, net of allowance for doubtful accounts of $121 and $145; respectively	2,748	2,171
Prepaid expenses and other current assets	327	510
Total current assets	5,228	4,704
Property and equipment, net	2,762	4,117
Other assets	403	216
Total assets	$8,393	$9,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,957	$1,586
Accrued expenses	2,008	1,961
Accrued sales taxes and regulatory fees	4,216	3,063
Current portion of derivative financial instruments	4,301	1,246
10% Convertible notes, net of discount of $2,280	4,326	—
Deferred revenue	288	374
Total current liabilities	17,096	8,230

Long term liabilities:
Derivative financial instruments, less current portion	—	324
Total liabilities	17,096	8,554

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,735 and $3,388), respectively	2,888	2,888

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 46,390 shares issued and 46,086 shares issued and issuable; 46,350 and 46,046 shares outstanding, respectively	5	5
Additional paid-in capital	161,267	160,219
Accumulated deficit	(172,623)	(161,833)
Deferred compensation	—	(556)
	(11,351)	(2,165)
Less: Treasury stock, 40 common shares at cost	(240)	(240)
Total stockholders’ deficit	(11,591)	(2,405)
Total liabilities and stockholders’ deficit	$8,393	$9,037

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue	$19,511	$17,735	$15,867
Cost of revenue	13,583	14,984	16,019
Gross margin (loss)	5,928	2,751	(152)

Operating expenses:
Research and development	816	1,242	1,078
Sales and marketing	2,570	4,028	3,265
General and administrative	11,049	14,120	12,598
Total operating expenses	14,435	19,390	16,941
Loss from operations	(8,507)	(16,639)	(17,093)

Other expense (income):
Interest expense	3,969	3	63
Amortization of deferred financing costs	389	—	448
(Decrease) increase in fair value of derivative financial instruments	(1,992)	271	134
Interest income	(83)	(100)	(92)
Gain on settlement with Gores	—	(379)	—
Other income	—	—	(5,000)
Amortization of discount on subordinated debentures	—	—	2,650
Gain on marketable equity securities	—	—	(132)
Loss on exchange of debt	—	—	743
Total other expense (income), net	2,283	(205)	(1,186)
Net loss	(10,790)	(16,434)	(15,907)
Preferred stock dividends	(347)	(315)	(369)
Preferred stock deemed dividends	—	(1,282)	—
Net loss attributable to common stockholders	$(11,137)	$(18,031)	$(16,276)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.24)	$(0.41)	$(0.45)

Weighted average number of common shares:
Basic and diluted	46,242	44,348	36,416

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Additional Paid In	Accumulated	Comprehensive	Deferred	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Comp.	Shares	Amount	Total
Balance at January 1, 2004	30,555	$3	$135,730	$(129,492)	$78	$(1,498)	40	$(240)	$4,581
Net loss	—	—	—	(15,907)	—	—	—	—	(15,907)
Reversal of unrealized loss upon sale of marketable securities	—	—	—	—	(78)	—	—	—	(78)
Comprehensive loss	—	—	—	—	—	—	—	—	(15,985)
Deferred compensation related to the issuance of restricted stock (including 80 shares issuable which were issued in 2005)	270	—	511	—	—	(511)	—	—	—
Amortization of deferred compensation from the issuance of restricted stock	—	—	—	—	—	699	—	—	699
Forfeiture of deferred stock compensation	(40)	—	(134)	—	—	134	—	—	—
Extension of expiration date of stock options services	—	—	67	—	—	—	—	—	67
Issuance of stock options for consulting services	—	—	32	—	—	—	—	—	32
Exercise of stock options	782	—	570	—	—	—	—	—	570
Exchange of subordinated debentures for preferred stock, common stock and modification of warrants	250	—	743	—	—	—	—	—	743
Issuance of common stock and warrants in connection with private placement	6,100	1	11,315	—	—	—	—	—	11,316
Issuance of shares in lieu of interest on subordinated debentures	18	—	45	—	—	—	—	—	45
Preferred stock dividends	—	—	(369)	—	—	—	—	—	(369)
Balance at December 31, 2004	37,935	4	148,510	(145,399)	—	(1,176)	40	(240)	1,699
Net loss	—	—	—	(16,434)	—	—	—	—	(16,434)
Comprehensive loss	—	—	—	—	—	—	—	—	(16,434)
Amortization of deferred compensation from the issuance of restricted stock	—	—	—	—	—	620	—	—	620
Compensation from extension of stock options	—	—	48	—	—	—	—	—	48
Issuance and extension of warrants for consulting services	—	—	196	—	—	—	—	—	196
Issuance of stock options for consulting services	—	—	148	—	—	—	—	—	148
Exercise of stock options	50	—	74	—	—	—	—	—	74
Exchange of subordinated debentures for preferred stock, common stock and modification of warrants	1,334	—	2,000	—	—	—	—	—	2,000
Issuance of common stock and warrants in connection with private placement	6,767	1	9,375	—	—	—	—	—	9,376
Fair value of inducement to convert preferred stock and accrued dividends of $183	—	—	1,350	—	—	—	—	—	1,350
Deemed dividend for inducement to convert preferred stock	—	—	(1,167)	—	—	—	—	—	(1,167)
Preferred stock dividends	—	—	(315)	—	—	—	—	—	(315)
Balance at December 31, 2005	46,086	5	160,219	(161,833)	—	(556)	40	(240)	(2,405)
Net loss	—	—	—	(10,790)	—	—	—	—	(10,790)
Comprehensive loss	—	—	—	—	—	—	—	—	(10,790)
Reclassification of deferred compensation	—	—	(556)	—	—	556	—	—	—
Issuance of restricted stock	364	—	354	—	—	—	—	—	354
Stock-based compensation	—	—	473	—	—	—	—	—	473
Restricted stock compensation and modification of option terms related to restructuring	—	—	217	—	—	—	—	—	217
Forfeiture of restricted stock	(60)	—	(45)	—	—	—	—	—	(45)
Placement agent warrants - 10% Notes	—	—	296	—	—	—	—	—	296
Warrant price and term modification - 10% Notes, net of financing costs of $110	—	—	656	—	—	—	—	—	656
Preferred stock dividends	—	—	(347)	—	—	—	—	—	(347)
Balance at December 31, 2006	46,390	$5	$161,267	$(172,623)	$—	$—	40	$(240)	$(11,591)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from Operating Activities:
Net loss	$(10,790)	$(16,434)	$(15,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	2,294	2,236
Amortization of deferred financing costs	389	—	448
Accretion of discount on subordinated debentures	—	—	2,650
Beneficial conversion feature for 10% Notes	1,850	—	—
Accretion of discount on 10% Notes	1,359	—	—
Loss on exchange of debt	—	—	743
Loss on disposal of equipment	169	—	—
Other expense recognized for the (decrease) increase in the estimated fair value of derivative financial instruments	(1,992)	271	134
Common stock issued for interest on convertible debentures	—	—	45
Gain on settlement with Gores	—	(379)	—
Stock-based compensation	781	1,012	798
Other	—	—	(78)
Increase (decrease) in cash attributable to changes in assets and liabilities, net of effects of acquisition:
Accounts receivable.	(577)	(299)	496
Prepaid expenses and other current assets	183	44	415
Other assets	205	42	(195)
Accounts payable	371	(1,398)	616
Accrued expenses, sales taxes and regulatory fees.	1,497	1,152	1,580
Deferred revenue	(86)	109	46
Receivable from Gores Technology Group	—	—	(5,539)
Accrued stock-based compensation.	—	(82)	82
Net cash used in operating activities.	(4,694)	(13,668)	(11,430)

Cash flows from Investing Activities:
Proceeds from discontinued operations, including escrowed cash	—	3,087	—
Purchases of property, equipment and leasehold improvements	(761)	(1,308)	(1,097)
Net cash (used in) provided by investing activities	(761)	1,779	(1,097)

Cash flows from Financing Activities:
Proceeds from issuance of 10% Notes, net of financing costs of $595	5,585	—	—
Proceeds from issuance of common stock and warrants	—	9,376	11,316
Proceeds attributed to derivative financial instruments	—	—	1,164
Proceeds from exercise of stock options	—	74	570
Payments on capital lease obligations	—	(35)	(131)
Net cash provided by financing activities	5,585	9,415	12,919
Increase (decrease) in cash and cash equivalents	130	(2,474)	392
Cash and cash equivalents at beginning of year	2,023	4,497	4,105
Cash and cash equivalents at end of year	$2,153	$2,023	$4,497

	Year Ended December 31,
	2006	2005	2004
Supplement disclosures of cash flow information:
Cash paid during the period for interest	$0	$3	$63

Non-cash investing and financing:
Preferred stock dividends	$347	$315	$369
Additional 10% Notes issued as payment for interest	483	—	—
Deferred financing costs for 10% Notes incurred by issuance of placement agent warrants	296	—	—
Preferred stock deemed dividends	—	1,282	—
Conversion of Series B convertible preferred stock to common stock	—	2,000	—
Equity issued as consideration for accrued preferred stock dividends	—	183	—
Issuance of Series B convertible preferred stock in exchange for convertible debentures	—	—	4,888
Deferred compensation and additional paid-in capital recorded for the issuance of restricted common stock	—	—	511
Reduction in deferred compensation and additional paid-in capital for the forfeiture of restricted common stock	—	—	134

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 - The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us"), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support any of the telepresence solutions on the market today. Prior to 2004, Glowpoint, then known as Wire One Technologies, Inc., sold substantially all of the assets of its video solutions (VS) equipment sales business to an affiliate of Gores Technology Group (“Gores”) and accordingly, the accompanying consolidated financial statements do not include such operations (see Note 3). Our services include IP-based and ISDN-based videoconferencing services, which are provided principally on a subscription basis, and managed bridging conferencing services for multi-point video and audio communications among three or more participants. We also provide hosting, IP-based broadcasting and event services.

In April 2004, we entered into an agreement with Tandberg, Inc., a wholly owned subsidiary of Tandberg ASA, a global provider of visual communications solutions. As part of the agreement, we acquired for $1.00 certain assets and the customer base of Tandberg owned Network Systems LLC (successor to the NuVision Companies). Network Systems customers, primarily ISDN-based video users, obtained immediate access to our video bridging and webcasting services. As part of the agreement, Tandberg’s corporate use of IP video communications and other telecommunications services, formerly purchased through Network Systems, is being provided exclusively by us under a multi-year agreement. In addition, we assumed contractual commitments with AT&T, MCI and Sprint from Network Systems, which were subsequently consolidated into new agreements with these carriers. For accounting purposes, such commitments did not result in any additional asset or liability recognition. The purchase price for this transaction was $1.00 and was accounted for following purchase accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The fair value of tangible assets acquired and liabilities assumed were nominal. Accordingly, we did not record any value of intangible assets acquired. Results of operations of the acquired business are included in the accompanying consolidated financial statements from April 20, 2004, the date of acquisition. The following unaudited proforma information for the year ended December 31, 2004 gives effect to the acquisition as if it had occurred on January 1, 2004 (in thousands, except per share amounts):

Revenue	$16,857
Gross margin	361
Net loss	(15,602)
Net loss attributable to common stockholders	(15,971)
Net loss attributable to common stockholders per share	$(0.44)

Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $11,137,000 and negative operating cash flows of $4,694,000 for the year ended December 31, 2006. At December 31, 2006 we had cash and cash equivalents of $2,153,000, a working capital deficit of $11,868,000 and an accumulated deficit of $172,623,000. These factors raise substantial doubt as to our ability to continue as a going concern. In 2006 we commenced a restructuring of the current business (see Note 18). We raised capital in March and April 2006, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes and the 10% Interest Notes (see Note 9 to the consolidated financial statements for further information), we believe that our available capital as of December 31, 2006 will enable us to continue as a going concern during 2007.  There are no assurances, however, that those assumptions will be realized.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiaries, GP Communications LLC, AllComm Products Corporation, and VTC Resources, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from 2005 and 2004 have been reclassified to conform to the 2006 presentation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, sales and use tax obligations, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives of property and equipment and the fair value of derivative financial instruments.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

Changes to our allowance for doubtful accounts during the three years ended December 31, 2006 are summarized as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$145	$305	$190
Charged to expense	34	129	412
Deductions	(58)	(289)	(297)
Balance at end of year	$121	$145	$305

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. We place our cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment include fixed assets subject to capital leases which are depreciated over the life of the respective asset.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Income Taxes

We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Earnings (Loss) per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for 2006, 2005 and 2004 is the same as basic loss per share. Potential shares of common stock associated with 19,849,000, 14,752,000 and 12,566,000, respectively, outstanding options and warrants, 1,875,000, 1,301,000 and 2,080,000, respectively, shares issuable upon conversion of our Series B convertible preferred stock and 13,214,000, 0 and 0, respectively, shares issuable upon conversion of the March and April 2006 10% Senior Secured Convertible Notes have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

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

Since the market price exceeded the exercise price for options outstanding and exercisable at December 31, 2006 there is no intrinsic value. The total intrinsic value of options exercised during the year ended December 31, 2006 was $0.

The remaining unrecognized stock-based compensation expense at December 31, 2006 was $358,000.

The Company uses the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123R and the pro forma disclosures under SFAS No. 123.

Stock options or warrants issued in return for services rendered by non-employees are accounted for using the fair value based method. The following table illustrates the effect on net loss attributable to common shareholders and net loss per share for the years ended December 31, 2005 and 2004 if the fair value based method using the Black-Scholes model at the grant date had been applied to all awards: (in thousands except per share data):

	2005	2004
Net loss attributable to common stockholders, as reported	$(18,031)		$(16,276)
Add: stock-based employee compensation expense included in reported net loss.	668		766
Deduct: total stock-based employee compensation expense determined under the fair value based method	(1,412)		(2,010)
Pro forma net loss attributable to common stockholders	$(18,775)	$	(17,520)

Net loss attributable to common stockholders per share:
Basic and diluted - as reported herein	$(0.41)		$(0.44)
Basic and diluted - pro forma	$(0.42)		$(0.48)

The pro forma effect of applying SFAS No. 123R may not be representative of the effect on reported net income in future years because options vest over several years and varying amounts are generally made each year. See Note 13 for more information on the Company’s stock-based compensation.

Fair value of Financial Instruments

Financial instruments reported in our consolidated balance sheet consist of cash and cash equivalents, March and April 2006 10% senior secured convertible notes, accounts receivable and accounts payable, the carrying value of which approximated fair value at December 31, 2006 and 2005 due to the short-term nature of these instruments.

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

Software Development Costs

The company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company capitalized $49,000, $0, and $0 of software development costs for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

Deferred Financing Costs

The costs incurred when undertaking financing activities, excluding any internal costs, have been capitalized and are amortized on a straight-line basis over the term of the financing. Amortization of deferred financing costs was $389,000, $0 and $448,000 for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, included in other assets in the accompanying consolidated balance sheets are $392,000 and $0, respectively, of deferred financing costs.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3 - Sale of VS Business

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

The ultimate settlement of amounts due to/from Gores that arose subsequent to the transaction closing date and unrelated to the sale transaction, including $363,000 of revenues that we recognized during the year ended December 31, 2004 have been excluded from the sale transaction, and a gain from the settlement of these items of $379,000 has been recognized during the year ended December 31, 2005, when the settlement was reached with Gores.

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

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Prepaid maintenance contracts	$135	$136
Prepaid insurance	—	95
Deferred installation costs	53	63
Due from vendors and tax authorities	34	134
Other prepaid expenses	105	82
	$327	$510

Note 5 - Property and Equipment

Property and equipment, net consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005	Estimated Useful Life
Network equipment and software	$7,695	$7,849	3 to 5 Years
Computer equipment and software	1,995	1,906	3 to 4 Years
Bridging equipment	1,828	1,828	5 Years
Leasehold improvements	214	214	5 Years
Office furniture and equipment	166	359	5 Years
Videoconferencing equipment	74	74	3 Years
	11,972	12,230
Accumulated depreciation and amortization	(9,210)	(8,113)
	$2,762	$4,117

Depreciation and amortization expense was $1,947,000, $2,294,000 and $2,236,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6 - Accrued Sales Taxes and Regulatory Fees

Accrued sales taxes and regulatory fees are $4,216,000 and $3,063,000 as of December 31, 2006 and 2005, respectively. Included in this accrual are (i) certain estimated sales and use taxes, regulatory fees and related penalties and interest, (ii) a tax obligation of a predecessor of Glowpoint and (iii) sales taxes and regulatory fees collected from customers and to be remitted to taxing authorities. Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit and a number of taxing authorities have already scheduled audits to commence in 2007. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly.

Note 7 - Accrued Expenses

Accrued expenses consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Accrued dividends	$847	$501
Accrued compensation	417	787
Restructuring costs	212	—
Other accrued expenses	532	673
	$2,008	$1,961

Note 8 - Bank Loan Payable

In February 2004, we terminated a working capital credit facility with JPMorgan Chase. As a result of the termination of this credit facility, we wrote off $85,000 of unamortized deferred financing costs to expense in the year ended December 31, 2004.

Note 9 - 10% Senior Secured Convertible Notes

10% Senior Secured Convertible Notes and 10% Note Discount

In March and April 2006, we issued our 10% Senior Secured Convertible Notes (“10% Notes”) in a private placement to private investors. Activity for the 10% Notes and the related discount during the year ended, and as of December 31, 2006, was as follows (in thousands):

		Total
Principal of 10% Notes:
March 2006 financing	$5,665
April 2006 financing	515
Additional 10% Notes	426
		$6,606
Discount:
Derivative financial instrument - Series A Warrants	(2,873)
Reduction of exercise price and extension of expiration dates of warrants	(766)
	(3,639)
Accretion of discount	1,359
		(2,280)
10% Notes, net of discount		$4,326

In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Notes, Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only become exercisable after we make available to the public our financial statements for the fourth quarter of 2006 if we fail to achieve positive operating income excluding restructuring and non-cash charges, as identified on Schedule A of the Series B warrants, as amended.. In addition, the Series B warrants will be cancelled if we consummate a strategic transaction or repay the 10% Notes prior to the date we make our consolidated financial statements for the fourth quarter of 2006 available to the public. Management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges, as identified on Schedule A of the Series B warrants, as amended, in the fourth quarter of 2006. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006 financings, respectively, are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum and mature on September 30, 2007. They are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. In the period ended December 31, 2006 we issued an additional $426,000 of 10% Notes to pay accrued and unpaid interest. As of December 31, 2006 the 10% Notes and accrued and unpaid interest was $6,606,000 and $57,000, respectively. The Series A warrants are exercisable for a period of 5 years. The Series B warrants would have been exercisable for a period of 5 years.

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

Financing Costs

The financing costs, which are included in other assets in the accompanying consolidated balance sheets, and accumulated amortization as of December 31, 2006, are as follows (in thousands):

	March 2006	April 2006	2006
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$440	$40	$480
Other financing costs	105	10	115
	545	50	595
Non-cash financing costs:
Placement agent warrants - Burnham Hill Partners	279	17	296

Financing costs charged to additional paid in capital	(101)	(9)	(110)
Total financing costs	$723	$58	781
Accumulated amortization			(389)
			$392

The financing costs are being amortized over the 18 month period through September 30, 2007, the maturity date of the 10% Notes.

Our financing costs related to the 10% Notes were comprised of cash and non-cash charges. Our cash financing costs related to the issuance of the 10% Notes in March and April 2006 were $545,000, and $50,000, respectively, for a total of $595,000, a portion of which represents placement fees of $480,000 to Burnham Hill Partners, our placement agent. Our non-cash financing costs were based on the fair value of various components of the transactions. These included the convertibility of the 10% Notes, the issuance of the Series A warrants, modifications to previously issued warrants held by investors in the financing and the issuance to the placement agent of warrants. A portion of the finance costs of the 10% Notes in March and April 2006, $101,000 and $9,000, respectively, were allocated to the $766,000 fair value of the modification of warrant exercise prices and extension of expirations dates for 3,625,000 previously issued warrants held by the investors in this offering.

The issuance to Burnham Hill Partners of placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share was valued at $279,000 and $17,000 for the March and April 2006 financings, respectively. As a result of the issuance of the placement agent warrants we recognized Additional Paid in Capital of $296,000.

Accounting for Conversion Feature and Series A Warrants Derivative Liabilities

Activity for derivative liabilities during the year ended, and as of December 31, 2006 and 2005, was as follows (in thousands):

	Dec. 31, 2005	2006 Activity	Decrease in Fair Value	Dec. 31, 2006
Derivative financial instrument - February 2004 capital raise (See Note 12)	$1,570	$—	$(334)	$1,236
Derivative financial instrument - Beneficial conversion feature - 10% notes	—	1,850	(184)	1,666
Derivative financial instrument - Series A Warrants	—	2,873	(1,474)	1,399
	1,570	$4,723	$(1,992)	4,301
Current portion	(1,246)			(4,301)
	$324			$—

We accounted for the convertibility of the 10% Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. Accordingly the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a 10% Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the 10% Notes and accrued interest or the value if the 10% Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the 10% Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. In the March and April 2006 financings $1,586,000 and $129,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability and an expense of $1,715,000 was recognized. During the year unpaid interest on the 10% Notes was paid in additional 10% Notes and the estimated fair value of the derivative liability and an expense of $135,000 was recognized. We estimated the fair value of the derivative liability as of December 31, 2006 to be $1,666,000. During the year ended December 31, 2006 we recognized income of $184,000 for the decrease in the derivative liability.

We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the March and April 2006 financings $2,708,000 and $165,000, respectively, of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,873,000 expense for the derivative liability will be treated as a discount on the 10% Notes and expensed, using the imputed interest method, over the 18 month period to the 10% Notes’ maturity date. We estimated the fair value of the derivative liability as of December 31, 2006 to be $1,399,000. During the year ended December 31, 2006 we recognized income of $1,474,000 for the decrease in the derivative liability.

As management has determined that the Series B warrants are not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges identified in the Series B warrant, in the fourth quarter of 2006 there is no fair value charge for these warrants.

Note 10 - Interest Expense

The components of interest expense for the year ended December 31, 2006 are presented below (in thousands):

2006
Beneficial conversion feature for 10% Notes	$1,850
Accretion of discount on 10% Notes	1,359
Interest on 10% Notes	483
Interest expense for sales and use taxes and regulatory fees	277
$3,969

Note 11 - Subordinated Debentures

In December 2002, we raised net proceeds of $4,233,000 in a private placement offering of $4,888,000 principal amount of 8% convertible debentures. The debentures were convertible into 2,036,677 shares of common stock at $2.40 per share. The debentures were to mature in February 2004, or 90 days following the expiration (in May 2005) or earlier termination of the credit facility, whichever was later. We had the option of paying interest quarterly on the debentures in the form of either cash or shares of our common stock. Investors in the private placement offering also received five-year warrants to purchase 814,668 shares of common stock at an exercise price of $3.25 per share. The warrants are subject to certain anti-dilution adjustments. We also issued to our placement agent warrants to purchase 40,733 shares of common stock at an exercise price of $0.001 per share with an expiration date of January 31, 2003.

We allocated the proceeds received to the debentures and the related warrants based on the relative fair value method. The fair value of the debentures was determined based on the market value of the 2,036,677 common shares into which the debentures were convertible and the fair value of the warrants was determined using the Black Scholes pricing model. Of the proceeds, $1,292,000 was allocated to the warrants and was recorded as debt discount and additional paid-in capital and $3,596,000 was allocated to the debentures. Based on the market value of the common shares issuable upon conversion, as compared to the proceeds allocated to the debentures, further debt discount and additional paid-in capital of $2,107,000 was recorded for the beneficial conversion feature. The aggregate discount of $3,399,000 has been amortized over the term to maturity following the effective yield method.

In January 2004, in exchange for the cancellation and termination of debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of Series B convertible preferred stock with a face value of $4,888,000; (ii) an aggregate of 250,000 shares of restricted common stock with a fair value of $675,000; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75 which had an incremental fair value of $68,000. As a result of the subsequent financings, the exercise price was reduced to $1.85.

The Company incurred costs of $609,000 in connection with the financing, which were allocated to the warrants and the convertible debentures based on their relative fair values. The portion allocated to the warrants was recorded as a reduction to additional paid-in capital and the portion allocated to the convertible debentures was recorded as deferred financing costs, which have been amortized consistently with the debt discount.

There are no subordinated debentures outstanding as of December 31, 2006 and 2005.

Note 12 - Stockholders’ Deficit

Common Stock

In February 2004, we raised net proceeds of $12,480,000 in a private placement offering of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to the investors in the private placement offering to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection (minimum price of $2.60) and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal). In addition, we issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share with an estimated fair value of $895,000. The placement agent warrants are subject to anti-dilution protection (minimum price of $2.60) and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal).

The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We accounted for the registration rights agreement as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability as of December 31, 2006, 2005 and 2004 to be $1,236,000, $1,570,000 and $1,299,000, respectively. For the year ended December 31, 2006 we recognized other income of $334,000 for a decrease in the fair value of the derivative liability and for the years ended December 31, 2005 and 2004 we recognized an expense of $271,000 and $134,000, respectively, respectively, for increases in the estimated fair value of the derivative liability.

In March 2005, we raised net proceeds of $9,376,000 in a private placement offering of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement offering were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection (minimum price of $1.61). The warrants may be exercised by cash payment of the exercise price or by "cashless exercise”. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.79 as of December 31, 2006.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Except for the 2,450 shares of Series A preferred stock issued prior to 2004 (all of which were converted into common stock prior to 2004) and the 203.667 shares of Series B convertible preferred stock issued in January 2004, the rights and privileges of the preferred stock have not yet been designated.

The Series B convertible preferred stock ranks senior to our common stock and subordinate to any indebtedness we may have outstanding. The Series B convertible preferred stockholders are entitled to receive dividends at the rate of eight percent (8%) of the stated value per share of $24,000 per year through July 21, 2005, increasing to twelve percent (12%) on July 22, 2005, payable annually at our option in cash or shares of common stock. We must obtain the affirmative vote of the holders of at least 75% of the outstanding shares of Series B convertible preferred stock in order to issue any securities ranking senior to or on parity with the Series B convertible preferred stock. Other than as described in the preceding sentence or as required by Delaware law, the Series B convertible preferred stock has no voting rights. If we liquidate, dissolve or wind up our affairs, the holders of the Series B convertible preferred stock are entitled to receive a liquidation preference equal to the stated value per share plus accrued and unpaid dividends. The Series B convertible preferred stock is convertible into our common stock at the conversion price of $2.40 per share of common stock and has anti-dilution rights. Upon a change of control, the holders of the Series B convertible preferred stock can require that we redeem their shares at the stated value per share plus accrued and unpaid dividends. Accordingly, the Series B convertible preferred stock is not classified in Stockholders’ Deficit. We also have the option to redeem the outstanding shares of Series B convertible preferred stock at a price per share equal to 110% of the stated value plus accrued and unpaid dividends. Accordingly the Series B Convertible Preferred Stock is presented outside of Stockholders’ Deficit.

As described in Note 11, in January 2004, in exchange for the cancellation and termination of convertible debentures with an aggregate face value of $4,888,000 and forfeiture of any and all rights of collection, claim or demand under the debentures, we agreed to give the holders of the debentures: (i) an aggregate of 203.667 shares of Series B convertible preferred stock; (ii) an aggregate of 250,000 shares of restricted common stock; and (iii) a reduction of the exercise price of the warrants issued pursuant to the original purchase agreement from $3.25 to $2.75.

As a result of this exchange, the unamortized discount on subordinated debentures and deferred financing costs were written off to expense, resulting in accretion of discount of $2,650,000 and amortization of deferred financing costs of $363,000 for the year ended December 31, 2004. Additionally, we recognized a $743,000 loss on the exchange in 2004. The investors have anti-dilution rights. As a result of the February 2004 and March 2005 financings the conversion price of the Series B convertible preferred stock and the exercise price of the 814,668 warrants have been adjusted as of December 31, 2005 to $2.22 and $2.47, respectively. We recognized deemed dividends of $115,000 for the year ended December 31, 2005. The corresponding amount in the 2004 period was nominal. Accordingly, as of December 31, 2005, the Series B convertible preferred shares outstanding were convertible into 1,301,000 shares of common stock. As a result of the March 2006 and April 2006 financings, the conversion price of the Series B convertible preferred stock and the exercise price of the warrants have been further adjusted to $1.67 and $1.85, respectively.

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

Note 13 - Stock options and warrants

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (the “2000 Plan”), as amended, 4,400,000 shares of common stock have been reserved for issuance thereunder. The 2000 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants. As of December 31, 2006, options to purchase a total of 3,440,000 shares were outstanding and 522,000 shares remained available for future issuance under the 2000 Plan.

The exercise price of the awards is established by the administrator of the plan and, in the case of ISOs issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted under the 2000 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

1996 Stock Option Plan

Under the 1996 Stock Option Plan (the “1996 Plan”), as amended, 2,475,000 shares of common stock have been reserved for issuance thereunder. The 1996 Plan provides for the granting of options to officers, directors, employees and advisors. The exercise price of incentive stock options (“ISOs”) issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Under the 1996 Plan, no individual will be granted ISOs corresponding to shares with an aggregate exercise price in excess of $100,000 in any calendar year less the aggregate exercise price of shares under other stock options granted to that individual that vest in such calendar year. No options were granted under the 1996 Plan in years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, options to purchase a total of 28,000 shares were outstanding and no shares remained available for future issuance under the 1996 Plan.

VTI Stock Option Plans

As part of the merger with View Tech, Inc. (“VTI”) in May 2000, we assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. No options were granted under these Plans in years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, options to purchase a total of 223,000 shares of Glowpoint’s common stock were outstanding and no shares remained available for future issuance.

Options outside our Qualified Plans

We have also issued stock options outside of our qualified plans in prior years though none in the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the total of these options outstanding was 1,410,000.

Other Option Information

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk free interest rate	4.8%	4.1%	3.5%
Expected option lives	5 Years	5 Years	5 Years
Expected volatility	95.4%	108.2%	113.2%
Estimated forfeiture rate	20%	20%	20%
Expected dividend yields	None	None	None
Weighted average grant date fair value of options	$0.30	$1.12	$1.05

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2006, 2005 and 2004, is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2004	5,793	$3.12
Granted	1,626	1.31
Exercised	(782)	0.73
Forfeited	(1,539)	3.90
Options outstanding, December 31, 2004	5,098	2.68
Granted	943	1.35
Exercised	(50)	1.46
Forfeited	(995)	2.35
Options outstanding, December 31, 2005	4,996	2.51	3,614	$2.92
Granted	1,134	0.41
Exercised	—	0.00
Expired	(11)	5.41
Forfeited	(1,019)	1.36
Options outstanding, December 31, 2006	5,100	$2.26	3,664	$2.86

Shares of common stock available for future grant under company plans	522

Additional information as of December 31, 2006 with respect to all outstanding options is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.36 - 1.10	1,145	9.38	$0.47	94	$0.78
1.13 - 2.15	1,345	6.80	1.45	997	1.48
2.20 - 3.10	1,345	0.67	3.01	1,343	3.01
3.39 - 4.13	1,107	4.54	3.78	1,072	3.79
4.40 - 6.00	158	3.82	5.26	158	5.26
$ 0.36 - 6.00	5,100	5.18	$2.26	3,664	$2.86

A summary of nonvested options at December 31, 2006 and changes during the year ended December 31, 2006, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2006	1,380	$1.16
Granted	1,134	0.30
Vested	(416)	1.15
Forfeited	(662)	0.95
Nonvested options outstanding, December 31, 2006	1,436	$0.59

At January 1 and December 31, 2006, there was $873,000 and $161,000, respectively, of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 1.34 and 0.90 years, respectively. The Company has recorded $781,000 related to its stock-based expenses in general and administrative expenses for the year ended December 31, 2006. There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2006. No compensation costs were capitalized as part of the cost of an asset.

The fair value of nonvested options at January 1 and December 31, 2006 was $1,601,000 and $844,000, respectively.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the year ended December 31, 2006, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2006	313	$2.44
Granted	363	0.43
Vested	(299)	1.89
Forfeited	(60)	2.20
Unvested restricted shares outstanding, December 31, 2006	317	$0.71

Warrants

The exercise price of 12,496,000 warrants at December 31, 2006 are subject to further anti-dilution protection. A summary of warrants granted, exercised and forfeited and warrants outstanding as of December 31, 2006, 2005 and 2004, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2004	5,211	$6.09
Granted	2,257	2.74
Exercised	—	—
Forfeited	—	—
Warrants outstanding, December 31, 2004	7,468	4.64
Granted	3,340	2.37
Exercised	—	—
Forfeited	(1,052)	6.53
Warrants outstanding, December 31, 2005	9,756	3.42
Granted	6,798	0.64
Exercised	—	—
Forfeited	(1,805)	3.15
Warrants outstanding, December 31, 2006	14,749	$1.28

Additional information as of December 31, 2006 with respect to all outstanding warrants is as follows (warrants in thousands):

Range of Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$ 0.001	103	0.87	$.001
0.50 - 1.00	10,573	3.70	0.64
1.79 - 2.60	3,653	2.73	2.17
10.00	420	0.03	10.00
$ 0.001 - 10.00	14,749	3.34	$1.28

Note 14 - Income Taxes

We had no tax provision for the years ended December 31, 2006, 2005 and 2004. Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2006, 2005 and 2004 as shown in the following table (in thousands):

	2006	2005	2004
U.S. federal income taxes at the statutory rate	$(3,782)	$(5,587)	$(5,401)
State taxes, net of federal effects	(667)	(986)	(953)
Nondeductible expenses	722	311	—
Beneficial conversion feature	618	—	1,060
Nondeductible loss on extinguishment of debt	—	—	297
Change in valuation allowance	2,888	6,243	4,401
Adjustments to prior years’ options and other charges	221	—	419
Other	—	19	177
	$—	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 is presented below (in thousands):

Deferred tax assets:	2006	2005
Tax benefit of operating loss carry forward	$44,392	$42,586
Reserves and allowances	1,620	1,261
Accrued expenses	72	252
Goodwill	665	736
Warrants issued for services	575	—
Equity based compensation	369	807
Fixed assets	285	118
Fair value adjustments to derivative financial instruments	703	162
Restricted stock	106	—
Total deferred tax assets	48,787	45,922
Valuation allowance	(48,787)	(45,922)
Net deferred tax assets	$—	$—

We and our subsidiaries file federal returns on a consolidated basis and separate state tax returns. At December 31, 2006, we have net operating loss (“NOL”) carry-forwards of $113,864,000 for federal income tax purposes which expire in various amounts through 2026. The utilization of a portion of our NOL is limited each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). Our NOL's may be subject to further limitation due to past and future issuances of stock. We provide a full valuation allowance, which increased by $2,888,000 and by $6,243,000 during 2006 and 2005, respectively, against our deferred tax assets due to the uncertainly about the realization of such assets.

Note 15 - 401(k) Plan

We have adopted a 401(k) retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who met minimum age and service requirements. The plan was non-contributory on our part. Effective with the merger with VTI, we assumed the 401(k) Plan of VTI, combined its assets with those of the existing plan and began making contributions to the new plan. Employer contributions to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 were $38,000, $43,000 and $26,000, respectively.

Note 16 - Related Parties

We receive consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the years ended December 31, 2006, 2005 and 2004, we incurred fees for these services of $32,000, $10,000 and $23,000, respectively.

Note 17 - Quarterly Financial Data (Unaudited) - See Note 1

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

1st Quarter	2006	2005	2004
Revenue	$4,721	$4,202	$3,186
Gross margin (loss)	1,235	516	(353)
Loss from operations	(4,418)	(3,934)	(3,759)
Net loss	(6,029)	(3,594)	(7,653)
Net loss attributable to common stockholders	(6,114)	(4,965)	(7,727)
Net loss per share - basic and diluted	$(0.13)	$(0.13)	$(0.24)
Weighted average number of common shares - basic and diluted	46,046	39,100	32,363

2nd Quarter
Revenue	$4,981	$4,397	$4,179
Gross margin	1,631	391	107
Loss from operations	(2,022)	(4,553)	(3,803)
Net loss	(3,493)	(4,562)	(3,814)
Net loss attributable to common stockholders	(3,580)	(4,620)	(3,911)
Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.10)
Weighted average number of common shares - basic and diluted	46,207	46,046	37,390

3rd Quarter
Revenue	$4,850	$4,558	$4,383
Gross margin	1,558	883	143
Loss from operations	(1,570)	(4,394)	(4,219)
Net loss	(7)	(4,384)	(4,106)
Net loss attributable to common stockholders	(94)	(4,442)	(4,205)
Net loss per share - basic and diluted	$(0.00)	$(0.10)	$(0.11)
Weighted average number of common shares - basic and diluted	46,361	46,046	37,921

4th Quarter
Revenue	$4,959	$4,578	$4,119
Gross margin (loss)	1,504	961	(49)
Loss from operations	(497)	(3,758)	(5,312)
Net loss	(1,261)	(3,894)	(334)
Net loss attributable to common stockholders	(1,349)	(4,004)	(433)
Net loss per share - basic and diluted	$(0.03)	$(0.09)	$(0.01)
Weighted average number of common shares - basic and diluted	46,350	46,046	37,916

Net loss per share is computed independently for each of the quarters presented. The sum of the quarterly net loss per share figures in the years ended December 31, 2005 and 2004 does not equal the total computed for that year.

Note 18 - March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer. The following is a summary of our March 2006 restructuring activity during the year ended December 31, 2006 (in thousands):

Accrual as of December 31, 2005	$0
Provision for severance	1,200
Less: amounts paid	(988)
Accrual as of December 31, 2006	$212

Note 19 - Commitments and Contingencies

Employment Agreements

We had employment agreements with our prior President and Chief Executive Officer ("CEO") and our prior Executive Vice President and Chief Financial Officer ("CFO"), both of whom left Glowpoint in April 2006. We also have agreements with our Executive Vice President and Chief Technology Officer ("CTO"), who became Chief Operating Officer in March 2006 and then President and Chief Executive Officer in April 2006, our Chief Operating Officer (“COO”) and our Executive Vice President and General Counsel (“GC”) such employment agreements provide for:

President and Chief Executive Officer -We entered into an agreement with the then CTO Michael Brandofino having a three-year term commencing January 1, 2001, which has been subsequently amended numerous times to reflect agreed upon annual base salary, incentive compensation and other stock option grants. Under the amended three year agreement, dated July 1, 2004, the CTO is entitled to an annual base salary in each year, an ability to earn annual incentive compensation in an amount equivalent to forty percent (40%) of his then annual base salary, subject to the achievement of goals and metrics established by the CEO, with such goals and metrics being updated on an annual basis. Compensation expense of $267,000, 253,000 and $249,000 was recorded during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the CTO's agreement stipulates that if we enter into a sale agreement during the term of the agreement and the CTO realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized. The agreement also provides for a grant of an option to purchase 100,000 shares of common stock under the 2000 Plan, with 25% vesting immediately and the remaining options vesting in three equal annual installments at the anniversary date of the agreement. Either we or the CTO may terminate his employment at any time, for any reason or no reason at all; however, if the CTO is terminated without cause or resigns for good reason or if he dies, he is entitled to one year of his then annual base salary and one year of accelerated vesting of the stock options granted under the amended employment agreement. If the CTO's employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked (see Note 20 - Subsequent Events).

Chief Operating Officer - In March 2004, we entered into an employment agreement with Joseph Laezza under which he became the Vice President, Operations (“VPO”). Under the agreement, the VPO is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive compensation in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. In March 2006 he became Chief Operating Officer. Compensation expense of $228,000 was recorded during the year ended December 31, 2006. The agreement also provides for a grant to Mr. Laezza of 55,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on March 11 of each of the following years. Either we or the VPO may terminate his employment at any time, for any reason or no reason at all; however, if the VPO is terminated without cause or resigns for good reason or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If the VPO’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked (see Note 20 - Subsequent Events).

Executive Vice President and General Counsel - In May 2006, we entered into a two-year employment agreement with David Robinson. Under the agreement, the GC is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive compensation in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. Compensation expense of $154,000, was recorded during the year ended December 31, 2006 The agreement also provided for a grant of 200,000 shares of restricted common stock, with 60,000 shares vesting upon commencement of employment and one-third of the remaining restricted shares (or 46,666 shares) vesting annually thereafter. Either we or the GC may terminate his employment at any time, for any reason or no reason at all; however, if the GC is terminated without cause or resigns for good reason or if he dies, he is entitled to six months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If the GC’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Chief Financial Officer - In January 2007 we entered into a two-year employment agreement with Edwin Heinen (see Note 20 - Subsequent Events).

Operating Leases

We lease several facilities under operating leases expiring through 2007. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2006, 2005 and 2004 were $288,000, $299,000 and $304,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31
2007	$287
2008	3
2009	3
$293
Capital Lease Obligations

We lease certain equipment under non-cancelable lease agreements. These leases are accounted for as capital leases. Future minimum lease payments under capital lease obligations at December 31, 2004 of $35,000 were paid during 2005.

Commercial Commitments

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. In certain instances where Glowpoint did not meet the minimum commitments no such penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreement are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Future minimum commercial commitments under carrier agreements are as follows (in thousands):

Year Ending December 31
2007	$3,811
2008	2,131
2009	1,194
$7,136

Note 20 - Subsequent Events

In January 2007, we entered into a two-year employment agreement with Edwin F. Heinen, our Chief Financial Officer. Under the employment agreement, Mr. Heinen is entitled to a base salary of not less than $200,000 per calendar year and, at the discretion of the Board of Directors and based on meeting certain corporate and personal goals, he is eligible to receive an annual incentive bonus of up to 40% of his base salary. The agreement also provides for a grant to Mr. Heinen of 200,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on January 30 of each of the following three years.

In May 2007, we amended the employment agreements of Michael Brandofino, our Chief Executive Officer and President, and Joseph Laezza, our Chief Operating Officer. Mr. Brandofino’s agreement was amended to (i) reflect his title as Chief Executive Officer and President, (ii) grant 400,000 restricted shares of the Company’s common stock, with one-half of such restricted shares vesting on each of May 15, 2009 and May 15, 2011, and (iii) grant an option to purchase 200,000 shares of the Company’s common stock, with one-half of such options vesting immediately and the remaining 100,000 options vesting in equal installments on May 15, 2008, May 15, 2009, and May 15, 2010.

Mr. Laezza’s agreement was amended to (i) reflect his title as Chief Operating Officer, (ii) grant 100,000 restricted shares of the Company’s common stock, with one-half of such restricted shares vesting on each of May 15, 2009 and May 15, 2011, and (iii) grant an option to purchase 250,000 shares of the Company’s common stock, with one-half of such options vesting immediately and the remaining 125,000 options vesting in equal installments on May 15, 2008, May 15, 2009, and May 15, 2010.