Form 10-Q
period 2007-03-31
GLOWPOINT INC
filed 2007-06-26
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

The number of shares outstanding of the registrant’s Common Stock as of June 26, 2007 was 47,209,673.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on June 6, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,290	$2,153
Accounts receivable, net of allowance for doubtful accounts of $132 and $121; respectively	2,350	2,748
Prepaid expenses and other current assets	527	327
Total current assets	5,167	5,228
Property and equipment, net	2,635	2,762
Other assets	273	403
Total assets	$8,075	$8,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,259	$1,957
Accrued expenses	2,205	1,906
Customer deposits	329	102
Accrued sales taxes and regulatory fees	4,210	4,216
Derivative financial instruments	4,956	4,301
10% Senior secured convertible notes, net of discount of $1,652 and $2,280, respectively	5,119	4,326
Deferred revenue	290	288
Total current liabilities	19,368	17,096

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,820 and $3,735, respectively)	2,888	2,888

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 46,750 and 46,390 shares issued and issuable; 46,710 and 46,350 shares outstanding, respectively	5	5
Additional paid-in capital	161,327	161,267
Accumulated deficit	(175,273)	(172,623)
	(13,941)	(11,351)
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ deficit	(14,181)	(11,591)
Total liabilities and stockholders’ deficit	$8,075	$8,393

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$5,661	$4,721
Cost of revenue	3,909	3,486
Gross margin	1,752	1,235

Operating expenses:
Research and development	161	271
Sales and marketing	646	729
General and administrative	1,951	4,653
Total operating expense	2,758	5,653
Loss from operations	(1,006)	(4,418)

Other expense (income):
Interest expense	915	1,638
Interest income	(15)	(4)
(Decrease) increase in fair value of derivative financial instruments	614	(23)
Amortization of deferred financing costs	130	—
Total other expense, net	1,644	1,611
Net loss	(2,650)	(6,029)
Preferred stock dividends	(85)	(85)
Net loss attributable to common stockholders	$(2,735)	$(6,114)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.06)	$(0.13)

Weighted average number of common shares:
Basic and diluted	46,540	46,046

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2007

(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2007	46,390	$5	$161,267	$(172,623)	40	$(240)	$(11,591)
Net loss	—	—	—	(2,650)	—	—	(2,650)
Comprehensive loss	—	—	—	—	—	—	(2,650)
Stock-based compensation	—	—	83	—	—	—	83
Issuance of restricted stock	360	—	62	—	—	—	62
Preferred stock dividends	—	—	(85)	—	—	—	(85)
Balance at March 31, 2007	46,750	$5	$161,327	$(175,273)	40	$(240)	$(14,181)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from Operating Activities:
Net loss	$(2,650)	$(6,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	429	526
Other expense (income) recognized for the increase (decrease) in the estimated fair value of the derivative financial instruments	614	(23)
Amortization of deferred financing costs	130	—
Accretion of discount on 10% Notes	628	—
Beneficial conversion feature for 10% Notes	41	1,586
Stock-based compensation	145	297
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	398	143
Prepaid expenses and other current assets	(200)	85
Other assets	—	6
Accounts payable	302	822
Customer deposits	227	(10)
Accrued expenses, sales taxes and regulatory fees	373	1,623
Deferred revenue	2	(58)
Net cash provided by (cash used) in operating activities	439	(1,032)

Cash flows from Investing Activities:
Purchases of property, equipment and leasehold improvements	(302)	(121)
Net cash used in investing activities	(302)	(121)

Increase (decrease) in cash and cash equivalents	137	(1,153)
Cash and cash equivalents at beginning of period	2,153	2,023
Cash and cash equivalents at end of period	$2,290	$870

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$1	$—

Non-cash investing and financing activities:
Preferred stock dividends	$85	$85
Additional 10% Notes issued as payment for interest	165	—
Deferred financing costs for 10% Notes incurred by issuance of placement agent warrants	—	279
Proceeds from March 2006 financing not yet received	—	5,179

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(Unaudited)

Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us”), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support any of the telepresence solutions on the market today.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $2,735,000 for the three months ended March 31, 2007. At March 31, 2007, we had a working capital deficit of $14,201,000. Excluding $657,000 of one-time customer deposits and an early payment for services provided in March, we would have had $1,633,000 in cash and cash equivalents at March 31, 2007 and cash used in operating activities of $218,000 for the three months ended March 31, 2007. Additionally, the 10% Senior Secured Convertible Notes (the “10% Notes”) (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 7). Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes, we believe that our available capital as of March 31, 2007 will enable us to continue as a going concern through March 31, 2008. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes. If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the consolidated financial statements for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for sales taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of financial instruments. There have been no changes to our critical accounting policies in the three months ended March 31, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiaries, GP Communications LLC, AllComm Products Corporation and VTC Resources, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from 2006 have been reclassified to conform to the 2007 presentation.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2007 and 2006 periods, no impairment losses were indicated or recorded.

Derivative Financial Instruments

The Company’s objectives in using debt related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes formula where applicable and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense in the statement of operations.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the three months ended March 31, 2007 and 2006, we incurred fees for these services of $3,000 and $0, respectively.

Software Development Costs

The company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company capitalized $73,000 and $0 of software development costs for the three months ended March 31, 2007 and 2006, respectively.

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

The Company has adopted SFAS No. 123R using the modified prospective method which requires that share-based expense recognized includes: (a) earned share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) earned share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there is no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s December 31, 2006 financial statements do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payments programs.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.7%	4.3%
Expected option lives	5 Years	5 Years
Expected volatility	99.3%	96.1%
Estimated forfeiture rate	10%	30%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.45	$0.45

Expected volatility was calculated using the historical volatility of the Company. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the three months ended March 31, 2007 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2007	5,100	$2.26	3,664	$2.86
Granted	34	0.59
Exercised	—	—
Expired	(1,360)	2.95
Forfeited	(148)	1.61
Options outstanding, March 31, 2007	3,626	$2.02	2,230	$2.84

At March 31, 2007, there was $114,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.72 years.

The Company has recorded $83,000 and $142,000 related to its stock option compensation in general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2007 and 2006. No compensation costs were capitalized as part of the cost of an asset. The intrinsic value of stock options granted in the three months ended, and as of March 31, 2007 and 2006 was $2,000 and $0, respectively.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of March 31, 2007, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2007	317	$0.71
Granted	360	0.62
Vested	(97)	1.35
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2007	580	$0.53

The Company has recorded $62,000 and $155,000 related to its restricted stock compensation in general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2007 and 2006, respectively. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2007 and 2006 is the same as basic loss per share. Potential shares of common stock associated with 17,956,000 and 20,777,000 outstanding options and warrants, 1,729,000 and 1,699,000 shares issuable upon the conversion of our Series B convertible preferred stock and 13,542,000 and 11,330,000 shares issuable upon conversion of the 10% Notes as of March 31, 2007 and 2006, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 4 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,223,000 and $1,236,000 as of March 31, 2007 and December 31, 2006. We recognized other income of $13,000 and $23,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 5 - 10% Senior Secured Convertible Notes

10% Senior Secured Convertible Notes and 10% Note Discount

In March and April 2006, we issued our 10% Senior Secured Convertible Notes (“10% Notes”) in a private placement to private investors. Activity for the 10% Notes and 10% Notes discount during the three months ended, and as of March 31, 2007, was as follows (in thousands):

	Dec. 31, 2006	Activity	Mar. 31, 2007
Principal of 10% Notes:
March 2006 financing	$5,665	$—	$5,665
April 2006 financing	515	—	515
Additional 10% Notes	426	165	591
	6,606	165	6,771
Discount:
Derivative financial instrument - Series A Warrants	(2,873)	—	(2,873)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	(766)
	(3,639)	—	(3,639)
Accretion of discount	1,359	628	1,987
	(2,280)	628	(1,652)
10% Notes, net of discount	$4,326	$793	$5,119

In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our 10% Notes and Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share. The warrants are subject to certain anti-dilution protection. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,585,000 net proceeds of the March and April 2006 financings are being used to support our corporate restructuring program and for working capital.

The 10% Notes bear interest at 10% per annum, increasing to 12% in April 2007 and mature on September 30, 2007. They are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the 10% Notes in cash or additional 10% Notes. The Series A warrants are exercisable for a period of 5 years.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the 10% Notes in March and April 2006 will be allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 financings $766,000 of the proceeds was attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification will be treated as a discount of the 10% Notes and expensed, using the imputed interest method, over the 18 month period to the 10% Note’s maturity date.

During the three months ended March 31, 2007 and 2006 the accretion of discount was $628,000 and $0, respectively.

Financing Costs

The financing costs, which were included in the other assets in the accompanying balance sheets, and accumulated amortization as of March 31, 2007, are as follows (in thousands):

March 31, 2007
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$480
Other financing costs	115
595

Placement agent warrants - Burnham Hill Partners	296

Financing costs charged to additional paid in capital	(110)
Total financing costs	781
Accumulated amortization	(519)
$262

The financing costs are being amortized over the 18 month period through September 30, 2007, the maturity date of the 10% Notes. During the three months ended March 31, 2007 and 2006 the amortization of financing costs was $130,000 and $0, respectively.

Accounting for Conversion Feature and Series A Warrant Derivative Liabilities

Activity for derivative liabilities during the quarter ended March 31, 2007 and December 31, 2006, was as follows (in thousands):

	Dec. 31, 2006	Additions	Increase (decrease) in Fair Value	Mar. 31, 2007
Derivative financial instrument - February 2004 capital raise	$1,236	$—	$(13)	$1,223
Derivative financial instrument - Beneficial conversion feature - 10% notes	1,666	41	—	1,707
Derivative financial instrument - Series A Warrants	1,399	—	627	2,026
	$4,301	$41	$614	$4,956

We accounted for the convertibility of the 10% Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. Accordingly, the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a 10% Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the 10% Notes and accrued interest or the value if the 10% Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the 10% Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. During the three months ended March 31, 2007 and 2006 unpaid interest on the 10% Notes was paid in additional 10% Notes and the estimated fair value of the derivative liability and an expense of $41,000 and $0 was recognized, respectively. We estimated the fair value of the derivative liability as of March 31, 2007 and December 31, 2006 to be $1,707,000 and $1,666,000, respectively.

We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of March 31, 2007 and December 31, 2006 to be $2,026,000 and $1,399,000, respectively. During the three months ended March 31, 2007 and 2006 we recognized an expense of $627,000 and $0 respectively for the increase in the derivative liability.

Note 6 - Interest Expense

The components of interest expense for the three months ended March 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Accretion of discount on 10% Notes	$628	$—
Interest on 10% Notes	167	—
Beneficial conversion feature - 10% Notes	41	1,586
Interest expense for sales and use taxes and regulatory fees	78	52
Other interest expense	1	—
	$915	$1,638

Note 7- March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As of March 31, 2007 the unpaid portion was $14,000. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006.

Note 8 - Commitments and Contingencies

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. In certain instances where Glowpoint did not meet the minimum commitments no such penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreement are similar to those offered by other carriers. Glowpoint is in discussion with one carrier where the Company’s computation differs from that of the Carrier. Glowpoint believes that it will ultimately complete negotiations with the Carrier that will result in no penalty under the current arrangement. Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us”)., a Delaware corporation and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us”), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. We offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. Recently, with the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support any of the telepresence solutions on the market today.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

Results of Operations

The following table sets forth for the three months ended March 31, 2007 and 2006; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	69.1	73.8
Gross margin	30.9	26.2

Operating expenses:
Research and development	2.8	5.7
Sales and marketing	11.4	15.4
General and administrative	34.5	98.6
Total operating expenses	48.7	119.7
Loss from operations	(17.8)	(93.5)
Other expense (income):
Interest expense	16.2	34.6
Amortization of deferred financing costs	2.3	──
Increase (decrease) in fair value of derivative financial instruments	10.8	(0.5)
Interest income	(0.3)	──
Total other expense, net	29.0	34.1
Net loss	(46.8)	(127.6)
Preferred stock dividends	(1.5)	(1.8)
Net loss attributable to common stockholders	(48.3)%	(129.4)%

Three Months Ended March 31, 2007 (the “2007 quarter”) Compared to Three Months Ended March 31, 2006 (the “2006 quarter”).

Revenue - Revenue increased $940,000, or 19.9%, in the 2007 quarter to $5,661,000 from $4,721,000 in the 2006 quarter. Subscription and related revenue increased $268,000, or 8.4%, in the 2007 quarter to $3,444,000 from $3,176,000 in the 2006 quarter.  The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.   Non-subscription revenue consisting of bridging, services, special events and other one-time fees increased $672,000 in the 2007 quarter to $2,217,000 from $1,545,000 in the 2006 quarter.  The primary cause was $430,000 of one-time integration services on equipment required by a broadcast customer as part of the implementation of their two-year agreement.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a broadcast customer and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to a broadcast customer at cost and the related costs are included in cost of revenue.  In addition, bridging services increased $180,000, or 27.4%, in the 2007 quarter to $837,000 from $657,000 in the 2006 quarter.  This was a result of a concerted effort by the company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

Cost of revenue - Cost of revenue for the 2007 quarter increased $423,000, or 12.1%, to $3,909,000 from $3,486,000 in the 2006 quarter. The primary components of this increase were $436,000 of sales taxes and regulatory fees that until the fourth quarter of 2006 were not properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees were being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. The other component was $430,000 of one-time integration services on equipment required by a broadcast customer, discussed in the revenue section. These increases were partially offset by the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible.

Gross margin - Gross margin for the 2007 quarter increased by $517,000, or 41.9%, to $1,752,000 from $1,235,000 in the 2006 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 30.9% in the 2007 quarter from 26.2% in the 2006 quarter. Excluding the broadcast customer integration transaction our gross margin percentage is 33.5% in the 2007 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $110,000, or 40.6% in the 2007 quarter to $161,000 from $271,000 in the 2006 quarter. Salaries and benefits were reduced $51,000 as a result of the corporate restructuring that took place in March 2006. In addition, we capitalized $57,000 of software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. As a percentage of revenue, it was 2.8% for the 2007 quarter, 5.7% for the 2006 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, were reduced by $83,000, or 11.4%, in the 2007 quarter to $646,000 from $729,000 in the 2006 quarter. Salaries and benefits were reduced $76,000 as a result of the corporate restructuring that took place in March 2006 and consultant fees decreased by $20,000. These reductions were partially offset by an $18,000 increase in agent commissions. Sales and marketing expense, as a percentage of revenue, was 11.4% for the 2007 quarter and 15.4% for the 2006 quarter.

General and administrative - General and administrative expenses decreased by $2,702,000, or 58.1%, in the 2007 quarter to $1,951,000 from $4,653,000 in the 2006 period. The primary components of this decrease were reductions of $1,200,000 for the accrual of the March 2006 restructuring program, $503,000 of salaries and benefits as a result of the March 2006 restructuring program, $417,000 in professional fees related to the restatements of prior period financial statements, $313,000 of accrued sales taxes and regulatory fees that are now included in cost of revenue, $152,000 in the amortization of deferred compensation related to option grants and restricted stock held by employees eliminated in the March 2006 restructuring and $93,000 of equipment rental. General and administrative expenses as a percentage of revenue were 34.5% in the 2007 quarter and 98.6% in the 2006 quarter.

Other expense (income) - Other expense in the 2007 quarter of $1,644,000 principally reflects interest expense of $915,000 which is comprised of $628,000 for the accretion of the discount related to the 10% Notes, $167,000 of accrued interest expense related to the 10% Notes, $41,000 for the expensing of the beneficial conversion feature related to additional 10% Notes, $78,000 of interest related to sales and use taxes and regulatory fees and $1,000 of other interest. The $614,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants and a decrease related to the February 2004 capital raise. Amortization of deferred financing costs incurred in connection with the 10% Notes was $130,000. Those expenses are partially offset by a $15,000 of interest income. Other expense in the 2006 quarter of $1,611,000 principally reflects interest expense of $1,638,000 which is comprised of $1,586,000 for the expensing of the beneficial conversion feature related to the 10% Notes and interest related to sales and use taxes and regulatory fees of $52,000 reduced by a $23,000 decrease in the fair value of derivative financial instruments related to the February 2004 capital raise and interest income of $4,000.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended March 31, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $3,379,000, or 56.0%, to $2,650,000 in the 2007 quarter from $6,029,000 in the 2006 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $85,000 for the 2007 quarter and $85,000 for the 2006 quarter.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $3,379,000, or 55.3% in the 2007 quarter to $2,735,000, or $0.06 per basic and diluted share from $6,114,000, or $0.13 per basic and diluted share, in the 2006 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $2,735,000 for the three months ended March 31, 2007. At March 31, 2007, we had a working capital deficit of $14,201,000. Excluding $657,000 of one-time customer deposits and an early payment for services provided in March, we would have had $1,633,000 in cash and cash equivalents at March 31, 2007 and cash used in operating activities of $218,000 for the three months ended March 31, 2007. Additionally, the 10% Notes (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. In March 2006 we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 7). Assuming we realize all of the savings from our restructured operating activities, assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the 10% Notes, we believe that our available capital as of March 31, 2007 will enable us to continue as a going concern through March 31, 2008. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able renegotiate the terms and maturity date of the 10% Notes. If we are unable to renegotiate the maturity of the 10% Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Net cash provided by operating activities was $439,000 for the 2007 quarter. The primary components of the net cash provided by operations were $675,000 for an increase in accounts payable and accrued expenses, sales taxes and regulatory fees, $628,000 for the accretion of the discount on the 10% Notes, $614,000 for the increase in the fair value of derivative financial instruments, $429,000 of depreciation and amortization, $398,000 for a decrease in accounts receivable, $227,000 for an increase in customer deposits, $145,000 of stock-based compensation, $130,000 for the amortization of deferred financing costs and $41,000 for expensing the beneficial conversion on the additional 10% Notes. These were partially offset by $2,650,000 for the net loss, $200,000 for in increase in prepaid expenses and other current assets. The cash provided by operating activities includes the effects of $657,000 of customer deposits and an early payment for services provided in March.

During the quarter ended March 31, 2007, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2007 quarter for the purchase of property, equipment and leasehold improvements was $302,000. We have no commitments to make significant capital expenditures in 2007.

Commitments and Contingencies

During the three months ended March 31, 2007, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007. The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
10% Notes	$6,771	$6,771	$—	$—	$—
Derivative liabilities	4,956	4,956	—	—	—
Operating lease obligations	213	207	6	—	—
Commercial commitments	6,080	3,343	2,737	—	—
Total	$18,020	$15,277	$2,743	$—	$—

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

Item 4. Controls and Procedures

During the 2007 and 2006 periods covered by this report we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including insufficient number of technical accounting and public company reporting personnel in the finance department and lack of an externally maintained warrant registry.

Our current management team has instituted improved internal accounting controls, used outside resources with technical accounting and public company experience to assist the finance department while we attempt to hire employees with that type of experience and maintain the warrant registry internally. We are continuing to evaluate and improve our internal control procedures, where applicable.

Another material weakness is that the Company does not release timely financial information to the general public. The restatements of prior periods delayed the filing of current periods and Management is in the process of hiring additional staff to assist in completing the prior financial statements to allow the Company to focus on, and issue, current financial statements.

There were no other changes in the internal controls during the 2007 period.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently defending any suit or claim.

Item 1A. Risk Factors

The risk factors set forth in Item 1A of our 2006 Form 10-K filed on June 6, 2007, are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of securities in the past three years that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company will have its 2007 Annual Meeting of Stockholders on Tuesday, August 14, 2007.  Holders of record on July 6, 2007 will be mailed a proxy, Annual Report on Form 10-K, and meeting details.  Any stockholder who intends to present a proposal at the 2007 Annual Meeting of Stockholders must deliver the proposal to the Corporate Secretary, Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205, no later than July 9, 2007 if such proposal is to be considered for inclusion in our proxy materials for that meeting.  Our by-laws provide that, in order for a stockholder to propose business for consideration at an annual meeting of stockholders and in the event the meeting date is not within 30 days of the anniversary date of our last meeting, the stockholder must give written notice to our Corporate Secretary at our principal executive offices not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date the annual meeting was made, whichever occurs first.  Public disclosure of the annual meeting date is hereby first made on June 26, 2007 on this Form 10-Q.

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

GLOWPOINT, INC. Registrant

Date: June 26, 2007	By:	/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: June 26, 2007	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)