Form 10-Q
period 2007-06-30
GLOWPOINT INC
filed 2007-08-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware	77-0312442
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Number)

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

Yes  ☒       No ☐

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

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2007 was 47,509,673.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on June 6, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$712	$2,153
Accounts receivable, net of allowance for doubtful accounts of $136 and $121; respectively	2,712	2,748
Prepaid expenses and other current assets	476	327
Total current assets	3,900	5,228
Property and equipment, net	2,530	2,762
Other assets	318	403
Total assets	$6,748	$8,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,575	$1,957
Accrued expenses	2,206	1,906
Customer deposits	109	102
Accrued sales taxes and regulatory fees	4,130	4,216
Derivative financial instruments	5,401	4,301
Senior secured convertible notes, net of discount of $900 and $2,280, respectively	6,067	4,326
Deferred revenue	267	288
Total current liabilities	20,755	17,096

Preferred stock, $.0001 par value; 5,000 shares authorized and redeemable; 0.120 Series B shares issued and outstanding, (stated value of $2,888; liquidation value of $3,907 and $3,735, respectively)	2,888	2,888

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 100,000 shares authorized; 47,550 and 46,390 shares issued and issuable; 47,510 and 46,350 shares outstanding, respectively	5	5
Additional paid-in capital	161,645	161,267
Accumulated deficit	(178,305)	(172,623)
	(16,655)	(11,351)
Less: Treasury stock, 40 shares at cost	(240)	(240)
Total stockholders’ deficit	(16,895)	(11,591)
Total liabilities and stockholders’ deficit	$6,748	$8,393

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenue	$11,508	$9,702	$5,847	$4,981
Cost of revenue	7,806	6,836	3,897	3,350
Gross margin	3,702	2,866	1,950	1,631

Operating expenses:
Research and development	325	474	164	203
Sales and marketing	1,477	1,374	831	645
General and administrative	4,339	7,458	2,388	2,805
Total operating expense	6,141	9,306	3,383	3,653
Loss from operations	(2,439)	(6,440)	(1,433)	(2,022)

Other expense (income):
Interest expense	2,004	2,415	1,089	777
Interest income	(28)	(41)	(13)	(37)
Increase in fair value of derivative financial instruments	1,006	579	392	602
Amortization of deferred financing costs	261	129	131	129
Total other expense, net	3,243	3,082	1,599	1,471
Net loss	(5,682)	(9,522)	(3,032)	(3,493)
Preferred stock dividends	(172)	(172)	(87)	(87)
Net loss attributable to common stockholders	$(5,854)	$(9,694)	$(3,119)	$(3,580)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.13)	$(0.21)	$(0.07)	$(0.08)

Weighted average number of common shares:
Basic and diluted	46,762	46,127	46,982	46,207

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three Months Ended June 30, 2007

(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2007	46,390	$5	$161,267	$(172,623)	40	$(240)	$(11,591)
Net loss	—	—	—	(5,682)	—	—	(5,682)
Comprehensive loss	—	—	—	—	—	—	(5,682)
Stock-based compensation - options	—	—	274	—	—	—	274
Stock-based compensation - restricted stock	1,160	—	276	—	—	—	276
Preferred stock dividends	—	—	(172)	—	—	—	(172)
Balance at June 30, 2007	47,550	$5	$161,645	$(178,305)	40	$(240)	$(16,895)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from Operating Activities:
Net loss	$(5,682)	$(9,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779	1,013
Expense recognized for the increase in the estimated fair value of the derivative financial instruments	1,006	579
Amortization of deferred financing costs	261	129
Accretion of discount on Convertible Notes	1,380	369
Beneficial conversion feature for Convertible Notes	94	1,768
Loss on disposal of equipment	8	30
Stock-based compensation	550	530
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	36	(145)
Prepaid expenses and other current assets	(149)	23
Other assets	(176)	205
Accounts payable	618	692
Customer deposits	7	—
Accrued expenses, sales taxes and regulatory fees	403	1,104
Deferred revenue	(21)	(74)
Net cash used in operating activities	(886)	(3,299)

Cash flows from Investing Activities:
Proceeds from disposal of property and equipment	—	27
Purchases of property and equipment	(555)	(478)
Net cash used in investing activities	(555)	(451)

Cash flows from Financing Activities:
Proceeds from issuance of Convertible Notes, net of financing costs of $595	—	5,585
Net cash provided by financing activities	—	5,585

(Decrease) increase in cash and cash equivalents	(1,441)	1,835
Cash and cash equivalents at beginning of period	2,153	2,023
Cash and cash equivalents at end of period	$712	$3,858

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$2	$—

Non-cash investing and financing activities:
Preferred stock dividends	$172	$172
Additional Convertible Notes issued as payment for interest	361	103
Deferred financing costs for Convertible Notes incurred by issuance of placement agent warrants	—	296

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $5,854,000 for the six months ended June 30, 2007. At June 30, 2007, we had a working capital deficit of $16,855,000. We had $712,000 in cash and cash equivalents at June 30, 2007 and cash used in operating activities of $886,000 for the six months ended June 30, 2007. Additionally, the Senior Secured Convertible Notes (the “Convertible Notes”) (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the Convertible Notes, we believe that our available capital as of June 30, 2007 will enable us to continue as a going concern through June 30, 2008. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Convertible Notes. If we are unable to renegotiate the maturity of the Convertible Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 2007 and for the six and three months ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the six and three months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007. The results for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the consolidated financial statements for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for sales taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of financial instruments. There have been no changes to our critical accounting policies in the six and three months ended June 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

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

Derivative Financial Instruments

The Company’s objectives in using debt related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense in the statement of operations.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the six and three months ended June 30, 2007 we incurred fees for these services of $51,000 and $48,000, respectively. For the six and three months ended June 30, 2006 we incurred fees for these services of $19,000 and $19,000, respectively.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product and until a product is available for release to customers. The Company capitalized $126,000 and $53,000 of software development costs for the six and three months ended June 30, 2007, respectively and no costs in the 2006 periods. Software development costs will be amortized over two years starting upon the sale of the product.

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The tax returns for the years ending December 31, 2003, 2004 and 2005 are currently open and the tax return for the year ended December 31, 2006 will be filed in September 2007. There are no unrecognized tax benefits as of June 30, 2007. The adoption of FIN 48 in the first quarter of 2007 had no material impact on the Company’s consolidated financial statements.

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

The Company has adopted SFAS No. 123R using the modified prospective method which requires that share-based expense recognized includes: (a) earned share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) earned share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there was no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s December 31, 2006 financial statements do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R, and the Company did not change the quantity, type or payment arrangements of any share-based payments programs.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the six and three months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.7%	4.8%	4.7%	4.9%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	99.8%	95.4%	99.8%	95.3%
Estimated forfeiture rate	10%	30%	10%	30%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.43	$0.30	$0.43	$0.29

Expected volatility was calculated using the historical volatility of the Company. The expected term of the options is estimated based on the Company’s historical exercise and forfeiture rates. The forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms equaling the expected option lives. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding during the six months ended, and as of June 30, 2007, with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2007	5,100	$2.26	3,664	$2.86
Granted	911	0.57
Exercised	—	—
Expired	(1,360)	2.95
Forfeited	(685)	2.88
Options outstanding, June 30, 2007	3,966	$1.53	2,262	$2.15

At June 30, 2007, there was $71,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.85 years.

The Company has recorded $274,000 and $191,000 related to its stock option compensation in general and administrative expenses for the six and three months ended June 30, 2007, respectively. The Company has recorded $257,000 and $115,000 for the six and three months ended June 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2007 and 2006. No compensation costs were capitalized as part of the cost of an asset. The intrinsic value of stock options granted in the six months ended, and as of June 30, 2007 and 2006 was $78,000 and $0, respectively.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the six months ended, and as of June 30, 2007, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2007	317	$0.71
Granted	1,160	0.57
Vested	(484)	0.69
Forfeited	—	—
Unvested restricted shares outstanding, June 30, 2007	993	$0.53

The Company has recorded $276,000 and $214,000 related to its restricted stock compensation in general and administrative expenses for the six and three months ended June 30, 2007, respectively. The Company has recorded $273,000 and $118,000 for the six and three months ended June 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2007 and 2006, respectively. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six and three months ended June 30, 2007 and 2006 is the same as basic loss per share. Potential shares of common stock associated with 18,295,000 and 20,943,000 outstanding options and warrants, 1,729,000 and 1,729,000 shares issuable upon the conversion of our Series B convertible preferred stock and 13,935,000 and 13,214,000 shares issuable upon conversion of the Convertible Notes as of June 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 4 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,223,000 and $1,236,000 as of June 30, 2007 and December 31, 2006, respectively. We recognized other income of $13,000 and $0 for the six and three months ended June 30, 2007, respectively.  We recognized other income of $26,000 and $3,000 for the six and three months ended June 30, 2006, respectively.

Note 5 - Senior Secured Convertible Notes

Senior Secured Convertible Notes and Convertible Note Discount

In March and April 2006, we issued our Senior Secured Convertible Notes (“Convertible Notes”) in a private placement to private investors. Activity for the Convertible Notes and Convertible Notes discount during the six months ended, and as of June 30, 2007, was as follows (in thousands):

	Dec. 31, 2006	Activity	June 30, 2007
Principal of Convertible Notes:
March 2006 financing	$5,665	$—	$5,665
April 2006 financing	515	—	515
Additional Convertible Notes	426	361	787
	6,606	361	6,967
Discount:
Derivative financial instrument - Series A Warrants	(2,873)	—	(2,873)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	(766)
	(3,639)	—	(3,639)
Accretion of discount	1,359	1,380	2,739
	(2,280)	1,380	(900)
Convertible Notes, net of discount	$4,326	$1,741	$6,067

In the March and April 2006 transactions, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our Convertible Notes and Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share. The warrants are subject to certain anti-dilution protection. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants will be 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,585,000 net proceeds of the March and April 2006 financings are being used to support our corporate restructuring program and for working capital.

The Convertible Notes bear interest at 10% per annum, increasing to 12% in April 2007 and mature on September 30, 2007. They are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the Convertible Notes in cash or additional Convertible Notes. The Series A warrants are exercisable for a period of 5 years.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in this offering to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the Convertible Notes in March and April 2006 will be allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 financings $766,000 of the proceeds was attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification will be treated as a discount of the Convertible Notes and expensed, using the imputed interest method, over the 18 month period to the Convertible Note’s maturity date.

During the six and three months ended June 30, 2007 the accretion of discount was $1,380,000 and $752,000, respectively. During the six and three months ended June 30, 2006 the accretion of discount was $369,000.

Financing Costs

The financing costs, which were included in the other assets in the accompanying consolidated balance sheets, and accumulated amortization as of June 30, 2007, are as follows (in thousands):

June 30, 2007
Cash financing costs:
Placement agent fees – Burnham Hill Partners	$480
Other financing costs	115
595
Non-cash financing costs:
Placement agent warrants – Burnham Hill Partners	296

Financing costs charged to additional paid in capital	(110)
Total financing costs	781
Accumulated amortization	(650)
$131

The financing costs are being amortized over the 18 month period through September 30, 2007, the maturity date of the Convertible Notes. During the six and three months ended June 30, 2007 the amortization of financing costs was $261,000 and $131,000, respectively. During the six and three months ended June 30, 2006 the amortization of financing costs was $129,000.

Accounting for Conversion Feature and Series A Warrant Derivative Liabilities

Activity for derivative liabilities during the quarter ended June 30, 2007 and December 31, 2006, was as follows (in thousands):

	Dec. 31, 2006	Additions	Increase (decrease) in Fair Value	June 30, 2007
Derivative financial instrument – February 2004 capital raise	$1,236	$—	$(13)	$1,223
Derivative financial instrument – Beneficial conversion feature – Convertible Notes	1,666	94	—	1,760
Derivative financial instrument – Series A Warrants	1,399	—	1,019	2,418
	$4,301	$94	$1,006	$5,401

We accounted for the convertibility of the Convertible Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Convertible Promissory Note, under certain circumstances. Accordingly, the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a Convertible Notes holder if payment is required. The prepayment amount is the greater of 125% of the value of the Convertible Notes and accrued interest or the value if the Convertible Notes and accrued interest are converted at $0.50 per share and then multiplied by the then current stock price. Since the Convertible Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. We estimated the fair value of the derivative liability as of June 30, 2007 and December 31, 2006 to be $1,760,000 and $1,666,000, respectively. During the six and three months ended June 30, 2007 unpaid interest on the Convertible Notes was paid in additional Convertible Notes and the estimated fair value of the derivative liability and an expense of $94,000 and $53,000 was recognized, respectively. During the six and three months ended June 30, 2006 we recognized $1,715,000 and $129,000, respectively, for the estimated fair value of the derivative liability of the Convertible Notes when they were issued. In addition, unpaid interest on the Convertible Notes was paid in additional Convertible Notes and the estimated fair value of the derivative liability and an expense of $53,000 was recognized for the six and three months ended June 30, 2006.

We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of June 30, 2007 and December 31, 2006 to be $2,418,000 and $1,399,000, respectively. During the six and three months ended June 30, 2007 we recognized an expense of $1,019,000 and $392,000, respectively for the increase in the derivative liability. During the six and three months ended June 30, 2006 we recognized an expense of $219,000 for the increase in the derivative liability.

Note 6 - Interest Expense

The components of interest expense for the six and three months ended June 30, 2007 and 2006 are presented below (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Accretion of discount on Convertible Notes	$1,380	$369	$752	$369
Interest on Convertible Notes	374	155	207	155
Beneficial conversion feature – Convertible Notes	94	1,768	53	182
Interest expense for sales and use taxes and regulatory fees	154	123	76	71
Other interest expense	2	—	1	—
	$2,004	$2,415	$1,089	$777

Note 7- March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, approximately $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and were paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. There is no outstanding liability at June 30, 2007.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended June 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

Results of Operations

The following table sets forth for the six and three months ended June 30, 2007 and 2006; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Six Months Ended June 30,		(Unaudited) Three Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.8	70.5	66.6	67.3
Gross margin	32.2	29.5	33.4	32.7

Operating expenses:
Research and development	2.8	4.9	2.8	4.1
Sales and marketing	12.8	14.2	14.2	12.9
General and administrative	37.7	76.9	40.8	56.3
Total operating expenses	53.3	96.0	57.8	73.3
Loss from operations	(21.1)	(66.5)	(24.4)	(40.6)
Other expense (income):
Interest expense	17.4	24.8	18.6	15.5
Interest income	(0.2)	(0.4)	(0.2)	(0.7)
Increase in fair value of derivative financial instruments	8.7	6.0	6.7	12.1
Amortization of deferred financing costs	2.3	1.3	2.2	2.6
Total other expense, net	28.2	31.7	27.3	29.5
Net loss	(49.3)	(98.2)	(51.7)	(70.1)
Preferred stock dividends	(1.5)	(1.8)	(1.5)	(1.7)
Net loss attributable to common stockholders	(50.8)%	(100.0)%	(53.2)%	(71.8)%

Six Months Ended June 30, 2007 (the “2007 period”) Compared to Six Months Ended June 30, 2006 (the “2006 period”).

Revenue - Revenue increased $1,806,000, or 18.6%, in the 2007 period to $11,508,000 from $9,702,000 in the 2006 period. Subscription and related revenue increased $757,000, or 11.8%, in the 2007 period to $7,185,000 from $6,428,000 in the 2006 period.  The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.   Non-subscription revenue consisting of bridging, services, special events and other one-time fees increased $1,049,000, or 32,0%, in the 2007 period to $4,323,000 from $3,274,000 in the 2006 period.  The primary causes were $672,000 of one-time integration services on equipment required by broadcast customers as part of the implementation of their two-year agreements.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of the broadcast customers and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to the broadcast customers at cost plus a slight mark-up and the related costs are included in cost of revenue. In addition, bridging services increased $360,000, or 28.4%, in the 2007 period to $1,628,000 from $1,268,000 in the 2006 period.  This was a result of a concerted effort by the Company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

Cost of revenue - Cost of revenue for the 2007 period increased $970,000, or 14.2%, to $7,806,000 from $6,836,000 in the 2006 period. The primary components of this increase were $907,000 of sales taxes and regulatory fees that until the fourth period of 2006 were not properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees were being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. Another increase was for $656,000 of one-time integration services on equipment required by broadcast customers, discussed in the revenue section. These increases were partially offset by $439,000 of savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and a $186,000 reduction in depreciation costs.

Gross margin - Gross margin for the 2007 period increased $836,000, or 29.2%, to $3,702,000 from $2,866,000 in the 2006 period. The savings discussed in Cost of Revenue section caused our gross margin to increase to 32.2% in the 2007 period from 29.5% in the 2006 period. Excluding the broadcast customers integration transactions our gross margin percentage is 34.0% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased $149,000, or 31.4% in the 2007 period to $325,000 from $474,000 in the 2006 period. Salaries and benefits were reduced $37,000 as a result of the corporate restructuring that took place in March 2006. In addition, we capitalized $103,000 of software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. Research and development expenses, as a percentage of revenue were 2.8% for the 2007 period and 4.9% for the 2006 period.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased $103,000, or 7.5%, in the 2007 period to $1,477,000 from $1,374,000 in the 2006 period. The primary components of the increase were $104,000 for marketing and trade show expenses, $40,000 for contract employees and $25,000 for agent commissions. These increases were partially offset by reductions of $46,000 for salaries and benefits as a result of the corporate restructuring that took place in March 2006 and $13,000 of consultant fees. Sales and marketing expenses, as a percentage of revenue, were 12.8% for the 2007 period and 14.2% for the 2006 period.

General and administrative - General and administrative expenses decreased $3,119,000, or 41.8%, in the 2007 period to $4,339,000 from $7,458,000 in the 2006 period. The primary components of this decrease were reductions of $1,200,000 for the accrual of the March 2006 restructuring program, $629,000 of accrued sales taxes and regulatory fees that are now included in cost of revenue, $572,000 of salaries and benefits as a result of the March 2006 restructuring program, $556,000 in professional fees related to the restatements of 2004 and 2005 financial statements, $141,000 of equipment rental, maintenance and repairs, $35,000 of depreciation, $34,000 of supplies and $22,000 of losses from disposals of equipment. These reductions were partially offset by increases of $49,000 in consulting expenses and $28,000 in insurance. General and administrative expenses, as a percentage of revenue were 37.7% in the 2007 period and 76.9% in the 2006 period.

Other expense (income) - Other expense (income) increased $161,000, or 5.2%, in the 2007 period to $3,243,000 from $3,082,000 in the 2006 period. The primary components of this growth were increases of $1,011,000 for the accretion of discount related to the Convertible Notes entered into in March and April 2006, $427,000 for changes in the fair value of derivative financial instruments related to the Series A warrants and the February 2004 financing, $219,000 of accrued interest expense related to the Convertible Notes, $132,000 of amortization of deferred financing costs incurred in connection with the Convertible Notes and $31,000 of accrued interest related to sales and use taxes and regulatory fees. Those increases were partially offset by a $1,675,000 reduction in the expensing of the beneficial conversion feature related to additional Convertible Notes.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the six months ended June 30, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased $3,840,000, or 40.3%, to $5,682,000 in the 2007 period from $9,522,000 in the 2006 period.

Preferred stock dividends - We recognized preferred stock dividends of $172,000 for the 2007 and 2006 periods.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased $3,840,000, or 39.6%, in the 2007 period to $5,854,000, or $0.13 per basic and diluted share from $9,694,000, or $0.21 per basic and diluted share, in the 2006 period.

Three Months Ended June 30, 2007 (the “2007 quarter”) Compared to Three Months Ended June 30, 2006 (the “2006 quarter”).

Revenue - Revenue increased $866,000, or 17.4%, in the 2007 quarter to $5,847,000 from $4,981,000 in the 2006 quarter. Subscription and related revenue increased $486,000, or 14.9%, in the 2007 quarter to $3,738,000 from $3,252,000 in the 2006 quarter.  The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.   Non-subscription revenue consisting of bridging, services, special events and other one-time fees increased $380,000, or 22.0%, in the 2007 quarter to $2,109,000 from $1,729,000 in the 2006 quarter.  The primary causes were $242,000 of one-time integration services on equipment required by a broadcast customer as part of the implementation of their two-year agreement.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a broadcast customer and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to the broadcast customer at cost plus a slight mark-up and the related costs are included in cost of revenue. In addition, bridging services increased $180,000, or 29.5%, in the 2007 quarter to $791,000 from $611,000 in the 2006 quarter.  This was a result of a concerted effort by the Company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

Cost of revenue - Cost of revenue for the 2007 quarter increased $547,000, or 16.3%, to $3,897,000 from $3,350,000 in the 2006 quarter. The primary components of this increase were $471,000 of sales taxes and regulatory fees that until the fourth quarter of 2006 were not properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees were being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. Another increase was for $226,000 of one-time integration services on equipment required by a broadcast customer, discussed in the revenue section. These increases were partially offset by $60,000 of savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and by an $111,000 reduction in depreciation costs.

Gross margin - Gross margin for the 2007 quarter increased $319,000, or 19.6%, to $1,950,000 from $1,631,000 in the 2006 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 33.4% in the 2007 quarter from 32.7% in the 2006 quarter. Excluding the broadcast customers integration transaction our gross margin percentage is 34.5% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development expenses decreased $39,000, or 19.2% in the 2007 quarter to $164,000 from $203,000 in the 2006 quarter. This reduction is caused by the capitalization of $46,000 of software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. Research and development expenses, as a percentage of revenue, were 2.8% for the 2007 quarter and 4.1% for the 2006 quarter.

Sales and marketing - Sales and marketing expenses increased $186,000, or 28.8%, in the 2007 quarter to $831,000 from $645,000 in the 2006 quarter. The primary components of the increase were $102,000 for marketing and trade show expenses, $50,000 for consultants and $30,000 for salaries and benefits. Sales and marketing expenses, as a percentage of revenue, were 14.2% for the 2007 quarter and 12.9% for the 2006 quarter.

General and administrative - General and administrative expenses decreased $417,000, or 14.9%, in the 2007 quarter to $2,388,000 from $2,805,000 in the 2006 period. The primary components of this decrease were reductions of $316,000 of accrued sales taxes and regulatory fees that are now included in cost of revenue, $139,000 in professional fees related to the restatements of prior period financial statements, $83,000 of salaries and benefits as a result of the March 2006 restructuring program, $22,000 of losses from disposals of equipment, $20,000 of equipment rental, maintenance and repairs and $19,000 of depreciation. Those reductions were partially offset by increases of $172,000 in the amortization of deferred compensation related to option and restricted stock grants and $38,000 for consulting expenses. General and administrative expenses, as a percentage of revenue were 40.8% for the 2007 quarter and 56.3% for the 2006 quarter.

Other expense (income) - Other expense (income) increased $128,000, or 8.7%, in the 2007 quarter to $1,599,000 from $1,471,000 in the 2006 quarter. The primary components of this growth were increases of $383,000 for the accretion of discount related to the Convertible Notes, $52,000 of accrued interest expense related to the Convertible Notes and a reduction of $24,000 of interest income. Those increases were partially offset by a $210,000 for changes in the fair value of derivative financial instruments related to the Series A warrants and the February 2004 financing and a $129,000 reduction in the expensing of the beneficial conversion feature related to additional Convertible Notes.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended June 30, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased $461,000, or 13.2%, to $3,032,000 in the 2007 quarter from $3,493,000 in the 2006 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $87,000 for the 2007 and 2006 quarters.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased $461,000, or 12.9%, in the 2007 quarter to $3,119,000, or $0.07 per basic and diluted share from $3,580,000, or $0.08 per basic and diluted share, in the 2006 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $5,854,000 for the six months ended June 30, 2007. At June 30, 2007, we had a working capital deficit of $16,855,000. We had $712,000 in cash and cash equivalents at June 30, 2007 and cash used in operating activities of $886,000 for the six months ended June 30, 2007. Additionally, the Convertible Notes (see Note 5) mature in September 2007. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the Convertible Notes, we believe that our available capital as of June 30, 2007 will enable us to continue as a going concern through June 30, 2008. There are no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Convertible Notes. If we are unable to renegotiate the maturity of the Convertible Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Net cash used by operating activities was $886,000 for the 2007 period. The primary components of the net cash used by operations were $5,682,000 for the net loss, $176,000 for an increase in other assets, $149,000 for an increase in prepaid expenses and other current assets and $21,000 for a decrease in deferred revenue. These were partially offset by $1,380,000 for the accretion of the discount on the Convertible Notes, $1,021,000 for an increase in accounts payable and accrued expenses, sales taxes and regulatory fees, $1,006,000 for the net increase in the fair value of derivative financial instruments, $779,000 of depreciation and amortization, $550,000 of stock-based compensation, $261,000 for the amortization of deferred financing costs, $94,000 for expensing the beneficial conversion on the additional Convertible Notes, $36,000 for a decrease in accounts receivable, $8,000 for a loss on disposal of equipment and $7,000 for a increase in customer deposits.

During the quarter ended June 30, 2007, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2007 quarter for the purchase of property, equipment and leasehold improvements was $555,000. We have no commitments to make significant capital expenditures in 2007.

Commitments and Contingencies

During the three months ended June 30, 2007, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007. The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Convertible Notes	$6,967	$6,967	$	─	$	─	$	─
Derivative liabilities	5,401	5,401		─		─		─
Operating lease obligations	135	129		6		─		─
Commercial commitments	4,951	2,729		2,222		─		─
Total	$17,454	$15,226		$2,228	$	─	$	─

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have certain derivative financial instruments related to the Convertible Notes and the February 2004 capital raise. As the financial instruments are revalued each period these will cause fluctuations in our results from operations and if the Convertible Notes are not converted and we are unable to register our common stock, ultimately cash flows from their settlement. The following table shows the effect of certain common stock prices on the derivative financial instruments shown in the consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the consolidated statement of operations as of June 30, 2007.

	As Reported June 30, 2007	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.59	$0.49	$0.69

Balance Sheet:
Derivative financial instrument – February 2004 capital raise	$1,223	$1,223	$1,223
Derivative financial instrument – Beneficial conversion feature – Convertible Notes	1,760	1,760	2,674
Derivative financial instrument – Series A Warrants	2,418	1,910	2,942
Derivative financial instruments	$5,401	$4,893	$6,839

Change in fair value of derivative financial instruments	$-	$(508)	$1,438

Consolidated Statement of Operations:
Increase in fair value of derivative financial instruments	$1,006	$498	$2,444

Net loss attributable to common stockholders	$(5,854)	$(5,346)	$(7,292)

The derivative financial instrument related to the February 2004 capital raise is not affected by changes in the Company’s common stock price but to the number of shares of common stock currently held by the original investors in the February 2004 capital raise. Had 77,000 shares, 10% of shares currently held by the original investors, been sold as of June 30, 2007 then the fair value of the related derivative financial instrument would have been reduced by $51,000 and we would have recognized that amount as income in the consolidated statement of operations.

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

Another material weakness was that the Company did not release timely financial information to the general public. The restatements of prior periods delayed the filing of current periods and Management was in the process of hiring additional staff to assist in completing the prior financial statements to allow the Company to focus on, and issue, current financial statements. With the filing of this Quarterly Report the Company is now releasing timely financial information.

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

GLOWPOINT, INC.
Registrant

Date: August 14, 2007	By:	/s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By:	/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)