Form 10-Q
period 2007-09-30
GLOWPOINT INC
filed 2007-11-14
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2007 was 46,014,673.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on June 6, 2007.

i

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,029	$2,153
Accounts receivable, net of allowance for doubtful accounts of $135 and $121, respectively	2,924	2,748
Prepaid expenses and other current assets	390	327
Total current assets	6,343	5,228
Property and equipment, net	2,537	2,762
Other assets	775	403
Total assets	$9,655	$8,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,820	$1,957
Accrued expenses	1,140	1,906
Customer deposits	721	102
Accrued sales taxes and regulatory fees	4,162	4,216
Current portion of derivative financial instruments, including $250 and $0, respectively, for Insider Purchasers	9,125	4,301
Senior Secured Convertible Notes, net of discount of $2,280	—	4,326
Deferred revenue	351	288
Total current liabilities	17,319	17,096

Long term liabilities:
Derivative financial instruments, less current portion, including $220 for Insider Purchasers	5,400	—
Senior Secured Convertible Notes, net of discount of $4,435	5,846	—
Senior Secured Convertible Notes held by Insider Purchasers - related parties, net of discount of $247	191	—
Total long term liabilities	11,437	—

Preferred stock:
Preferred stock, $.0001 par value; 5 shares authorized and redeemable; 0 and 0.120 Series B shares issued and outstanding, (stated value of $0 and $2,888; liquidation value of $0 and $3,735), respectively	—	2,888
Preferred stock, $.0001 par value; 1.5 and 0 shares authorized and redeemable; 0.475 and 0 Series C shares issued and outstanding recorded at fair value (stated value and liquidation value of $4,748 and 0), respectively	4,330	—

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value; 4 shares authorized; no Series D shares issued	—	—
Common stock, $.0001 par value; 150,000 and 100,000 shares authorized; 47,580 and 46,390 shares issued and issuable; 46,015 and 46,350 shares outstanding, respectively	5	5
Additional paid-in capital	162,913	161,267
Accumulated deficit	(184,966)	(172,623)
	(22,048)	(11,351)
Less: Treasury stock, 1,565 and 40 shares at cost, respectively	(1,383)	(240)
Total stockholders’ deficit	(23,431)	(11,591)
Total liabilities and stockholders’ deficit	$9,655	$8,393

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenue	$17,311	$14,552	$5,803	$4,850
Cost of revenue	11,735	10,128	3,929	3,292
Gross margin	5,576	4,424	1,874	1,558

Operating expenses:
Research and development	534	658	209	184
Sales and marketing	2,194	1,989	717	615
General and administrative	6,170	9,787	1,831	2,329
Total operating expense	8,898	12,434	2,757	3,128
Loss from operations	(3,322)	(8,010)	(883)	(1,570)

Interest and other expense (income):
Interest expense, including $4, $0, $4 and $0, respectively, for Insider Purchasers	5,139	3,140	3,135	725
Interest income	(35)	(68)	(7)	(27)
Increase (decrease) in fair value of derivative financial instruments, including $0, $0, $0 and $0, respectively, for Insider Purchasers	3,513	(1,812)	2,507	(2,391)
Amortization of deferred financing costs, including $1, $0, $1 and $0, respectively, for Insider Purchasers	404	259	143	130
Total interest and other expense (income), net	9,021	1,519	5,778	(1,563)
Net loss	(12,343)	(9,529)	(6,661)	(7)
Gain on redemption of preferred stock	799	—	799	—
Preferred stock dividends	(252)	(259)	(80)	(87)
Net loss attributable to common stockholders	$(11,796)	$(9,788)	$(5,942)	$(94)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.25)	$(0.21)	$(0.13)	$(0.00)

Weighted average number of common shares:
Basic and diluted	46,968	46,206	47,369	46,361

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2007
(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2007	46,390	$5	$161,267	$(172,623)	40	$(240)	$(11,591)
Net loss	—	—	—	(12,343)	—	—	(12,343)
Comprehensive loss	—	—	—	—	—	—	(12,343)
Stock-based compensation - options	—	—	376	—	—	—	376
Gain on redemption of preferred stock	—	—	799	—	—	—	799
Treasury stock received in connection with Series C Preferred Stock exchange	—	—	—	—	1,525	(1,143)	(1,143)
Issuance of restricted stock for consulting services	30	—	20	—	—	—	20
Placement agent warrants - issued in connection with Senior Secured Convertible Notes issued in September 2007	—	—	332	—	—	—	332
Financial advisory warrants - issued in connection with Series C Preferred Stock exchange and extension of maturity date of Senior Secured Convertible Notes	—	—	143	—	—	—	143
Cost related to Series C Preferred Stock exchange	—	—	(90)	—	—	—	(90)
Stock-based compensation - restricted stock	1,160	—	318	—	—	—	318
Preferred stock dividends	—	—	(252)	—	—	—	(252)
Balance at September 30, 2007	47,580	$5	$162,913	$(184,966)	1,565	$(1,383)	$(23,431)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from Operating Activities:
Net loss	$(12,343)	$(9,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,121	1,490
Expense (income) recognized for the increase (decrease) in the estimated fair value of the derivative financial instruments	3,513	(1,812)
Amortization of deferred financing costs	404	259
Accretion of discount on Senior Secured Convertible Notes	2,332	819
Beneficial conversion feature for Senior Secured Convertible Notes	1,976	1,808
Loss on disposal of equipment	10	169
Stock-based compensation	714	656
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(176)	(228)
Prepaid expenses and other current assets	(63)	121
Other assets	—	205
Accounts payable	(137)	213
Customer deposits	619	—
Accrued expenses, sales taxes and regulatory fees	602	1,605
Deferred revenue	63	(85)
Net cash used in operating activities	(1,365)	(4,309)

Cash flows from Investing Activities:
Purchases of property and equipment	(906)	(662)
Net cash used in investing activities	(906)	(662)

Cash flows from Financing Activities:
Proceeds from issuance of Senior Secured Convertible Notes, including $400 from Insider Purchasers, net of financing costs of $308	3,230	—
Costs incurred in extension of maturity date of Senior Secured Convertible Notes and Series C Convertible Preferred Stock exchange	(83)	—
Proceeds from issuance of Convertible Notes, net of financing costs of $595	—	5,585
Net cash provided by financing activities	3,147	5,585

Increase in cash and cash equivalents	876	614
Cash and cash equivalents at beginning of period	2,153	2,023
Cash and cash equivalents at end of period	$3,029	$2,637

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$3	$—

Non-cash investing and financing activities:
Preferred stock dividends	$252	$259
Gain on redemption of preferred stock	799	—
Additional Convertible Notes issued as payment for interest	575	264
Deferred financing costs for Senior Secured Convertible Notes incurred by issuance of placement agent warrants	332	296
Deferred financing costs for extension of maturity date of Senior Secured Convertible Notes incurred by issuance of financial advisory warrants	86	—
Treasury stock received in connection with Series C Convertible Preferred Stock exchange	1,143	—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

(Unaudited)

Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or “the Company”), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. Our mission is to improve the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral and ubiquitous part of everyday business and personal communications. The Company operates in one segment and therefore segment information is not presented. We believe video communications should be as easy and spontaneous to use as your telephone, but with the power of face-to-face communication. We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. With the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support virtually any of the telepresence solutions on the market today.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $11,796,000 for the nine months ended September 30, 2007. At September 30, 2007, we had a working capital deficit of $10,976,000. We had $3,029,000 in cash and cash equivalents at September 30, 2007 and cash used in operating activities of $1,365,000 for the nine months ended September 30, 2007. Additionally, the Senior Secured Convertible Notes and the Senior Secured Convertible Notes issued as payment for interest (the “Convertible Notes”) have been renegotiated to mature in March 2009. We raised capital in the March and April 2006 and September 2007 private placements, but continue to sustain losses and negative operating cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. We believe that our available capital as of September 30, 2007, together with our restructured operating activities, the amended maturity date of the Convertible Notes, and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, will enable us to continue as a going concern through September 30, 2008. There are no assurances, however, that we will be able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees. If we are unable to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2007 and for the nine and three months ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the nine and three months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007. The results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on June 6, 2007 (the “Audited 2006 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the 2006 Audited Financials for a discussion of the estimates and judgments necessary in the Company’s accounting for sales and use taxes and regulatory fees, concentration of credit risk, lives of property and equipment, income taxes and fair value of derivative financial instruments. There have been no changes to our critical accounting policies in the nine and three months ended September 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications LLC. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from 2006 have been reclassified to conform to the 2007 presentation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, sales and use tax obligations, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives of property and equipment, the fair value of derivative financial instruments and the valuation of our Series C convertible preferred stock.

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

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense in the statement of operations.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the nine and three months ended September 30, 2007 we incurred fees for these services of $73,000 and $22,000, respectively. For the nine and three months ended September 30, 2006 we incurred fees for these services of $30,000 and $11,000, respectively.

In September 2007, we issued $3,538,000 of additional Convertible Notes and warrants in a private placement, the investors of which included (but are not limited to) some of the holders of our then outstanding Convertible Notes and participating Glowpoint officers and directors, which included Michael Brandofino, Aziz Ahmad, Bami Bastani, Edwin F. Heinen, Joseph Laezza and David W. Robinson (the “Insider Purchasers”). The Insider Purchasers invested $438,000 in the aggregate. See Notes 5 and 6 for additional information related to the Insider Purchasers participation in this private placement.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties. All software development costs have been accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product and until a product is available for release to customers. The Company capitalized $139,000 and $14,000 of software development costs for the nine and three months ended September 30, 2007, respectively and no costs in the 2006 periods. Software development costs will be amortized over 24 months beginning in September 2007, when the product was available for general release to customers and the capitalization of software costs ceased. For the nine and three months ended September 30, 2007 we amortized $8,000 to cost of revenues. As of September 30, 2007, there was $181,000 of unamortized capitalized software costs.

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The tax returns for the years ending December 31, 2003, 2004 and 2005 are currently open and the tax return for the year ended December 31, 2006 will be filed in November 2007. There are no unrecognized tax benefits as of September 30, 2007. The adoption of FIN 48 in the first quarter of 2007 had no material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 2 - Stock-Based Compensation

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) are no longer an alternative to financial statement recognition. SFAS No. 123R also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

The Company has adopted SFAS No. 123R using the modified prospective method which requires that share-based expense recognized includes (a) earned share-based expense for all awards granted prior to, but not yet vested, as of the adoption date and (b) earned share-based expense for all awards granted subsequent to the adoption date. Since the modified prospective application method is being used, there was no cumulative effect adjustment upon the adoption of SFAS No. 123R, and the Company’s Audited 2006 Financials do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123R and the Company did not change the quantity, type or payment arrangements of any share-based payments programs.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the nine and three months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.7%	4.8%	4.4%	4.6%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	99.5%	95.4%	99.5%	96.6%
Estimated forfeiture rate	10%	23%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.43	$0.30	$0.44	$0.34

Expected volatility was calculated using the historical volatility of the Company for the comparable period. The expected term of the options is estimated based on the Company’s historical exercise and forfeiture rates. The forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms equaling the expected option lives. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding during the nine months ended, and as of September 30, 2007, with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2007	5,100	$2.26	3,664	$2.86
Granted	981	0.57
Exercised	—	—
Expired	(1,360)	2.95
Forfeited	(743)	2.71
Options outstanding, September 30, 2007	3,978	$1.53	2,555	$2.06

At September 30, 2007, there was $39,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.83 years.

The Company has recorded $376,000 and $102,000 related to its stock option compensation in general and administrative expenses for the nine and three months ended September 30, 2007, respectively. The Company has recorded $379,000 and $122,000 for the nine and three months ended September 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2007 and 2006. No compensation costs were capitalized as part of the cost of an asset. The intrinsic value of stock options granted in the nine months ended September 30, 2007 and 2006 was $180,000 and $0, respectively.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the nine months ended, and as of September 30, 2007, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2007	317	$0.71
Granted	1,190	0.57
Vested	(514)	0.69
Forfeited	—	—
Unvested restricted shares outstanding, September 30, 2007	993	$0.53

The Company has recorded $338,000 and $62,000 related to its restricted stock compensation in general and administrative expenses for the nine and three months ended September 30, 2007, respectively. Included in the restricted stock compensation for the nine and three months ended September 30, 2007 is $20,000 of consulting fees paid to an unrelated party. The Company has recorded $277,000 and $4,000 for the nine and three months ended September 30, 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2007 and 2006, respectively. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine and three months ended September 30, 2007 and 2006 is the same as basic loss per share. Potential shares of common stock associated with 27,389,000 and 20,114,000 outstanding options and warrants, 4,748,000 and 0 shares issuable upon the conversion of our Series C convertible preferred stock, 0 and 1,729,000 shares issuable upon the conversion of our Series B convertible preferred stock and 21,438,000 and 13,214,000 shares issuable upon conversion of the Convertible Notes as of September 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 4 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,206,000 and $1,236,000 as of September 30, 2007 and December 31, 2006, respectively. We recognized other income of $30,000 and $17,000 for the nine and three months ended September 30, 2007, respectively. We recognized other income of $334,000 and $308,000 for the nine and three months ended September 30, 2006, respectively.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 1,500 shares of Series C convertible preferred stock authorized, of which approximately 474.8126 shares are issued and outstanding and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued. We also have Series A convertible preferred stock and Series B convertible preferred stock, but there are currently no shares of such preferred stock outstanding and we expect to cancel the certificates of designations, preferences and rights establishing such classes of preferred stock at which time those classes of preferred stock will no longer exist. Only the Series C convertible preferred stock is outstanding as of September 30, 2007.

Series C Convertible Preferred Stock

In September 2007, we entered into an Exchange Agreement with the holders of the Series B convertible preferred stock (the “Series B Holders”) and issued an aggregate of 474.8126 shares of a new Series C convertible preferred stock in exchange for cancelling all of our issued and outstanding Series B convertible preferred stock, cancelling approximately $1,098,000 of accrued but unpaid dividends due on the Series B convertible preferred stock, and 1,525,000 shares of common stock held by the Series B Holders (the “Preferred Stock Exchange”). Each share of Series C convertible preferred stock, par value $0.0001 per share, has a liquidation preference equal to its stated value, which is $10,000 per share, and is convertible at the holder’s election into 10,000 shares of common stock. The Series C convertible preferred stock has anti-dilution rights. The Series C convertible preferred stockholders are not entitled to receive dividends. The Series C convertible preferred stock is only redeemable in the event of the Company’s liquidation, dissolution or winding up of affairs. Upon a change of control, as defined therein, the holders of the Series C convertible preferred stock or the Company can require that the Series C convertible preferred stock be redeemed at the stated value per share as adjusted. The Series C convertible preferred stock must be converted into shares of common stock when the closing bid and ask price of the Company’s common stock exceeds $2.00 for a period of 10 consecutive trading days. The Series C convertible preferred stock is not classified in Stockholders’ Deficit. The brief descriptions of the Exchange Agreement and Series C convertible preferred stock are qualified by reference to the provisions of the applicable exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on September 24, 2007.

Burnham Hill Partners acted as financial advisor for the Preferred Stock Exchange and, among other things, extension of the maturity date of the Convertible Notes which were maturing in September 2007 and received warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The financial advisory warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. The Company allocated 100,000 of the financial advisory warrants, with a fair value of $57,000, to the Preferred Stock Exchange and incurred professional fees related to the Preferred Stock Exchange of $33,000. These costs were charged to additional paid in capital. See Note 5 for the allocation of the remaining financial advisory warrants.

We accounted for the Preferred Stock Exchange as a redemption and in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“D- 42”). In connection with the Preferred Stock Exchange D-42 requires that the excess of the carrying amount of the Series B convertible preferred stock (the “Series B Carrying Amount”) over the fair value of the Series C convertible preferred stock (the “Series C Fair Value”) should be subtracted from net loss to arrive at net loss attributable to common stockholders The Series B Carrying Amount of $5,130,000 is comprised of the $2,888,000 stated value of the Series B convertible preferred stock, the $1,098,000 of accrued but unpaid dividends and $1,143,000 for the 1,525,000 shares of common stock valued at the common stock price of $0.75 on the date the common stock shares were surrendered. We computed the $4,330,000 Series C Fair Value using a valuation model utilized by the financial advisory and investment banking industries to determine the fair value of this type of financial instrument. The $799,000 excess of Series B Carrying Amount over the Series C Fair Value is recognized in our statement of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders

The transaction is summarized as follows:

$2,888,000	Series B convertible preferred stock - carrying value
1,143,000	Common stock - fair value
1,098,000	Accrued and unpaid dividends - carrying value
5,129,000	The Series B Carrying Amount
4,330,000	The Series C Fair Value
$799,000	Gain on Redemption of Preferred Stock

The Series C convertible preferred stock is recorded in the accompanying balance sheet at its fair value on the date of the transaction of $4,330,000.

Series D Convertible Preferred Stock

The Series D convertible preferred stock does not have any voting rights, but is convertible into Glowpoint’s common stock and is entitled to any liquidating distribution to holders of common stock. All of the Convertible Notes, the Series A Warrants, as amended, the Series A-2 Warrants and the Series C convertible preferred stock are convertible or exercisable, as the case may be, into our common stock, but provide that, unless specifically waived by such holder, in no event shall any holder of such securities own more than 4.99% or 9.99% of our outstanding common stock. In the event a holder would own more than either percentage upon conversion or exercise and does not waive such ownership cap, we will issue Series D convertible preferred stock for the amount above such limitation. The holder may then convert Series D convertible preferred stock into common stock in the future as permitted by the ownership limitations or upon waiver of such restriction. The Series D convertible preferred stock is classified in Stockholders’ Deficit. No Series D convertible preferred stock has been issued as of September 30, 2007.

Note 5 - Senior Secured Convertible Notes

Convertible Notes and Convertible Notes Discount

In March and April 2006 and September 2007, we issued our Convertible Notes in private placements to private investors. The September 2007 private placement also included Insider Purchasers. Activity for the Convertible Notes and Convertible Notes discount during the nine months ended, and as of September 30, 2007, was as follows (in thousands):

	Dec. 31, 2006	Activity	Insider Purchasers Activity	September 30, 2007
Principal of Convertible Notes:
March 2006 private placement	$5,665	$—	$—	$5,665
April 2006 private placement	515	—	—	515
September 2007 private placement	—	3,100	438	3,538
Convertible Notes issued as payment for interest	426	575	—	1,001
	6,606	3,675	438	10,719
Discount:
Derivative financial instrument - Series A Warrants	(2,873)	—	—	(2,873)
Derivative financial instrument - Series A-2 Warrants	—	(4,484)	(250)	(4,734)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	—	(766)
	(3,639)	(4,484)	(250)	(8,373)
Accretion of discount	1,359	2,329	3	3,691
	(2,280)	(2,155)	(247)	(4,682)
Convertible Notes, net of discount	$4,326	$1,520	$191	$6,037

In the March and April 2006 private placement, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our Convertible Notes and Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share. The Series A warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. As a result of the September 2007 private placement the exercise price of the Series A warrants has been adjusted to $0.63 per share as of September 30, 2007. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in these private placements to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. As a result of the September 2007 private placement the exercise price of the Series A warrants has been adjusted to $0.63 per share as of September 30, 2007. The new weighted average expiration date of the warrants is 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. The warrants are subject to certain anti-dilution protection. The $5,585,000 net proceeds of the March and April 2006 private placement were used to support our corporate restructuring program and for working capital.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in the March and April 2006 private placement to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the Convertible Notes issued in March and April 2006 were allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 private placement, $766,000 of the proceeds were attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification was treated as a discount of the Convertible Notes and expensed, using the effective interest method, over the 18 month period to the original maturity date of the Convertible Notes.

In September 2007, we amended the terms of our then outstanding Convertible Notes to extend the maturity date to March 31, 2009 from September 30, 2007 (the “Convertible Notes Extension”). In consideration for the Convertible Notes Extension we issued Series A-2 Warrants to the note holders to purchase an aggregate of 4,773,000 shares of common stock (which represented thirty-three (33%) percent of the shares of common stock issuable upon conversion of the then outstanding Convertible Notes and accrued interest). The Series A-2 Warrants have an exercise price of $0.65 per share and are exercisable for a period of five years. The warrants are subject to certain anti-dilution protection. Burnham Hill Partners acted as financial advisor for the Preferred Stock Exchange and Convertible Notes Extension and received financial advisory warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. The Company allocated 150,000 of the warrants, with a fair value of $86,000, to the Convertible Notes Extension and incurred professional fees related to the Convertible Notes Extension of $50,000.

The Convertible Notes bear interest at 10% per annum, increasing to 12% on the first anniversary following their issuance, and mature on March 31, 2009. Beginning in January 2008 the per annum interest rate on the unpaid principal balance of the Convertible Notes then in effect shall increase if the Company fails to achieve a minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA”) as defined in the Convertible Notes. The per annum interest rate shall increase by 200 basis points if the stated quarterly Adjusted EBITDA is not achieved, and such increase will be cumulative for each subsequent quarterly failure to achieve the stated Adjusted EBITDA; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the stated or cumulative minimum Adjusted EBITDA in any subsequent quarterly period. The Convertible Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the failure by the Company to achieve Adjusted EBITDA.

The Convertible Notes are convertible into common stock at a conversion rate of $0.50 per share. We have the option to pay the accrued interest for the Convertible Notes in cash or additional Convertible Notes. To date, all required interest payments have been made by issuing additional Convertible Notes.

In the September 2007 private placement, we issued $3,538,000 of our Convertible Notes and Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share. Insider Purchasers invested $438,000 in the private placement. The Series A-2 warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 566,080 shares of our common stock at an exercise price of $0.55 per share. The warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. Burnham Hill Partners received a cash fee of $283,000, which equaled eight (8%) percent of the gross proceeds we received. The $3,230,000 net proceeds of the September 2007 private placement is being used for working capital.

During the nine and three months ended September 30, 2007 the accretion of discount on the Convertible Notes was $2,332,000 and $952,000, respectively. During the nine and three months ended September 30, 2006 the accretion of discount was $819,000 and $450,000, respectively.

Financing Costs

The financing costs, which were included in Other Assets in the accompanying consolidated balance sheets, and accumulated amortization as of September 30, 2007, are as follows (in thousands):

	2006 Private placement	2007 Private placement and Convertible Notes Extension	2007 Private placement, Insider Purchasers	Total
Cash financing costs:
Placement agent fees - Burnham Hill Partners	$480	$248	$35	$763
Other financing costs	115	72	3	190
	595	320	38	953
Non-cash financing costs:
Placement agent and financial advisory warrants - Burnham Hill Partners	296	377	41	714

Financing costs charged to additional paid in capital	(110)	-	-	(110)
Total financing costs	781	697	79	1,557
Accumulated amortization	(781)	(11)	(1)	(793)
	$0	$686	$78	$764

The financing costs for the March and April 2006 private placement were being amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Convertible Notes. The financing costs for the September 2007 private placement and extension of the maturity date of the March and April 2006 private placement are being amortized over the 18 month period through March 31, 2009, the current maturity date of the Convertible Notes. During the nine and three months ended September 30, 2007 the amortization of financing costs was $404,000 and $143,000, respectively. During the nine and three months ended September 30, 2006 the amortization of financing costs was $259,000 and $130,000, respectively.

Accounting for Conversion Feature and Series A and A-2 Warrants Derivative Liabilities

Activity for derivative liabilities during the nine months ended September 30, 2007 and as of December 31, 2006 was as follows (in thousands):

	Dec. 31, 2006	Additions	Increase (decrease) in Fair Value	September 30, 2007
(i) Derivative financial instrument - February 2004 capital raise	$1,236	$—	$(30)	$1,206
(ii) Derivative financial instrument - Beneficial conversion feature - Convertible Notes	1,666	1,757	1,757	5,180
(ii) Derivative financial instrument - Beneficial conversion feature - Convertible Notes, Insider Purchasers	—	220	—	220
(iii) Derivative financial instrument - Series A Warrants	1,399	—	1,780	3,179
(iv) Derivative financial instrument - Series A-2 Warrants, September 2007 private placement	—	1,765	3	1,768
(iv) Derivative financial instrument - Series A-2 Warrants, September 2007 private placement, Insider Purchasers	—	250	—	250
(v) Derivative financial instrument - Series A-2 Warrants, issued in connection with Convertible Notes Extension	—	2,719	3	2,722
	4,301	$6,711	$3,513	14,525
Current portion	4,301			9,125
	$0			$5,400

The components of the increase or (decrease) in the fair value of derivative financial instruments with changes in value recorded as other (income) expense for the nine and three months ended September 30, 2007 and 2006 was as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
(i) Derivative financial instrument - February 2004 capital raise	$(30)	$(334)	$(17)	$(308)
(ii) Derivative financial instrument - Beneficial conversion feature - Convertible Notes	1,757	(184)	1,757	(570)
(ii) Derivative financial instrument - Beneficial conversion feature - Convertible Notes, Insider Purchasers	—	—	—	—
(iii) Derivative financial instrument - Series A Warrants	1,780	(1,294)	761	(1,513)
(iv) Derivative financial instrument - Series A-2 Warrants, September private placement	3	—	3	—
(iv) Derivative financial instrument - Series A-2 Warrants, September 2007 private placement, Insider Purchasers	—	—	—	—
(v) Derivative financial instrument - Series A-2 Warrants, issued in connection with Convertible Notes Extension	3	—	3	—
	$3,513	$(1,812)	$2,507	$(2,391)

(i) We accounted for the registration rights agreement related to the February 2004 capital raise as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of September 30, 2007 and December 31, 2006 to be $1,206,000 and $1,236,000, respectively.

(ii) We accounted for the convertibility of the Convertible Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Convertible Notes, under certain circumstances. Accordingly, the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a Convertible Notes holder if payment is required. The prepayment amount is the greater of (i) 125% of the value of the Convertible Notes and accrued interest and (ii) the value if the Convertible Notes and accrued interest converted into common stock at $0.50 per share and then multiplied by the then current stock price. Since the Convertible Notes are convertible at the issuance date an expense related to the derivative liability is recognized on that date. We estimated the fair value of the derivative liability as of September 30, 2007 and December 31, 2006 to be $5,400,000 and $1,666,000, respectively. During the nine and three months ended September 30, 2007 we recognized $1, 977,000 and $1,882,000, respectively, for the estimated fair value of the derivative liability of the Convertible Notes when they were issued. During the nine and three months ended September 30, 2006 we recognized $1,808,000 and $40,000, respectively, for the estimated fair value of the derivative liability of the original Convertible Notes when they were issued.

(iii) We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of September 30, 2007 and December 31, 2006 to be $3,179,000 and $1,399,000, respectively.

(iv) In connection with the September 2007 private placement we accounted for the issuance of the Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the Series A-2 warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the September 2007 private placement, $2,015, 000 of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,015, 000 for the derivative liability will be treated as a discount on the Convertible Notes and expensed, using the effective interest method, over the 18 month period to the maturity of the Convertible Notes. We estimated the fair value of the derivative liability as of September 30, 2007 to be $2,018,000.

(v) In connection with the Convertible Notes Extension we accounted for the issuance of the Series A-2 warrants to purchase 4,773,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. In the Convertible Notes Extension $2,719,000 was attributed to the estimated fair value of the derivative liability. The $2,719,000 for the derivative liability will be treated as a discount on the Convertible Notes and expensed, using the effective interest method, over the 18 month period to the Convertible Notes’ maturity date. We estimated the fair value of the derivative liability as of September 30, 2007 to be $2,722,000.

Insider Purchasers investment in September 2007 Private Placement

In the September 2007 private placement the Insider Purchasers invested an aggregate of $438,000 and were issued Convertible Notes and Series A-2 warrants to acquire 438,000 shares of common stock. The Convertible Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the occurrence of certain events, including, but not limited to, an event of default, the failure by Glowpoint to achieve specified Adjusted EBITDA (as defined below), and the failure to timely file the required registration statement.

Convertible Notes -Adjusted EBITDA Requirements

If the Company does not achieve the following minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Convertible Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA, however, shall not constitute an Event of Default as defined in the Convertible Notes agreements. The Adjusted EBITDA (as defined below) targets for the determination dates are as follows:

Determination Date	Adjusted EBITDA
As of March 31, 2008	$0 for the quarter ending March 31, 2008
As of June 30, 2008	$1,000,000 for the period commencing on January 1, 2008 and ending on June 30, 2008.
As of September 30, 2008	$1,500,000 for the quarter ending September 30, 2008, or $2,500,000 for the period commencing on January 1, 2008 and ending on September 30, 2008.
As of December 31, 2008	$2,000,000 for the quarter ending December 31, 2008 or $4,500,000 for the year ended December 31, 2008.

“Adjusted EBITDA” is defined as the sum of the amounts for such period of (i) net income or loss before dividends, plus (ii) charges for foreign, federal, state and local taxes as computed on our income tax returns, plus (iii) interest expense, plus (iv) depreciation, plus (v) amortization expense, including, without limitation, amortization of goodwill and other intangible assets and amortization of stock based compensation expense, plus (vi) extraordinary losses, plus (vii) charges related to any financing consummated on or prior to the September 2007 private placement, plus (viii) the cost of any beneficial conversion feature of any outstanding security, plus (ix) the cost of any accretion of discounts minus (x) interest income, minus (xi) extraordinary gains, and (xii) such other adjustments to eliminate the impact of any derivative financial instruments.

Note 6 - Interest Expense

The components of interest expense for the nine and three months ended September 30, 2007 and 2006 are presented below (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Accretion of discount on Convertible Notes	$2,329	$819	$949	$450
Accretion of discount on Convertible Notes, Insider Purchasers	3	—	3	—
Interest on Convertible Notes	599	317	225	162
Interest on Convertible Notes, Insider Purchasers	1	—	1	—
Beneficial conversion feature - Convertible Notes	1,755	1,808	1,661	40
Beneficial conversion feature - Convertible Notes, Insider Purchasers	220	—	220	—
Interest expense for sales and use taxes and regulatory fees	229	196	75	73
Other interest expense	3	—	1	—
	$5,139	$3,140	$3,135	$725

Note 7- March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, which totaled approximately $1,200,000 and consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and were paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and received other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $7,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in the first quarter of 2006. There is no outstanding liability at September 30, 2007.

Note 8 - Commitments and Contingencies

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. In certain instances where Glowpoint did not meet the minimum commitments no penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreement are similar to those offered by other carriers. Glowpoint is in discussion with one carrier where the Company’s computation differs from that of the carrier. Glowpoint believes that it will ultimately complete negotiations with the carrier that will result in no penalty under the current arrangement. Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q, (the “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission( the “Commission”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Commission as an exhibit to our Form 10-K on June 6, 2007.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or “the Company”), a Delaware corporation, is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. Our mission is to improve the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral and ubiquitous part of everyday business and personal communications. We believe video communications should be as easy and spontaneous to use as your telephone, but with the power of face-to-face communication. We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications and has been supporting millions of video calls since its launch in 2000. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. With the advent of HD (High Definition) Telepresence solutions, we have combined various components of our features and services into a comprehensive “white glove” service offering that can support virtually any of the telepresence solutions on the market today.

Critical Accounting Policies

Except for amortization of the capitalized software costs there have been no changes to our critical accounting policies in the three months ended September 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on June 6, 2007.

Results of Operations

The following table sets forth for the nine and three months ended September 30, 2007 and 2006; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Nine Months Ended September 30,		(Unaudited) Three Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.8	69.6	67.7	67.9
Gross margin	32.2	30.4	32.3	32.1

Operating expenses:
Research and development	3.1	4.5	3.6	3.8
Sales and marketing	12.7	13.7	12.4	12.7
General and administrative	35.6	67.3	31.6	48.0
Total operating expenses	51.4	85.5	47.6	64.5
Loss from operations	(19.2)	(55.1)	(15.3)	(32.4)
Interest and other expense (income):
Interest expense	29.7	21.6	54.0	14.9
Interest income	(0.2)	(0.5)	(0.1)	(0.6)
Increase (decrease) in fair value of derivative financial instruments	20.3	(12.4)	43.2	(49.3)
Amortization of deferred financing costs	2.3	1.8	2.5	2.7
Total interest and other expense (income), net	52.1	10.5	99.6	(32.3)
Net loss	(71.3)	(65.6)	(114.9)	(0.1)
Gain on redemption of preferred stock	4.6	—	13.8	—
Preferred stock dividends	(1.4)	(1.8)	(1.4)	(1.8)
Net loss attributable to common stockholders	(68.1)%	(67.4)%	(102.5)%	(1.9)%

Nine Months Ended September 30, 2007 (the “2007 period”) Compared to Nine Months Ended September 30, 2006 (the “2006 period”).

Revenue - Revenue increased $2,759,000, or 19.0%, in the 2007 period to $17,311,000 from $14,552,000 in the 2006 period. Subscription and related revenue increased $1,420,000, or 14.8%, in the 2007 period to $11,018,000 from $9,598,000 in the 2006 period.  The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.   Non-subscription revenue consisting of bridging, services, special events and other one-time fees increased $1,339,000, or 27.0%, in the 2007 period to $6,293,000 from $4,954,000 in the 2006 period.  The primary causes were $973,000 of one-time integration services on equipment required by broadcast customers as part of the implementation of their two-year agreements.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of the broadcast customers and agreed to do so as a pass-through service.  Therefore all equipment integrated into the solution was billed to the broadcast customers at cost plus a slight mark-up and the related costs are included in cost of revenue. In addition, bridging services increased $392,000, or 19.9%, in the 2007 period to $2,361,000 from $1,969,000 in the 2006 period.  This was a result of a concerted effort by the Company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

Cost of revenue - Cost of revenue for the 2007 period increased $1,607,000, or 15.9%, to $11,735,000 from $10,128,000 in the 2006 period. The primary components of this increase were $1,384,000 of sales taxes and regulatory fees that until the fourth period of 2006 were not properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees were being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. Another increase was for $922,000 of one-time integration services on equipment required by broadcast customers, discussed in the Revenue section. These increases were partially offset by $405,000 of savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and a $294,000 reduction in depreciation costs.

Gross margin - Gross margin for the 2007 period increased $1,152,000, or 26.0%, to $5,576,000 from $4,424,000 in the 2006 period. The savings discussed in Cost of Revenue section caused our gross margin to increase to 32.2% in the 2007 period from 30.4% in the 2006 period. Excluding the broadcast customers integration transactions our gross margin percentage is 33.9% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased $124,000, or 18.8% in the 2007 period to $534,000 from $658,000 in the 2006 period. The primary components of the decrease were reductions of $32,000 in salaries and benefits as a result of the corporate restructuring that took place in March 2006 and $11,000 of depreciation. In addition, we capitalized $117,000 of software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. These decreases were partially offset by a $32,000 increase in contract employees. Research and development expenses, as a percentage of revenue, were 3.1% for the 2007 period and 4.5% for the 2006 period.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased $205,000, or 10.3%, in the 2007 period to $2,194,000 from $1,989,000 in the 2006 period. The primary components of the increase were $143,000 for marketing and trade show expenses, $38,000 for contract employees, $37,000 for agent commissions and $15,000 in travel and entertainment costs. These increases were partially offset by reductions of $13,000 of consultant fees and $9,000 of depreciation. Sales and marketing expenses, as a percentage of revenue, were 12.7% for the 2007 period and 13.7% for the 2006 period.

General and administrative - General and administrative expenses decreased $3,617,000, or 37.0%, in the 2007 period to $6,170,000 from $9,787,000 in the 2006 period. The primary components of this decrease were reductions of $1,200,000 for the accrual of the March 2006 restructuring program, $943,000 of accrued sales taxes and regulatory fees that are now included in cost of revenue, $813,000 in professional fees related to the restatements of 2004 and 2005 financial statements, $551,000 of salaries and benefits as a result of the March 2006 restructuring program, $130,000 of equipment rental, maintenance and repairs and $55,000 of depreciation. These reductions were partially offset by increases of $38,000 in deferred compensation, $35,000 of consulting expenses and $30,000 in insurance. General and administrative expenses, as a percentage of revenue, were 35.6% in the 2007 period and 67.3% in the 2006 period.

Interest and other expense (income) - Interest and other expense (income) increased $7,502,000, or 493.9%, in the 2007 period to $9,021,000 from $1,519,000 in the 2006 period. The primary component of this growth was caused by an increase in our common stock price to $0.75 per share at September 30, 2007 from $0.39 per share at September 30, 2006, which caused an increase in derivative liabilities determined in accordance with SFAS No. 133. In Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, we show the effect of certain common stock prices on the derivative financial instruments shown in the consolidated balance sheets and the increase or decrease in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the consolidated statement of operations as of September 30, 2007. The actual increases were $5,325,000 for changes in the fair value of derivative financial instruments related to the Series A and A-2 warrants and the February 2004 private placement, $1,513,000 for the accretion of discount related to the Convertible Notes, $283,000 of accrued interest expense related to the Convertible Notes, $167,000 for the beneficial conversion feature related to additional Convertible Notes, $145,000 of amortization of deferred financing costs incurred in connection with the Convertible Notes, $33,000 of accrued interest related to sales and use taxes and regulatory fees and $33,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the nine months ended September 30, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased $2,814,000, or 29.5%, to $12,343,000 in the 2007 period from $9,529,000 in the 2006 period.

Gain on redemption of preferred stock - As a result of the Preferred Stock Exchange in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value in the 2007 period.

Preferred stock dividends - We recognized preferred stock dividends of $252,000 for the 2007 period and $259,000 for the 2006 period related to our then outstanding Series B convertible preferred stock.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased $2,008, 000, or 20.5%, in the 2007 period to $11,796,000, or $0.25 per basic and diluted share from $9,788,000, or $0.14 per basic and diluted share, in the 2006 period.

Three Months Ended September 30, 2007 (the “2007 quarter”) Compared to Three Months Ended September 30, 2006 (the “2006 quarter”).

Revenue - Revenue increased $953,000, or 19.6%, in the 2007 quarter to $5,803,000 from $4,850,000 in the 2006 quarter. Subscription and related revenue increased $663,000, or 20.9%, in the 2007 quarter to $3,833,000 from $3,170,000 in the 2006 quarter.  The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.  Non-subscription revenue consisting of bridging services, special events and other one-time fees increased $290,000, or 17.3%, in the 2007 quarter to $1,970,000 from $1,680,000 in the 2006 quarter.  The primary causes were $301,000 of one-time integration services on equipment required by a broadcast customer as part of the implementation of their two-year agreement.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a broadcast customer and agreed to do so as a pass-through service.  Therefore all equipment integrated into the solution was billed to the broadcast customer at cost plus a slight mark-up and the related costs are included in cost of revenue.

Cost of revenue - Cost of revenue for the 2007 quarter increased $637,000, or 19.3%, to $3,929,000 from $3,292,000 in the 2006 quarter. The primary components of this increase were $477,000 of sales taxes and regulatory fees that until the fourth quarter of 2006 were not properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees were being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. Another increase was for $266,000 of one-time integration services on equipment required by a broadcast customer, discussed in the Revenue section. These increases were partially offset by a $108,000 reduction in depreciation costs.

Gross margin - Gross margin for the 2007 quarter increased $316,000, or 20.3%, to $1,874,000 from $1,558,000 in the 2006 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 32.3% in the 2007 quarter from 32.1% in the 2006 quarter. Excluding the broadcast customers integration transaction our gross margin percentage is 33.6% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development expenses increased $25,000, or 13.6%, in the 2007 quarter to $209,000 from $184,000 in the 2006 quarter. The primary component of the increase was $36,000 for contract employees partially offset by the capitalization of $14,000 of software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. Research and development expenses, as a percentage of revenue, were 3.6% for the 2007 quarter and 3.8% for the 2006 quarter.

Sales and marketing - Sales and marketing expenses increased $102,000, or 16.6%, in the 2007 quarter to $717,000 from $615,000 in the 2006 quarter. The primary components of the increase were $48,000 for salaries and benefits, $39,000 for marketing and trade show expenses, and $12,000 for agent commissions. Sales and marketing expenses, as a percentage of revenue, were 12.4% for the 2007 quarter and 12.7% for the 2006 quarter.

General and administrative - General and administrative expenses decreased $498,000, or 21.4%, in the 2007 quarter to $1,831,000 from $2,329,000 in the 2006 period. The primary components of this decrease were reductions of $314,000 of accrued sales taxes and regulatory fees that are now included in cost of revenue, $257,000 in professional fees related to the restatements of prior period financial statements, $78,000 of office expenses, $20,000 of depreciation and $14,000 for contract employees. Those reductions were partially offset by increases of $42,000 for Board of Directors fees, $18,000 in the amortization of deferred compensation related to option and restricted stock grants, $30,000 for printing, filing and fees related to being a public company, $29,000 for losses on disposal of equipment, $21,000 for salaries and benefits and $19,000 for bank fees. General and administrative expenses, as a percentage of revenue were 31.6% for the 2007 quarter and 48.0% for the 2006 quarter.

Interest and other expense (income) - Interest and other expense (income) increased $7,341,000, or 469.7%, in the 2007 quarter to an expense of $5,778,000 from income of $1,563,000 in the 2006 quarter. The primary components of this growth were caused by (i) an increase in our common stock price to $0.75 per share at September 30, 2007 from $0.39 per share at September 30, 2006 which caused an increase in the derivative liabilities, and (ii) the issuance of additional Convertible Notes in September 2007 with the immediate expensing of their related beneficial conversion feature. In Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, we show the effect of certain common stock prices on the derivative financial instruments shown in the consolidated balance sheets and the increase or decrease in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the consolidated statement of operations as of September 30, 2007. The components resulted in increases of $4,898,000 for changes in the fair value of derivative financial instruments related to the Series A and A-2 warrants and the February 2004 financing, $1,841,000 for expensing of the beneficial conversion feature related to additional Convertible Notes, $502,000 for the accretion of discount related to the Convertible Notes, $64,000 of accrued interest expense related to the Convertible Notes, a reduction of $20,000 of interest income and $13,000 of amortization of deferred financing costs incurred in connection with the Convertible Notes.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended September 30, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased $6,654,000 to $6,661,000 in the 2007 quarter from $7,000 in the 2006 quarter.

Gain on redemption of preferred stock - As a result of the Preferred Stock Exchange in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value in the 2007 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $80,000 for the 2007 quarter and $87,000 for the 2006 quarters related to our then outstanding Series B convertible preferred stock.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased $5,848,000 in the 2007 quarter to $5,942,000, or $0.13 per basic and diluted share from $94,000, or $0.00 per basic and diluted share, in the 2006 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $11,796,000 for the nine months ended September 30, 2007. At September 30, 2007, we had a working capital deficit of $10,976,000. We had $3,029,000 in cash and cash equivalents at September 30, 2007 and cash used in operating activities of $1,365,000 for the nine months ended September 30, 2007. We raised capital in March and April 2006 and September 2007 private placements, but continue to sustain losses and negative operating cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern. Our primary liquidity requirements include capital expenditures and working capital needs and payment of the principal and interest on the Convertible Notes. See also, “Commitments and Contingencies” below.  We fund our liquidity requirements primarily through existing cash and, to the extent necessary and available, through issuing equity or debt.  In September 2007 we extended the maturity date of our then outstanding Convertible Notes to March 31, 2009 and we raised approximately $3.2 million by issuing additional Convertible Notes, which also mature on March 31, 2009.  We believe that our available capital as of September 30, 2007, together with our restructured operating activities, the amended maturity date of the Convertible Notes, and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, will enable us to continue as a going concern through September 30, 2008. There are no assurances, however, that we will be able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees. If we are unable to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

In September 2007, we amended the terms of our then outstanding Convertible Notes to, among other things, extend the maturity date to March 31, 2009 from September 30, 2007. In consideration for the Convertible Notes Extension we issued Series A-2 Warrants to the note holders to purchase an aggregate of 4,773,000 shares of common stock. The Series A-2 Warrants have an exercise price of $0.65 per share and are exercisable for a period of five years. Additionally, in a September 2007 private placement, we issued $3,538,000 of our Convertible Notes and Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share. The Series A-2 warrants are exercisable for a period of five years. Insider Purchasers invested $438,000 in the private placement. The $3,230,000 net proceeds of the September 2007 private placement are being used for working capital. Also in September 2007, we issued an aggregate of 474.8126 shares of a new Series C convertible preferred stock in exchange for cancelling all of our issued and outstanding Series B convertible preferred stock, cancelling approximately $1,098,000 of accrued but unpaid dividends due on the Series B convertible preferred stock, and cancelling 1,525,000 shares of common stock held by the Series B Holders. Each share of Series C convertible preferred stock is convertible at the holder’s election into 10,000 shares of common stock. The Series C convertible preferred stockholders are not entitled to receive dividends. The Series C convertible preferred stock must be converted into shares of common stock when the closing bid and ask price of the Company’s common stock exceeds $2.00 for a period of 10 consecutive trading days. For a more detailed explanation of these transactions please see Notes 4, 5 and 6 in the Notes to the Condensed Consolidated Financial Statements. The brief descriptions of this transaction are qualified by reference to the provisions of the applicable exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on September 24, 2007.

Net cash used by operating activities was $1,365,000 for the 2007 period. The cash components used by operations were $176,000 for an increase in accounts receivable, and a $63,000 for an increase in prepaid expenses and other current assets. These were partially offset by $619,000 for an increase in customer deposits, $465,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees and $63,000 for an increase in deferred revenue.

During the quarter ended September 30, 2007, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2007 quarter for the purchase of property, equipment and leasehold improvements was $906,000. We have commitments to enter into capital lease expenditures of approximately $400,000 in 2007.

Cash provided by financing activities from the September 2007 private placement of Convertible Notes, net of $308,000 of financing costs, totaled $3,230,000. This was partially reduced by $83,000 of costs in September 2007 related to the extension of the maturity date of the Convertible Notes issued in March and April 2006 and the Preferred Stock Exchange.

Convertible Notes -Adjusted EBITDA Requirements

The Company needs to achieve minimum Adjusted EBITDA in 2008 or the per annum interest rate on the unpaid principal balance of the Convertible Notes then in effect shall increase by 200 basis points. The following table sets forth the Adjusted EBITDA for the nine months ended September 30, 2007 (in thousands):

Net loss before dividends	$(12,343)

Adjustments:
Income taxes	—
Interest expense	831
Depreciation	1,121
Amortization of intangible assets and stock based compensation	714
Extraordinary losses	—
Financing charges	404
Costs of beneficial conversion features	1,976
Accretion of discounts	2,332
Interest income	(35)
Extraordinary gains	—
Derivative financial instruments	3,513
Adjusted EBITDA	$(1,487)

Commitments and Contingencies

During the three months ended September 30, 2007, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on June 6, 2007. The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year		1-3 Years	3-5 Years		More than 5 Years
Convertible Notes	$5,846	$	─	$5,846	$	─	$	─
Derivative liabilities	14,525		9,125	5,400		─		─
Operating lease obligations	65		60	5		─		─
Commercial commitments	4,117		2,409	1,708		─		─
Total	$24,553		$11,594	$12,959	$	─	$	─

Inflation

Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have certain derivative financial instruments related to the Convertible Notes and the February 2004 capital raise. As the financial instruments are revalued each period these will cause fluctuations in our results from operations and if the Convertible Notes are not converted and we are unable to register our common stock, ultimately cash flows from their settlement. The following table shows the effect of certain common stock prices on the derivative financial instruments shown in the consolidated balance sheets and the increase or decrease in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the consolidated statement of operations as of September 30, 2007.

	As Reported September 30, 2007	Common Stock Price Decreased to	Common Stock Price Increased to
Common stock price	$0.75	$0.50	$1.00

Balance Sheet:
Derivative financial instrument - February 2004 capital raise	$1,206	$1,206	$1,206
Derivative financial instrument - Beneficial conversion feature - Convertible Notes	5,400	2,700	10,800
Derivative financial instrument - Series A Warrants	3,179	1,892	4,531
Derivative financial instrument - Series A-2 Warrants	4,740	2,927	6,617
Derivative financial instruments	$14,525	$8,725	$23,154

Change in fair value of derivative financial instruments	$-	$(5,800)	8,629

Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$3,513	$(2,287)	$12,142

Net loss attributable to common stockholders	$(11,796)	$(5,996)	$(20,425)

The derivative financial instrument related to the February 2004 capital raise is not affected by changes in the Company’s common stock price but to the number of shares of common stock currently held by the original investors in the February 2004 capital raise. Had 75,000 shares, 10% of shares currently held by the original investors, been sold as of September 30, 2007 then the fair value of the related derivative financial instrument would have been reduced by $66,000 and we would have recognized that amount as income in the consolidated statement of operations.

There are no other material qualitative or quantitative market risks particular to us.

Item 4. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraphs.

During the 2007 and 2006 periods covered by this report we lacked adequate internal controls. A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will be not be prevented or detected. We believe that a material weakness in our internal controls arose as the result of aggregating several significant deficiencies, including insufficient number of technical accounting and public company reporting personnel in the finance department and lack of an internally maintained warrant registry.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of Stockholders, which occurred on August 14, 2007, all of the proposals for consideration were approved. Therefore, Jim Lusk and Peter Rust were each elected Class I members of our board of directors to serve a two-year term, which expires on the date of the Annual Meeting in 2009 or until their respective successors are elected and qualified, and Bami Bastani and Michael Brandofino were each elected Class II members of our board of directors to serve a three-year term each, which expires on the date of the Annual Meeting in 2010 or until their respective successors are elected and qualified. Stockholders also (i) approved the 2007 Stock Incentive Plan and reserving 3,000,000 shares of common stock for issuance under such plan, (ii) ratified the appointment of Amper, Politziner & Mattia, P.C. as our Registered Public Accounting Firm for the fiscal year ending December 31, 2007, and (iii) approved an amendment to Glowpoint’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.

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

GLOWPOINT, INC. Registrant

Date: November 14, 2007	By: /s/ Michael Brandofino
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: November 14, 2007	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)