Form 10-K
period 2007-12-31
GLOWPOINT INC
filed 2008-03-27
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.☐ Yes ☒ No

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26,089,439.

The number of shares of the Registrant’s common stock outstanding as of March 20, 2008 was 46,389,673.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give Glowpoint's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding Glowpoint's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint's current plans, and Glowpoint's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report on Form 10-K.

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

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality two-way video communications. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. With the advent of HD (High Definition) and telepresence solutions, we have combined various components of our features and services into a comprehensive service offering for enterprise end user customers that can support any of the telepresence products on the market today. Glowpoint is also wholesaling its services and providing branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s managed video services are hardware agnostic, supporting all recognized video standards. As a result, we have become the global video interconnection point, linking together “islands of video” across third party private networks (e.g., provided by AT&T, SBC, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how they are connecting or where they are connecting from.

Glowpoint’s managed video services involve two major components, the Glowpoint video applications services and the Glowpoint network services. The video application services are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport. The

Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QoS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. Glowpoint’s reach spans the globe, with 11 points of presence (POPs) and unlimited peering capability to deliver Glowpoint services to customers in virtually any region in the world. A unique feature of the Glowpoint network is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities (see “Intellectual Property” below), which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the Internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

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

On September 23, 2003, we completed the sale of the equipment business and officially changed our name from Wire One to Glowpoint in order to focus solely on growing Glowpoint’s managed video services. Since 2003, we have been exclusively focused on making video communications as reliable and as easy to use as the telephone – offering ten-digit dialing (as opposed to using IP addresses), operator assistance, video mailboxes and many other features that consumers have grown accustomed to with their telephone. We have also redefined the two-way video communications marketplace by creating and offering unique IP-based features that were integrated into the industry’s first “All You Can See” subscription-calling plans, which are similar to Voice over IP (VoIP) broadband-calling packages or unlimited mobile phone packages.

Glowpoint is recognized as one of the premier video-over-IP service providers in the market today. Our track record and quality-of-service commitment of 99.99% network uptime has earned us various awards and credits. We have been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality. We believe we have been a leader in setting policy through our participation in standards boards, including chairing a committee of the IMTC H.323 forum on International Dialing Plans in 2004. Our industry awards include: receipt of Frost & Sullivan’s Technical Innovations award in 2001; selection as one of the 14 most innovative companies by “Telephony Magazine” in 2004; and selection of our Chief Technology Officer as a finalist for 2005 New Jersey Technology Council’s “CIO/CTO of the Year” for Glowpoint’s technology leadership in video communications. For two consecutive years (2006 and 2007), Glowpoint was named one of the best providers of always-on IP Networks dedicated to videoconferencing by Videoconferencing Insight Newsletter, a newsletter on the videoconferencing industry reporting from a user perspective for more than a decade (www.vcinsight.com).

Industry Overview

The videoconferencing industry has been transformed in recent years. When Glowpoint was launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to change that. Today, video communications is becoming more mainstream and reliable, with technology giants such as Cisco Systems and Hewlett-Packard joining in and validating what we set out to accomplish. Currently, we view the video communications industry segregated into five categories, each of which is a potential partner and/or customer for Glowpoint’s managed video services:

•

Videoconferencing and Telepresence Equipment Manufacturers;

•

Video and Telepresence Equipment Resellers and Integrators;

•

Carriers (Network Providers);

•

Videoconferencing Services Providers (Multi-Point Conference Services); and

•

Telepresence and HD

Videoconferencing and Telepresence Equipment Manufacturers. Manufacturers of videoconferencing and telepresence equipment continue to focus on selling video infrastructure equipment. With the introduction of HD and telepresence, however, they are becoming increasingly aware that in order to sell complex solutions, they must partner with service providers (such as Glowpoint) who make it easier for customers to buy and use their products ongoing.

Video and Telepresence Equipment Resellers and Integrators. Video and telepresence equipment resellers and integrators are facing margin pressures as well as increasingly complex solutions related to videoconferencing equipment sales. Among their only options we believe is to attempt to reproduce the features, experience and services provided by Glowpoint or to become resellers of Glowpoint’s services. Many have chosen the latter and Glowpoint will continue to nurture and grow its distribution channel.

There are some videoconferencing equipment resellers who have chosen to compete with us rather than resell our services (see “Competition” below). We believe that these companies offer only a rudimentary subset of the features and services that Glowpoint provides. To date, we know of no company that provides comparable video communication services and, given our proprietary technology (see “Intellectual Property” below), we believe it would be difficult for any competitor to match our comprehensive service offering.

Carriers (Network Providers). Carriers have always played a role in video communications, because all equipment requires some network for transporting the video communication. Historically, this was done using ISDN services provided by major carriers around the world. According to some estimates, there may be as many as 500,000 to 1,000,000 videoconferencing systems still using ISDN. With the emergence of IP videoconferencing, these network providers have been offering services that include high quality virtual private networks (VPNs) on which customers may support data, voice and video applications. This is often referred to as a “converged network” or “convergence”. At this time, however, converged solutions provided by network providers are bandwidth only and provide little or no IP-based video communication applications services. This means that customers are free to connect their video conferencing equipment to the converged network, but must then figure out how to support the video application on their own. This amounts to “self service” videoconferencing where the customer is isolated on the converged network with no video application services or support available.

Glowpoint offers high quality and reliable “bandwidth” via the Glowpoint Network Service. At first it may appear that any network provider is our competitor. However, many of these network providers lack video expertise and do not offer IP video services or support. They essentially only offer bandwidth and their video services, if any, are still focused on ISDN. Glowpoint has been able to leverage this distinction by offering Glowpoint’s managed video application services over third party networks (rather than the Glowpoint network). We call it “Glowpoint-enabling” another network. This solution has permitted us to retain some accounts when customers have sought the benefits of a converged solution, has given us sales opportunities with large enterprises that already have established network provider relationships, and has allowed us to partner, rather than compete, with network providers on opportunities where we would otherwise be considered competitors. With our Glowpoint-enabled solution, we have the potential to provide all or part of the video solution in almost every opportunity we encounter.

Videoconferencing Service Providers. A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multi-point conferencing (bringing multiple locations into one video call). These videoconferencing service providers, however, are still heavily dependent on ISDN as the network transport for these multi-point videoconferences and, we understand, as much as 80-90% of their multi-point revenue is derived from ISDN. Glowpoint, on the other hand, not only offers multi-point conferencing services, but has introduced a full range of managed video solutions that are primarily IP-based. IP-based services offer more flexibility, higher quality and, because there are no long distance charges, lower costs.

Telepresence and HD. Telepresence has brought significant attention to the video communications industry. In reality, “telepresence” is a term that represents what Glowpoint has been providing since soon after its launch in 2000 -- high quality, easy to use video communications where the technology does not interfere with the purpose for the meeting. The most popular representation of the telepresence concept is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by Cisco Systems and Hewlett-Packard has brought new competition to the traditional videoconferencing equipment leaders (e.g., Polycom and Tandberg); more importantly for Glowpoint, however, we believe their telepresence offering and vision have validated our business plan and brought new life and interest to the video communication industry.

As manufacturers and resellers seek telepresence market share, they have realized that customer expectations are much higher than in a traditional videoconferencing equipment sale. The system must successfully work every time. This has created a new demand for services, such as our “VNOC” (Video Network Operations Center) Support Services. Glowpoint’s VNOC Support Services offer enterprise customers, which are typically the purchasers of the telepresence systems, the peace of mind that their conferences and rooms will be managed reliably. Glowpoint’s room resource management, scheduling, specialized call launching and support are especially important and key differentiators in marketplace.

We believe Glowpoint is uniquely positioned to address all of these new developments. We have been focused primarily on providing IP-based managed video services since our launch in 2000 and our patented and patent pending technology is tailored to support any available HD equipment. Our proprietary managed video service provides HD video communication with as little as 2 Mbps of bandwidth per call, while other network providers typically require at least 6 Mbps, and as much as 45 Mbps of bandwidth for HD video communications. Regardless of the equipment used or bandwidth required, we believe that Glowpoint can be an excellent partner with any of the providers of telepresence solutions.

Market Need. Despite the fact that many enterprises may already have private networks and use their own IT support teams for applications in the business, a relatively small percentage can actually support video communications. The complexity of video communications is increasing. Most businesses already find it difficult to effectively maintain and manage existing applications because of the shortage of information technology and network personnel. Customers also soon realize that supporting video distracts the support organizations from other critical business application support and requires a different skill set than normal business IT support. As a result, businesses increasingly require a solution employing a network dedicated to video, which enables them to manage video communications, isolating it from other applications and existing communications infrastructure. As for the infrastructure itself, according to an announcement by Cisco Systems (as reported in the Wall Street Journal), only 10-15% of Cisco’s customers can support quality videoconferencing on their networks. Even if a customer network can support videoconferencing, many are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (e.g., CRM applications, financial applications, e-mail and file transfers) on a common network. Allocating enough bandwidth in a corporate local area network or Intranet to handle real-time transmission of images and audio, in addition to data applications, can be difficult and can significantly impede overall network performance. An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant market opportunity to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

The surge in deployment of Voice over IP (VoIP) is an example of a technology that has been technically feasible for years, but did not gain popularity until the full feature and services people were accustomed to with their traditional telephones became available. Features like publicly-available phone numbers, operator services, voicemail and the ability to seamlessly call to phones off of a company’s private IP phone network were the critical application components that facilitated adoption of VoIP phones. Because most companies would not provide those features on their own, VoIP service providers developed them and now companies simply “plug” their VoIP networks into traditional telephony companies for these application services and off-net transport.

Glowpoint is the “video” telephony company offering video application services largely unavailable from anyone else at this time and difficult (or possibly even impossible) for customers to build on their own (see “Intellectual Property” below). Glowpoint provides unique features and services, such as ten-digit dialing video phone numbers automatically routed to IP video systems, video operator services, video mailboxes, seamless video calling to off-net locations anywhere in the world and other video application services, all of which permit customers to “plug” in their VidOIP (video over IP) networks.

Market Size. According to some industry leaders, only about 5-8% of conference rooms in United States businesses have videoconferencing equipment. We believe the industry still has not begun to realize the potential deployment of video to individual desktops or in consumer environments. As a result, we believe there is still a large untapped potential market for video communications. Major technology companies such as Cisco Systems and Hewlett-Packard have publicly announced that they feel the telepresence market alone can become a multi-billion dollar industry in the coming years. According to some industry analysts, the services side of the videoconferencing industry (currently dominated by network providers) and managed services (such as multi-point conferencing) is anticipated to grow globally to more than four billion dollars over the next few years. Therefore, we believe that Glowpoint’s aggregate potential addressable market is significant, though we can give no assurance as to what our market share will be in the coming years.

Glowpoint Services and Features

Glowpoint offers a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We are focused primarily on high quality two-way video communications and have been supporting millions of video calls since we launched our service in late 2000. We believe our experience, expertise, video-centric focus, unique features and services, and world class support are unrivaled and a key differentiator in the industry. We have bundled some of our managed services to offer unique video communication solutions for broadcast/media content acquisition and for video call center applications. With the growth of HD (High Definition) telepresence solutions, we began offering, and have now productized, a comprehensive telepresence support solution that can support any of the telepresence solutions on the market today that we call our VNOC (video network operations center) services (see “Market Solutions” below).

Video Application Services and Managed Network Services; Glowpoint Subscription Services

Glowpoint’s core managed video service offering bundles our proprietary video application communications features and services with our Quality-of-Service (QOS) managed network offering. This bundled offering gives customers a single point of contact for their high quality video communication needs and we believe makes video as easy and spontaneous as using the telephone - but with the power of face-to-face communications. Our subscription plans are priced according to the video call requirements of a location. The amount and type of bandwidth ordered depends on the number of video endpoints and is generally billed on a monthly recurring basis per location. We have established packages to accommodate the most popular requirements, with the lowest bandwidth offering beginning at a basic bundled solution currently starting at $499 per month for video calls up to 512 Kbps and higher bandwidth offerings to support HD and telepresence applications of 2Mbps up to 18Mbps per room. These higher bandwidth offerings are priced with the service and features included. Typically, we begin providing service within 30 days following the customer’s order. We also routinely offer custom video communications solutions with individual customer-requested terms and conditions.

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

•

VideoMailbox
Glowpoint has brought voicemail to the video communications world. If a Glowpoint customer receives a video call and is not available or his video system is turned off, the call is automatically re-routed to a VideoMailbox where the caller is greeted with an outgoing video personally recorded by the Glowpoint customer. The caller may then leave his/her own video message in the VideoMailbox. The Glowpoint customer then receives a message which is stored on his VideoMailbox and receives an email alert with an image of the caller and associated information. Our customer may then view the message as a media file either through the online portal or checking messages from his video endpoint.

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

•

Firewall Traversal
In an increasingly popular world of convergence, many businesses seek to leverage their own networks for video transport, but increasingly face the challenge of placing video calls outside of their own network which becomes its own “island of video”. In these situations, Glowpoint becomes the video “telephony” company with solutions that provide firewall traversal, effectively allowing customers to get off of their private networks and connect to any other means, while taking advantage of all the other Glowpoint services.

•

Reservation-Less, Multi-Person Video Calls
This “bridging on demand” service permits multiple users to see and communicate simultaneously on one screen. The “Brady Bunch” effect (also known as “continuous presence”) allows all parties to see each other at the same time in a collaborative conference session. This spontaneous service feature is a great alternative to pre-scheduled managed multi-point calls. This offers traditional conference set up and activation customary of audio teleconferencing with a pin number for all participants to use for inclusion in multi-point video calls at an extremely cost effective rate. We also provide a high definition version of this service, which is the first of its kind.

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

Managed Multi-Point Conferencing (Bridging) Services, including HD Bridging

Managed multi-point conferencing services enable customers to utilize Glowpoint’s Multi-point Control Units (MCUs, which are also known as “bridges”) in order to facilitate video conference meetings with more than two locations at the same time. Glowpoint has the ability to support both ISDN and IP for multi-conference events with enough capacity to support hundreds of participating locations at one time. With our managed multi-point conferencing service, virtually anyone can participate on a video call together, including:

•

Other Glowpoint video or enabled locations;

•

Non-Glowpoint video locations using legacy ISDN technology or the Internet;

•

Geographically unlimited locations in the United States and around the world; and

•

Non-video locations (e.g., participants without videoconferencing equipment and persons out of the office who can only attend by voice only using cell phones).

Our world-class global conferencing service and skilled professional technicians provide the highest quality service to fulfill all conferencing needs – at a competitive price. Glowpoint’s multi-point conferencing service includes:

•

Enhanced continuous presence;

•

Multiple viewing options (up to 27 different layouts);

•

Pre-call site certification;

•

PowerPoint display and data collaboration;

•

No cancellation fees;

•

Call monitoring and recording;

•

Standing reservations;

•

Online scheduling;

•

Conference dial-in numbers; and

•

ISDN Gateway reduced calling.

In addition to our reservation-less HD capabilities, we launched the industry’s first High Definition (HD) managed multi-point conferencing service, which brings HD to Glowpoint’s fully-managed, scheduled “white-glove” offering.

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

Though typically an event-based service, we signed a number of minimum commitment contracts with managed multi-point conferencing customers in 2006 and 2007 in order to have some predictable revenue from the service offering. We continue to pursue minimum commitment contracts.

VNOC Services

Glowpoint has been providing the highest quality “white glove” service as part of its product offerings for years. Now, with HD and telepresence technology and the accompanying high expectations in the marketplace for the quality, performance and service, we believe we are well positioned to provide support services for video rooms and Telepresence suites. Our video network operations center (“VNOC”) support services include the following:

•

Room certification: When a client is certified by the Glowpoint VNOC service, their room will be tested for all operational capabilities and monitored with dozens of alarm points to ensure the proactive and ongoing support will enable the VNOC to ensure the room is operational at the start of every conference.

•

Single Point of Contact: VNOC “at your service” support is a single point of contact accessible via our video concierge service (a branded version of our patented live video operator assistance), which is integrated with a “support” button on the control panel or phone that then provides dedicated toll-free dial-in access or Web mail/portal access.

•

Scheduling: Scheduling with the VNOC service removes any concerns of room management and allows customers to book room resources through all the means available such as a dedicated toll-free number (direct dial for international calls), concierge service through video one touch dialing, and Web portal scheduling tools which are integrated to Microsoft Outlook and Lotus Notes. Glowpoint’s online scheduling tool is advanced and solves many of the challenges with room resource management that many large enterprises encounter today. Confirmation notifications are provided both to requestors and to participants. All scheduling options may be private labeled to match our customer’s attributes (e.g., name and marketing tagline).

•

Conference Production and Monitoring: A Glowpoint telepresence conference producer will set up and manage the successful launch and connection of all sites in the telepresence meeting, including point-to-point or multi-point calls. Our VNOC team then continuously supports and monitors all telepresence calls, including digitally monitoring connectivity levels by a qualified Glowpoint video producer. Our goal is to ensure that the technology is transparent to our users.

•

Help Desk Support: Our VNOC team provides technical support for all active calls during a meeting. When required, we will coordinate with hardware vendors and integrators to repair or replace any component parts or resolve room integration issues. As the single point of technical support for your video solutions, our top priority is resolving endpoint or connectivity issues.

•

Training: We believe that successful use and adoption of video communication requires ease of use, which is in large part a result of knowing how best to use the system. We host training sessions for customers and provide periodic training updates as reasonably requested.

•

Interoperability Testing and Support: We believe we are the industry leader in evaluating and testing video communication equipment for reliability and interoperability through our Glowpoint Certified Program (see “Intellectual – Hardware Interoperability” below). As telepresence continues to evolve, we expect to continue leading the industry in our interoperability and certification testing to assist our telepresence customers.

•

Stewardship Reporting and Service Reviews: We provide monthly stewardship reports that capture key metrics related to the performance of the room, the associated network, and various support levels, including statistics related to usage (number of meetings, duration, and hours of use), network and room connectivity availability, network and room mean time to repair, and failure/root cause analysis. We have quarterly meetings with our customers to review these statistics, providing a forum to discuss areas of success, areas in need of improvement, and address any other concern.

•

Advanced Network Monitoring: If a client chooses to use another network to support their telepresence rooms, Glowpoint offers advanced network monitoring which allows the VNOC service to not only qualify the room readiness at all times, but to also monitor the performance of the network supporting that room. We will set thresholds based on the requirements of video traffic and react and report on any deficiencies.

The Glowpoint VNOC solution may be bundled with our Quality of Service (QoS) managed network service or offered on its own by Glowpoint-enabling another network service. Customers who purchase a Cisco Systems 3000 TelepresenceTM solution, Polycom RPXTM or TPX, or Tandberg ExperiaTM solution, for example, may all take advantage of the Glowpoint VNOC solution regardless of their choice of network. A typical telepresence room requires 6 megabits per second (mbps) per video device, of which there are typically usually two or three per telepresence room. Therefore, the total bandwidth per telepresence room is usually at least 18 mbps. Multi-point calls (bridging calls) require even more bandwidth, often as much as a DS-3 (45 mbps) to support one session. Our managed network solution is ideal to support the telepresence suites, especially when customer networks cannot handle those demanding requirements.

Professional Services

As with technology hosting and management services, we sought new revenue sources using what we believe are our unrivaled network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable sales avenue into video communication opportunities and have led to sales of our managed video services.

Market Solutions: Bundled Offerings for Broadcast and Video Call Centers

We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition, and video call centers.

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

Our Customer Connect solution is currently being used by a major retail bank to provide high definition “video banking” services to clients around the country. With one touch inside a local branch location, an existing or potential bank customer is instantly immersed in a telepresence call with a highly trained bank professional. Rather than needing to have these professionals scattered at local branches when their services may not always be required, our call center solution permits the retail bank to centrally locate its trained professionals and provide services as and when needed, supporting a region rather than one or two locations. Our business customer is now able to train fewer people, support a greater number of branches and cross-sell products more effectively. This appears to be a growing trend where businesses will use video communications as a tool to interact more cost effectively and efficiently with their customers. We call this a business-to-business-to-consumer (B2B2C) application and believe it will make video communications a critical application across many industries.

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

All of Glowpoint’s unique features and services have been designed so that the entire suite can be “private labeled” by other service providers or companies who want to integrate video communications into their existing products quickly and cost efficiently. “Glowpoint Enabling” is very similar to the concept of “Intel inside” where, for example, Glowpoint provides all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party, who in turn sells these services to their customers. Glowpoint has been involved in a number of private label opportunities, including Sony and Vision Net in Australia, and have a number of additional opportunities pending. Other examples of leveraging our video application services across other networks include Glowpoint-enabling the networks of providers such as Masergy, Savvis, AT&T, and Qwest.

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

We maintain a state-of-the-art network operations center (NOC) at our Hillside, NJ headquarters, from which we monitor the operations of our network on a 24x7 basis. The NOC’s primary functions are to monitor the network, manage and support all backbone equipment, and provide proactive and on-demand support for our customers. Video traffic does not pass through our NOC, nor does usage information or authentication packets. We designed our network to handle those functions at our Points of Presence (POPs), which was done for improved video performance and, more importantly, to address security and disaster recovery/business continuity matters. We utilize Netcool, HP OpenView and NetVigil network management tools to monitor and support our network. We also use Remedy for workflow in order to track and report trouble tickets.

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

With our origins in videoconferencing equipment sales and service, we have a broad understanding of the unique demands placed on a network by a video communication application. Telecommunication carrier networks were simply not designed for two-way video communications. Unlike a standard data application, video applications immediately expose network performance limitations. It was this need for quality and reliability that prompted us to develop our own network dedicated exclusively to two-way video communications, but designed using standard (and proven) network concepts and methodologies. We also believed that a network alone would not offer a sustainable competitive advantage. Accordingly, we developed and continue to develop proprietary software and hardware-based service offerings that leverage our dedicated proprietary network architecture and enables us to offer high quality and easy-to-use video communications.

Video Applications and Telephony Features

We developed and offer a full array of pioneering applications and features targeted to the specific demands of two-way video communications, making it as easy and spontaneous as using the telephone but with the power of face-to-face communications. In April 2007, we were awarded a U.S. Patent for our live video operator assistance feature. This patented technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services.

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

Hardware Interoperability

We are hardware agnostic. Therefore, we strive to ensure that our managed video services work with any available standards-based videoconferencing equipment. Through the Glowpoint Certification Program, we test and assess new equipment, options and configurations for use throughout our network. The program sets strict standards for equipment performance and service levels. Customers can be assured that Glowpoint-certified products conform to the highest standards of compliancy as well as interoperability with other leading manufacturers of similar products. Our certification team has created a comprehensive testing and evaluation methodology requiring that each manufacturer’s class of video communications equipment meet or exceed performance, reliability and interoperability levels in the areas of video, audio, data, feature and capability set. We maintain a close relationship with all of the leading video equipment manufacturers, such as Polycom, Tandberg, Sony, Cisco, HaiVision, Life Size and Radvision, and provide each of them with information about their products’ performance.

Patents and Patents-Pending

Because we were the first dedicated IP-video service provider, the development of our network architecture and video applications resulted in a significant amount of intellectual property – from real-time rating and billing for video calls to video call center applications for customer support. In 2007, we received our first patent and a number of others have been filed and are in various stages of the patent process. This patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar telephony-like managed video services. We are unique and, given our proprietary technology, believe we are especially well positioned to partner with telecommunications carriers, virtual private network providers, equipment manufacturers, resellers and other companies focused on integrating innovative and high quality video solutions into their product mix.

As mentioned above, we were awarded U.S. Patent No. 7,200,213 B2 in April 2007 for our live video operator assistance feature. This patented technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services. We believe this patent helps solidify our position as the leader in developing solutions that make video communications a critical business application for our customers.

We have substantial intellectual property with regard to two-way video communications. Due to resource prioritization matters, we have initially only pursued those patent applications we believe are the most strategic. The following is a brief description of our pending patents and their role in our managed video service offering:

•

Video Call Director - When you place a voice telephone call, you expect some resolution of it – a completed call, a busy signal, or a message that you dialed the wrong number. In the IP-video world, we do not believe that this functionality existed before Glowpoint. Customers placing IP video calls would receive cryptic error codes or invalid network error messages. We developed the Video Call Director technology to intelligently redirect calls based on various conditions. The technology is deployed as “Lisa”, our video call assistant. Now, when a Glowpoint customer places a video call that does not connect, he is greeted with an interactive video message from “Lisa” explaining some reasons and offering him the option of reaching a live video operator for assistance. The ability to intelligently route video calls based on various conditions lends itself to numerous other capabilities and services, including video mailbox, follow-me video numbers (see below), and video call transfers and forwarding.

•

Method and Process for the Glowpoint Video Call Distributor – Our video call distributor technology permits businesses to route real-time, two-way video calls over an IP network using a call management system (e.g., a traditional PBX-based automatic call distribution system) that may serve multiple possible endpoints (for example, a call center environment). This video call distributor integrates the features and services of traditional voice call distribution systems with video calls. It is built on previously patented Glowpoint technology as well as new technology developed specifically for this solution, which is marketed as Glowpoint’s Customer Connect offering. We believe this patent-pending technology is a critical component of skills-based video call centers, where video calls can be routed to the appropriate person based on predetermined skill sets or criteria. For example, in our video banking pilot (discussed above), this patent-pending technology has been used to route video calls to English and Spanish speaking video bankers depending on a selection made at the remote branch location.

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

•

Method and Process for Video over IP Network Management – When Glowpoint was launched, we found no network existed at the time to support high quality two-way video communications. As a result, we developed a highly sophisticated network that included our backbone network architecture and our video network architecture. We combined off the shelf components with proprietary design and technology to create the world’s first dedicated IP video network. In addition to the method and process for building this network, we developed and deployed unique testing tools that enable us to closely monitor key metrics associated with successfully delivering high quality video communications. With the introduction of HD and telepresence, there are increased concerns regarding carrying video traffic with data traffic on the same network. We believe these concerns underscore the need to carry video communications on Glowpoint’s patent-pending dedicated IP video network.

•

Systems and Method for Video Transport Services (Service Provider Based Firewall Traversal) – Our initial product offering included customers using our video applications and managed network services as a completely outsourced solution for all video communications. However, as convergence (using one network for data, voice and video) gained acceptance, we were asked by customers to support a hybrid solution, where some video endpoints remained on the customer’s network but other locations and the video application services (multi-point conferencing, gateway to ISDN, etc.) were provided across Glowpoint’s network. In order to accommodate the need to traverse the customer’s network in a secure fashion, we developed our Video Transport Service (VTS) specifically to provide firewall traversal solutions in a managed service offering. While individual firewall traversal products can be purchased from various hardware manufacturers, we believe our patent-pending technology is the first complete service solution.

•

Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN network – Even though adoption of IP video has seen a surge recently, a significant portion of video communications users in the world still utilize legacy ISDN networks. Early on, we wanted to ensure that the migration from ISDN to IP would be painless and we understood the need to be able to seamlessly connect IP users with ISDN systems around the world. We believe Glowpoint is still the only service that assigns real phone numbers to customers that enable them to simply dial the phone number to “gateway” from their IP system on Glowpoint to ISDN systems. In addition, Glowpoint customers can be called directly from virtually any ISDN video system or even a phone anywhere in the world. This patent-pending automated call routing capability has been leveraged to provide a least cost gateway to customers, routing the call to the most inexpensive gateway exit point off the Glowpoint network before entering the PSTN/ISDN network.

•

Video Communications Control System/Parental Control – In late 2005, Glowpoint introduced IVE (Instant Video Everywhere), a software-based video service that works with a simple web camera over the Internet. During development and market research, it became apparent that the early adopters of consumer based two-way video communications would be teenagers and young adults. Given that demographic and the proliferation of tools to help parents control what websites are visited by their children, we felt that parental control of two-way video communications was a logical requirement as video communications became more mainstream. This patent-pending technology leverages existing parental control codes and guidelines to restrict video calls from being placed or received from blocked callers. It also permits parents to establish a “friends and family” directory of allowable video numbers that can be called. While it may be currently ahead of its time, we believe this patent-pending technology will be valuable in the future.

•

Method and Process for Follow-Me Video Phone Number – Our IVE (Instant Video Everywhere) product offering was intended to enable traveling business people to stay connected by video wherever they go. These “road warriors” could log into IVE from a hotel room, airport lounge, or anywhere else a quality broadband connection was available, and place and receive video calls. In order to enhance the experience and integration with the video systems in their offices, Glowpoint developed technology to create a Follow-Me Video number capability. Essentially, the user has one video phone number and, if logged into IVE, the video call will automatically route there instead of the video system in the user’s office. This patent-pending technology allows our customer to have one video number, one video mailbox, and yet literally be reached by video anywhere in the world.

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

One of our main sales challenges has been that video communications is not generally perceived as a critical application for most companies. This has resulted in historically moderate growth and longer sales cycles. Recognizing this, we set out to create new markets where video communications plays a critical role in business practices. Two areas we have focused on are the legal and broadcast/media sectors. Law firms have been using video conferencing for years, but poor performance and the difficulty of associating its usage to clients prevented widespread utilization and growth in the sector. Therefore, Glowpoint introduced a legal industry-focused video solution, which combines Glowpoint’s high-quality managed video services with special billing features that enable law firms to enter a client/matter billing code before placing a video call. This innovation established Glowpoint as a key component of many law firms’ communication infrastructures and translated into more sales success.

For the broadcast/media industry, we recognized its need to acquire more content and do so more cost effectively. Therefore, we introduced a highly managed and supported service that has been utilized to acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. Rather than utilizing an expensive satellite feed, companies can acquire broadcast-quality standard definition (SD) and high definition (HD) content over a dedicated Glowpoint IP connection at a fraction of the cost. The initial SD use of Glowpoint in the broadcast sector was in 2002 when we provided this service to ESPN during the NFL and NBA Drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage of the drafts every year since 2002. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD and announced a multi-year agreement with NASCAR Images as the first customer to deploy this solution, which will be utilized to provide the NASCAR industry the ability to acquire content, such as driver interviews between races, which may then be distributed to key media outlets for television broadcast. This sales focus on the broadcast/media sector translated into approximately a 67% revenue growth rate from 2005 to 2006 and more than a 100% revenue growth rate from 2006 to 2007.

Our current plans include focusing on telepresence support services and “business-to-business-to-consumer” (“B2B2C”) applications, mining our existing customer base for additional sales, targeting select market segments that have shown the greatest promise (e.g., legal and broadcast/media), strengthening our indirect sales channel relationships, and continued conversion of ISDN users. Depending on the source, anywhere from 50% to 70% of installed video systems are still using legacy ISDN services. Considering that there are an estimated 500,000 to 1,000,000 video systems in the United States alone, we believe there is still a huge untapped market available to convert to Glowpoint IP services. We will continue to create sales programs designed to convince legacy ISDN users to migrate to IP, which may include bundles with resellers, where equipment and services are sold to the customer as one package.

The decision about what network or service to use is generally made at the same time a customer purchases video conferencing equipment. Because we do not sell video equipment, we have not been included in a number of opportunities at the point of sale. The only way to ensure Glowpoint is involved at the point of sale is through the indirect channel, mostly made up of companies that also sell video equipment. Glowpoint initiated a campaign in

May 2006 to re-energize that sales channel and reestablish relationships. The result was an increase from 10% of new sales coming through that channel prior to May 2006 to approximately 40% of new sales from June through December 2006 coming through that channel and approximately 39% of new sales coming through that channel in 2007.

We also view B2B2C opportunities as very exciting, and “disruptive”, in the market. While the Glowpoint products and service have tremendous potential in the consumer market, we are not currently positioned to realize that potential. Therefore, we are developing and marketing solutions to other businesses where the ultimate user is that business’ customer. An example of this is video banking, where a bank is currently using Glowpoint’s patented and patent-pending technology to sell services to customers at branch office locations from a central video banking call center. By going to market with a B2B2C offering, we can reap the benefits of consumers using our managed video services without the expense and risk of trying to reach out to them directly.

Customers

We have a stable, growing customer base of over 660 customers ranging from Fortune 100 companies to federal, state, and municipal governmental entities to businesses and service professionals (e.g., accountants and lawyers) to non-profit organizations. Our top ten current market segments at the end of 2007, listed in order of contribution to revenue, are: legal and law enforcement, approximately 15% of revenue; broadcast/media, 14%; governmental entities (local, state and federal), 10%; banking and finance, 10%; manufacturing, 8%; education, 5%; healthcare and medicine, 5%; services (including consulting), 4%; food and beverage, 4%; and engineering and construction, 3%. No single customer represents more than 10% of our revenue.

Employees

As of December 31, 2007, we had 65 full-time employees. Of these employees, 10 are involved in backbone engineering and development, 22 in customer service and operations, 18 in sales and marketing and 15 in corporate functions. None of our employees is represented by a labor union. We believe that our employee relations are good.

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

For our multi-point conferencing services, we compete against other multi-point conferencing providers, many of whom also have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network. In addition to the above-mentioned telecommunications carriers, competitors include audio conferencing companies that have added video functionality, such as InterCall (a subsidiary of West Corporation and recently announced acquirer of Genesys Conferencing), ACT Teleconferencing, and Wire One/VSPAN. We believe these competitors are still heavily dependent on ISDN and have little or no expertise in IP video. By combining our managed video service with our multi-point conferencing services, we offer tremendous performance and cost savings to our customers that we believe is difficult, if not nearly impossible, for the competition to match at this time.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Securities Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Copies of these periodic reports, proxy statements and other information can be inspected and copied at:

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

In addition, we make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.glowpoint.com.

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

Our working capital requirements continue to be significant. To date, we have been dependent primarily on the net proceeds of private placements of convertible debt and equity securities. Our 10% Senior Secured Convertible Notes (“Senior Notes”) issued in March and April 2006 and September 2007 (collectively, the “Private Placements”) in aggregate principal amount of $9,718,000, together with additional notes issued to satisfy the quarterly interest payments (“Senior Secured Interest Notes”; together with the Senior Notes, the “Senior Secured Notes”), mature in March 2009. We may not be able to repay such notes at that time and may have to evaluate our options, which include renegotiating the terms and maturity date and issuing new debt or equity to repay the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company and we would not have sufficient funds to continue as a going concern.

Furthermore, our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. Accordingly, the proceeds from our September 2007 financing and our other existing capital resources may not be sufficient to fund our future operations. We currently have no committed sources of, or other arrangements with respect to, additional financing. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.

Our consolidated financial statements are prepared assuming we are a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital, renegotiate or refinance the Senior Secured Notes, and realize projected operational savings.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,924,000 and negative operating cash flows of $1,878,000 for the year ended December 31, 2007. The Company performed an evaluation of its long-lived assets, however, and determined that there is an excess of cash flow on an undiscounted basis over the long-lived carrying amount. Therefore, the Company believes that no impairment losses were required. At December 31, 2007, we had cash and cash equivalents of $2,312,000, a working capital deficit of $9,092,000 and an accumulated deficit of $178,094,000. These factors raise substantial doubt as to our ability to continue as a going concern. In 2006 we commenced a restructuring of the current business (see Note 16 to the consolidated financial statements for further information). We raised capital in March and April 2006 and September 2007, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, we believe that our available capital as of December 31, 2007 will enable us to continue as a going concern during 2008. There are no assurances, however, that those assumptions will be realized. The accompanying financial statements do not include any adjustments that might result from this uncertainty. The potential adjustments that might result include:

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

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding Series C Preferred Stock and the Senior Secured Notes or the exercise price of our outstanding warrants, resulting in dilution of our existing stockholders.

The conversion or exercise of any of our outstanding preferred stock, Senior Secured Notes, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our outstanding Series C Preferred Stock and the Senior Secured Notes and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in further dilution of our existing stockholders.

Failure to achieve a minimum EBITDA will increase the interest rate of the Senior Secured Notes, which may result in dilution of our existing stockholders.

All of the Senior Secured Notes bear interest at 10% per annum, increasing to 12% on the first anniversary following their issuance, and mature on March 31, 2009. Beginning in January 2008, the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase if the Company fails to achieve a minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA”) as defined in the Senior Secured Notes. The per annum interest rate shall increase by 200 basis points if the stated quarterly Adjusted EBITDA is not achieved, and such increase will be cumulative for each subsequent quarterly failure to achieve the stated Adjusted EBITDA; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the stated or cumulative minimum Adjusted EBITDA in any subsequent quarterly period. The minimum Adjusted EBITDA required in order to avoid an increased interest rate is: (i) $0 for the quarter ending March 31, 2008; (ii) $1,000,000 for the period commencing on January 1, 2008 and ending on June 30, 2008; (iii) $1,500,000 for the quarter ending September 30, 2008, or $2,500,000 for the period commencing on January 1, 2008 and ending on September 30, 2008; and (iv) $2,000,000 for the quarter ending December 31, 2008, or $4,500,000 for the year ended December 31, 2008.

To date, all interest due on the then-outstanding Senior Notes has been paid by issuing Senior Secured Interest Notes. The failure to achieve the Adjusted EBITDA will, if not paid by the Company in cash, require the issuance of Senior Secured Interest Notes with greater principal than if the Company had achieve the Adjusted EBITDA. Because of all of the Senior Secured Notes are convertible into common stock at a conversion rate of $0.50 per share, we may be required to issue more shares of common stock than previously anticipated due to the failure to achieve the Adjusted EBITDA, which would result in further dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Under the terms of the prior financings, including the terms of the Private Placements and the terms of a private placement in February 2004 (the “2004 Financing”), a substantial number of shares of our common stock were to be registered for resale. Resale of a significant number of these shares into the public market, once registered, could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

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

In connection with our March 2006 and April 2006 financing, we issued Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. The Series B warrants would only become exercisable if we failed to achieve positive operating income in the fourth quarter of 2006, excluding certain restructuring and non-cash charges identified in such warrant. While we reported positive operating income, excluding those restructuring and non-cash charges identified on Schedule A to the Series B warrants, as amended, for the fourth quarter of 2006 and do not believe the Series B warrants are exercisable, there can be no assurance that the Series B warrant holders will not challenge our results. While there has been no challenge to date, in the event of such a challenge and an adverse outcome against us, 6,180,000 shares of common stock may be issued for one cent per share and there will be significant dilution.

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

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, the Company will be required to incur interest expense until conversion of the Senior Secured Notes into common stock. The interest rate of the Senior Secured Notes will increase if we fail to achieve certain EBITDA covenants set forth in such notes. We also expect that our operating results could vary significantly from quarter to quarter based on changes to the estimated fair value of the derivative liabilities related to the Series A warrants and the Series A-2 warrants, the conversion feature of the Senior Secured Notes and the 2004 Financing. The estimated fair value of the derivative liabilities are calculated using the Black-Scholes formula and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or other expense. As a result of each of the foregoing, quarter-to-quarter comparisons of our revenues, interest expense and operating results may not be meaningful. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the OTC Bulletin Board under the symbol “GLOW”. Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also fail subsequently to satisfy the standards for continued exchange listing or NASDAQ trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Glowpoint was formed by the merger of All Communications Corporation and View Tech, Inc. in May 2000. We reported a substantial loss from operations in all years since 2000. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future, or at all. If we do not become profitable in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining funds to continue our operations.

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

We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.

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

Our gross revenue may decline significantly due to the planned decline of our ISDN resale business, attributable in part to the cessation of a customer contract.

We are actively considering whether to sell, transfer or just discontinue our ISDN resale business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004 (formerly known as “NuVision”). While we resell ISDN services to many customers, in the year ended December 31, 2007, approximately 44% of our resold ISDN revenues, or approximately $1,174,000, were from Tandberg, which was approximately 5.2% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has begun the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which may occur at any time. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

If our actual liability for sales and use taxes and regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. If so, it may materially impact our financial condition, negatively if we underestimated our liability or positively if we overestimated our liability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 17,400 square feet of leased office space and 3,000 square feet of leased warehouse facilities. Our lease currently expires on the earlier of December 31, 2010 and six months following notice that we intend to vacate the premises, so long as such earlier date is not before December 31, 2008. The base rent for the premises is currently approximately $214,100 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center. In addition to our headquarters, we lease a technical facility in Ventura, California that houses our Bridging Services group, help desk and technical personnel. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.  Legal Proceedings

We are not currently defending any suit or claim.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

As of September 19, 2007, Glowpoint’s securities have been traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GLOW”. From October 5, 2005 until inclusion on the OTCBB, there was no established public trading market of Glowpoint’s common stock and sales of Glowpoint’s securities were reported on the Pink Sheets under the symbol “GLOW.PK”. On October 5, 2005, Glowpoint’s securities were delisted from the NASDAQ Stock Market. In the future, if we satisfy the listing criteria, we may apply for listing on either the NASDAQ or the American Stock Exchange, though there is no assurance that we will be accepted for listing and, if accepted for listing, an active market for our securities will develop in the future.

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2006 and 2007, based upon information obtained from the Pink Sheets for the period before September 19, 2007 and from the OTCBB for the period after September 19, 2007. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$0.74	$0.51
Second Quarter	0.67	0.35
Third Quarter	0.65	0.37
Forth Quarter	0.38	0.25

Year Ended December 31, 2007
First Quarter	$0.74	$0.38
Second Quarter	0.78	0.47
Third Quarter	0.85	0.50
Forth Quarter	0.75	0.40

On March 20, 2008, the closing sale price of our common stock was $0.55 per share as reported on the OTCBB, and 46,389,673 shares of our common stock were held by approximately 222 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2007.

Item 6.  Selected Financial Data

The following summary of selected consolidated financial information, with respect to the years ended December 31, 2007 and 2006 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this document. With respect to the years ended December 31, 2005 and 2004, the related information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes filed on Form 8-K filed on February 27, 2007. The historical results presented below are not necessarily indicative of future results.

Consolidated Statement of Operations Information:

	Years Ended December 31,
	2007	2006	2005	2004
Revenue	$22,792	$19,511	$17,735	$15,867
Cost of revenue	15,212	13,583	14,984	16,019
Gross margin (loss)	7,580	5,928	2,751	(152)
Operating expenses:
Research and development	810	816	1,242	1,078
Sales and marketing	3,061	2,570	4,028	3,265
General and administrative	8,330	11,049	14,120	12,598
Total operating expenses	12,201	14,435	19,390	16,941
Loss from operations	(4,621)	(8,507)	(16,639)	(17,093)
Interest and other expense (income):
Interest expense, including $261, $0, $0 and $0, respectively, for Insider Purchasers	6,043	3,969	3	63
Amortization of deferred financing costs, including $14, $0, $0 and $0, respectively, for Insider Purchasers	531	389	—	448
(Decrease) increase in fair value of derivative financial instruments, including $328, $0, $0 and $0, respectively, for Insider Purchasers	(5,665)	(1,992)	271	134
Interest income	(59)	(83)	(100)	(92)
Other income	—	—	—	(5,000)
Amortization of discount on subordinated debentures	—	—	—	2,650
Gain on marketable equity securities	—	—	—	(132)
Gain on settlement with Gores	—	—	(379)	—
Loss on exchange of debt	—	—	—	743
Total interest and other expense (income), net	850	2,283	(205)	(1,186)
Net loss	$(5,471)	$(10,790)	$(16,434)	$(15,907)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.24)	$(0.41)	$(0.45)
Weighted average number of common shares and share equivalents outstanding:
Basic and diluted	46,735	46,242	44,348	36,416

Balance Sheet Information:	December 31,
	2007	2006	2005	2004
Cash and cash equivalents	$2,312	$2,153	$2,023	$4,497
Working capital (deficit)	(9,092)	(11,868)	(3,526)	2,158
Total assets	8,562	8,393	9,037	14,992
Long-term debt (including current portion)	7,231	4,326	—	35
Total stockholders’ equity (deficit)	$(17,172)	$(11,591)	$(2,405)	$1,699

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and the notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. The Company operates in one segment and therefore segment information is not presented.

Overview

Glowpoint is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. Our mission is to improve the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral and ubiquitous part of everyday business and personal communications. We believe video communications should be as easy and spontaneous to use as your telephone, but with the power of face-to-face communication.

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is exclusively focused on high quality two-way video communications. We have bundled some of our managed services to offer video communication solutions for broadcast/media content acquisition and for video call center applications. With the advent of HD (High Definition) and telepresence solutions, we have combined various components of our features and services into a comprehensive service offering for enterprise end user customers that can support any of the telepresence products on the market today. Glowpoint is also wholesaling its services and providing branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s managed video services are hardware agnostic, supporting all recognized video standards. As a result, we have become the global video interconnection point, linking together “islands of video” across third party private networks (e.g., provided by AT&T, SBC, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how they are connecting or where they are connecting from.

Glowpoint’s managed video services involve two major components, the Glowpoint video applications services and the Glowpoint network services. The video application services are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport. The Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QoS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. Glowpoint’s reach spans the globe, with 11 points of presence (POPs) and unlimited peering capability to deliver Glowpoint services to customers in virtually any region in the world. A unique feature of the Glowpoint network is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities (see “Intellectual Property” above), which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the Internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,924,000 and negative operating cash flows of $1,878,000 for the year ended December 31, 2007. The Company performed an evaluation of its long-lived assets, however, and determined that there is an excess of projected cash flow on an undiscounted basis over the long-lived carrying amount. Therefore, the Company believes that no impairment losses were required. At December 31, 2007, we had cash and cash equivalents of $2,312,000, a working capital deficit of $9,092,000 and an accumulated deficit of $178,094,000. Additionally, the Senior Secured Notes have been renegotiated to mature in March 2009. We raised capital in the Private Placements, but continue to sustain losses and negative operating cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. In 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs (see Note 16 to the consolidated financial statements for further information). Assuming we realize all of the savings from our restructured operating activities and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees (see Note 5 to the consolidated financial statements for further information), we believe that our available capital as of December 31, 2007 will enable us to continue as a going concern through December 31, 2008. There are no assurances that we will be able to raise additional capital as needed upon acceptable terms nor any assurances that we will be able to repay or further refinance or renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to repay the Senior Secured Notes and unable to renegotiate their maturity or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Revenue Recognition

We recognize subscription revenue when the applicable services have been performed. Revenues billed in advance are deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship. At December 31, 2007 and 2006, we had deferred activation fees of $330,000 and $288,000, respectively, and related deferred installation costs of $67,000 and $53,000, respectively. Revenue related to integration services is recognized at the time the services are performed, and presented in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Revenues derived from other sources are recognized when services are provided or events occur.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, the fair value of derivative financial instruments and the valuation of our Series C convertible preferred stock.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. The Company performed an evaluation of its long-lived assets and determined that there is an excess of cash flow over the long-lived carrying amount. Therefore, the Company believes that no impairment losses were required.

Results of Operations

The following table sets forth, for the two years in the period ended December 31, 2007, the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	66.7	69.6
Gross margin	33.3	30.4
Operating expenses:
Research and development	3.6	4.2
Sales and marketing	13.4	13.2
General and administrative	36.5	56.6
Total operating expenses	53.5	74.0
Loss from operations	(20.2)	(43.6)
Interest and other expense (income):
Interest expense, including 1.1% and 0.0%, respectively, for Insider Purchasers	26.5	20.3
Amortization of deferred financing costs, including 0.1% and 0.0%, respectively, for Insider Purchasers	2.3	2.0
Decrease in fair value of derivative financial instruments, including 1.4% and 0.0%, respectively, for Insider Purchasers	(24.9)	(10.2)
Interest income	(0.3)	(0.4)
Total interest and other expense (income), net	3.6	11.7
Net loss	(23.8)	(55.3)
Gain on redemption of preferred stock	3.5	—
Preferred stock dividends	(1.1)	(1.8)
Net loss attributable to common stockholders	(21.4)%	(57.1)%

Year ended December 31, 2007 (the “2007 year”) compared to year ended December 31, 2006 (the “2006 year”)

Revenue - Revenue increased by $3,281,000, or 16.8%, to $22,792,000 in the 2007 year from $19,511,000 in the 2006 year. Subscription and related revenue increased $2,020,000, or 15.6%, to $14,949,000 in the 2007 year from $12,929,000 in the 2006 year. The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit. Non-subscription revenue consisting of bridging, services, special events and other one-time fees increased $1,261,000, or 19.2%, in the 2007 year to $7,843,000 from $6,582,000 in the 2006 year. The primary causes were $973,000 of one-time integration services on equipment required by broadcast customers as part of the implementation of their two-year agreements. Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of the broadcast customers and agreed to do so as a pass-through service. Therefore all equipment integrated into the solution was billed to the broadcast customers at cost plus a slight mark-up and the related costs are included in cost of revenue. In addition, bridging services increased $556,000, or 21.0%, in the 2007 year to $3,203,000 from $2,647,000 in the 2006 year. This was a result of a concerted effort by the Company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

Cost of revenues - Cost of revenue increased by $1,629,000, or 12.0%, to $15,212,000 in the 2007 year from $13,583,000 in the 2006 year. The primary components of this increase were $1,521,000 of sales taxes and regulatory fees that until the fourth period of 2006 may not have been properly collected and remitted and, as a result we had accrued this liability in general and administrative expenses. Subsequently, these sales taxes and regulatory fees are being properly collected and remitted to the taxing authorities and that expense is now included in cost of revenues. Another increase was for $922,000 of one-time integration services on equipment required by broadcast customers, discussed in the Revenue section above. These increases were partially offset by $437,000 of savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and a $377,000 reduction in depreciation costs.

The components of cost of revenues and their percentage of revenues for the years ended December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	% of 2007 Revenues	2006	% of 2006 Revenues
Telecommunication carrier charges	$11,244	49.3%	$10,844	55.6%
Sales taxes and regulatory fees	1,845	8.1%	324	1.7%
Depreciation	1,134	5.0%	1,511	7.7%
Salaries and benefits	706	3.1%	625	3.2%
General overhead costs	283	1.2%	279	1.4%
Total for the year	$15,212	66.7%	$13,583	69.6%

Gross margin - Gross margin increased by $1,652,000, or 27.9%, to $7,580,000 from $5,928,000 in the 2006 year. The savings discussed in the Cost of Revenue section and the additional revenue caused our gross margin to increase to 33.3% in the 2007 year from 30.4% in the 2006 year. Excluding the broadcast customers integration transactions our gross margin percentage is 34.5% in the 2007 year. Since the cost of revenue decreased primarily from the renegotiation of rates and the migration of service, the rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, decreased by $6,000, or 0.7%, to $810,000 in the 2007 year from $816,000 in the 2006 year. The decrease was a result of a $90,000 increase in capitalized software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future, reductions of $23,000 in salaries and benefits as a result of the corporate restructuring that took place in March 2006 and $15,000 of depreciation. These decreases were partially offset by a $116,000 increase in contract employees. Research and development expenses, as a percentage of revenue, were 3.6% for the 2007 year versus 4.2% for the 2006 year.

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, increased $491,000, or 19.1%, to $3,061,000 in the 2007 year from $2,570,000 in the 2006 year. The primary components of the increase were $196,000 for salaries and benefits as a result of new employees for bridging and general salespeople, $174,000 for marketing and trade show expenses, $60,000 for agent commissions, $38,000 for contract employees and $37,000 in travel and entertainment costs. These increases were partially offset by reductions of $11,000 of depreciation and $8,000 of consultant fees.  Sales and marketing expenses, as a percentage of revenue, were 13.4% for the 2007 year versus 13.2% for the 2006 year.

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology decreased $2,719,000, or 24.6%, in the 2007 year to $8,330,000 from $11,049,000 in the 2006 year. The primary components of this decrease were $1,200,000 for the March 2006 restructuring program, $977,000 of sales taxes and regulatory fees that are now included in cost of revenue,

$585,000 in professional fees primarily related to the restatements of 2004 and 2005 consolidated financial statements, $126,000 of equipment rental, $110,000 of salaries and benefits as a result of the March 2006 restructuring program, $77,000 of depreciation and $60,000 of contract employees. These reductions were partially offset by increases of $184,000 of consulting expenses, $59,000 in deferred compensation, $41,000 of maintenance and repairs, $35,000 of Board of Directors fees and $34,000 of bank fees. General and administrative expenses, as a percentage of revenue, were 36.5% in the 2007 year versus 56.6% in the 2006 year.

Interest and other expense (income) – Interest and other expense of $850,000 principally reflects interest expense of $6,043,000 comprised of $1,977,000 for expensing of the beneficial conversion feature related to the Senior Secured Notes, $2,881,000 for the accretion of the discount related to the Senior Secured Notes, $912,000 of accrued but unpaid interest expense related to the Senior Secured Notes and $268,000 of accrued interest expense related to the sales and use taxes and regulatory fees and $5,000 of other interest. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $531,000. Those expenses are partially offset by $2,022,000 decrease in fair value of derivative financial instruments and $59,000 of interest income.  In addition, in December 2007, in light of changes to Rule 144 of the Securities Act, we amended the Registration Rights Agreement to eliminate the requirement to register the shares issuable upon conversion of the Senior Secured Notes, thereby eliminating any requirement to deliver registered shares, which effectively eliminated the right of the holders of the Senior Secured Notes to demand that the Company pay such holders cash, calculated as defined in the Senior Secured Notes. Accordingly, the Company will no longer account for the beneficial conversion feature as a derivative liability. Therefore, in December 2007, the Company eliminated the $2,778,000 derivative liability related to the beneficial conversion feature that had been accrued as of that date.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the years ended December 31, 2007 and 2006. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $5,319,000, or 49.3%, to $5,471,000 in the 2007 year from $10,790,000 in the 2006 year.

Gain on redemption of preferred stock – As a result of the Preferred Stock Exchange (as defined in Note 9) in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value during 2007.

Preferred stock dividends - We recognized preferred stock dividends of $252,000 for the 2007 year and $347,000 for the 2006 year. The decrease in 2007 preferred stock dividends results from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $4,924,000 or $0.11 per basic and diluted share in the 2007 year. For the 2006 year, the net loss attributable to common stockholders was $11,137,000, or $0.24 per basic and diluted share.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,924,000 for the year ended December 31, 2007. At December 31, 2007, we had a working capital deficit of $9,092,000. We had $2,312,000 in cash and cash equivalents at December 31, 2007 and cash used in operating activities of $1,878,000 for the year ended December 31, 2007. We raised capital in March and April 2006 and September 2007 private placements, but continue to sustain losses and negative operating cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. Our primary liquidity requirements include capital expenditures and working capital needs and payment of the principal and interest on the Senior Secured Notes. See also, “Commitments and Contingencies” below. We fund our liquidity requirements primarily through existing cash and, to the extent necessary and available, through issuing equity or debt. In September 2007, we extended the maturity date of our then outstanding Senior Secured Notes to March 31, 2009 and we raised $3,230,000 by issuing additional Senior Secured Notes, which also mature on March 31, 2009. We believe that our available capital as of December 31, 2007, together with our restructured operating activities, the amended maturity date of the Senior Secured Notes, and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, will enable us to continue as a going concern through December 31, 2008. There are no assurances, however, that we will be able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees.  If we are unable to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, it would have a material adverse effect on the Company. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

March and April 2006 Financing

In March and April 2006, we issued Senior Secured Notes and warrants to purchase common stock in a private placement to accredited investors. In the March and April 2006 financing, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our Senior Secured Notes, Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share and Series B warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.01 per share. Both warrants are subject to certain anti-dilution protection. The Series B warrants only became exercisable if we failed to achieve positive operating income, excluding certain restructuring and non-cash charges, identified on Schedule A of the Series B warrants, as amended, in the fourth quarter of 2006. Management determined that the Series B warrants were not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges listed on Schedule A of the Series B warrants, as amended, in the fourth quarter of 2006 (see “Non-Exercisability of Series B Warrants” below).

We also agreed to reduce the exercise price of previously issued warrants to purchase 3,625,000 shares of common stock held by the investors in this offering to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants was 3.5 years from a previous weighted average expiration date of 2.9 years. In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. All of the warrants issued are subject to certain anti-dilution protection. The $5,123,000 and $462,000 net proceeds of the March and April 2006, respectively, financings were used to support our corporate restructuring program and for working capital.

The Senior Secured Notes bear interest at 10% per annum (which increased to 12% commencing one (1) year following the issuance date in March and April 2007) and are convertible into common stock at a conversion price of $0.50 per share (x) at any time at the holder’s election or (y) automatically if the closing bid price (as defined in the Senior Secured Notes) of the Company’s common stock exceeds $1.25 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for twenty (20) consecutive trading days. We have the option to pay the accrued interest for the Senior Secured Notes in cash or additional Senior Secured Notes. To date, all interest payments have been made by issuing additional Senior Secured Notes (the “Senior Secured Interest Notes”). As of December 31, 2007, the principal amount of all outstanding Senior Secured Interest Notes totaled $1,288,000. The maturity date of all Senior Secured Notes is March 31, 2009.

Non-Exercisability of Series B Warrants

We determined that the Series B warrants were not exercisable because we achieved positive operating income, excluding the restructuring and non-cash charges listed on Schedule A of the Series B warrants, as amended (“Adjusted Positive Operating Income”), of $156,000 in the fourth quarter of 2006. The Series B warrants only became exercisable if we failed to achieve Adjusted Positive Operating Income in the fourth quarter of 2006. The identified restructuring and non-cash charges were set forth on Schedule A to the Series B warrants, as amended, which included:

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

We determined that our unaudited 2006 fourth quarter loss from operations was $497,000. Because we do not issue quarterly consolidated financial statements for a fourth quarter, we calculated this loss from operations by subtracting (i) Glowpoint’s “Loss from operations” of $8,507,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Operations in Item 8 of our 2006 annual report on Form 10-K, from (ii) the “Loss from operations” of $8,010,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Operations on Form 10-Q for September 30, 2006.

To that $497,000 loss from operations, we added back a total of $653,000 of permitted restructuring and non-cash charges, which included:

•

$457,000 of depreciation (the difference between the “Depreciation and Amortization” of $1,947,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Cash Flows in Item 8 of our 2006 annual report on Form 10-K, and $1,490,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Cash Flows on Form 10-Q for September 30, 2006);

•

$125,000 of deferred non-cash compensation expense (the difference between the “Stock-based Compensation” of $781,000 for the year ended December 31, 2006, as reported in our audited Consolidated Statements of Cash Flows in Item 8 of our 2006 annual report on Form 10-K, and $656,000 for the nine months ended September 30, 2006, as reported in our unaudited Consolidated Statements of Cash Flows on Form 10-Q for September 30, 2006); and

•

$71,000 of severance payments (defined to include ongoing contractual payments for employees terminated in support of restructuring of the business, which, though not separately disclosed in our consolidated financial statements, are derived from our books and records).

Therefore, we believe Glowpoint achieved $156,000 of Adjusted Positive Operating Income in the fourth quarter of 2006. Though no warrant holder has objected to our calculation of Adjusted Positive Operating Income to date, we can provide no assurance that our calculations will not be disputed or contested by any warrant holder. The following table summarizes our analysis:

	Schedule A Adj.	4th Quarter 2006
Loss from operations		$(497)

Schedule A adjustments:
1. Severance payments	71
2. Termination liabilities	—
3. Capital raise costs	—
4. Depreciation	457
5. Deferred non-cash compensation	125
Total Schedule A adjustments		653
Adjusted Positive Operating Income		$156

September 2007 Financing

On September 21, 2007, we issued $3,538,000 of additional Senior Secured Notes and warrants in a private placement, the investors of which included (but are not limited to) some of the holders of our then outstanding Senior Secured Notes and participating Glowpoint officers and directors, which included Michael Brandofino, Aziz Ahmad, Bami Bastani, Edwin F. Heinen, Joseph Laezza and David W. Robinson (the “Insider Purchasers”). The Senior Secured Notes and other transaction documents provide that the participating Glowpoint officers and directors will not be entitled to all of the rights and benefits available to the other purchasers upon the occurrence of certain events, including, but not limited to, an event of default, the failure by Glowpoint to achieve specified EBITDA.  Of the $3,538,000 raised, the Company paid a placement agent fee of $283,000 and received net proceeds of $3,230,000. In this transaction, we issued $3,538,000 aggregate principal amount of our Senior Secured Notes and Series A-2 Warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share. The Series A-2 Warrants are exercisable for a period of five years. The Senior Secured Notes bear interest at 10% per annum (which increases to 12% commencing one (1) year following the issuance date in September 2008), and are convertible into common stock at a conversion price of $0.50 per share (x) at any time at the holder’s election or (y) automatically if the closing bid price (as defined in the Senior Secured Notes) of the Company’s common stock exceeds $1.25 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for twenty (20) consecutive trading days. We have the option to pay the accrued interest for the Senior Secured Notes in cash or additional Senior Secured Notes. To date, all interest payments have been made by issuing additional Senior Secured Notes (the “Senior Secured Interest Notes”). As of December 31, 2007, the principal amount of all outstanding Senior Secured Interest Notes totaled $1,288,000. The maturity date of all Senior Secured Notes is March 31, 2009.

Pursuant to an Exchange Agreement, dated September 21, 2007, we issued an aggregate of 474.8126 shares of a new Series C convertible preferred stock (the “Series C Preferred Stock”) in exchange for cancelling all of our issued and outstanding Series B Preferred Stock, cancelling $1,098,000 of accrued but unpaid dividends due on the Series B Preferred Stock, and surrendering 1,525,000 shares of common stock held by North Sound Capital LLC entities. Each share of Series C Preferred Stock, par value $0.0001 per share, has a liquidation preference equal to its stated value, which is $10,000 per share, and is convertible at the holder’s election into 10,000 shares of common stock, subject to adjustment. The Series C Preferred Stock will automatically convert to common stock after the closing bid and ask prices of our common stock exceeds $2.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for a period of ten consecutive trading days.

Also on September 21, 2007, we amended the terms of our then outstanding Senior Secured Notes to, among other things, extend the maturity date to March 31, 2009 from September 30, 2007. We also (i) amended the outstanding Series A Warrants, dated March 31, 2006 and April 12, 2006, to amend certain definitions; (ii) amended the Registration Rights Agreement, dated March 31, 2006, which amendment (x) included among the registrable securities the shares issuable upon conversion of the Senior Secured Notes issued on September 21, 2007 and the Series C Preferred Stock and the exercise of the Series A-2 Warrants and (y) provided Glowpoint additional time to file the required registration statement and cause its effectiveness; and (iii) amended the Security Agreement, dated March 31, 2006, to include as Permitted Liens (as defined therein) equipment purchase money financing and a credit facility collateralized by up to $1,000,000 of receivables. In consideration for amending the then outstanding Senior Secured Notes and other transaction documents, we issued Series A-2 Warrants to the noteholders to purchase an aggregate of 4,772,822 shares of common stock (which represents thirty-three (33%) percent of the shares of common stock issuable upon conversion of the Existing Notes). The Series A-2 Warrants have an exercise price of $0.65 per share and are exercisable for a period of five years.

Burnham Hill Partners acted as placement agent for the new financing and acted as financial advisor for the other transactions occurring on September 21, 2007 and received a cash fee of $283,000, which equaled eight (8%) percent of the gross proceeds we received. We also issued warrants to the designees and assigns of Burnham Hill Partners to purchase (i) 566,080 shares of common stock at an exercise price of $0.55 per share and (ii) 250,000 shares of common stock at an exercise price of $0.65 per share.

In December 2007, in light of changes to Rule 144 of the Securities Act, we amended the Registration Rights Agreement to eliminate the requirement to register the shares issuable upon conversion of the Senior Secured Notes, thereby eliminating any requirement to deliver registered shares, which effectively eliminated the right of the holders of the Senior Secured Notes to demand that the Company pay such holders cash, calculated as defined in the Senior Secured Notes. Accordingly, the Company will no longer account for the beneficial conversion feature as a derivative liability. Therefore, in December 2007, the Company eliminated the $2,778,000 derivative liability related to the beneficial conversion feature that had been accrued as of that date.

The foregoing brief descriptions of the September 2007 transactions are qualified by reference to the provisions of the applicable exhibits to the Company's Form 8-K filed with the Commission on September 24, 2007.

Senior Secured Notes –Adjusted EBITDA Requirements

The Company needs to achieve minimum Adjusted EBITDA, as defined, in 2008 or the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points. The following table sets forth the Adjusted EBITDA, as defined, for the year ended December 31, 2007 (in thousands):

Net loss before dividends	$(5,471)

Adjustments:
Income taxes	—
Interest expense	1,185
Depreciation	1,467
Amortization of intangible assets and stock based compensation	871
Extraordinary losses	—
Financing charges	531
Costs of beneficial conversion features	1,977
Accretion of discounts	2,881
Interest income	(59)
Extraordinary gains	—
Derivative financial instruments	(5,665)
Adjusted EBITDA	$(2,283)

If the Company does not achieve the following minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA, however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Adjusted EBITDA (as defined below) targets for the determination dates are as follows:

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

Cash flows

At December 31, 2007, we had a working capital deficit of $9,092,000, compared to a working capital deficit of $11,868,000 at December 31, 2006, a decrease of $2,826,000. We had $2,312,000 in cash and cash equivalents at December 31, 2007, compared to $2,153,000 at December 31, 2006, an increase of $159,000.

Net cash used by operating activities was $1,878,000 for the 2007 year. The cash components provided by operations were $611,000 for an increase in customer deposits, $642,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees, $202,000 for a decrease in accounts receivable, $42,000 for an increase in deferred revenue and $41,000 for a decrease in other assets. These were partially offset by a $21,000 decrease in prepaid expenses and other current assets.

During the year ended December 31, 2007, the only material change in our contractual obligations was to enter into a capital lease of $358,000 for certain network equipment.

Cash used in investing activities in the year ended December 31, 2007 for the purchase of property and equipment was $1,053,000. We anticipate capital expenditures in 2008 to be at a similar level as 2007.

Cash provided by financing activities in the year ended December 31, 2007 were $3,230,000 provided from the net proceeds from the issuance of Senior Secured Notes which were partially offset by $140,000 of costs incurred in extension of maturity date of Senior Secured Notes and Series C Preferred Stock exchange.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2007.

Commitments and Contractual Obligations

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Secured Notes	$11,006	$—	$11,006	$—	$—
Derivative liabilities	6,117	6,117	—	—	—
Operating lease obligations	440	311	129	—	—
Capital lease obligations	477	203	274	—	—
Commercial commitments	4,155	2,913	1,242	—	—
Total	$22,195	$9,544	$12,651	$—	$—

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141 is effective the first annual reporting period beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, (“Noncontrolling Interests in Consolidated Financial Statements”), an amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS 160 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have certain derivative financial instruments related to the 2004 Financing and the Placement Agent, Series A and Series A-2 warrants issued in connection with the March and April 2006 and September 2007 private placements (collectively, the “2006/2007 Warrants”). The derivative financial instruments are revalued each period, which causes fluctuations in our results from operations.  As a result of this volatility, the Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.48 on December 31, 2007 had been increased or decreased by $0.25. The following table shows the effect of those common stock prices on the derivative financial instruments shown in the consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the consolidated statement of operations as of December 31, 2007.

		Proforma Information
	As Reported December 31, 2007	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.48	$0.23	$0.73

Balance Sheet:
Derivative financial instrument –2004 Financing	$1,200	$1,200	$1,200

2006/2007 Warrants:
Derivative financial instrument – Placement Agent Warrants	457	176	764
Derivative financial instrument – Series A Warrants	1,758	634	3,025
Derivative financial instrument – Series A-2 Warrants	2,560	1,005	4,249
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	142	56	236
Aggregate derivative instruments for the 2006/2007 Warrants:	4,917	1,871	8,274
Derivative financial instruments	$6,117	$3,071	$9,474

Change in fair value of derivative financial instruments	$—	$(3,046)	$3,357

Consolidated Statement of Operations:
Decrease in fair value of derivative financial instruments	$(5,665)	$(8,711)	$(2,308)

Net loss attributable to common stockholders	$(4,924)	$(1,878)	$(8,281)

The derivative financial instrument related to the 2004 Financing is not affected by changes in the Company’s common stock price but is affected by the number of shares of common stock currently held by the original investors in the 2004 Financing. Had 74,000 shares, which is 10% of the shares currently held by the original investors, been sold as of December 31, 2007, then the fair value of the related derivative financial instrument would have been reduced by $49,000 and we would have recognized that amount as income in the consolidated statement of operations.

The 2006/2007 Warrants require that we deliver, under certain circumstances, shares registered pursuant to the Securities Act. Management determined that certain events or actions necessary to satisfy the requirement to deliver registered shares are not controlled by the Company. These events which are outside the control of the Company are what give rise to the derivative liability. For example, if the Company is sold to or merged with a non-public company, some or all of the purchase price may include the stock of the non-public company. In such an instance, the holders of the 2006/2007 Warrants are entitled to a cash payment, calculated in accordance with the terms of the 2006/2007 Warrants. Additionally, if the purchase price is less than the warrant strike price of the 2006/2007 Warrants, we are required to make a cash payment to the 2006/2007 Warrant holders, which also causes a derivative liability.

The potential cash payments that the Company would be required to make for the derivative liabilities associated with the 2006/2007 Warrants are determined based on:

•

whether the value of the consideration (which includes stock, cash, and/or property) to be received by the stockholders is greater or less than warrant strike price, and

•

whether or not any securities received are of a public company.

The following table summarizes transactions under which the derivative liability would be paid:

Type of Consideration Received by our Stockholders in a Sale
	Securities of a Non-Public Company, then 2006/2007 Warrants holders will receive	Cash, then 2006/2007 Warrants holders will receive	Securities of a Public Company, then 2006/2007 Warrants holders will receive
Consideration is greater than the warrant strike price – **	Payment of the amount accrued for the derivative liability	Cash *	Securities of such Public Company *

Consideration is less than the warrant strike price – **	Payment of the amount accrued for the derivative liability	Payment of the amount accrued for the derivative liability	Payment of the amount accrued for the derivative liability

———————

*  –

The 2006/2007 Warrant holders will receive the difference between the Consideration received per share and the then current warrant strike price. The remaining derivative liability related to the 2006/2007 Warrants issued in connection with the Senior Secured Notes will not be paid and will be credited to equity.

** –

The current warrant strike prices range from $0.50 to $0.65.

Solely for purposes of illustration, if the Company were sold for $0.73 per share and that purchase price was paid in cash or the securities of a public company, the Aggregate Derivative Liability for the 2006/2007 Warrants of $8,274,000 (see first table in this “Quantitative and Qualitative Disclosures about Market Risk” section) would not be paid, but would be credited to equity.

The derivative liability related to the February 2004 Financing is not affected by a sale, merger of other transaction.

Item 8.  Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Form 10-K.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Glowpoint’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Glowpoint’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Amper, Politziner & Mattia, P.C., Glowpoint’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, P.C. pursuant to temporary rules of the SEC that permit Glowpoint to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information with respect to our current directors and executive officers.

Name	Age	Position with Company

Aziz Ahmad (5)	44	Class III Director
Bami Bastani (1)(2)(3)	54	Class II Director
Michael Brandofino	43	Chief Executive Officer, President and Class II Director
Dean Hiltzik (2)(3)	54	Class III Director
James S. Lusk (1)(2)	52	Class I Director
Richard Reiss	51	Class III Director
Peter Rust (1)(3)(4)	54	Class I Director

Non-Director Executive Officers:
Edwin F. Heinen	56	Chief Financial Officer and Executive Vice President, Finance
Joseph Laezza	37	Chief Operating Officer
David W. Robinson	39	Executive Vice President and General Counsel

———————

(1)

Member of the Audit Committee

(2)

Member of the Compensation Committee

(3)

Member of the Nominating Committee

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

Bami Bastani, Class II Director. Dr. Bastani joined our board of directors in February 2007 and his term will expire at the annual meeting of stockholders in 2010. He is President and CEO of ANADIGICS (NASDAQ:ANAD), a leading supplier of semiconductor radio frequency integrated circuits for the broadband and wireless communications markets. Prior to joining ANADIGICS in 1998, he held senior positions with Fujitsu Microelectronics and National Semiconductor. Dr. Bastani currently serves on the board of directors of ANADIGICS and Nitronex, a private company; he previously served on the board of directors of Globespan Virata in 2003 and was a national member of the AEA board of directors until 2007. Dr. Bastani earned his Ph.D and his M.S.E.E. in Microelectronics from Ohio State University and his B.S. (Electrical Engineering) from the University of Arkansas. He also holds three US patents.

Michael Brandofino, Chief Executive Officer, President and Class II Director. Mr. Brandofino was named our Chief Executive Officer and President and a member of our board of directors in April 2006. His term as a director will expire at the annual meeting of stockholders in 2010. Mr. Brandofino previously served as our Chief Operating Officer and, before that, served as our Executive Vice President and Chief Technology Officer since October 2000. Prior to that, Mr. Brandofino was co-founder and President of Johns Brook Co., Inc., a technology consulting company acquired by us in 2000. Mr. Brandofino holds a B.S. degree in Management Information Systems from Pace University.

Dean Hiltzik, Class III Director. Mr. Hiltzik has been a member of our board of directors since May 2000 and his term will expire at the annual meeting of stockholders in 2008. From September 1999 until May 2000, Mr. Hiltzik was a member of the board of directors of All Communications Corporation (“ACC”). Mr. Hiltzik, a

certified public accountant, is a partner and director of consulting services at Schneider & Associates LLP, which he joined in 1979. Schneider provides tax and consulting services to Glowpoint. Mr. Hiltzik received a B.A. from Columbia University and an M.B.A. in Accounting from Hofstra University.

James S. Lusk, Class I Director. Mr. Lusk joined our board of directors in February 2007 and his term will expire at the annual meeting of stockholders in 2009. He is Chief Financial Officer of ABM Industries Incorporated (NYSE:ABM), a leading facility services contractor in the United States and Canada, and was formerly ABM’s Executive Vice President. Prior to joining ABM, he was Vice President, Business Services of Avaya, Chief Financial Officer, Treasurer of BioScrip/MIM, President of Lucent Technologies’ Business Solutions division, and interim Chief Financial Officer of Lucent Technologies. Mr. Lusk earned his B.S. (Economics), cum laude, from the Wharton School, University of Pennsylvania, and his M.B.A (Finance) from Seton Hall University. He is a CPA and was inducted into the AICPA Business and Industry Leadership Hall of Fame in 1999.

Richard Reiss, Class III Director. Mr. Reiss has been a member of our board of directors since May 2000 and his term will expire at the annual meeting of stockholders in 2008. He is co-founder and currently serves as President of Prime Communications, an Avaya Business Partner that installs technologically advanced communication systems for businesses of all sizes. Mr. Reiss previously served as Chairman of our board from May 2000 to December 2006 and served as our Chief Executive Officer from May 2000 to October 2003. Mr. Reiss also served as our President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of ACC from ACC’s formation in 1991 until the formation of Glowpoint’s predecessor pursuant to the merger of ACC and View Tech, Inc. (“VTI”) in May 2000.

Peter Rust, Class I Director. Mr. Rust joined our board of directors in May 2006 and his term will expire at the annual meeting of stockholders in 2009. Mr. Rust has over 27 years of experience in the telecommunications and computer industries. He is currently CEO of Bank Street Consulting Group, a firm that works with mid-cap companies helping them achieve their growth objectives. Previously, he consulted for a number of telecommunications, technology and financial firms and served as President and CEO of Con Edison Communications from February 1999 until May 2005. He is also a former director of NEON Communications, a current director for two non-profits and a member of the Communications Sector of the NYC Investment Fund. Mr. Rust holds an M.B.A. in Corporate Finance from Adelphi University, a Master of Science in Biomedical Engineering from Polytechnic University of New York, and a B.A. from Brown University in Rhode Island.

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2007, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

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

Compensation Committee. We currently have a compensation committee consisting of Dean Hiltzik, Bami Bastani and James Lusk. Aziz Ahmad and Peter Rust each serve as alternate members of the compensation committee. Each member of the compensation committee meets the required independence standard. The compensation committee is responsible for supervising our executive compensation policies, reviewing officers’ salaries, reviewing and discussing with management the Compensation Discussion and Analysis, providing the Compensation Committee Report for inclusion in our Proxy Statement, and performing such other duties as the board of directors may prescribe from time to time.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table set forth below summarizes for our named executive officers the compensation paid, accrued or granted, during or with respect to the two years ended December 31, 2007. Certain columnar information required by Item 402(c)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers during or with respect to the two years ended December 31, 2007.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
Michael Brandofino President and Chief Executive Officer	2007	$276,058	$84,000	(4)	$77,500	$73,471	$9,608	$520,637
	2006	267,500	27,500		—	26,969	10,279	332,248
Edwin F. Heinen Chief Financial Officer	2007	200,769	63,000	(4)	79,222	54,543	8,695	406,229
	2006	167,212	37,500		—	71,157	5,056	280,925
Joseph Laezza Chief Operating Officer	2007	242,976	63,000	(4)	61,971	92,812	7,563	468,322
	2006	228,608	23,320		35,384	34,459	3,900	325,671
David W. Robinson Executive Vice President, General Counsel	2007	248,861	63,000	(4)	66,000	27,864	8,205	413,930
	2006	158,769	16,080		41,000	9,882	2,140	227,871

(1)

The amounts included in the “Stock Awards” column represent the compensation cost we recognized in 2007 and 2006 related to non-option stock awards, as described in Statement of Financial Accounting Standards No. 123R without taking into account any forfeiture rates. For a discussion of the valuation assumptions, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In 2007, we used the following weighted average assumption to determine the risk-free interest rate of 4.6%: an expected life of five years, expected volatility of 98.4%, an estimated forfeiture rate of 10% and no dividends. Please see the “Grants of Plan-Based Awards” table for more information regarding stock awards we granted in 2007 and 2006.  The table below summarizes, by year of grant, the 2007 and 2006 expense amounts, respectively, reported in the “Stock Awards” column for each named executive officer:

Name	Year	2003	2004	2005	2006	2007	Total
Michael Brandofino	2007	$—	$—	$—	$—	$77,500	$77,500
	2006	—	—	—	—	—	—
Edwin F. Heinen	2007	—	—	—	—	79,222	79,222
	2006	—	—	—	—	—	—
Joseph Laezza	2007	—	8,846	—	—	53,125	61,971
	2006	—	35,384	—	—	—	35,384
David W. Robinson	2007	—	—	—	21,000	45,000	66,000
	2006	—	—	—	41,000	—	41,000

(2)

The amounts included in the “Option Awards” column represent the compensation cost we recognized in 2007 and 2006 related to option awards, as described in Statement of Financial Accounting Standards No. 123R without taking into account any forfeiture rates. For a discussion of the valuation assumptions, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In 2007, we used the following weighted average assumption to determine the risk-free interest rate of 4.6%: an expected life of five years, expected volatility of 98.4%, an estimated forfeiture rate of 10% and no dividends. Please see the “Grants of Plan-Based Awards” table for more information regarding option awards we granted in 2007 and 2006.  The following table summarizes, by year of grant, the 2007 and 2006 expense amounts, respectively, reported in the “Option Awards” column for each named executive officer:

Name	Year	2003	2004	2005	2006	2007	Total
Michael Brandofino	2007	$—	$5,250	$—	$13,333	$54,888	$73,471
	2006	—	17,087	—	9,882	—	26,969
Edwin F. Heinen	2007	—	—	26,679	13,333	14,531	54,543
	2006	—	—	61,275	9,882	—	71,157
Joseph Laezza	2007	—	—	10,869	13,333	68,610	92,812
	2006	—	—	24,577	9,882	—	34,459
David W. Robinson	2007	—	—	—	13,333	14,531	27,864
	2006	—	—	—	9,882	—	9,882

(3)

The following table presents all other compensation during the years ended December 31, 2006 and 2007 to the named executive officers:

Name	Year (1)	Vehicle Allowance	Company Contributions to 401(k) Plan	Health Insurance	Severance	Total
Michael Brandofino	2007	$4,820	$3,214	$1,574	$—	$9,608
	2006	4,000	3,132	3,147	—	10,279
Edwin F. Heinen	2007	4,820	3,875	—	—	8,695
	2006	3,700	1,356	—	—	5,056
Joseph Laezza	2007	4,820	2,743	—	—	7,563
	2006	3,900	—	—	—	3,900
David W. Robinson	2007	4,820	3,385	—	—	8,205
	2006	2,140	—	—	—	2,140

(4)

The reported bonus consists of a combination of restricted stock and cash. Mr. Brandofino was awarded 100,000 shares of restricted stock, which had a dollar value of $55,000 on the date of grant, and the balance of the bonus (which is $29,000) was paid in cash. Each of Messrs. Laezza, Heinen, and Robinson was awarded 75,000 shares of restricted stock, which had a dollar value of $41,250 on the date of grant, and the balance of the bonus (which is $21,750) was paid in cash.

Grants of Plan-Based Awards

The table set forth below presents all plan-based equity and non-equity grants made by Glowpoint during the year ended December 31, 2007 to the named executive officers. Certain columnar information required by Item 402(d)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers during or with respect to the year ended December 31, 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Michael Brandofino	6/25/07	75,000	(5)	—		—	$45,000
	5/15/07	—		200,000	(3)	0.52	79,388
	5/15/07	400,000	(6)	—		—	208,000
	6/27/06	—		100,000	(1)	0.41	30,638

Edwin F. Heinen	6/25/07	—		100,000	(2)	0.60	46,272
	6/25/07	75,000	(5)	—		—	45,000
	1/30/07	200,000	(8)	—		—	112,000
	6/27/06	—		100,000	(1)	0.41	30,638

Joseph Laezza	6/25/07	75,000	(5)	—		—	45,000
	5/15/07	100,000	(7)	—		—	52,000
	5/15/07	—		250,000	(4)	0.52	99,235
	6/27/06	—		100,000	(1)	0.41	30,638

David W. Robinson	6/25/07	—		100,000	(2)	0.60	46,272
	6/25/07	75,000	(5)	—		—	45,000
	5/4/06	200,000	(9)	—		—	90,000
	6/27/06	—		100,000	(1)	0.41	30,638

(1)

The options for each of the named executive officers to purchase 100,000 shares were granted on June 27, 2006, have a ten year life and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(2)

The options for each of the named executive officers to purchase 100,000 shares were granted on June 25, 2007, have a ten year life and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(3)

Options to purchase 200,000 shares were granted on May 15, 2007, have a ten year life and vests as to 100,000 shares subject to the grant on that date and as to the remaining 100,000 shares subject to the grant, 33.33% on each of the first, second and third anniversary dates of the grant.

(4)

Options to purchase 250,000 shares were granted on May 15, 2007, have a ten year life and vests as to 125,000 shares subject to the grant on that date and as to the remaining 125,000 shares subject to the grant, 33.33% on each of the first, second and third anniversary dates of the grant.

(5)

Restricted stock awards for each of the named officers of 75,000 shares were granted on June 25, 2007 and vested on the date of the grant.

(6)

A restricted stock award of 400,000 shares was granted on May 15, 2007, and vests as to 50% of the total number of shares subject to the grant on each of the second and fourth anniversary dates of the grant.

(7)

A restricted stock award of 100,000 shares was granted on May 15, 2007, and vests as to 50% of the total number of shares subject to the grant on each of the second and fourth anniversary dates of the grant.

(8)

A restricted stock award of 200,000 shares was granted on January 30, 2007, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(9)

A restricted stock award of 200,000 shares was granted on May 4, 2006, and vested as to 60,000 shares on the commencement date of Mr. Robinson’s employment and the remaining 140,000 shares subject to the grant vests 33.33% on each of the first, second and third anniversary dates of the grant.

Outstanding Equity Awards at Fiscal Year-End

The table set forth below presents the number and values of exercisable and unexercisable options and unvested restricted stock at December 31, 2007. Certain columnar information required by Item 402(f)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during two fiscal years ended December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (7)
Michael Brandofino	100,000	—		$3.94	1/01/2011	—		$—
	20,000	—		4.40	2/25/2012	—		—
	15,000	—		3.04	4/24/2012	—		—
	29,875	—		1.13	7/22/2012	—		—
	100,000	—		3.39	9/23/2013	—		—
	100,000	—		1.36	7/26/2014	—		—
	33,333	66,667	(1)	0.41	6/27/2016	—		—
	100,000	100,000	(5)	0.52	5/15/2017	—		—
	—	—		—	—	400,000	(8)	192,000

Edwin F. Heinen	26,666	13,334	(3)	2.13	3/02/2015	—		—
	9,334	4,666	(3)	1.17	8/10/2015	—		—
	50,000	25,000	(3)	1.00	9/29/2015	—		—
	33,333	66,667	(1)	0.41	6/27/2016	—		—
	—	100,000	(2)	0.60	6/25/2017	—		—
	—	—		—	—	200,000	(9)	96,000

Joseph Laezza	33,334	16,666	(4)	1.17	8/10/2015	—		—
	33,333	66,667	(1)	0.41	6/27/2016	—		—
	125,000	125,000	(6)	0.52	5/15/2017	—		—
	—	—		—	—	100,000	(10)	48,000

David W. Robinson	33,333	66,667	(1)	0.41	6/27/2016	—		—
	—	100,000	(2)	0.60	6/25/2017	—		—
	—	—		—	—	93,333	(11)	44,800

(1)

An option to purchase 100,000 shares was granted on June 27, 2006, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(2)

Options to purchase 100,000 shares were granted on June 25, 2007, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(3)

Options to purchase 40,000 shares on March 2, 2005, 14,000 shares on August 10, 2005 and 75,000 shares of September 29, 2005 were granted, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(4)

An option to purchase 50,000 shares was granted on August 10, 2005, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant.

(5)

An option to purchase 200,000 shares was granted on May 15, 2007, and vests as to 100,000 shares subject to the grant on that date and as to the remaining 100,000 shares subject to the grant, 33.33% on each of the first, second and third anniversary dates of the grant.

(6)

An option to purchase 250,000 shares was granted on May 15, 2007, and vests as to 125,000 shares subject to the grant on that date and as to the remaining 125,000 shares subject to the grant, 33.33% on each of the first, second and third anniversary dates of the grant.

(7)

The market value of the stock awards is based on the $0.48 closing price our common stock on December 31, 2007.

(8)

A restricted stock award of 400,000 shares was granted on May 15, 2007, and vests as to 50% of the total number of shares subject to the grant on each of the second and fourth anniversary dates of the grant.  As of December 31, 2007, all shares were unvested.

(9)

A restricted stock award of 200,000 shares was granted on January 30, 2007, and vests as to 33.33% of the total number of shares subject to the grant on each of the first, second and third anniversary dates of the grant. As of December 31, 2007, all shares were unvested.

(10)

A restricted stock award of 100,000 shares was granted on May 15, 2007, and vests as to 50% of the total number of shares subject to the grant on each of the second and fourth anniversary dates of the grant.  As of December 31, 2007, all shares were unvested.

(11)

A restricted stock award of 200,000 shares was granted on May 4, 2006, and vests as to 60,000 shares on the commencement date of Mr. Robinson’s employment and as to the remaining 140,000 shares subject to the grant, 33.33% on each of the first, second and third anniversary dates of the grant. As of December 31, 2007, 106,667 shares had vested and 93,333 shares were unvested.

Option Exercises and Stock Vested

The table set forth below presents information concerning stock option exercises and vesting of restricted stock during the year ended December 31, 2007 for each named executive officer. Certain columnar information required by Item 402(g)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during the fiscal year ended December 31, 2007.

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2)
Michael Brandofino	2007	—	$—	75,000	$45,000

Edwin F. Heinen	2007	—	—	75,000	45,000

Joseph Laezza	2007	—	—	93,334	54,534

David W. Robinson	2007	—	—	121,667	73,000

(1)

The value of an option is the difference between (a) the market price upon exercise and (b) the exercise price of the option upon grant.

(2)

The value of a restricted stock share upon vesting is the market value of a share of the Company’s common stock on the vesting date.

Potential Payments Upon Termination or Change-in-Control

The tables below outline the potential payments to our Chief Executive Officer and other named executive officers upon the occurrence of certain termination triggering events. For the purposes of the table, below are the standard definitions for the various types of termination, although exact definitions may vary by agreement and by person.

“Voluntary Resignation” means the resignation initiated by the executive officer.

“Resignation for Good Reason” means if the executive officer resigns because: (i) there has been a diminution in his base salary; (ii) he is required to be based in an office that is more than a certain distance (e.g., 50 or 75 miles) from the current location of the office; (iii) he is assigned duties that are materially inconsistent with his current position; or (iv) there is a material diminution of his status, office, title, responsibility, or reporting requirements.

“Termination For Cause” means a termination of executive officer’s employment by the Company because, in the judgment of the Company: (i) the executive officer willfully engaged in any act or omission which is in bad faith and to the detriment of the Company; (ii) the executive officer exhibited unfitness for service, dishonesty, habitual neglect, persistent and serious deficiencies in performance, or gross incompetence, which conduct is not cured within fifteen (15) days after receipt by the executive officer of written notice of the conduct; (iii) the executive officer is convicted of a crime; or (iv) the executive officer refused or failed to act on any reasonable and lawful directive or order from his superior or the Board.

“Termination Without Cause" means a termination for a reason other than for Cause, as defined above.

“Benefits upon a Change in Control or Corporate Transaction” means the benefit the named executive will receive upon a Change in Control or Corporate Transaction, as each such term is defined it the executive officer’s employment contract and restricted stock award agreement.

No named executive officer is entitled to a payment in connection with Voluntary Resignation, Disability or a Termination for Cause.

Executive Benefits and Payments Upon Termination (1)	Resignation for Good Reason or Termination Without Cause	Death	Change in Control or Corporate Transaction
Michael Brandofino
Compensation
Severance (2)	$275,000	$275,000	$275,000
Equity
Restricted Stock (8)	—	—	192,000
Options (7)	—	—	197,667
Benefits and Perquisites (3)
401 (k) Match (4)	3,875	3,875	3,875
Health Insurance (5)	—	—	—
Accrued vacation pay (6)	21,154	21,154	21,154
Edwin F. Heinen
Compensation
Severance (2)	210,000	210,000	210,000
Equity
Restricted Stock (9)	32,000	32,000	96,000
Options (10)	—	—	—
Benefits and Perquisites (3)
401 (k) Match (4)	3,875	3,875	3,875
Health Insurance (5)	11,952	—	11,952
Accrued vacation pay (6)	16,154	16,154	16,154
Joseph Laezza
Compensation
Severance (2)	244,860	244,860	244,860
Equity
Restricted Stock (8)	—	—	48,000
Options (10)	—	—	—
Benefits and Perquisites (3)
401 (k) Match (4)	3,875	3,875	3,875
Health Insurance (5)	15,135	—	15,135
Accrued vacation pay (6)	18,835	18,835	18,835
David W. Robinson
Compensation
Severance (2)	252,000	252,000	252,000
Equity
Restricted Stock (9)	22,400	22,400	44,800
Options (10)	—	—	—
Benefits and Perquisites (3)
401 (k) Match (4)	3,875	3,875	3,875
Health Insurance (5)	15,135	—	15,135
Accrued vacation pay (6)	19,385	19,385	19,385

(1)

For purposes of this analysis, we assume that the named Executive Officer's compensation is as follows: Mr. Brandofino’s current base salary is $275,000; Mr. Heinen’s current base salary is $210,000; Mr. Laezza’s current base salary is $244,860; and Mr. Robinson’s current base salary is $252,000.

(2)

Severance is calculated based on the officer’s current base pay times the twelve months detailed in their employment agreements.

(3)

Payments associated with benefits and perquisites are limited to the items listed. No other continuation of benefits or perquisites occurs under the termination scenarios listed.

(4)

401(k) Employer Match is calculated on salary paid as per Safe Harbor provision of the 401(k) Plan up to the maximum allowable contribution.

(5)

Health Insurance is calculated based on the current COBRA costs for the officer’s current coverage times twelve months (none for Mr. Brandofino) detailed in their employment agreements.

(6)

Assumes four weeks of unused vacation days at the time of termination.

(7)

Mr. Brandofino will receive a bonus of the difference between $200,000 and the amount he realizes from the exercise of his options. Based on the $0.48 closing price of our common stock on December 30, 2007, Mr. Brandofino will realize $2,333 from the exercise of his options so he will receive $197,667 of such bonus.

(8)

Represents the value of Mr. Brandofino’s and Mr. Laezza’s unvested restricted stock whose vesting would be accelerated in a change in control (all unvested shares). Unvested restricted stock whose vesting would be accelerated in a termination of employment (one year) is not impacted because the next vesting date for their restricted stock is May 15, 2009.

(9)

Represents the value of Mr. Heinen’s and Mr. Robinson’s unvested restricted stock whose vesting would be accelerated as a result of termination of employment (one year) or change in control (all unvested shares).

(10)

No accelerated vesting of options upon termination.

Director Compensation

Directors who are not our executive officers or employees receive a director’s fee of a cash payment of $2,000 and an option to purchase 1,000 shares of common stock for each board meeting attended, a cash payment of $1,000 and an option to purchase 500 shares of common stock for each committee meeting attended, and a cash payment of $5,000 and options to purchase 4,000 shares of common stock for attendance at the annual meeting of stockholders. Each chairperson of a standing committee of our board of directors also receives a cash payment of $1,000 per year, paid following each annual meeting of our stockholders. Attendance at board meetings and committee may be in person or by telephone.

Each director who is independent in accordance with the published listing requirements of Nasdaq receives a one-time grant of 80,000 restricted shares of our common stock. The restricted shares have an exercise price equal to the closing price of our common stock (as quoted in the Pink Sheets, Over-the-Counter Bulletin Board, or applicable exchange) on the date of grant. 20,000 shares vest on the date of grant and 20,000 shares vest on each of the first, second and third anniversaries of the date of grant, provided that, with respect to each scheduled vesting date, the director in question (i) attended at least 75% of the meetings of the board of directors held in the twelve months prior to the scheduled vesting date and (ii) remains independent under the Nasdaq listing standards prevailing on the scheduled vesting date. The restricted shares become fully vested and exercisable upon a change in control of our company.

The following table represents compensation paid to our directors during the year ended December 31, 2007:

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Total
Aziz Ahmad	2007	$10,000	$7,600	$2,128	$19,728

Bami Bastani	2007	24,000	25,667	5,810	55,477

Dean Hiltzik	2007	19,000	7,067	4,728	30,795

James Lusk	2007	26,000	25,667	6,079	57,746

Richard Reiss	2007	17,000	—	4,255	21,255

Peter Rust	2007	25,000	8,600	6,102	39,702

(1)

Non employee directors are paid $2,000 for attending each Board of Director meeting and $1,000 for attending each committee meeting.

(2)

When a non-employee is elected to the Board of Directors they receive 80,000 restricted shares which vest as to 20,000 shares on each of the grant date and first, second and third anniversary dates of the grant. The amounts included in the “Stock Awards” column represent the compensation cost we recognized in 2007 related to non-option stock awards, as described in Statement of Financial Accounting Standards No. 123R without taking into account any forfeiture rates. For a discussion of the valuation assumptions, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In 2007, we used the following weighted average assumption to determine the risk-free interest rate of 4.6%: an expected life of five years, expected volatility of 98.4%, an estimated forfeiture rate of 10% and no dividends. Please see the “Grants of Plan-Based Awards” table for more information regarding stock awards we granted in 2007.  The table below summarizes, by year of grant, the expense amounts reported in the “Stock Awards” column for each named executive officer:

Name	Year	2003	2004	2005	2006	2007	Total
Aziz Ahmad	2007	$—	$—	$—	$7,600	$—	$7,600

Bami Bastani	2007	—	—	—	—	25,667	25,667

Dean Hiltzik	2007	—	7,067	—	—	—	7,067

Jim Lusk	2007	—	—	—	—	25,667	25,667

Richard Reiss	2007	—	—	—	—	—	—

Peter Rust	2007	—	—	—	8,600	—	8,600

(3)

Non-employee directors receive options to acquire 1,000 shares of common stock for attending each Board of Director meeting and options to acquire 500 shares of common stock for attending each committee meeting. The options are fully vested when granted. The amounts included in the “Option Awards” column represent the compensation cost we recognized in 2007 related to option awards, as described in Statement of Financial Accounting Standards No. 123R without taking into account any forfeiture rates. For a discussion of the valuation assumptions, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In 2007, we used the following weighted average assumption to determine the risk-free interest rate of 4.6%: an expected life of five years, expected volatility of 98.4%, an estimated forfeiture rate of 10% and no dividends. Please see the “Grants of Plan-Based Awards” table for more information regarding option awards we granted in 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2007. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors and consultants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	4,205,232	$1.44	2,903,887
Equity compensation plans not approved by security holders	50,000	$2.98	—
Total	4,213,232	$1.47	2,903,887

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of March 21, 2008 by each of the following:

•

each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the common stock;

•

our directors and named executive officers; and

•

all of our directors and executive officers as a group.

The amounts and percentages are based on 47,954,564 shares of common stock issued as of March 21, 2008, which includes 1,564,891 shares held by the Company as treasury shares. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person. However, unless specifically waived by such selling stockholder, the selling stockholder is prohibited from acquiring shares of common stock under the Senior Secured Notes, the Series A Warrants and the Series A-2 Warrants to the extent such acquisition would result in the selling stockholder beneficially owning more than 4.9% or 9.9% of our outstanding common stock after such acquisition.

Name And Address of Beneficial Owners (1)	Number of Shares Owned (2)		Percentage of Outstanding Shares
Executive Officers and Directors:
Michael Brandofino	1,267,614	(3)	2.6%
Joseph Laezza	617,125	(4)	1.3%
Edwin F. Heinen	878,900	(5)	1.8%
David W. Robinson	729,397	(6)	1.5%
Aziz Ahmad	244,493	(7)	*
Bami Bastani	329,240	(8)	*
Dean Hiltzik	184,000	(9)	*
James Lusk	98,000	(10)	*
Richard Reiss	3,588,250	(11)	7.4%
Peter Rust	103,500	(12)	*
All directors and executive officers as a group (10 people)	8,040,519		16.3%
5% Owners:
North Sound Capital LLC 20 Horseneck Lane, Greenwich, Connecticut 06830	2,470,845	(13)	4.9%
Coghill Capital Management LLC One North Wacker Drive, New York, New York 10006	4,886,419	(14)	9.9%
Vicis Capital 126 East 56th Street, New York, New York 10022	2,470,845	(15)	4.9%
Smithfield Fiduciary LLC (c/o Highbridge Capital Management) 9 West 57th Street, 27th Floor, New York, New York 10019	2,470,845	(16)	4.9%

———————

* Less than 1%

(1)

Unless otherwise noted, the address of each person listed is c/o Glowpoint, Inc., 225 Long Avenue, Hillside, New Jersey 07205.

(2)

Unless otherwise noted indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3)

Includes 400,000 shares of restricted stock that are subject to forfeiture, 105,538 shares issuable upon conversion of our Senior Secured Notes, and 582,041 shares subject to stock options and warrants presently exercisable or exercisable within 60 days.

(4)

Includes 100,000 shares of restricted stock that are subject to forfeiture, 53,291 shares issuable upon conversion of our Senior Secured Notes, and 258,834 shares subject to stock options and warrants presently exercisable or exercisable within 60 days.

(5)

Includes 133,333 shares of restricted stock that are subject to forfeiture, 261,233 shares issuable upon conversion of our Senior Secured Notes, and 257,667 shares subject to stock options and warrants presently exercisable or exercisable within 60 days.

(6)

Includes 46,666 shares of restricted stock that are subject to forfeiture, 234,064 shares issuable upon conversion of our Senior Secured Notes, and 145,333 shares subject to stock options and warrants exercisable within 60 days.

(7)

Includes 40,000 shares of restricted stock that are subject to forfeiture, 104,493 shares issuable upon conversion of our Senior Secured Notes, and 60,000 subject to presently exercisable stock options and warrants.

(8)

Includes 40,000 shares of restricted stock that are subject to forfeiture, 156,740 shares issuable upon conversion of our Senior Secured Notes, and 92,500 subject to presently exercisable stock options and warrants.

(9)

Includes 104,000 shares subject to presently exercisable stock options.

(10)

Includes 40,000 shares of restricted stock that are subject to forfeiture and 18,000 subject to presently exercisable stock options.

(11)

Includes 313,000 shares subject to presently exercisable stock options and 82,500 shares held by a trust for the benefit of Mr. Reiss' children, of which he is the trustee.

(12)

Includes 20,000 shares of restricted stock that are subject to forfeiture and 23,500 subject to presently exercisable stock options.

(13)

Based on ownership information from the selling stockholder questionnaire, dated October 12, 2007 and confirmed on January 4, 2008, submitted to the Company by North Sound Capital Management, L.L.C., holder does not currently own any shares and may, within the next 60 days, acquire 2,470,845 shares issuable upon conversion of our Senior Secured Notes, which amount is due to a contractual 4.9% ownership limitation. Does not include 13,875,169 shares which are exercisable on 61 days’ prior written notice to the Company, which includes 3,698,762 additional shares issuable upon conversion of Senior Secured Notes, 4,748,126 shares issuable upon conversion of our Series C Preferred Stock, and 5,428,281 shares subject to presently exercisable warrants. The required 61 days prior written notice is designed to assure that the holder will not be deemed the beneficial owner of all underlying shares because the 61 day waiting period before the waiver becomes effective denies the holder the right to have beneficial ownership within 60 days. Therefore, without giving effect to the 4.9% contractual ownership limitation, holder presently would have the right to acquire a total of 16,346,014 shares.

(14)

Based on ownership information from the Schedule 13G filed by Coghill Capital Management, L.L.C. on February 14, 2008, holder currently owns 3,483,218 shares and may, within the next 60 days, acquire 1,403,201 shares issuable upon conversion of our Senior Secured Notes, which amount is due to a contractual 9.9% ownership limitation. Does not include 8,713,860 shares which are exercisable on 61 days’ prior written notice to the Company, which includes 4,388,424 additional shares issuable upon conversion of Senior Secured Notes and 4,325,436 shares subject to presently exercisable warrants. The required 61 days prior written notice is designed to assure that the holder will not be deemed the beneficial owner of all underlying shares because the 61 day waiting period before the waiver becomes effective denies the holder the right to have beneficial ownership within 60 days. Therefore, without giving effect to the 9.9% contractual ownership limitation, holder presently would have the right to acquire a total of 10,117,061 shares in addition to the 3,483,218 shares owned, for a total position of 13,600,279 shares.

(15)

Based on ownership information from the selling stockholder questionnaire, dated October 15, 2007 and confirmed on December 20, 2007, submitted to the Company by Vicis Capital Master Fund, holder does not currently own any shares and may, within the next 60 days, acquire 2,470,845 shares issuable upon conversion of our Senior Secured Notes, which amount is due to a contractual 4.9% ownership limitation. Does not include 9,298,022 shares which are exercisable on 61 days’ prior written notice to the Company, which includes 4,365,711 additional shares issuable upon conversion of Senior Secured Notes, and 4,932,311 shares subject to presently exercisable warrants. The required 61 days prior written notice is designed to assure that the holder will not be deemed the beneficial owner of all underlying shares because the 61 day waiting period before the waiver becomes effective denies the holder the right to have beneficial ownership within 60 days. Therefore, without giving effect to the 4.9% contractual ownership limitation, holder presently would have the right to acquire a total of 11,768,867 shares.

(16)

Based on ownership information from the selling stockholder questionnaire, dated January 7, 2008, submitted to the Company by Smithfield Fiduciary LLC, holder does not currently own any shares and may, within the next 60 days, acquire 1,229,877 shares issuable upon conversion of our Senior Secured Notes and 1,240,968 shares subject to presently exercisable warrants, which amount is due to a contractual 4.9% ownership limitation. Does not include 74,022 additional shares subject to presently exercisable warrants which are exercisable on 61 days’ prior written notice to the Company. The required 61 days prior written notice is designed to assure that the holder will not be deemed the beneficial owner of all underlying shares because the 61 day waiting period before the waiver becomes effective denies the holder the right to have beneficial ownership within 60 days. Therefore, without giving effect to the 4.9% contractual ownership limitation, holder presently would have the right to acquire a total of 2,544,867 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We receive financial and tax services from Schneider & Associates LLP, an accounting firm in which Dean Hiltzik, one of our directors, is a partner. In the last fiscal year, we incurred fees of approximately $92,000 for services received from this firm.

Item 14.  Principal Accounting Fees and Services

Audit Fees

Amper, Politziner & Mattia, P.C. (“Amper”), our principal accountant, billed us approximately $282,000 for professional services for the audit of our annual consolidated financial statements for the 2007 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2007 fiscal year and approximately $278,000 for the audit of our annual consolidated financial statements for the 2006 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2006 fiscal year.

Audit-Related Fees

In connection with filing a registration statement in late 2007, Amper billed us approximately $29,800 in fiscal year 2007 for services rendered. Except for the foregoing and as reported in the paragraph immediately above, Amper did not bill us for any assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already. All of these fees were billed in connection with our filings with the Securities and Exchange Commission and attendance at audit committee meetings.

Tax Fees

Amper did not render any professional services to us for tax compliance, tax advice and tax planning in the 2007 or 2006 fiscal years.

All Other Fees

Amper did not bill us in the 2007 or 2006 fiscal years for any services or products other than Audit Fees and Audit-Related Fees, as listed above.

In accordance with audit committee policy and the requirements of law, all services provided by Amper were pre-approved by the audit committee and all services to be provided by Amper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

A.

The following documents are filed as part of this report:

1.  Consolidated Financial Statements:

2.  Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.

Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 56 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (8)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares. (19)
3.4	Amended and Restated Bylaws. (8)
3.5	Amendment to Amended and Restated Bylaws (21)
4.1	Specimen Common Stock Certificate. (16)
4.2	Certificate of Designations, Preferences and Rights of Series C Preferred Stock. (19)
4.3	Certificate of Designations, Preferences and Rights of Series D Preferred Stock. (19)
4.4	Certificate Eliminating Series A Preferred Stock. (22)
4.5	Certificate Eliminating Series B Preferred Stock. (22)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (2)
10.2	Form of Warrant to purchase Common Stock, dated January 10, 2002. (3)
10.3	Form of Warrant to Purchase Shares of common stock of Registrant. (4)
10.4	Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (4)
10.5	Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (4)
10.6	Warrant to Purchase Shares of common stock of Glowpoint, Inc. (5)
10.7	Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (5)
10.8	Placement Agent Agreement, dated August 4, 2003, between Registrant and Burnham Hill Partners, as amended as of January 29, 2004. (8)
10.9	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (6)
10.10	Form of Warrant to Purchase Common Stock, dated June 14, 2000. (7)
10.11	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (8)
10.12	Amended and Restated Employment Agreement with Michael Brandofino, dated July 1, 2004. (9)
10.13	Form of Common Stock Purchase Agreement, dated March 14, 2005. (10)
10.14	Form of Warrant to Purchase Common Stock, dated March 14, 2005. (10)
10.15	Form of Exchange Agreement, dated March 14, 2005. (11)
10.16	Placement Agent Agreement, dated March 19, 2005, between Registrant and Burnham Hill Partners. (16)
10.17	Separation Agreement with Stuart Gold, dated as of April 5, 2006. (16)
10.18	Separation Agreement with David C. Trachtenberg dated as of April 6, 2006. (16)
10.19

Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Note and Warrant Purchase Agreement, dated April 12, 2006. (12)

10.20	10% Senior Secured Convertible Promissory Note, dated as of March 31, 2006, which reflects the same terms as the 10% Senior Secured Convertible Promissory Note, dated April 12, 2006. (12)
10.21	Form of Series A Warrant to Purchase Common Stock dated as of March 31, 2006, which reflects the same terms as the Series A Warrant to Purchase Common Stock, dated April 12, 2006. (12)
10.22	Form of Series B Warrant to Purchase Common Stock dated as of March 31, 2006, which reflects the same terms as the Series B Warrant to Purchase Common Stock, dated April 12, 2006. (12)
10.23

Registration Rights Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Registration Rights Agreement, dated April 12, 2006. (12)

10.24	Security Agreement, dated as of March 31, 2006, between Glowpoint and the secured parties set forth therein, to which a joinder agreement was executed on April 12, 2006. (12)

10.25	Form of Placement Agent Warrant, dated as of March 31, 2006, between Glowpoint and the parties set forth therein. (12)
10.26	Employment Agreement with David W. Robinson, dated May 1, 2006 (13)
10.27	Employment Agreement with Edwin F. Heinen, dated January 30, 2007. (14)
10.28	Employment Agreement Amendment with David W. Robinson, dated April 24, 2007. (15)
10.29	Employment Agreement Amendment with Edwin F. Heinen, dated April 24, 2007. (15)
10.30	Employment Agreement Amendment with Michael Brandofino, dated May 15, 2007 (15)
10.31	Employment Agreement Amendment with Joseph Laezza, dated May 15, 2007. (15)
10.32	Employment Agreement Amendment with Michael Brandofino, dated June 26, 2007 (17)
10.33	Glowpoint, Inc. 2007 Stock Incentive Plan. (18)
10.34	Employment Agreement Amendment with David W. Robinson, dated September 20, 2007. (19)
10.35	Form of Amendment No. 1 to Senior Secured Promissory Notes, dated September 21, 2007. (19)
10.36	Form of Amendment No. 1 to Series A Warrant, dated September 21, 2007. (19)
10.37	Amendment No. 1 to Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (19)
10.38	Amendment No. 1 to Security Agreement, dated as of September 21, 2007, between Glowpoint and the Secured Parties set forth therein. (19)
10.39	Note and Warrant Purchase Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (19)
10.40	Form of 10% Senior Secured Convertible Promissory Note, dated September 21, 2007. (19)
10.41	Form of Series A—2 Warrant, dated September 21, 2007. (19)
10.42	Exchange Agreement, dated September 21, 2007, between Glowpoint and the Holders set forth therein. (19)
10.43	Form of Placement Agent Warrant, dated September 21, 2007. (19)
10.44	Letter Agreement, dated as of December 18, 2007, amending the amended Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (20)
10.45	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated as of December 31, 2007, between Registrant and Vitamin Realty Associates, L.L.C. (22)
10.46	Form of Restricted Stock Award Agreement and Schedule of Recently Reported Restricted Stock Awards. (22)
21.1	Subsidiaries of Glowpoint, Inc. (22)
31.1	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer. (22)
31.2	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer. (22)
32.1	Section 1350 Certification of the Chief Executive Officer. (22)
32.2	Section 1350 Certification of the Chief Financial Officer. (22)

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

(8)

Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(9)

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

(14)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by reference.

(15)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007, and incorporated herein by reference.

(16)

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(17)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

(18)

Filed as an exhibit to Registrant’s Definitive Proxy on Schedule 14A filed with the Securities and Exchange Commission on July 30, 2007, and incorporated herein by reference.

(19)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference.

(20)

Filed as an exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

(21)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008, and incorporated herein by reference.

(22)

Filed herewith.

SIGNATURES

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2008

GLOWPOINT, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 27th day of March 2008 in the capacities indicated.

/s/ Michael Brandofino	Chief Executive Officer (Principal Executive Officer)
Michael Brandofino

/s/ Edwin F. Heinen	Chief Financial Officer (Principal Financial and Accounting Officer)
Edwin F. Heinen

/s/ Aziz Ahmad	Director
Aziz Ahmad

/s/ Bami Bastani	Director
Bami Bastani

/s/ Dean Hiltzik	Director
Dean Hiltzik

/s/ James Lusk	Director
James Lusk

/s/ Richard Reiss	Director
Richard Reiss

/s/ Peter Rust	Director
Peter Rust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying balance sheets of Glowpoint, Inc and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Glowpoint, Inc as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year then ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

AMPER, POLITZINER & MATTIA, P.C.

March 24, 2008

Edison, New Jersey

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,312	$2,153
Accounts receivable, net of allowance for doubtful accounts of $132 and $121, respectively	2,546	2,748
Prepaid expenses and other current assets	348	327
Total current assets	5,206	5,228
Property and equipment, net	2,692	2,762
Other assets	664	403
Total assets	$8,562	$8,393
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,575	$1,957
Accrued expenses	1,427	1,906
Accrued sales taxes and regulatory fees	4,011	4,216
Derivative financial instruments	6,117	4,301
Senior Secured Notes, net of discount of $2,280	—	4,326
Customer deposits	713	102
Deferred revenue	330	288
Current portion of capital lease	125	—
Total current liabilities	14,298	17,096
Long term liabilities:
Senior Secured Notes, net of discount of $3,912	6,647	—
Senior Secured Notes held by Insider Purchasers - related parties, net of discount of $221	226	—
Capital lease, less current portion	233	—
Total long term liabilities	7,106	—
Total liabilities	21,404	17,096
Preferred stock:
Preferred stock, $.0001 par value; 0 and 5,000,000 shares authorized and redeemable; 0 and 120 Series B shares issued and outstanding (stated value of $0 and $2,888; liquidation value of $0 and $3,735), respectively	—	2,888
Preferred stock, $10,000 par value; 1,500 and 0 shares authorized and redeemable; 475 and 0 Series C shares issued and outstanding recorded at fair value (stated value and liquidation value of $4,748 and 0), respectively	4,330	—
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value; 150,000,000 and 100,000,000 shares authorized; 47,629,564 and 46,389,564 shares issued; 46,064,673 and 46,349,673 shares outstanding, respectively	5	5
Additional paid-in capital	162,300	161,267
Accumulated deficit	(178,094)	(172,623)
	(15,789)	(11,351)
Less: Treasury stock, 1,564,891 and 39,891 shares at cost, respectively	(1,383)	(240)
Total stockholders’ deficit	(17,172)	(11,591)
Total liabilities and stockholders’ deficit	$8,562	$8,393

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006
Revenue	$22,792	$19,511
Cost of revenue	15,212	13,583
Gross margin	7,580	5,928

Operating expenses:
Research and development	810	816
Sales and marketing	3,061	2,570
General and administrative	8,330	11,049
Total operating expenses	12,201	14,435
Loss from operations	(4,621)	(8,507)

Interest and other expense (income):
Interest expense, including $261 and $0, respectively, for Insider Purchasers	6,043	3,969
Amortization of deferred financing costs, including $14 and $0, respectively, for Insider Purchasers	531	389
Decrease in fair value of derivative financial instruments, including $328 and $0, respectively, for Insider Purchasers	(5,665)	(1,992)
Interest income	(59)	(83)
Total interest and other expense, net	850	2,283
Net loss	(5,471)	(10,790)
Gain on redemption of preferred stock	799	—
Preferred stock dividends	(252)	(347)
Net loss attributable to common stockholders	$(4,924)	$(11,137)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.24)

Weighted average number of common shares:
Basic and diluted	46,735	46,242

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2007 and 2006

(In thousands)

	Common		Additional Paid In Capital	Accumulated Deficit	Deferred Comp.	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2006	46,086	5	160,219	(161,833)	(556)	40	(240)	(2,405)
Net loss	—	—	—	(10,790)	—	—	—	(10,790)
Reclassification of deferred compensation	—	—	(556)	—	556	—	—	—
Stock-based compensation - restricted stock	364	—	354	—	—	—	—	354
Stock-based compensation	—	—	473	—	—	—	—	473
Restricted stock compensation and modification of option terms related to restructuring	—	—	217	—	—	—	—	217
Forfeiture of restricted stock	(60)	—	(45)	—	—	—	—	(45)
Placement agent warrants – Senior Secured Notes	—	—	296	—	—	—	—	296
Warrant price and term modification – Senior Secured Notes, net of financing costs of $110	—	—	656	—	—	—	—	656
Preferred stock dividends	—	—	(347)	—	—	—	—	(347)
Balance at December 31, 2006	46,390	$5	$161,267	$(172,623)	$—	40	$(240)	$(11,591)
Net loss	—	—	—	(5,471)	—	—	—	(5,471)
Stock-based compensation - restricted stock	1,160	—	360	—	—	—	—	360
Stock-based compensation	—	—	480	—	—	—	—	480
Issuance of restricted stock for consulting services	80	—	31	—	—	—	—	31
Treasury stock received and costs incurred in connection with Series C convertible preferred stock exchange	—	—	(89)	—	—	1,525	(1,143)	(1,232)
Gain on redemption of preferred stock	—	—	799	—	—	—	—	799
Reclassification of placement agent warrants – Senior Secured Notes	—	—	(296)	—	—	—	—	(296)
Preferred stock dividends	—	—	(252)	—	—	—	—	(252)
Balance at December 31, 2007	47,630	$5	$162,300	$(178,094)	$—	1,565	$(1,383)	$(17,172)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from Operating Activities:
Net loss	$(5,471)	$(10,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467	1,947
Amortization of deferred financing costs	531	389
Beneficial conversion feature for Senior Secured Notes	1,977	1,850
Accretion of discount on Senior Secured Notes	2,881	1,359
Loss on disposal of equipment	14	169
Expense recognized for the decrease in the estimated fair value of derivative financial instruments	(5,665)	(1,992)
Stock-based compensation	871	781
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable .	202	(577)
Prepaid expenses and other current assets	(21)	183
Other assets	41	205
Accounts payable	(382)	368
Accrued expenses, sales taxes and regulatory fees .	1,024	1,497
Customer deposits	611	3
Deferred revenue	42	(86)
Net cash used in operating activities .	(1,878)	(4,694)

Cash flows from Investing Activities:
Purchases of property and equipment	(1,053)	(761)
Net cash used in investing activities	(1,053)	(761)

Cash flows from Financing Activities:
Proceeds from issuance of Senior Secured Notes, including $400 and $0 from Insider Purchasers and net of financing costs of $308 and $595, respectively	3,230	5,585
Costs incurred in extension of maturity date of Senior Secured Notes and Series C convertible preferred stock exchange	(140)	—
Net cash provided by financing activities	3,090	5,585
Increase in cash and cash equivalents	159	130
Cash and cash equivalents at beginning of year	2,153	2,023
Cash and cash equivalents at end of year	$2,312	$2,153

Supplement disclosures of cash flow information:
Cash paid during the year for interest	$5	$0

Non-cash investing and financing:
Preferred stock dividends	$252	$347
Capital lease used to acquire network equipment	358	—
Additional Senior Secured Notes issued as payment for interest including $9 and $0, respectively, for Insider Purchasers	862	426
Deferred financing costs for Senior Secured Notes incurred by issuance of placement agent warrants	417	296

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1 - The Business

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

Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,924,000 and negative operating cash flows of $1,878,000 for the year ended December 31, 2007. The Company performed an evaluation of its long-lived assets, however, and determined that there is an excess of projected cash flow over the long-lived carrying amount. Therefore, the Company believes that no impairment losses were required. At December 31, 2007, we had cash and cash equivalents of $2,312,000, a working capital deficit of $9,092,000 and an accumulated deficit of $178,094,000. These factors raise substantial doubt as to our ability to continue as a going concern. In 2006 we commenced a restructuring of the current business (see Note 16). We raised capital in March and April 2006 and September 2007, but continue to sustain losses and negative operating cash flows. Assuming we realize all of the savings from our restructured operating activities and assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees, we believe that our available capital as of December 31, 2007 will enable us to continue as a going concern during 2008. There are no assurances, however, that those assumptions will be realized. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts primarily related to customer deposits from 2006 have been reclassified to conform to the 2007 presentation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, the fair value of derivative financial instruments and the valuation of our Series C convertible preferred stock.

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

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twenty-four month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Revenues derived from other sources are recognized when services are provided or events occur.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. Property and equipment include fixed assets subject to capital leases which are depreciated over the life of the respective asset.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2007 and 2006 years, no impairment losses were indicated or recorded.

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

Earnings (Loss) per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for 2007 and 2006 is the same as basic loss per share. Potential shares of common stock associated with 27,188,000 and 19,849,000, respectively, outstanding options and warrants, 0 and 1,875,000, respectively, shares issuable upon conversion of our Series B convertible preferred stock, 4,748,000 and 0, respectively, shares issuable upon conversion of our Series C convertible preferred stock and 22,012,000 and 13,214,000 respectively, shares issuable upon conversion of the Senior Secured Notes have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Stock-based Compensation

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the consolidated financial statements and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) are no longer an alternative to financial statement recognition. SFAS No. 123R also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

The intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was $26,000 and $0, respectively. There were no options exercised during the year ended December 31, 2007.

The remaining unrecognized stock-based compensation expense at December 31, 2007 was $406,000 and will be amortized over a weighted average life of 1.25 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2007 and 2006:

	2007	2006
Risk free interest rate	4.6%	4.8%
Expected option lives	5 Years	5 Years
Expected volatility	98.4%	95.4%
Estimated forfeiture rate	10%	20%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.45	$0.30

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

Fair value of Financial Instruments

Financial instruments reported in our consolidated balance sheet consist of cash and cash equivalents, accounts receivable and accounts payable, the carrying value of which approximated fair value at December 31, 2007 and 2006 due to the short-term nature of these instruments.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company capitalized $139,000 and $49,000 of software development costs for the years ended December 31, 2007 and 2006, respectively. Software development costs are being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased. For the year ended December 31, 2007 and 2006, we amortized $31,000 and $0, respectively, to cost of revenues. As of December 31, 2007, there was $157,000 of unamortized capitalized software costs. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

Deferred Financing Costs

The costs incurred when undertaking financing activities, excluding any internal costs, have been capitalized and are amortized using the effective interest method over the term of the financing. Amortization of deferred financing costs was $531,000 and $389,000 for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, included in other assets in the accompanying consolidated balance sheets are $635,000 and $392,000, respectively, of deferred financing costs.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141 is effective the first annual reporting period beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, (“Noncontrolling Interests in Consolidated Financial Statements”), an amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS 160 will have on its consolidated financial statements.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Prepaid maintenance contracts	$86	$135
Prepaid insurance	69	0
Deferred installation costs	67	53
Due from vendors and tax authorities	5	34
Other prepaid expenses	121	105
	$348	$327

Note 4 - Property and Equipment

Property and equipment, net consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006	Estimated Useful Life
Network equipment and software	$8,655	$7,695	2 to 5 Years
Computer equipment and software	2,102	1,995	3 to 4 Years
Bridging equipment	1,977	1,828	5 Years
Leasehold improvements	235	214	5 Years
Office furniture and equipment	222	166	5 Years
Videoconferencing equipment	66	74	3 Years
	13,257	11,972
Accumulated depreciation and amortization	(10,565)	(9,210)
	$2,692	$2,762

Depreciation and amortization expense is allocated as follows for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Cost of revenue	$1,134	$1,511
Research and development	51	66
Sales and marketing	13	24
General and administrative	269	346
	$1,467	$1,947

Note 5 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and related penalties and interest, (ii) a tax obligation of a predecessor of Glowpoint, and (iii) sales taxes and regulatory fees collected from customers and to be remitted to taxing authorities. Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Prior to October 2006, we may not have been properly collecting and remitting all such taxes and regulatory fees and, as a result, have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. For the years ended December 31, 2007 and 2006, we reduced the accrual for sales taxes and regulatory fees and penalties based on filings of voluntary disclosure agreements, correspondence with various states and our reassessments based on the passage of time, by $95,000 and $0, respectively, to reflect revised estimates.

Accrued sales taxes and regulatory fees consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Sales taxes and regulatory fees	$2,284	$2,552
Sales taxes and regulatory fees – penalties	533	730
Sales taxes and regulatory fees – interest	785	529
Tax obligations of a predecessor of Glowpoint	8	223
Collected sales taxes and regulatory fees to be remitted to authorities	401	182
	$4,011	$4,216

Note 6 - Accrued Expenses

Accrued expenses consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Accrued compensation	$784	$417
Accrued communication costs	161	43
Accrued professional fees	120	40
Accrued interest	108	57
Restructuring costs	7	212
Accrued dividends	—	847
Other accrued expenses	247	290
	$1,427	$1,906

Note 7 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our Senior Secured Notes in private placements to private investors. The September 2007 private placement also included Insider Purchasers. Activity for the Senior Secured Notes and Senior Secured Notes discount during the years ended and as of December 31, 2007 and 2006 was as follows (in thousands):

	December 31, 2006	2007 Activity	Insider Purchasers 2007 Activity	December 31, 2007
Principal of Senior Secured Notes:
March 2006 private placement	$5,665	$—	$—	$5,665
April 2006 private placement	515	—	—	515
September 2007 private placement	—	3,100	438	3,538
Senior Secured Notes issued as payment for interest	426	853	9	1,288
	6,606	3,953	447	11,006
Discount:
Derivative financial instrument – Series A Warrants	(2,873)	—	—	(2,873)
Derivative financial instrument – Series A-2 Warrants	—	(4,484)	(250)	(4,734)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	—	(766)
	(3,639)	(4,484)	(250)	(8,373)
Accretion of discount	1,359	2,852	29	4,240
	(2,280)	(1,632)	(221)	(4,133)
Senior Secured Notes, including those held by Insider Purchasers, net of discount	$4,326	$2,321	$226	$6,873

In the March and April 2006 private placement, we issued $5,665,000 and $515,000, respectively, with a total aggregate principal amount of $6,180,000 of our Senior Secured Notes and Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share.  The Series A warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in these private placements to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date. The new weighted average expiration date of the warrants is 3.5 years from March 2006 from a previous weighted average expiration date of 2.9 years. In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share. As a result of the September 2007 private placement, the exercise price of the Series A warrants has been adjusted to $0.54 per share as of December 31, 2007. The warrants are subject to certain anti-dilution protection. The $5,585,000 net proceeds of the March and April 2006 private placement were used to support our corporate restructuring program and for working capital.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in the March and April 2006 private placement to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to paid in capital. A portion of the finance costs of the Senior Secured Notes issued in March and April 2006 were allocated to this transaction and charged to paid in capital. The estimated fair value of this modification is based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms. In the March and April 2006 private placement, $766,000 of the proceeds were attributed to the estimated fair value of the modification of price and term of these warrants. The $766,000 fair value of this modification was treated as a discount of the Senior Secured Notes and expensed, using the effective interest method, over the 18 month period to the original maturity date of September 30, 2007 of the Senior Secured Notes issued in March and April 2006.

In September 2007, we amended the terms of our then outstanding Senior Secured Notes to extend the maturity date to March 31, 2009 from September 30, 2007 (the “Senior Secured Notes Extension”).  In consideration for the Senior Secured Notes Extension, we issued Series A-2 Warrants to the note holders to purchase an aggregate of 4,773,000 shares of common stock (which represented thirty-three (33%) percent of the shares of common stock issuable upon conversion of the then outstanding Senior Secured Notes and accrued interest). The Series A-2 Warrants have an exercise price of $0.65 per share and are exercisable for a period of five years. The warrants are subject to certain anti-dilution protection. Burnham Hill Partners acted as financial advisor for the Preferred Stock Exchange (as defined in Note 9, Series C Convertible Preferred Stock below) and Senior Secured Notes Extension and received financial advisory warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. The Company allocated 150,000 of the warrants, with a fair value of $86,000, to the Senior Secured Notes Extension and incurred professional fees related to the Senior Secured Notes Extension of $50,000.

The Senior Secured Notes bear interest at 10% per annum, increasing to 12% on the first anniversary following their issuance, and mature on March 31, 2009. Beginning in January 2008 the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase if the Company fails to achieve a minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA”) as defined in the Senior Secured Notes. The per annum interest rate shall increase by 200 basis points if the stated quarterly Adjusted EBITDA is not achieved, and such increase will be cumulative for each subsequent quarterly failure to achieve the stated Adjusted EBITDA; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the stated or cumulative minimum Adjusted EBITDA in any subsequent quarterly period. The Senior Secured Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the failure by the Company to achieve Adjusted EBITDA.

The Senior Secured Notes are convertible into common stock at a conversion rate of $0.50 per share (x) at any time at the holder’s election or (y) automatically if the closing bid price (as defined in the Senior Secured Notes) of the Company’s common stock exceeds $1.25 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for twenty (20) consecutive trading days. We have the option to pay the accrued interest for the Senior Secured Notes in cash or additional Senior Secured Notes. To date, all required interest payments have been made by issuing additional Senior Secured Notes.

In the September 2007 private placement, we issued $3,538,000 of our Senior Secured Notes and Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share. Insider Purchasers invested $438,000 in the private placement. The Series A-2 warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 566,080 shares of our common stock at an exercise price of $0.55 per share. The warrants are exercisable for a period of five years and are subject to certain anti-dilution protection.  Burnham Hill Partners received a cash fee of $283,000, which equaled eight (8%) percent of the gross proceeds we received. The $3,230,000 net proceeds of the September 2007 private placement are being used for working capital.

During the year ended December 31, 2007 and 2006, the accretion of discount on the Senior Secured Notes was $2,881,000 and $1,359,000, respectively.

Financing Costs

The financing costs, which were included in Other Assets in the accompanying consolidated balance sheets, and accumulated amortization as of December 31, 2007 and 2006, are as follows (in thousands):

	2006	2007
	2006 Private Placement	2006 Private Placement	2007 Private Placement and Senior Secured Notes Extension	2007 Private Placement, Insider Purchasers	Total
Cash financing costs:
Placement agent fees – Burnham Hill Partners	$480	$480	$248	$35	$763
Other financing costs	115	115	71	3	189
	595	595	319	38	952
Non-cash financing costs:
Placement agent and financial advisory warrants – Burnham Hill Partners	296	296	376	41	713

Financing costs charged to additional paid in capital	(110)	(110)	—	—	(110)
Total financing costs	781	781	695	79	1,555
Accumulated amortization	(389)	(781)	(125)	(14)	(920)
	$392	$0	$570	$65	$635

Amortization during year	$389	$392	$125	$14	$531

The financing costs for the March and April 2006 private placement were being amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Senior Secured Notes. The financing costs for the September 2007 private placement and extension of the maturity date of the March and April 2006 private placement are being amortized over the 18 month period through March 31, 2009, the current maturity date of the Senior Secured Notes.

Accounting for Conversion Feature and Series A and A-2 Warrants Derivative Liabilities

Activity for derivative liabilities during the years ended and as of December 31, 2007 and 2006 was as follows (in thousands):

	December 31, 2006	Additions	Increase (decrease) in Fair Value	Elimination of derivative liability	December 31, 2007
(i) Derivative financial instrument – February 2004 capital raise	$1,236	$—	$(36)	$—	$1,200
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	1,666	1,757	(757)	(2,666)	—
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	—	220	(108)	(112)	—
(iii) Derivative financial instrument – Placement agent and financial advisory warrants	—	770	(313)	—	457
(iv) Derivative financial instrument – Series A Warrants	1,399	—	359	—	1,758
(v) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	—	1,765	(757)	—	1,008
(v) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	—	250	(108)	—	142
(vi) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	—	2,719	(1,167)	—	1,552
	$4,301	$7,481	$(2,887)	$(2,778)	$6,117

The components of the increase or (decrease) in the fair value of derivative financial instruments with changes in value recorded as other (income) expense for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
(i) Derivative financial instrument – February 2004 capital raise	$(36)	$(334)
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	(865)	(184)
(ii) Elimination of derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	(2,666)	—
(ii) Elimination of derivative financial instrument – Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	(112)	—
(iii) Derivative financial instrument – Placement agent and financial advisory warrants	(313)	—
(iv) Derivative financial instrument – Series A Warrants	359	(1,474)
(v) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	(757)	—
(v) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	(108)	—
(vi) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	(1,167)	—
	$(5,665)	$(1,992)

(i) We accounted for the registration rights agreement related to the February 2004 capital raise as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of December 31, 2007 and 2006 to be $1,200,000 and $1,236,000, respectively.

(ii) We initially accounted for the convertibility of the Senior Secured Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Notes, under certain circumstances. Accordingly, the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a Senior Secured Notes holder if payment is required. The prepayment amount is the greater of (i) 125% of the value of the Senior Secured Notes and accrued interest and (ii) the value if the Senior Secured Notes and accrued interest converted into common stock at $0.50 per share and then multiplied by the then current stock price. Since the Senior Secured Notes are convertible at the issuance date, an expense related to the derivative liability is recognized on that date. We estimated the fair value of the derivative liability as of December 31, 2006 to be $1,666,000.

In December 2007, in light of changes to Rule 144 of the Securities Act, we amended the Registration Rights Agreement to eliminate the requirement to register the shares issuable upon conversion of the Senior Secured Notes, thereby eliminating any requirement to deliver registered shares, which effectively eliminated the right of the holders of the Senior Secured Notes to demand that the Company pay such holders cash, calculated as defined in the Senior Secured Notes. Accordingly, the Company will no longer account for the beneficial conversion feature as a derivative liability. Therefore, in December 2007, the Company eliminated the $2,778,000 derivative liability related to the beneficial conversion feature that had been accrued as of that date.

(iii) We accounted for the issuance of the placement agent and financial advisory warrants issued in connection with the March and April 2006 and September 2007 private placements of the Senior Secured Notes as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A and Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the placement agent and financial advisory warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of December 31, 2007 and 2006 to be $457,000 and $147,000, respectively.  See also Note 18.

(iv) We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of December 31, 2007 and 2006 to be $1,758,000 and $1,399,000, respectively.

(v) In connection with the September 2007 private placement we accounted for the issuance of the Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the Series A-2 warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense. In the September 2007 private placement, $2,015,000 of the proceeds was attributed to the estimated fair value of the derivative liability. The $2,015,000 for the derivative liability will be treated as a discount on the Senior Secured Notes and expensed, using the effective interest method, over the 18 month period to the maturity of the Senior Secured Notes. We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,150,000.

(vi) In connection with the Senior Secured Notes Extension we accounted for the issuance of the Series A-2 warrants to purchase 4,773,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense. In the Senior Secured Notes Extension, $2,719,000 was attributed to the estimated fair value of the derivative liability. The $2,719,000 for the derivative liability will be treated as a discount on the Senior Secured Notes and expensed, using the effective interest method, over the 18 month period to the Senior Secured Notes’ maturity date. We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,552,000.

Insider Purchasers investment in September 2007 Private Placement

In the September 2007 private placement, the Insider Purchasers invested an aggregate of $438,000 and were issued Senior Secured Notes and Series A-2 warrants to acquire 438,000 shares of common stock. The Senior Secured Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the occurrence of certain events, including, but not limited to, an event of default, the failure by Glowpoint to achieve specified Adjusted EBITDA (as defined below), and the failure to timely file the required registration statement.

Senior Secured Notes –Adjusted EBITDA Requirements

If the Company does not achieve the following minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA, however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Adjusted EBITDA (as defined below) targets for the determination dates are as follows:

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

Note 8 - Interest Expense

The components of interest expense for the years ended December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Accretion of discount on Senior Secured Notes	$2,852	$1,359
Accretion of discount on Senior Secured Notes, Insider Purchasers	29	—
Interest on Senior Secured Notes	900	483
Interest on Senior Secured Notes, Insider Purchasers	12	—
Beneficial conversion feature – Senior Secured Notes	1,757	1,850
Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	220	—
Interest expense for sales and use taxes and regulatory fees	268	277
Other interest expense	5	—
	$6,043	$3,969

Note 9 - Stockholders’ Deficit

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

The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We accounted for the registration rights agreement as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability as of December 31, 2007 and 2006 to be $1,200,000 and $1,236,000, respectively. For the years ended December 31, 2007 and 2006 we recognized other income of $36,000 and $334,000 for a decrease in the fair value of the derivative liability.

In March 2005, we raised net proceeds of $9,376,000 in a private placement offering of 6,766,667 shares of our common stock at $1.50 per share. Investors in the private placement offering were also issued warrants to purchase 2,706,667 shares of common stock at an exercise price of $2.40 per share. The warrants expire five years after the closing date. The warrants are subject to certain anti-dilution protection (minimum price of $1.61). The warrants may be exercised by cash payment of the exercise price or by "cashless exercise”. As a result of subsequent financings, the conversion price of these warrants has been adjusted to $1.61 and $1.79 as of December 31, 2007 and 2006, respectively.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 1,500 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) authorized, of which 474.8126 shares are issued and outstanding, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued. We have no other classes of preferred stock. Only the Series C Preferred Stock is outstanding as of December 31, 2007.

Series C Convertible Preferred Stock

In September 2007, we entered into an Exchange Agreement with the holders of the Series B convertible preferred stock (the “Series B Holders”) and issued an aggregate of 474.8126 shares of a new Series C Preferred Stock in exchange for cancelling all of our issued and outstanding Series B convertible preferred stock, cancelling $1,098,000 of accrued but unpaid dividends due on the Series B convertible preferred stock, and 1,525,000 shares of common stock held by the Series B Holders (the “Preferred Stock Exchange”). Each share of Series C Preferred Stock, par value $0.0001 per share, has a liquidation preference equal to its stated value, which is $10,000 per share, and is convertible at the holder’s election into 10,000 shares of common stock. The Series C Preferred Stock has anti-dilution rights. The Series C preferred stockholders are not entitled to receive dividends. The Series C Preferred Stock is only redeemable in the event of the Company’s liquidation, dissolution or winding up of affairs. Upon a change of control, as defined therein, the holders of the Series C Preferred Stock or the Company can require that the Series C Preferred Stock be redeemed at the stated value per share as adjusted. The Series C Preferred Stock must be converted into shares of common stock when the closing bid and ask price of the Company’s common stock exceeds $2.00 for a period of 10 consecutive trading days. The Series C Preferred Stock is not classified in Stockholders’ Deficit.

Burnham Hill Partners acted as financial advisor for, among other things, the Preferred Stock Exchange and the extension of the maturity date of the Senior Secured Notes that were maturing in September 2007 and received warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The financial advisory warrants are exercisable for a period of five years and are subject to certain anti-dilution protection.  The Company allocated 100,000 of the financial advisory warrants, with a fair value of $57,000, to the Preferred Stock Exchange and incurred professional fees related to the Preferred Stock Exchange of $33,000. These costs were charged to additional paid in capital. See Note 7 for the allocation of the remaining financial advisory warrants.

We accounted for the Preferred Stock Exchange as a redemption and in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“D- 42”). In connection with the Preferred Stock Exchange, D-42 requires that the excess of the carrying amount of the Series B convertible preferred stock (the “Series B Carrying Amount”) over the fair value of the Series C Preferred Stock (the “Series C Fair Value”) be subtracted from net loss to arrive at net loss attributable to common stockholders. The Series B Carrying Amount of $5,130,000 is comprised of the $2,888,000 stated value of the Series B convertible preferred stock, the $1,098,000 of accrued but unpaid dividends, and $1,143,000 for the 1,525,000 shares of common stock valued at the common stock price of $0.75 on the date the common stock shares were surrendered. We computed the $4,330,000 Series C Fair Value using a valuation model utilized by the financial advisory and investment banking industries to determine the fair value of this type of financial instrument. The $799,000 excess of Series B Carrying Amount over the Series C Fair Value is recognized in our consolidated statement of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

The transaction is summarized as follows:

$2,888,000	Series B convertible preferred stock – carrying value
1,143,000	Common stock – fair value
1,098,000	Accrued and unpaid dividends – carrying value
5,129,000	The Series B Carrying Amount
4,330,000	The Series C Fair Value
$ 799,000	Gain on Redemption of Preferred Stock

The Series C Preferred Stock is recorded in the accompanying consolidated balance sheet at its fair value on the date of the transaction of $4,330,000.

Series D Convertible Preferred Stock

The Series D convertible preferred stock does not have any voting rights, but is convertible into Glowpoint’s common stock and is entitled to any liquidating distribution to holders of common stock. All of the Senior Secured Notes, the Series A Warrants, as amended, the Series A-2 Warrants and the Series C Preferred Stock are convertible or exercisable, as the case may be, into our common stock, but provide that, unless specifically waived by such holder, in no event shall any holder of such securities own more than 4.99% or 9.99% of our outstanding common stock. In the event a holder would own more than either percentage upon conversion or exercise and does not waive such ownership cap, we will issue Series D convertible preferred stock for the amount above such limitation. The holder may then convert Series D convertible preferred stock into common stock in the future as permitted by the ownership limitations or upon waiver of such restriction. The Series D convertible preferred stock is classified in Stockholders’ Deficit. No shares of Series D convertible preferred stock have been issued as of December 31, 2007.

Note 10 - Stock options

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”), 3,000,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants. As of December 31, 2007, options to purchase a total of 144,000 shares were outstanding and 2,856,000 shares remained available for future issuance under the 2007 Plan.

The exercise price of the awards is established by the administrator of the plan and, in the case of ISOs issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted under the 2007 Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (the “2000 Plan”), as amended, 4,400,000 shares of common stock have been reserved for issuance thereunder. The 2000 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants. As of December 31, 2007, options to purchase a total of 3,913,000 shares were outstanding and 49,000 shares remained available for future issuance under the 2000 Plan.

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

1996 Stock Option Plan

Under the 1996 Stock Option Plan (the “1996 Plan”), as amended and then terminated in December 2006, 2,475,000 shares of common stock had been reserved for issuance thereunder. The 1996 Plan provided for the granting of options to officers, directors, employees and advisors. No options were granted under the 1996 Plan in the years ended December 31, 2007 and 2006. As of December 31, 2007, options to purchase a total of 8,000 shares were outstanding.

VTI Stock Option Plans

As part of the merger with View Tech, Inc. (“VTI”) in May 2000, we assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI. The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. No options were granted under these Plans in years ended December 31, 2007 and 2006. As of December 31, 2007, options to purchase a total of 98,000 shares of Glowpoint’s common stock were outstanding and no shares remained available for future issuance.

Options outside our Qualified Plans

We have also issued stock options outside of our qualified plans in prior years, though none in the years ended December 31, 2007 and 2006. At December 31, 2007, the total of these options outstanding was 50,000.

Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2007and 2006, is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2006	4,996	$2.51	3,614	$2.92
Granted	1,134	0.41
Exercised	—	0.00
Expired	(11)	5.41
Forfeited	(1,019)	1.36
Options outstanding, December 31, 2006	5,100	2.26	3,664	2.86
Granted	1,284	0.59
Exercised	—	0.00
Expired	(1,380)	2.94
Forfeited	(791)	2.58
Options outstanding, December 31, 2007	4,213	$1.47	2,519	$2.06

Shares of common stock available for future grant under company plans	2,905

Additional information as of December 31, 2007 with respect to all outstanding options is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.36 – 0.48	872	8.49	$0.39	303	$0.39
0.51 – 0.70	1,293	9.48	0.59	310	0.54
0.86 – 1.48	937	6.81	1.21	825	1.22
1.58 – 3.50	507	5.15	3.02	477	3.08
3.90 – 5.50	604	3.08	4.03	604	4.03
$ 0.36 – 5.50	4,213	7.24	$1.47	2,519	$2.06

A summary of nonvested options as of, and changes during the years ended December 31, 2007 and 2006, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2006	1,380	$1.16
Granted	1,134	0.30
Vested	(416)	1.15
Forfeited	(662)	0.95
Nonvested options outstanding, December 31, 2006	1,436	0.59
Granted	1,284	0.45
Vested	(917)	0.65
Forfeited	(108)	0.41
Nonvested options outstanding, December 31, 2007	1,695	$0.46

At December 31, 2007 and December 31, 2006 there was $26,000 and $161,000, respectively, of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.53 and 0.90 years, respectively. The Company has recorded $481,000 and $472,000 related to its stock-based compensation expense for options in general and administrative expenses for the years ended December 31, 2007 and 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2007 and 2006. No compensation costs were capitalized as part of the cost of an asset.

The fair value of nonvested options at December 31, 2007and 2006 was $776,000 and $844,000, respectively.

Note 11 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2007 and 2006, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2006	313	$2.44
Granted	363	0.43
Vested	(299)	1.89
Forfeited	(60)	2.20
Unvested restricted shares outstanding, December 31, 2006	317	0.71
Granted	1,240	0.58
Vested	(530)	0.69
Forfeited	0	0.00
Unvested restricted shares outstanding, December 31, 2007	1,027	$0.54

The Company has recorded $390,000 and $309,000 related to its stock-based compensation expense for restricted stock in general and administrative expenses for the years ended December 31, 2007 and 2006, respectively. There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2007. No compensation costs were capitalized as part of the cost of an asset.

Note 12 - Warrants

A summary of warrants granted, exercised and forfeited and warrants outstanding as of December 31, 2007 and 2006, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2006	9,756	$3.42
Granted	6,798	0.64
Exercised	—	—
Forfeited	(1,805)	3.15
Warrants outstanding, December 31, 2006	14,749	1.28
Granted	9,127	0.64
Exercised	—	—
Forfeited	(901)	5.39
Warrants outstanding, December 31, 2007	22,975	$0.86

Additional information as of December 31, 2007 with respect to outstanding warrants, all of which are exercisable, is as follows (warrants in thousands):

Range of Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Subject to Anti-dilution Protection
$ 0.50 – 0.55	1,284	3.66	$0.55	Yes
0.65	18,371	3.65	0.65	Yes
1.61	1,640	2.20	1.61	No
2.60	1,680	1.63	2.60	No
$ 0.50 – 2.60	22,975	3.40	$0.86

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2007 and 2006:

	2007	2006
Risk free interest rate	4.3%	4.7% – 4.8%
Warrant lives	5 Years	5 Years
Expected volatility	94.6%	95.6% - 95.9%
Expected dividend yields	None	None

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

Note 13 - Income Taxes

We had no tax provision for the years ended December 31, 2007 and 2006. Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2007 and 2006 as shown in the following table (in thousands):

	2007	2006
U.S. federal income taxes at the statutory rate	$(1,843)	$(3,782)
State taxes, net of federal effects	(325)	(667)
Nondeductible expenses	417	722
Beneficial conversion feature	912	618
Change in valuation allowance	839	2,888
Adjustments to prior years’ options and other charges	—	221
	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 is presented below (in thousands):

	2007	2006
Deferred tax assets:
Tax benefit of operating loss carry forward	$47,706	$44,392
Reserves and allowances	1,500	1,620
Accrued expenses	89	72
Goodwill	595	665
Warrants issued for services	605	575
Equity based compensation	562	369
Fixed assets	141	285
Fair value adjustments to derivative financial instruments	—	703
Restricted stock	217	106
Total deferred tax assets	51,415	48,787

Deferred tax liability:
Fair value adjustments to derivative financial instruments	(1,789)	—
Deferred tax assets and liability, net	49,626	48,787
Valuation allowance	(49,626)	(48,787)
Net deferred tax assets	$—	$—

The ending balance of the deferred tax asset has been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results.

We and our subsidiaries file federal tax returns on a consolidated basis and separate state tax returns. At December 31, 2007, we have net operating loss (“NOL”) carry-forwards of $121,235,000 for federal income tax purposes which expire in various amounts through 2027. At December 31, 2007, we have net NOL carry-forwards of $92,178,000 for state income tax purposes which expire in various amounts through 2027. The utilization of $85,826,000 of our NOL (the “Limited NOLs”) for federal income tax purposes sustained by Glowpoint prior to February 17, 2004 is limited to $5,400,000 annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). As of December 31, 2007, the Company has estimated that the entire amount of the Limited NOLs can be realized, based on federal limitations on the useability of such expiring losses (to the extent that it generates taxable income). If the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2007.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2007 and 2006.

The federal and state tax returns for the years ending December 31, 2004, 2005 and 2006 are currently open and the tax returns for the year ended December 31, 2007 will be filed in November 2008.

Note 14 - 401(k) Plan

We have adopted a 401(k) retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who met minimum age and service requirements. The plan was non-contributory on our part. Employer contributions to the 401(k) plan for the years ended December 31, 2007 and 2006 were $69,000 and $38,000, respectively.

Note 15 - Related Parties

We receive consulting and tax services from an accounting firm in which one of our directors is a partner. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the years ended December 31, 2007 and 2006, we incurred fees for these services of $92,000 and $32,000, respectively. See also Note 7 for Insider Purchasers of Senior Secured Notes.

Note 16 - March 2006 Restructuring

In March 2006, we implemented a corporate restructuring plan designed to reduce certain operating, sales and marketing and general and administrative costs. The costs of this restructuring, $1,200,000, consisting of severance payments, acceleration of vesting of stock options and benefit reimbursements, were recorded in the first quarter of 2006 and will be paid through April 2007. As part of the restructuring initiative, we implemented management changes, including the departure of twenty-one employees and the promotion of Michael Brandofino to Chief Operating Officer. David Trachtenberg, President and Chief Executive Officer since October 2003, and Gerard Dorsey, Executive Vice President and Chief Financial Officer since December 2004 had left Glowpoint. In connection with their separation, Messrs. Trachtenberg and Dorsey were paid severance based upon their employment agreements of approximately $500,000 and $155,000, respectively, over the following year and receive other benefits (e.g., accelerated vesting of restricted stock or options) valued at approximately $180,000 and $9,000, respectively. The amount paid to them is a portion of the $1,200,000 of restructuring costs recorded in 2006. In April 2006, Mr. Brandofino was appointed President and Chief Executive Officer and a member of the Board of Directors, Edwin Heinen was appointed Chief Financial Officer, and Joseph Laezza was appointed Chief Operating Officer. The following is a summary of our March 2006 restructuring activity during the years ended December 31, 2007 and 2006 (in thousands):

Accrual as of January 1, 2006	$0
Provision for severance	1,200
Less: amounts paid	(988)
Accrual as of December 31, 2006	$212
Less: amounts paid	(212)
Accrual as of December 31, 2007	$—

Note 17 - Commitments and Contingencies

Employment Agreements

We had employment agreements with our prior President and Chief Executive Officer ("CEO") and our prior Executive Vice President and Chief Financial Officer ("CFO"), both of whom left Glowpoint in April 2006. We also have agreements with our Executive Vice President and Chief Technology Officer ("CTO"), who became Chief Operating Officer in March 2006 and then President and Chief Executive Officer in April 2006, our Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”) and our Executive Vice President and General Counsel (“GC”). Such employment agreements provide:

President and Chief Executive Officer -We entered into an initial three-year agreement, commencing January 1, 2001, with Michael Brandofino when he was CTO. This agreement has been subsequently amended numerous times to reflect agreed upon annual base salary, incentive compensation and other stock option grants. In May and June 2007, Mr. Brandofino’s agreement was further amended to (i) reflect his title as President and Chief Executive Officer, (ii) grant 400,000 restricted shares of the Company’s common stock, with one-half of such restricted shares vesting on each of May 15, 2009 and May 15, 2011, (iii) grant an option to purchase 200,000 shares of the Company’s common stock, with one-half of such options vesting immediately and the remaining 100,000 options vesting in equal installments on May 15, 2008, May 15, 2009, and May 15, 2010, and (iv) provide for a July 1, 2009 expiration. Under the amended agreement, Mr. Brandofino is entitled to an annual base salary in each year, an ability to earn annual incentive bonus in an amount equivalent to forty percent (40%) of his then annual base salary, subject to the sole discretion of our Compensation Committee, taking into consideration the achievement of goals and metrics established by the Board of Directors, with such goals and metrics being updated on an annual basis. Compensation expense of $360,000 and $295,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2007 and 2006, respectively. In addition, Mr. Brandofino’s agreement stipulates that if we enter into a sale agreement during the term of the agreement and he realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized. Either we or Mr. Brandofino may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Brandofino is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to one year of his then annual base salary and one year of accelerated vesting of the stock options granted under the amended employment agreement. If Mr. Brandofino’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Chief Financial Officer - In January 2007, we entered into a two-year employment agreement with Edwin F. Heinen. Under the employment agreement, Mr. Heinen is entitled to a base salary of not less than $200,000 per calendar year and, subject to the sole discretion of our Compensation Committee, he is eligible to receive an annual incentive bonus of up to 40% of his base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. Compensation expense of $264,000 and $205,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2007 and 2006. The agreement also provides for a grant to Mr. Heinen of 200,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on January 30 of each of the following three years. Either we or Mr. Heinen may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Heinen is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Heinen’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Chief Operating Officer – In March 2004, we entered into an employment agreement with Joseph Laezza under which he became the Vice President, Operations. Under that agreement, Mr. Laezza is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. In April 2006, he became Chief Operating Officer.  In May 2007, Mr. Laezza’s agreement was amended to (i) reflect his title as COO, (ii) grant 100,000 restricted shares of the Company’s common stock, with one-half of such restricted shares vesting on each of May 15, 2009 and May 15, 2011, (iii) grant an option to purchase 250,000 shares of the Company’s common stock, with one-half of such options vesting immediately and the remaining 125,000 options vesting in equal installments on May 15, 2008, May 15, 2009, and May 15, 2010, and (iv) provide for a January 1, 2009 expiration. Compensation expense of $306,000 and $252,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2007 and 2006. The March 2004 agreement also provided for a grant to Mr. Laezza of 55,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on March 11 of each of the following years.  Either we or Mr. Laezza may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Laezza is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Laezza’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Executive Vice President and General Counsel - In May 2006, we entered into a two-year employment agreement with David W. Robinson, which was subsequently amended in April and September 2007.  Under the agreement, Mr. Robinson is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. Compensation expense of $312,000 and $185,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2007 and 2006. The agreement also provided for a grant of 200,000 shares of restricted common stock, with 60,000 shares vesting upon commencement of employment and one-third of the remaining restricted shares (or 46,666 shares) vesting annually thereafter. Either we or Mr. Robinson may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Robinson is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Robinson’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.

Operating Leases

We lease several facilities under operating leases expiring through 2007. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2007, and 2006 were $292,000, and $288,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31
2008	$311
2009	74
2010	55
$440

Capital Lease Obligation

We lease certain equipment under a non-cancelable lease agreement at a fixed interest rate of 25%. The lease is accounted for as capital lease. The equipment under the capital lease as of December 31, 2007 had a cost of $358,000. The equipment had not yet been placed in service so no depreciation expense was incurred. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

Year Ending December 31
2008	$203
2009	274
Total minimum lease obligation	477
Less interest	(119)
Present value of total minimum lease obligation	$358

Commercial Commitments

We have entered into a number of agreements with telecommunications companies to purchase communications services.  Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. In certain instances where Glowpoint did not meet the minimum commitments, no such penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreement are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Future minimum commercial commitments under carrier agreements are as follows (in thousands):

Year Ending December 31
2008	$2,913
2009	1,242
$4,155

Note 18 – Adjustments Related to Prior Fiscal Periods

During the quarter ended December 31, 2007, the Company identified and recorded certain adjustments related to the year ended December 31, 2006 and to the period ended September 30, 2007. The adjustments are related to recognizing a derivative liability related to the placement agent and financial advisory warrants issued in connection with the March and April 2006 and September 2007 private placements of the Senior Secured Notes. Had these adjustments been reflected in the year ended December 31, 2006, the derivative liability in the balance sheet would have been increased by $147,000, Additional Paid in Capital would have been reduced by $296,000 and other income from the decrease in the fair value of derivative financial instruments would have been $149,000 greater. There was no impact on the loss from operations. The effect of these adjustments, was to increase the net loss and net loss attributable to common stockholders for the year ended December 31, 2007 by $149,000. The effect on the Company’s consolidated balance sheet and consolidated statements of operations as of September 30, 2007, June 30, 2007 and March 31, 2007 were not considered to be material. The effect of recording the adjustment in the fourth quarter of 2007 was to reduce the Company’s net income by $32,000.  The Company’s consolidated financial statements for prior periods have not been restated since the amounts of the adjustments are not material either quantitatively or qualitatively to the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows or the consolidated financial statements taken as a whole.

Note 19 – Subsequent Events

In February 2008, the Company entered into a three year lease with an effective date of January 1, 2008 for its corporate office in Hillside, New Jersey. The lease is terminable on six months notice so long as such termination date is not before December 31, 2008.  The base monthly lease payment is $18,000 for the life of the lease.