Form 10-Q
period 2008-03-31
GLOWPOINT INC
filed 2008-05-13
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25940

———————

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

———————

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2008 was 46,389,673

GLOWPOINT, INC

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007*	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007	2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2008	3
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23
Certifications
* The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 27, 2008.

PART I - FINANCIAL INFORMATION

Item 1

Financial Statements

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,112	$2,312
Accounts receivable, net of allowance for doubtful accounts of $203 and $208; respectively	2,933	2,546
Prepaid expenses and other current assets	314	348
Total current assets	5,359	5,206
Property and equipment, net	2,900	2,692
Other assets	563	664
Total assets	$8,822	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,127	$1,575
Accrued expenses	1,289	1,427
Accrued sales taxes and regulatory fees	4,118	4,011
Derivative financial instruments	7,573	6,117
Senior Secured Notes, net of discount of $3,320	7,544	—
Senior Secured Notes held by Insider Purchasers – related parties, net of discount of $190	267	—
Customer deposits	668	713
Deferred revenue	350	330
Current portion of capital lease	134	125
Total current liabilities	24,070	14,298

Long term liabilities:
Senior Secured Notes, net of discount of $3,912	—	6,647
Senior Secured Notes held by Insider Purchasers – related parties, net of discount of $221	—	226
Capital lease, less current portion	195	233
Total long term liabilities	195	7,106
Total liabilities	24,265	21,404

Preferred stock, $10,000 par value; 1,500 shares authorized and redeemable; 475 Series C shares issued and outstanding recorded at fair value (stated value and liquidation value of $4,748)	4,330	4,330

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value; 150,000,000 and 150,000,000 shares authorized; 47,954,564 and 47,629,564 shares issued; 46,389,673 and 46,064,673 shares outstanding, respectively	5	5
Additional paid-in capital	162,637	162,300
Accumulated deficit	(181,032)	(178,094)
	(18,390)	(15,789)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(19,773)	(17,172)
Total liabilities and stockholders’ deficit	$8,822	$8,562

See accompanying notes to condensed consolidated financial statements

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Revenue	$5,999	$5,661
Cost of revenue	3,351	3,916
Gross margin	2,648	1,745

Operating expenses:
Research and development	238	177
Sales and marketing	879	653
General and administrative	1,894	1,921
Total operating expense	3,011	2,751
Loss from operations	(363)	(1,006)

Interest and other expense (income):
Interest expense, including $31 and $0, respectively, for Insider Purchasers	1,017	915
Interest income	(11)	(15)
Increase in fair value of derivative financial instruments, including $43 and $0, respectively, for Insider Purchasers	1,456	614
Amortization of deferred financing costs, including $12 and $0, respectively, for Insider Purchasers	113	130
Total interest and other expense, net	2,575	1,644
Net loss	(2,938)	(2,650)
Preferred stock dividends	—	(85)
Net loss attributable to common stockholders	$(2,938)	$(2,735)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares:
Basic and diluted	46,141	46,540

See accompanying notes to condensed consolidated financial statements

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2008

(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2008	47,630	$5	$162,300	$(178,094)	1,565	$(1,383)	$(17,172)
Net loss	—	—	—	(2,938)	—	—	(2,938)
Stock-based compensation – restricted stock to directors and officers	—	—	42	—	—	—	42
Stock-based compensation – options to employees	—	—	100	—	—	—	100
Stock-based compensation –restricted stock for consulting services	—	—	16	—	—	—	16
Settlement of accrued 2007 management bonus with restricted stock	325	—	179	—	—	—	179
Balance at March 31, 2008	47,955	$5	$162,637	$(181,032)	1,565	$(1,383)	$(19,773)

See accompanying notes to condensed consolidated financial statements

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from Operating Activities:
Net loss	$(2,938)	$(2,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	331	429
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	1,456	614
Amortization of deferred financing costs	113	130
Accretion of discount on Senior Secured Notes	623	628
Beneficial conversion feature for Senior Secured Notes	—	41
Stock-based compensation	158	145
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(387)	398
Prepaid expenses and other current assets	34	(200)
Other assets	(12)	—
Accounts payable	552	302
Customer deposits	(45)	227
Accrued expenses, sales taxes and regulatory fees	463	373
Deferred revenue	20	2
Net cash provided by operating activities	368	439

Cash flows from Investing Activities:
Purchases of property and equipment	(539)	(302)
Net cash used in investing activities	(539)	(302)

Cash flows from Financing Activities:
Capital lease payments	(29)	—
Net cash used in financing activities	(29)	—

Increase (decrease) in cash and cash equivalents	(200)	137
Cash and cash equivalents at beginning of period	2,312	2,153
Cash and cash equivalents at end of period	$2,112	$2,290

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$25	$1

Non-cash investing and financing activities:
Preferred stock dividends	$—	$85
Additional Senior Secured Notes issued as payment for interest	315	165
Settlement of accrued 2007 management bonus with restricted stock	179	—

See accompanying notes to condensed consolidated financial statements

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. In order to address specific needs within an industry, such as broadcast/media content acquisition or retail call center environments, we have bundled some of our managed services to offer unique video communication solutions. We also wholesale some of our services to and provide branding for manufacturers, carriers, and integrators for resale. We provide our managed video services to a wide variety of companies, from global enterprises and large governmental entities to small and medium-sized businesses to other providers of video or telecommunications services. Since its launch in 2000, Glowpoint has been exclusively focused on innovating high quality two-way video communications and has supported millions of video calls. Currently, we support thousands of customer locations in over 1,200 cities in 37 countries around the world.

With the advent of telepresence, we have combined various components of our features and services into a comprehensive video network operations center support service (“VNOC Support Service”) offering that can support the telepresence systems manufactured by Cisco, Polycom, Tandberg and virtually all other telepresence solutions on the market today. Telepresence is a term to describe high quality, “true to life” meetings via video communications where participants feel as though they are all sitting in the same physical room even though they may be continents apart. This is accomplished with the use of multiple monitors, special furniture, and strategic camera placement and sound panels to create an immersive experience. We believe that the expensive equipment cost and customer expectations for telepresence demand that a managed service provider, such as Glowpoint, be involved to ensure that all telepresence rooms operate consistently and meetings occur reliably. Given the projected potential market size for these services in the next couple of years, we have focused more resources and time on our VNOC Support Service and related sales opportunities, which sales opportunities tend to be of a larger magnitude than our historical sales opportunities of managed video services.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $2,938,000 for the three months ended March 31, 2008. At March 31, 2008, we had a working capital deficit of $18,711,000. We have $2,112,000 in cash and cash equivalents at March 31, 2008 and cash provided by operating activities of $368,000 for the three months ended March 31, 2008. Additionally, the Senior Secured Notes (see Note 6) mature in March 2009. These factors raise substantial doubt as to our ability to continue as a going concern. We raised capital in March and April 2006 and September 2007, but continue to sustain losses and negative operating cash flows. Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the Senior Secured Notes, we believe that our available capital as of March 31, 2008 will enable us to continue as a going concern through March 31, 2009.  There can be no assurances, however that we will be able to raise additional capital as needed or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Senior Secured Notes.  If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 27, 2008 (the “Audited 2007 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2007 Financials for a discussion of the estimates and judgments necessary in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation, amortization of deferred financing costs, fair value of financial instruments, derivative financial instruments and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the three months ended March 31, 2008.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiary, GP Communications LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the condensed consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, the fair value of derivative financial instruments and the valuation of our Series C convertible preferred stock.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the three months ended March 31, 2008 and 2007, no impairment losses were indicated or recorded.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner and software development from a firm in which one of our other directors is the president. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the three months ended March 31, 2008 and 2007, we incurred aggregate fees for these services of $13,000 and $22,000, respectively.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company capitalized $0 and $73,000 of software development costs for the three months ended March 31, 2008 and 2007, respectively. Software development costs of $188,000 are being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased. For the three months ended March 31, 2008 and 2007, we amortized $24,000 and $0, respectively, to cost of revenues. As of March 31, 2008, there was $133,000 of unamortized capitalized software costs. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The Company is currently assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities, effective January 1, 2009, will have on its consolidated financial statements.

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

Note 2 – Stock Options

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

The intrinsic value of options outstanding and exercisable at March 31, 2008 and 2007 was $83,000 and $2,000, respectively. There were no options exercised during the three months ended March 31, 2008.

The remaining unrecognized stock-based compensation expense at March 31, 2008 was $346,000 and will be amortized over a weighted average period of 1.08 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	3.1%	4.7%
Expected option lives	5 Years	5 Years
Expected volatility	94.5%	99.3%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.36	$0.45

Expected volatility was calculated using the historical volatility of the appropriate industry sector index. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the three months ended March 31, 2008 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number of Options		Number of Options

Options outstanding, January 1, 2008	4,213	$1.47	2,519	$2.06
Granted	149	0.49
Exercised	—	—
Expired	—	—
Forfeited	(26)	0.66
Options outstanding, March 31, 2008	4,336	$1.44	2,574	$2.05

At March 31, 2008, there was$ 13,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized over a weighted-average period of 0.4 years.

Stock option compensation expense is allocated as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Cost of revenue	$5	$7
Research and development	6	16
Sales and marketing	19	7
General and administrative	70	53
	$100	$83

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2008 and 2007. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of March 31, 2008, is presented below (restricted shares in thousands):

		Weighted Average Exercise Price
	Restricted Shares
Unvested restricted shares outstanding, January 1, 2008	1,027	$0.54
Granted	325	0.55
Vested	(457)	0.57
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2008	895	$0.53

The Company has recorded $58,000 and $62,000 related to its restricted stock compensation in general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively. There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2008 and 2007, respectively. No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2008 and 2007 is the same as basic loss per share. Potential shares of common stock associated with 27,211,000 and 17,956,000 outstanding options and warrants, 4,748,000 and 0 shares issuable upon conversion of our Series C convertible preferred stock, 0 and 1,729,000 shares issuable upon the conversion of our Series B convertible preferred stock and 22,641,000 and 13,542,000 shares issuable upon conversion of the Senior Secured Notes as of March 31, 2008 and 2007, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 5 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We account for the registration rights agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,200,000 as of March 31, 2008 and December 31, 2007. We recognized other income of $0 and $13,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our 10% Senior Secured Convertible Notes (the “Senior Secured Notes”) in private placements to private investors. The September 2007 private placement also included Insider Purchasers. Activity for the Senior Secured Notes and Senior Secured Notes discount during the three months ended March 31, 2008 and as of December 31, 2007 was as follows (in thousands):

	December 31,	2008	March 31,
	2007	Activity	2008
Principal of Senior Secured Notes:
March 2006 private placement	$5,665	$—	$5,665
April 2006 private placement	515	—	515
September 2007 private placement	3,100	—	3,100
September 2007 private placement, Insider Purchasers	438	—	438
Senior Secured Notes issued as payment for interest	1,279	305	1,584
Senior Secured Notes issued as payment for interest, Insider Purchasers	9	10	19
	11,006	315	11,321
Discount:
Derivative financial instrument – Series A Warrants	(2,873)	—	(2,873)
Derivative financial instrument – Series A-2 Warrants	(4,484)	—	(4,484)
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	(250)	—	(250)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	(766)
	(8,373)	—	(8,373)
Accretion of discount	4,211	592	4,803
Accretion of discount, Insider Purchasers	29	31	60
	(4,133)	623	(3,510)
Senior Secured Notes, including those held by Insider Purchasers, net of discount	6,873	938	7,811
Less: Senior Secured Notes, Insider Purchasers, net of discount	226	41	267
Senior Secured Notes, net of discount	$6,647	$897	$7,544

The Senior Secured Notes bear interest at 10% per annum, increasing to 12% on the first anniversary following their issuance, and mature on March 31, 2009. Beginning in January 2008, the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase if the Company fails to achieve a minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA”) as defined in the Senior Secured Notes. The per annum interest rate shall increase by 200 basis points if the stated quarterly Adjusted EBITDA is not achieved, and such increase will be cumulative for each subsequent quarterly failure to achieve the stated Adjusted EBITDA; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the stated or cumulative minimum Adjusted EBITDA in any subsequent quarterly period. The Senior Secured Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the failure by the Company to achieve Adjusted EBITDA (see Senior Secured Notes – Adjusted EBITDA Requirements below).

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

During the three months ended March 31, 2008 and 2007 the accretion of discount was $623,000 and $628,000, respectively.

Financing Costs

The financing costs, net of accumulated amortization, which were included in the other assets in the accompanying balance sheets, were $522,000 and $635,000 as of March 31, 2008 and December 31, 2007, respectively. The financing costs for the March and April 2006 private placement were amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Senior Secured Notes. The financing costs for the September 2007 private placement and extension of the maturity date of the March and April 2006 private placement are being amortized over the 18 month period through March 31, 2009, the current maturity date of the Senior Secured Notes. During the three months ended March 31, 2008 and 2007 the amortization of financing costs, using the effective interest method over the term of the financing, was $113,000 and $130,000, respectively.

Accounting for Conversion Feature and Series A and A-2 Warrants Derivative Liabilities

Activity for derivative liabilities as of December 31, 2007 and during the three months ended and as of March 31, 2008 was as follows (in thousands):

	December 31,	Increase in	March 31,
	2007	Fair Value	2008
(i) Derivative financial instrument – February 2004 capital raise	$1,200	$—	$1,200
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	457	134	591
(iii) Derivative financial instrument – Series A Warrants	1,758	522	2,280
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	1,008	298	1,306
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	142	43	185
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	1,552	459	2,011
	$6,117	$1,456	$7,573

The components of the increase in the fair value of derivative financial instruments with changes in value recorded as other (income) expense for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
(i) Derivative financial instrument – February 2004 capital raise	$—	$(13)
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	134	—
(iii) Derivative financial instrument – Series A Warrants	522	627
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	298	—
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	43	—
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	459	—
	$1,456	$614

(i)We accounted for the registration rights agreement related to the February 2004 capital raise as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.

(ii) We accounted for the issuance of the placement agent and financial advisory warrants issued in connection with the March and April 2006 and September 2007 private placements of the Senior Secured Notes as a derivative liability subject to SFAS No. 133. Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A and Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the placement agent and financial advisory warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.

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

(v) In connection with the Senior Secured Notes extension in September 2007 we accounted for the issuance of the Series A-2 warrants to purchase 4,773,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability. The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense.

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

The Company achieved the minimum Adjusted EBITDA, as defined, for the quarter ended March 31, 2008. Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes in effect shall not increase by 200 basis points. The following table sets forth the Adjusted EBITDA, as defined, for the three months ended March 31, 2008 (in thousands):

Net loss before dividends	$(2,938)

Adjustments:
Income taxes	—
Interest expense	394
Depreciation and amortization	331
Stock-based compensation	158
Extraordinary losses	—
Amortization of deferred financing costs	113
Costs of beneficial conversion features	—
Accretion of discount on Senior Secured Notes	623
Interest income	(11)
Extraordinary gains	—
Increase in fair value of derivative financial instruments	1,456
Adjusted EBITDA	$126

Past performance is not indicative of future results. Therefore, achieving the above-stated Adjusted EBITDA is not any indication of any result expected to be achieved in subsequent quarters. We note that the failure to achieve the stated Adjusted EBITDA does not result in an event of default of the Senior Secured Notes; such a failure only triggers the interest rate increase (noted above) of the Senior Secured Notes.

Note 7 - Interest Expense

The components of interest expense for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Accretion of discount on Senior Secured Notes	$592	$628
Accretion of discount on Senior Secured Notes, Insider Purchasers	31	—
Interest on Senior Secured Notes	288	167
Interest on Senior Secured Notes, Insider Purchasers	31	—
Beneficial conversion feature – Senior Secured Notes	—	41
Interest expense for sales and use taxes and regulatory fees	50	78
Other interest expense	25	1
	$1,017	$915

Note 8 - Commitments and Contingencies

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. In certain instances where Glowpoint did not meet the minimum commitments, no such penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreements are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the condensed consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q, ( the “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us”)., a Delaware corporation and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Commission as an exhibit to Form 10-K on March 27, 2008.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint is a premiere broadcast-quality, IP (Internet Protocol)-based managed video services provider. Our mission is to improve the ease-of-use, cost-effectiveness, functionality, and quality of existing video communications in order to make it an integral and ubiquitous part of everyday business and personal communications. We are primarily focused on innovating high quality two-way video communications and believe video communications should be as easy and spontaneous to use as your telephone, but with the power of face-to-face communication.

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. In order to address specific needs within an industry, such as broadcast/media content acquisition or retail call center environments, we have bundled some of our managed services to offer unique video communication solutions. We also wholesale some of our services to and provide branding for manufacturers, telecommunications carriers, and integrators for resale.

We provide our managed video services to a wide variety of companies, from global enterprises and large governmental entities to small and medium-sized businesses to other providers of video or telecommunications services. Currently, Glowpoint supports thousands of customer locations in over 1,200 cities in 37 countries around the world.

With the advent of telepresence, we have combined various components of our features and services into a comprehensive video network operations center support service (“VNOC Support Service”) offering that can support the telepresence systems manufactured by Cisco, Polycom, Tandberg and virtually all other telepresence solutions on the market today. Telepresence is a term to describe high quality, “true to life” meetings via video communications where participants feel as though they are all sitting in the same physical room even though they may be continents apart. This is accomplished with the use of multiple monitors, special furniture, and strategic camera placement and sound panels to create an immersive experience. We believe that the expensive equipment cost and customer expectations for telepresence demand that a managed service provider, such as Glowpoint, be involved to ensure that all telepresence rooms operate consistently and meetings occur reliably.

Our VNOC Support Services include, but are not limited to, room certification, proactive room and component monitoring, comprehensive room scheduling support and conflict management, conference production and monitoring, specialized call launching, help support, training and adoption, interoperability testing and support, comprehensive reporting (including statistical room usage and performance data), stewardship reporting, and advanced video network traffic monitoring. Representative purchasers of our VNOC Support Services include enterprise end user customers, who have typically paid hundreds of thousands of dollars for the required telepresence equipment and installation and require assurance that it reliably and properly functions so as to be used to its fullest extent to maximize that investment. Other representative purchasers of our VNOC Support Services include equipment manufacturers and integrators, who purchase our VNOC Support Services on a wholesale basis and resell them in order to ensure that their sold product is reliable and satisfactory to their customer, which will result in greater adoption and increased future sales of products. The value of VNOC Support Service sales tend to be of a larger magnitude than our historical sales opportunities of managed video services. In opportunities that we have participated to date, however, we have found that some end user customers interested in VNOC

Support Services are also interested in having their non-telepresence video endpoints also managed, which can equal or rival the value of the VNOC Support Service opportunity.

According to some estimates, including market research by IDC and a published Cisco white paper, the projected potential market size for telepresence support services and network may exceed $1 billion by 2010 and perhaps reach as much as $3 billion by 2011. To seek a prominent place in this burgeoning industry and to garner market share, we have focused more resources and time on our VNOC Support Service and related sales opportunities.

Glowpoint’s traditional managed video services are hardware agnostic, supporting all recognized video standards. As a result, we have become the global video interconnection point, linking together “islands of video” across third party private networks (e.g., provided by AT&T, SBC, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how they are connecting or where they are connecting from.

Glowpoint’s managed video services involve two major components, the Glowpoint video applications services (including, without limitation, VNOC Support Services) and the Glowpoint network services. The video application services are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport. The Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QoS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. Glowpoint’s reach spans the globe, with 11 points of presence (POPs) in hardened facilities and unlimited peering capability to cost effectively deliver Glowpoint services to customers in virtually any region in the world. A unique feature of the Glowpoint network is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities, which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the Internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Commission as an exhibit to Form 10-K on March 27, 2008.

Results of Operations

The following table sets forth for the three months ended March 31, 2008 and 2007; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

Revenue	100.0%	100.0%
Cost of revenue	55.9	69.2
Gross margin	44.1	30.8

Operating expenses:
Research and development	4.0	3.1
Sales and marketing	14.7	11.5
General and administrative	31.5	34.0
Total operating expenses	50.2	48.6
Loss from operations	(6.1)	(17.8)
Interest and other expense (income):
Interest expense, including 0.5% and 0.0%, respectively, for Insider Purchasers	16.9	16.2
Amortization of deferred financing costs, including 0.2% and 0.0%, respectively, for Insider Purchasers	1.9	2.3
Increase in fair value of derivative financial instruments, including 0.7% and 0.0%, respectively, for Insider Purchasers	24.3	10.8
Interest income	(0.2)	(0.3)
Total interest and other expense, net	42.9	29.0
Net loss	(49.0)	(46.8)
Preferred stock dividends	—	(1.5)
Net loss attributable to common stockholders	(49.0)%	(48.3)%

Three Months Ended March 31, 2008 (the “2008 quarter”) Compared to Three Months Ended March 31, 2007 (the “2007 quarter”).

Revenue - Revenue increased $338,000, or 6.0%, in the 2008 quarter to $5,999,000 from $5,661,000 in the 2007 quarter. We have separated our revenue into Core Revenue and Non-core Revenue. Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them. Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan, but nonetheless generate revenue. These non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

 Our “Core Revenue” includes:

•

Subscription and related services, which represents about 68% of our total current revenue and is generally tied to contracts of 12 months or more;

•

Multi-point Bridging, which represents about 16% of our total current revenue and is a usage based service where we enable customer to have video meetings with multiple locations on the screen at one time;

•

Events and Professional Services, which represents about 5% of our total current revenue and is revenue derived from non-recurring services (e.g., the professional football draft event) or from providing professional services to develop custom solutions; and

•

VNOC Support Services (described above), which is a new revenue stream for 2008. We already have signed contracts for these services and expect to start generating recurring revenue in the second quarter of 2008. We believe VNOC Support Services represents an area of potential high growth.

Our “Non-core Revenue” includes:

•

ISDN resale business, which represents about 10% of our total current revenue. We do not actively pursue more ISDN resale business and have actively sought to reduce the amount of low margin revenue from this line of business; and

•

Integration services, which include integrating various hardware components, or procuring hardware components for our customers, to support our managed video services. In most cases, we provide integration services as a “pass-through” or at low margin in order to facilitate the completion of the project on behalf of our customer. We do not actively pursue this type of revenue and only accommodate requests of high profile customers.

	Three Months Ended March 31,
			Increase
	2008	2007	(Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (1)	$4,113	$3,480	$633	18.2%
Non-subscription revenue
Bridging (2)	973	838	135	16.1%
Special events and professional services (3)	296	176	120	68.2%
	5,382	4,494	888	19.8%
Non-core revenue:
Integration services for a broadcast customer (4)	—	430	(430)	(100.0%)
ISDN resale revenue (5)	617	737	(120)	(16.3%)
	617	1,167	(550)	(47.1%)

Total revenue	$5,999	$5,661	$338	6.0%

(1) The increased subscription and related revenue is caused by increases in installed subscription circuits and in revenue per circuit.

(2) The increased bridging services revenue was a result of a concerted effort by the company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

(3) The increased special events and professional services revenue was a result of new events and a development project for a potential VNOC customer.

(4) In the 2007 quarter the Company provided one-time integration services on equipment required by a broadcast customer as part of the implementation of their two-year agreement. Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a broadcast customer and agreed to do so as a pass through service. Therefore all equipment integrated into the solution was billed to a broadcast customer at cost and the related costs are included in cost of revenue.

(5) We are actively considering alternatives with respect to our ISDN resale business including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2007, approximately 44% of our resold ISDN revenues, or approximately $1,174,000, were from Tandberg, which was approximately 5.2% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has begun the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2008 quarter decreased $565,000, or 14.4%, to $3,351,000 from $3,916,000 in the 2007 quarter. The primary components of this decrease were $430,000 of one-time integration services on equipment required by a broadcast customer (discussed in the Revenue section above), $83,000 of depreciation and amortization, higher gross margin revenues from events and bridging, elimination of network costs and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible.

Gross margin - Gross margin for the 2008 quarter increased by $903,000, or 51.7%, to $2,648,000 from $1,745,000 in the 2007 quarter. The savings discussed in Cost of Revenue section caused our gross margin to increase to 44.1% in the 2008 quarter from 30.8% in the 2007 quarter. Excluding the broadcast customer integration transaction our gross margin percentage is 33.3% in the 2007 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $61,000, or 34.5% in the 2008 quarter to $238,000 from $177,000 in the 2007 quarter. In the 2008 and 2007 quarters we capitalized $0 and $57,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs. The capitalization of these software development costs ceased in the third quarter of 2007. Research and development costs, as a percentage of revenue, was 4.0% for the 2008 quarter and 3.1% for the 2007 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased by $226,000, or 34.6%, in the 2008 quarter to $879,000 from $653,000 in the 2007 quarter. The primary components of the increase were $144,000 of salaries and benefits, $35,000 of travel and advertising and marketing expenses and $23,000 for agent commissions. Sales and marketing expense, as a percentage of revenue, was 14.7% for the 2008 quarter and 11.5% for the 2007 quarter.

General and administrative - General and administrative expenses decreased by $27,000, or 1.4%, in the 2008 quarter to $1,894,000 from $1,921,000 in the 2007 period. The primary components of this decrease were reductions of $51,000 in professional fees related to the restatements of prior period financial statements, $71,000 reduction in the accrual for sales taxes and regulatory fees and penalties. These decreases were partially reduced by increases of $32,000 for maintenance and repairs and $30,000 for board of director fees. General and administrative expenses as a percentage of revenue were 31.5% in the 2008 quarter and 34.0% in the 2007 quarter.

Loss from operations - Loss from operations decreased by $643,000, or 63.9%, to $363,000 in the 2008 quarter from $1,006,000 in the 2007 quarter.

Other expense (income) - Other expense in the 2008 quarter of $2,575,000 principally reflects interest expense of $1,017,000 which is comprised of $623,000 for the accretion of the discount related to the Senior Secured Notes, $319,000 of accrued interest expense related to the Senior Secured Notes, $50,000 of interest related to sales and use taxes and regulatory fees and $25,000 of other interest. The $1,456,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to warrants issued in connection with the March and April 2006 and September 2007 private placements. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $113,000. Those expenses are partially offset by $11,000 of interest income. Other expense in the 2007 quarter of $1,644,000 principally reflects interest expense of $915,000 which is comprised of $628,000 for the accretion of the discount related to the Senior Secured Notes, $167,000 of accrued interest expense related to the Senior Secured Notes, $41,000 for the expensing of the beneficial conversion feature related to additional Senior Secured Notes, $78,000 of interest related to sales and use taxes and regulatory fees and $1,000 of other interest. The $614,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants and a decrease related to the February 2004 capital raise. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $130,000. Those expenses are partially offset by $15,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended March 31, 2008 and 2007. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased by $288,000, or 10.9%, to $2,938,000 in the 2008 quarter from $2,650,000 in the 2007 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $0 for the 2008 quarter and $85,000 for the 2007 quarter. The elimination of preferred stock dividends in 2008 results from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased by $203,000, or 7.4% in the 2008 quarter to $2,938,000, or $0.06 per basic and diluted share from $2,735,000, or $0.06 per basic and diluted share, in the 2007 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $2,938,000 for the three months ended March 31, 2008. At March 31, 2008, we had a working capital deficit of $18,711,000. We have $2,112,000 in cash and cash equivalents at March 31, 2008 and cash provided by operating activities of $368,000 for the three months ended March 31, 2008. Additionally, the Senior Secured Notes (see Note 6) mature in March 2009. These factors raise substantial doubt as to our ability to continue as a going concern. We raised capital in March and April 2006 and September 2007, but continue to sustain losses and negative operating cash flows. Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and assuming we are able to renegotiate or refinance the Senior Secured Notes, we believe that our available capital as of March 31, 2008 will enable us to continue as a going concern through March 31, 2009. There can be no assurances, however that we will be able to raise additional capital as needed, or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash provided by operating activities was $368,000 for the 2008 quarter. The cash components provided by operations were $1,015,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees, $20,000 for an increase in deferred revenue and $34,000 for a decrease in prepaid expenses and other current assets. These increases were partially offset by $387,000 for an increase in accounts receivable, $45,000 for a decrease in customer deposits and $12,000 for an increase in other assets.

During the quarter ended March 31, 2008, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2008 quarter for the purchase of property, equipment and leasehold improvements was $539,000. We anticipate capital expenditures in 2008 to be at a similar level as 2007.

In connection with the Senior Secured Notes (see Note 6) if the Company does not achieve the minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA, however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Company achieved the minimum Adjusted EBITDA, as defined, for the quarter ended March 31, 2008. Therefore, interest rate on the unpaid principal balance of the Senior Secured Notes in effect shall not increase by 200 basis points.

Commitments and Contingencies

During the three months ended March 31, 2008, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 27, 2008. The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years		3-5 Years			More than 5 Years
Senior Secured Notes	$11,321	$11,321	$	─	$	─	$	─
Derivative liabilities	7,573	7,573		─		─		─
Operating lease obligations	339	131		208		─		─
Commercial commitments	3,426	2,759		667		─		─
Total	$22,659	$21,784		$875	$	─	$	─

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We have certain derivative financial instruments related to the 2004 Financing and the Placement Agent, Series A and Series A-2 warrants issued in connection with the March and April 2006 and September 2007 private placements (collectively, the “2006/2007 Warrants”). The derivative financial instruments are revalued each period, which causes fluctuations in our results from operations. As a result of this volatility, the Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.60 on March 31, 2008 had been increased or decreased by $0.25. The following table shows the effect of those common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the condensed consolidated statement of operations as of March 31, 2008.

		Proforma Information
	As Reported March 31, 2008	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.60	$0.35	$0.85

Condensed Consolidated Balance Sheet:
Derivative financial instrument –2004 Financing	$1,200	$1,200	$1,200

2006/2007 Warrants:
Derivative financial instrument – Placement Agent Warrants	591	298	903
Derivative financial instrument – Series A Warrants	2,280	1,096	3,570
Derivative financial instrument – Series A-2 Warrants	3,317	1,699	5,033
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	185	94	280
Derivative financial instruments – 2006/2007 Warrants	6,373	3,187	9,786
Derivative financial instruments	$7,573	$4,387	$10,986

Change in fair value of derivative financial instruments	$—	$(3,186)	$3,413

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$1,456	$(1,730)	$4,869

Net loss attributable to common stockholders	$(2,938)	$(1,208)	$(6,351)

The derivative financial instrument related to the 2004 Financing is not affected by changes in the Company’s common stock price but is affected by the number of shares of common stock currently held by the original investors in the 2004 Financing. Had 74,000 shares, which is 10% of the shares currently held by the original investors, been sold as of March 31, 2008, then the fair value of the related derivative financial instrument would have been reduced by $49,000 and we would have recognized that amount as income in the condensed consolidated statement of operations.

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

Solely for purposes of illustration, if the Company were sold for $0.85 per share and that purchase price was paid in cash or the securities of a public company, the Aggregate Derivative Liability for the 2006/2007 Warrants of $9,786,000 (see first table in this “Quantitative and Qualitative Disclosures about Market Risk” section) would not be paid, but would be credited to equity.

The derivative liability related to the February 2004 Financing is not affected by a sale, merger of other transaction.

Senior Secured Notes – Adjusted EBITDA Requirements

In connection with the Senior Secured Notes (see Note 6) if the Company does not achieve the minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA, however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Company achieved the minimum Adjusted EBITDA, as defined, for the quarter ended March 31, 2008. Therefore, interest rate on the unpaid principal balance of the Senior Secured Notes in effect shall not increase by 200 basis points.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently defending any suit or claim.

Item 1A.

Risk Factors

The risk factors set forth in Item 1A of our 2007 Form 10-K filed on March 27, 2008, are incorporated herein by reference.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of securities in the past three years that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On April 30, 2008, the Company amended the employment agreement of David W. Robinson, its Executive Vice President and General Counsel, to extend its term by two years. His employment term will now continue for the two-year period commencing May 4, 2008. This brief description of Mr. Robinson’s employment agreement amendment is qualified by reference to the provisions of the agreement attached to this report as Exhibit 99.1.

Item 6.

Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Employment Agreement Amendment with David W. Robinson, dated April 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC. Registrant

Date: May 13, 2008	By:	/s/ MICHAEL BRANDOFINO
Michael Brandofino, Chief Executive Officer
(principal executive officer)

Date: May 13, 2008	By:	/s/ EDWIN F. HEINEN
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)