Form 10-Q
period 2008-06-30
GLOWPOINT INC
filed 2008-08-14
CIK 746210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 0-25940

———————

GLOWPOINT, INC.

(Exact Name of registrant as Specified in its Charter)

———————

Delaware	77-0312442
(State or other Jurisdiction of\ Incorporation or Organization)	(I.R.S. Employer Number)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2008 was 46,549,673

GLOWPOINT, INC

INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited)
and December 31, 2007*

1

Condensed Consolidated Statements of Operations

2

Condensed Consolidated Statements of Stockholders’ Deficit

3

Condensed Consolidated Statements of Cash Flows

4

Notes To Condensed Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

28

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

*

The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 27, 2008.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GLOWPOINT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986	$2,312
Accounts receivable, net of allowance for doubtful accounts of $204 and $208, respectively	3,470	2,546
Prepaid expenses and other current assets	500	348
Total current assets	4,956	5,206
Property and equipment, net	2,726	2,692
Other assets	423	664
Total assets	$8,105	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,447	$1,575
Accrued expenses	857	1,427
Accrued sales taxes and regulatory fees	4,092	4,011
Senior Secured Notes, net of discount of $2,643 and $0, respectively	8,537	—
Senior Secured Notes held by Insider Purchasers – related parties, net of discount of $154 and $0, respectively	316	—
Derivative financial instruments	6,175	6,117
Customer deposits	639	713
Deferred revenue	341	330
Current portion of capital lease	144	125
Total current liabilities	23,548	14,298

Long term liabilities:
Senior Secured Notes, net of discount of $0 and $3,912, respectively	—	6,647
Senior Secured Notes held by Insider Purchasers - related parties, net of discount of $0 and $221, respectively	—	226
Capital lease, less current portion	156	233
Total long term liabilities	156	7,106
Total liabilities	23,704	21,404

Preferred stock, $10,000 par value; 1,500 shares authorized and redeemable; 475 Series C shares issued and outstanding recorded at fair value (stated value and liquidation value of $4,748)	4,330	4,330

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.0001 par value;150,000,000 shares authorized; 48,114,564 and 47,629,564 shares issued; 46,549,673 and 46,064,673 shares outstanding, respectively	5	5
Additional paid-in capital	162,793	162,300
Accumulated deficit	(181,344)	(178,094)
	(18,546)	(15,789)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(19,929)	(17,172)
Total liabilities and stockholders’ deficit	$8,105	$8,562

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	$12,491	$11,508	$6,492	$5,847
Cost of revenue	7,127	7,819	3,776	3,903
Gross margin	5,364	3,689	2,716	1,944

Operating expenses:
Research and development	504	354	266	177
Sales and marketing	1,906	1,499	1,027	846
General and administrative	3,792	4,275	1,898	2,354
Total operating expense	6,202	6,128	3,191	3,377
Loss from operations	(838)	(2,439)	(475)	(1,433)

Interest and other expense (income):
Interest expense, including $90, $0, $48 and $0, respectively, for Insider Purchasers	2,132	2,004	1,115	1,089
Interest income	(16)	(28)	(5)	(13)
Increase (decrease) in fair value of derivative financial instruments, including $3, $0, $(40) and $0, respectively, for Insider Purchasers	58	1,006	(1,398)	392
Amortization of deferred financing costs, including $24, $0, $12 and $0, respectively, for Insider Purchasers	238	261	125	131
Total interest and other expense, net	2,412	3,243	(163)	1,599
Net loss	(3,250)	(5,682)	(312)	(3,032)
Preferred stock dividends	—	(172)	—	(87)
Net loss attributable to common stockholders	$(3,250)	$(5,854)	$(312)	$(3,119)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.07)	$(0.13)	$(0.01)	$(0.07)

Weighted average number of common shares:
Basic and diluted	46,305	46,762	46,468	46,982

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2008

(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2008	47,630	$5	$162,300	$(178,094)	1,565	$(1,383)	$(17,172)
Net loss	—	—	—	(3,250)	—	—	(3,250)
Stock-based compensation – restricted stock to directors and officers	10	—	84	—	—	—	84
Stock-based compensation – options to employees	—	—	107	—	—	—	107
Stock-based compensation – options to directors and officers	—	—	99	—	—	—	99
Stock-based compensation –restricted stock to employees	150	—	3	—	—	—	3
Stock-based compensation –restricted stock for consulting services	—	—	21	—	—	—	21
Settlement of accrued 2007 management bonus with restricted stock	325	—	179	—	—	—	179
Balance at June 30, 2008	48,115	$5	$162,793	$(181,344)	1,565	$(1,383)	$(19,929)

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from Operating Activities:
Net loss	$(3,250)	$(5,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	647	779
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	58	1,006
Amortization of deferred financing costs	238	261
Accretion of discount on Senior Secured Notes	1,336	1,380
Beneficial conversion feature for Senior Secured Notes	—	94
Loss on disposal of equipment	—	8
Stock-based compensation	314	550
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(924)	36
Prepaid expenses and other current assets	(152)	(149)
Other assets	3	(176)
Accounts payable	872	618
Customer deposits	(74)	7
Accrued expenses, sales taxes and regulatory fees	334	403
Deferred revenue	11	(21)
Net cash used in operating activities	(587)	(886)

Cash flows from Investing Activities:
Purchases of property and equipment	(681)	(555)
Net cash used in investing activities	(681)	(555)

Cash flows from Financing Activities:
Capital lease payments	(58)	—
Net cash used in financing activities	(58)	—

Decrease in cash and cash equivalents	(1,326)	(1,441)
Cash and cash equivalents at beginning of period	2,312	2,153
Cash and cash equivalents at end of period	$986	$712

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$59	$2

Non-cash investing and financing activities:
Preferred stock dividends	$—	$172
Additional Senior Secured Notes issued as payment for interest	644	361
Settlement of accrued 2007 management bonus with restricted stock	179	—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

With the advent of telepresence, we have combined various components of our features and services into a comprehensive video network operations center support service (“VNOC Support Service”) offering that can support the telepresence systems manufactured by Cisco, Polycom, Tandberg and virtually all other telepresence solutions on the market today. Telepresence is a term to describe high quality, “true to life” meetings via video communications where participants feel as though they are all sitting in the same physical room even though they may be continents apart. This is accomplished with the use of multiple monitors, special furniture, and strategic camera placement and sound panels to create an immersive experience. We believe that the expensive equipment cost and customer expectations for telepresence demand that a managed service provider, such as Glowpoint, be involved to ensure that all telepresence rooms operate consistently and meetings occur reliably. Given the projected potential market size for these services in the next couple of years, we have focused more resources and time on, and accelerated certain expenses to support, our VNOC Support Service and related sales opportunities, which sales opportunities tend to be of a larger magnitude than our historical sales opportunities of managed video services.

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $3,250,000 for the six months ended June 30, 2008. At June 30, 2008, we had a working capital deficit of $18,592,000. We have $986,000 in cash and cash equivalents at June 30, 2008 and cash and cash equivalents used in operating activities of $587,000 for the six months ended June 30, 2008. Additionally, the Senior Secured Notes (see Note 6) which mature in March 2009 along with the recurring operating losses, negative operating cash flows and sales and use tax and regulatory fee liability raise substantial doubt as to our ability to continue as a going concern. Assuming we are able renegotiate or refinance the Senior Secured Notes and negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and we are able to achieve positive operating cash flows, we believe that our available capital as of June 30, 2008, will enable us to continue as a going concern through June 30, 2009. There can be no assurances, however, that we will be able to raise additional capital as needed or upon acceptable terms nor any assurances that

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

we will be able to renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2008 and for the six and three months ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the six and three months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 27, 2008 (the “Audited 2007 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2007 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation, amortization of deferred financing costs, fair value of financial instruments, derivative financial instruments and accrued sales taxes and regulatory fees. There have been no changes to our critical accounting policies in the six and three months ended June 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiary, GP Communications, LLC. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the condensed consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, regulatory fees and related penalties and interest, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, the fair value of derivative financial instruments and the valuation of our Series C convertible preferred stock, among others.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the six and three months ended June 30, 2008 and 2007, no impairment losses were indicated or recorded.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner and software development from a firm in which one of our other directors is the president. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the six and three months ended June 30, 2008, we incurred aggregate fees for these services of $82,000 and $49,000, respectively. For the six and three months ended June 30, 2007, we incurred aggregate fees for these services of $83,000 and $61,000, respectively.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company did not capitalize any software development costs for the six and three months ended June 30, 2008 and capitalized $126,000 and $53,000 of software development costs for the six and three months ended June 30, 2007, respectively. Software development costs of $188,000 are being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased. For the six and three months ended June 30, 2008, we amortized $48,000 and $24,000, respectively, to cost of revenues. For the six and three months ended June 30, 2007, we did not amortize any software development costs. As of June 30, 2008, there was $109,000 of unamortized capitalized software costs. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

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

The intrinsic value of options outstanding and exercisable at June 30, 2008 and 2007 was $61,000 and $78,000, respectively. There were no options exercised during the six and three months ended June 30, 2008.

The remaining unrecognized stock-based compensation expense at June 30, 2008 was $303,000 and will be amortized over a weighted average period of 1.26 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the six and three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.2%	4.7%	3.3%	4.7%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	95.1%	99.8%	95.6%	99.8%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.38	$0.43	$0.40	$0.43

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the six months ended June 30, 2008 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2008	4,213	$1.47	2,519	$2.06
Granted	362	0.52
Exercised	—	0.40
Expired	—	—
Forfeited	(75)	0.60
Options outstanding, June 30, 2008	4,500	$1.41	3,099	$1.79

At June 30, 2008, there was $5,000 of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2006 that are expected to be recognized in the 3rd quarter of 2008.

Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$10	$13	$5	$6
Research and development	12	28	6	12
Sales and marketing	35	22	16	15
General and administrative	149	211	79	158
	$206	$274	$106	$191

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2008 and 2007. No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of June 30, 2008, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2008	1,027	$0.54
Granted	485	0.55
Vested	(552)	0.55
Forfeited	—	—
Unvested restricted shares outstanding, June 30, 2008	960	$0.54

The Company has recorded $108,000 and $50,000 related to its restricted stock compensation in general and administrative expenses for the six and three months ended June 30, 2008, respectively. The Company has recorded $276,000 and $214,000 related to its restricted stock compensation in general and administrative expenses for the six and three months ended June 30, 2007, respectively. There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2008 and 2007, respectively. No compensation costs were capitalized as part of the cost of an asset.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 4 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six and three months ended June 30, 2008 and 2007 is the same as basic loss per share. Potential shares of common stock associated with 27,375,000 and 18,295,000 outstanding options and warrants, 4,748,000 and 0 shares issuable upon conversion of our Series C convertible preferred stock, 0 and 1,729,000 shares issuable upon the conversion of our Series B convertible preferred stock and 22,641,000 and 13,935,000 shares issuable upon conversion of the Senior Secured Notes as of June 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 5 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration. We accounted for the registration rights agreement as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133. The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability. We estimated the fair value of the derivative liability to be $1,174,000 and $1,200,000 as of June 30, 2008 and December 31, 2007, respectively. We recognized other income of $23,000 for the six and three months ended June 30, 2008. We recognized other income of $13,000 and $0 for the six and three months ended June 30, 2007, respectively.

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

Note 6 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our 10% Senior Secured Convertible Notes (the “Senior Secured Notes”) in private placements to private investors. The September 2007 private placement also included Insider Purchasers. Activity for the Senior Secured Notes and Senior Secured Notes discount during the six months ended June 30, 2008 and as of December 31, 2007 was as follows (in thousands):

	December 31, 2007	2008 Activity	June 30, 2008
Principal of Senior Secured Notes:
March 2006 private placement	$5,665	$—	$5,665
April 2006 private placement	515	—	515
September 2007 private placement	3,100	—	3,100
September 2007 private placement, Insider Purchasers	438	—	438
Senior Secured Notes issued as payment for interest	1,279	621	1,900
Senior Secured Notes issued as payment for interest, Insider Purchasers	9	23	32
	11,006	644	11,650
Discount:
Derivative financial instrument – Series A Warrants	(2,873)	—	(2,873)
Derivative financial instrument – Series A-2 Warrants	(4,484)	—	(4,484)
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	(250)	—	(250)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	(766)
	(8,373)	—	(8,373)
Accretion of discount	4,211	1,269	5,480
Accretion of discount, Insider Purchasers	29	67	96
	(4,133)	1,336	(2,797)
Senior Secured Notes, including those held by Insider Purchasers, net of discount	6,873	1,980	8,853
Less: Senior Secured Notes, Insider Purchasers, net of discount	226	90	316
Senior Secured Notes, net of discount	$6,647	$1,890	$8,537

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

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

similar transactions) for twenty (20) consecutive trading days. We have the option to pay the accrued interest for the Senior Secured Notes in cash or additional Senior Secured Notes. To date, all required interest payments have been made by issuing additional Senior Secured Notes.

During the six and three months ended June 30, 2008 the accretion of discount was $1,336,000 and $713,000, respectively. During the six and three months ended June 30, 2007 the accretion of discount was $1,380,000 and $752,000, respectively.

Financing Costs

The financing costs, net of accumulated amortization, which were included in the other assets in the accompanying balance sheets, were $397,000 and $635,000 as of June 30, 2008 and December 31, 2007, respectively. The financing costs for the March and April 2006 private placement were amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Senior Secured Notes. The financing costs for the September 2007 private placement and extension of the maturity date of the March and April 2006 private placement are being amortized over the 18 month period through March 31, 2009, the stated maturity date of the Senior Secured Notes. During the six and three months ended June 30, 2008 the amortization of financing costs, using the effective interest method over the term of the financing, was $238,000 and $125,000, respectively.  During the six and three months ended June 30, 2007 the amortization of financing costs, using the effective interest method over the term of the financing, was $261,000 and $131,000, respectively.

Accounting for Conversion Feature and Series A and A-2 Warrants Derivative Liabilities

Activity for derivative liabilities as of December 31, 2007 and during the six months ended and as of June 30, 2008 was as follows (in thousands):

	December 31, 2007	Increase (decrease) in Fair Value	June 30, 2008
(i) Derivative financial instrument – February 2004 capital raise	$1,200	$(26)	$1,174
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	457	9	466
(iii) Derivative financial instrument – Series A Warrants	1,758	34	1,792
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	1,008	15	1,023
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	142	3	145
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	1,552	23	1,575
	$6,117	$58	$6,175

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

The components of the increase (decrease) in the fair value of derivative financial instruments with changes in value recorded as other (income) expense for the six and three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
(i) Derivative financial instrument – February 2004 capital raise	$(26)	$(13)	$(26)	$—
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	9	—	(125)	—
(iii) Derivative financial instrument – Series A Warrants	34	1,019	(488)	392
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	15	—	(283)	—
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	3	—	(40)	—
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	23	—	(436)	—
	$58	$1,006	$(1,398)	$392

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

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

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

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the six months ended June 30, 2008. Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points beginning July 1, 2008. The following table sets forth the Adjusted EBITDA, for the six months ended June 30, 2008 and the three months ended March 31, 2008 (in thousands):

	Six Months Ended June 30,	Three Months Ended March 31,
Net loss before dividends	$(3,250)	$(2,938)

Adjustments:
Income taxes	—	—
Interest expense	796	394
Depreciation and amortization	647	331
Stock-based compensation	314	158
Extraordinary losses	—	—
Amortization of deferred financing costs	238	113
Costs of beneficial conversion features	—	—
Accretion of discount on Senior Secured Notes	1,336	623
Interest income	(16)	(11)
Extraordinary gains	—	—
Increase in fair value of derivative financial instruments	58	1,456
Adjusted EBITDA	$123	$126

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

Note 7 - Interest Expense

The components of interest expense for the six and three months ended June 30, 2008 and 2007 are presented below (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Accretion of discount on Senior Secured Notes	$1,269	$1,380	$677	$752
Accretion of discount on Senior Secured Notes, Insider Purchasers	67	—	36	—
Interest on Senior Secured Notes	624	374	316	207
Interest on Senior Secured Notes, Insider Purchasers	23	—	12	—
Beneficial conversion feature – Senior Secured Notes	—	94	—	53
Interest expense for sales and use taxes and regulatory fees	90	154	40	76
Other interest expense	59	2	34	1
	$2,132	$2,004	$1,115	$1,089

GLOWPOINT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

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

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing equipment purchased, Glowpoint provides the managed video services to make it work. In doing so, we offer a vast array of managed video services, including video application services, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. In order to address specific needs within an industry, such as broadcast/media content acquisition or retail call center environments, we have bundled some of our managed services to offer unique video communication solutions. We also wholesale some of our services to provide branding for manufacturers, telecommunications carriers, and integrators for resale.

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

According to some estimates, including market research by IDC and a published Cisco white paper, the projected potential market size for telepresence support services and network may exceed $1 billion by 2010 and perhaps reach as much as $3 billion by 2011. To seek a prominent place in this burgeoning industry and to garner market share, we have focused more resources and time on, and accelerated certain expenses to support, our VNOC Support Service and related sales opportunities.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six and three months ended June 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Commission as an exhibit to Form 10-K on March 27, 2008.

Results of Operations

The following table sets forth for the six and three months ended June 30, 2008 and 2007; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Six Months Ended June 30,		(Unaudited) Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.1	67.9	58.2	66.8
Gross margin	42.9	32.1	41.8	33.2

Operating expenses:
Research and development	4.0	3.1	4.1	3.0
Sales and marketing	15.3	13.0	15.8	14.5
General and administrative	30.4	37.1	29.3	40.3
Total operating expenses	49.7	53.2	49.2	57.8
Loss from operations	(6.8)	(21.1)	(7.4)	(24.6)
Interest and other expense (income):
Interest expense, including 0.7%, 0.0%, 0.7% and 0.0%, respectively, for Insider Purchasers	17.0	17.4	17.2	18.6
Amortization of deferred financing costs, including 0.2%, 0.0%, 0.2% and 0.0%, respectively, for Insider Purchasers	1.9	2.3	1.9	2.2
Increase (decrease) in fair value of derivative financial instruments, including 0.02%, 0.0%, (0.6)% and 0.0%, respectively, for Insider Purchasers	0.5	8.7	(21.5)	6.7
Interest income	(0.1)	(0.2)	(0.1)	(0.2)
Total interest and other expense, net	19.3	28.2	(2.5)	27.3
Net loss	(26.1)	(49.3)	(4.9)	(51.9)
Preferred stock dividends	—	(1.5)	—	(1.5)
Net loss attributable to common stockholders	(26.1)%	(50.8)%	(4.9)%	(53.4)%

Six Months Ended June 30, 2008 (the “2008 period”) Compared to Six Months Ended June 30, 2007 (the “2007 period”).

Revenue - Revenue increased $983,000, or 8.5%, in the 2008 period to $12,491,000 from $11,508,000 in the 2007 period. We have separated our revenue into Core Revenue and Non-core Revenue. Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them. Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan, but nonetheless generate revenue. These non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

 Our “Core Revenue” includes:

•

Subscription and related services, which includes VNOC Support Services (described above), a new revenue stream for 2008, represent about 68% of our total current revenue and is generally tied to contracts of 12 months or more;

•

Multi-point Bridging, which represents about 16% of our total current revenue and is a usage based service where we enable customers to have video meetings with multiple locations on the screen at one time;

•

Events and Professional Services, which represent about 5% of our total current revenue and is revenue derived from non-recurring services (e.g., the professional football draft event) or from providing professional services to develop custom solutions; and

Our “Non-core Revenue” includes:

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

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (1)	$8,637	$7,411	$1,226	16.5%

Non-subscription revenue
Bridging (2)	2,057	1,722	335	19.5%
Special events and professional services (3)	296	213	83	39.0%
	10,990	9,346	1,644	17.6%
Non-core revenue:
Integration services for a broadcast customer (4)	249	672	(423)	(62.9%)
ISDN resale revenue (5)	1,252	1,490	(238)	(16.0%)
	1,501	2,162	(661)	(30.6%)

Total revenue	$12,491	$11,508	$983	8.5%

 (1) The increased subscription and related revenue is caused by increases in installed subscription circuits, revenue per circuit and VNOC support services which started in the 2nd quarter of 2008.

(2) The increased bridging services revenue was a result of a concerted effort by the Company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

(3) The increased special events and professional services revenue was a result of new events and a development project for a potential VNOC customer.

(4) In the 2008 period the Company provided integration services on equipment required by a VNOC customer and in the 2007 period a broadcast customer as part of the implementation of their subscription agreements. Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a these customers and agreed to do so as a pass through service. Therefore all equipment integrated into the solution was billed to the customers at cost and the related costs are included in cost of revenue.

(5) We are actively considering alternatives with respect to our ISDN resale business whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg , Inc. (“Tandberg”), from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2007, approximately 44% of our resold ISDN revenues, or approximately $1,174,000, were from Tandberg, which was approximately 5.2% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has begun the process of transitioning its business from

Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2008 period decreased $692,000, or 8.9%, to $7,127,000 from $7,819,000 in the 2007 period. The primary components of this decrease were $407,000 from a reduction in integration services (discussed in the Revenue section above) and $115,000 of depreciation and amortization. These savings were partially offset by $155,000 of increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing.

Gross margin - Gross margin for the 2008 period increased by $1,675,000, or 45.4%, to $5,364,000 from $3,689,000 in the 2007 period. The savings discussed in Cost of Revenue section along with $325,000 of additional gross margin generated by elimination of network costs and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible caused our gross margin to increase to 42.9% in the 2008 period from 32.1% in the 2007 period. Excluding the customer integration transactions our gross margin percentage is 43.8% in the 2008 period and 33.3% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $150,000, or 42.4%, in the 2008 period to $504,000 from $354,000 in the 2007 period. This increase was primarily related to accelerating our VNOC Support Services and included contract employee cost increases of $60,000. In the 2008 and 2007 periods we capitalized $0 and $103,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs. The capitalization of these software development costs ceased in the third quarter of 2007. Research and development expense, as a percentage of revenue, was 4.0% for the 2008 period and 3.1% for the 2007 period.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased by $407,000, or 27.2%, in the 2008 period to $1,906,000 from $1,499,000 in the 2007 period. The primary components of the increase were $228,000 of salaries and benefits, $115,000 of travel and advertising and marketing expenses and $66,000 for agent commissions. Sales and marketing expense, as a percentage of revenue, was 15.3% for the 2008 period and 13.0% for the 2007 period.

General and administrative - General and administrative expenses decreased by $483,000, or 11.3%, in the 2008 period to $3,792,000 from $4,275,000 in the 2007 period. The primary components of this decrease were reductions of $331,000 in professional fees related to the restatements of the financial statements for the years ended December 31, 2004 and 2005, $192,000 in the amortization of stock-based deferred compensation, $145,000 in the accrual for sales taxes and regulatory fees and penalties and $117,000 for salaries and benefits. These decreases were partially reduced by increases of $85,000 of training and contract employee costs, incurred to prepare the Company for our VNOC Support Services, $67,000 for board of director fees and $58,000 for maintenance and repairs. In the 2008 and 2007 periods we capitalized $0 and $24,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs. General and administrative expense, as a percentage of revenue, was 30.4% in the 2008 period and 37.1% in the 2007 period.

Loss from operations - Loss from operations decreased by $1,601,000, or 65.6%, to $838,000 in the 2008 period from $2,439,000 in the 2007 period.

Other expense (income) - Other expense in the 2008 period of $2,412,000 principally reflects interest expense of $2,132,000 which is comprised of $1,336,000 for the accretion of the discount related to the Senior Secured Notes, $647,000 of accrued interest expense related to the Senior Secured Notes, $90,000 of interest related to sales and use taxes and regulatory fees and $59,000 of other interest. The $58,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to warrants issued in connection with the March and April 2006 and September 2007 private placements. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $238,000. Those expenses are partially offset by $16,000 of interest income. Other expense in the 2007 period of $3,243,000 principally reflects interest expense of $2,004,000 which is comprised of $1,380,000 for the accretion of the discount related to the Senior Secured Notes, $374,000 of accrued interest expense related to the Senior Secured Notes, $94,000 for the expensing of the beneficial conversion feature related to additional Senior Secured Notes, $154,000 of interest related to sales and use taxes and regulatory fees and $2,000 of other interest. The $1,006,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants and a decrease related to the February 2004 capital raise. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $261,000. Those expenses are partially offset by $28,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended June 30, 2008 and 2007. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $2,432,000, or 42.8%, to $3,250,000 in the 2008 period from $5,682,000 in the 2007 period.

Preferred stock dividends - We recognized preferred stock dividends of $0 for the 2008 period and $172,000 for the 2007 period. The elimination of preferred stock dividends in 2008 resulted from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $2,604,000, or 44.5% in the 2008 period to $3,250,000, or $0.07 per basic and diluted share from $5,854,000, or $0.13 per basic and diluted share, in the 2007 period.

Three Months Ended June 30, 2008 (the “2008 quarter”) Compared to Three Months Ended June 30, 2007 (the “2007 quarter”).

Revenue - Revenue increased $645,000, or 11.0%, in the 2008 quarter to $6,492,000 from $5,847,000 in the 2007 quarter. We have separated our revenue into Core Revenue and Non-core Revenue.

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (1)	$4,342	$3,803	$539	14.2%
Non-subscription revenue

Non-subscription revenue
Bridging (2)	1,051	836	215	25.7%
Special events and professional services	215	213	2	0.9%
	5,608	4,852	756	15.6%
Non-core revenue:
Integration services for a broadcast customer (3)	249	242	7	2.9%
ISDN resale revenue (4)	635	753	(118)	(15.7%)
	884	995	(111)	(11.2%)

Total revenue	$6,492	$5,847	$645	11.0%

 (1) The increased subscription and related revenue is caused by increases in installed subscription circuits, revenue per circuit and VNOC support services.

(2) The increased bridging services revenue was a result of a concerted effort by the company to grow revenue from bridging services and was facilitated by the hiring of a Product Manager who focused on the bridging business.

 (3) In the 2008 period the Company provided integration services on equipment required by a VNOC customer and in the 2007 period a broadcast customer as part of the implementation of their subscription agreements. Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a these customers and agreed to do so as a pass through service. Therefore all equipment integrated into the solution was billed to the customers at cost and the related costs are included in cost of revenue.

 (4) We are actively considering alternatives with respect to our ISDN resale business whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2007, approximately 44% of our resold ISDN revenues, or approximately $1,174,000, was from Tandberg, which was approximately 5.2% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has begun the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2008 quarter decreased $127,000, or 3.3%, to $3,776,000 from $3,903,000 in the 2007 quarter. The decrease was primarily related to $32,000 of depreciation and amortization.  These savings were partially offset by $102,000 of increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing and $27,000 of increased costs related to the integration services (discussed in the Revenue section above).

Gross margin - Gross margin for the 2008 quarter increased by $772,000, or 39.7%, to $2,716,000 from $1,944,000 in the 2007 quarter. The savings discussed in Cost of Revenue section caused along with $220,000 of additional gross margin generated by elimination of network costs and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible caused our gross margin to increase to 41.8% in the 2008 quarter from 33.2% in the 2007 quarter. Excluding the customer integration transactions our gross margin percentage is 43.5% in the 2008 quarter and 34.5% in the 2007 quarter. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $89,000, or 50.3% in the 2008 quarter to $266,000 from $177,000 in the 2007 quarter. This increase was primarily related to accelerating our VNOC Support Services and included contract employee cost increases of $45,000. In the 2008 and 2007 quarters we capitalized $0 and $46,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs. The capitalization of these software development costs ceased in the third quarter of 2007. Research and development expense, as a percentage of revenue, was 4.1% for the 2008 quarter and 3.0% for the 2007 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased by $181,000, or 21.4%, in the 2008 quarter to $1,027,000 from $846,000 in the 2007 quarter. The primary components of the increase were $46,000 of advertising and marketing, $43,000 for agent commissions, $84,000 of salaries and benefits and $34,000 of travel expenses. These increases were reduced by a $45,000 decrease in contract employees. Sales and marketing expense, as a percentage of revenue, was 15.8% for the 2008 quarter and 14.5% for the 2007 quarter.

General and administrative - General and administrative expenses decreased by $456,000, or 19.4%, in the 2008 quarter to $1,898,000 from $2,354,000 in the 2007 period. The primary components of this decrease were reductions of $280,000 in professional fees related to the restatements of the financial statements for the years ended December 31, 2004 and 2005, $292,000 in salaries and benefits and $74,000 reduction in the accrual for sales taxes and regulatory fees and penalties. These decreases were partially reduced by increases of $69,000 of training and contract employee costs, incurred to prepare the Company for our VNOC Support Services, $37,000 for board of director fees and $26,000 for maintenance and repairs. General and administrative expenses as a percentage of revenue were 29.3% in the 2008 quarter and 40.3% in the 2007 quarter.

Loss from operations - Loss from operations decreased by $958,000, or 66.9%, to $475,000 in the 2008 quarter from $1,433,000 in the 2007 quarter.

Other expense (income) - Other income in the 2008 quarter of $163,000 principally reflects interest expense of $1,115,000 which is comprised of $713,000 for the accretion of the discount related to the Senior Secured Notes, $328,000 of accrued interest expense related to the Senior Secured Notes, $40,000 of interest related to sales and use taxes and regulatory fees and $34,000 of other interest. The $1,398,000 net decrease in fair value of derivative financial instruments was comprised of decreases in the fair value of derivative financial instruments related to warrants issued in connection with the March and April 2006 and September 2007 private placements and the February 2004 capital raise. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $125,000. Those expenses are partially offset by $5,000 of interest income. Other expense in the 2007 quarter of $1,599,000 principally reflects interest expense of $1,089,000 which is comprised of $752,000 for the accretion of the discount related to the Senior Secured Notes, $207,000 of accrued interest expense related to the Senior Secured Notes, $53,000 for the expensing of the beneficial conversion feature related to additional Senior Secured Notes, $76,000 of interest related to sales and use taxes and regulatory fees and $1,000 of other interest. The $392,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $131,000. Those expenses are partially offset by $13,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended June 30, 2008 and 2007. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $2,720,000, or 89.7%, to $312,000 in the 2008 quarter from $3,032,000 in the 2007 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $0 for the 2008 quarter and $87,000 for the 2007 quarter. The elimination of preferred stock dividends in 2008 resulted from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $2,807,000, or 90.0% in the 2008 quarter to $312,000, or $0.01 per basic and diluted share from $3,119,000, or $0.07 per basic and diluted share, in the 2007 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $3,250,000 for the six months ended June 30, 2008. At June 30, 2008, we had a working capital deficit of $18,592,000. We have $986,000 in cash and cash equivalents at June 30, 2008 and cash and cash equivalents used in operating activities of $587,000 for the six months ended June 30, 2008.  Additionally, the Senior Secured Notes (see Note 6) which mature in March 2009 along with the recurring operating losses, negative operating cash flows and sales and use tax and regulatory fee liability raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to renegotiate or refinance the Senior Secured Notes and negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and we are able to achieve positive operating cash flows, we believe that our available capital as of June 30, 2008, will enable us to continue as a going concern through June 30, 2009. There can be no assurances, however, that we will be able to raise additional capital as needed or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash used by operating activities was $587,000 for the 2008 period. The cash components provided by operations were $1,206,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees, $11,000 for an increase in deferred revenue and $3,000 for an increase in other assets. These sources of cash were partially offset by $924,000 for an increase in accounts receivable, $152,000 for an increase in prepaid expenses and other current assets and $74,000 for a decrease in customer deposits.

During the period ended June 30, 2008, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2008 period for the purchase of property, equipment and leasehold improvements was $681,000. We anticipate capital expenditures in 2008 to be at a similar level as 2007.

In connection with the Senior Secured Notes (see Note 6) if the Company does not achieve the minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the six months ended June 30, 2008. Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points beginning July 1, 2008.

Commitments and Contingencies

During the three months ended June 30, 2008, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 27, 2008. The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Derivative liabilities	$6,175	$6,175	$	─	$	─	$	─
Senior Secured Notes	11,650	11,650		─		─		─
Operating lease obligations	661	395		266		─		─
Commercial commitments	2,698	2,531		167		─		─
Total	$21,184	$20,751		$433	$	─	$	─

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We have certain derivative financial instruments related to the 2004 Financing and the Placement Agent, Series A and Series A-2 warrants issued in connection with the March and April 2006 and September 2007 private placements (collectively, the “2006/2007 Warrants”). The derivative financial instruments are revalued each period, which causes fluctuations in our results from operations. As a result of this volatility, the Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.50 on June 30, 2008 had been increased or decreased by $0.25.

The following table shows the effect of those common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the condensed consolidated statement of operations as of June 30, 2008.

		Proforma Information
	As Reported June 30, 2008	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.50	$0.25	$0.75

Condensed Consolidated Balance Sheet:
Derivative financial instrument –2004 Financing	$1,174	$1,174	$1,174

2006/2007 Warrants:
Derivative financial instrument – Placement Agent Warrants	466	187	771
Derivative financial instrument – Series A Warrants	1,792	677	3,052
Derivative financial instrument – Series A-2 Warrants	2,598	1,061	4,271
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	145	59	238
Derivative financial instruments – 2006/2007 Warrants	5,001	1,984	8,332
Derivative financial instruments	$6,175	$3,158	$9,506

Change in fair value of derivative financial instruments	$-	$(3,017)	$3,331

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$58	$(2,959)	$3,389

Net loss attributable to common stockholders	$(3,250)	$(233)	$(6,581)

The derivative financial instrument related to the 2004 Financing is not affected by changes in the Company’s common stock price but is affected by the number of shares of common stock currently held by the original investors in the 2004 Financing. Had 74,000 shares, which are 10% of the shares currently held by the original investors, been sold as of June 30, 2008, then the fair value of the related derivative financial instrument would have been reduced by $49,000 and we would have recognized that amount as income in the condensed consolidated statement of operations.

The 2006/2007 Warrants require that we deliver, under certain circumstances, shares registered pursuant to the Securities Act of 1934. Management determined that certain events or actions necessary to satisfy the requirement to deliver registered shares are not controlled by the Company. These events which are outside the control of the Company are what give rise to the derivative liability. For example, if the Company is sold to or merged with a non-public company, some or all of the purchase price may include the stock of the non-public company. In such an instance, the holders of the 2006/2007 Warrants are entitled to a cash payment, calculated in accordance with the terms of the 2006/2007 Warrants. Additionally, if the purchase price is less than the warrant strike price of the 2006/2007 Warrants, we are required to make a cash payment to the 2006/2007 Warrant holders, which also causes a derivative liability.

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

Solely for purposes of illustration, if the Company were sold for $0.75 per share and that purchase price was paid in cash or the securities of a public company, the Aggregate Derivative Liability for the 2006/2007 Warrants of $8,332,000 (see first table in this “Quantitative and Qualitative Disclosures about Market Risk” section) would not be paid, but would be credited to equity.

The derivative liability related to the February 2004 Financing is not affected by a sale, merger of other transaction.

Senior Secured Notes – Adjusted EBITDA Requirements

In connection with the Senior Secured Notes (see Note 6) if the Company does not achieve the minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date. Failure to maintain the minimum Adjusted EBITDA however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements. The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the six months ended June 30, 2008. Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points beginning July 1, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOWPOINT, INC. Registrant

Date: August 14, 2008	By:	/s/ MICHAEL BRANDOFINO
Michael Brandofino, Chief Executive Officer (principal executive officer)

Date: August 14, 2008	By:	/s/ EDWIN F. HEINEN
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)