Form 10-Q
period 2008-09-30
GLOWPOINT INC
filed 2008-11-12
CIK 746210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008.
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-25940

———————

GLOWPOINT, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	77-0312442
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

225 Long Avenue, Hillside, New Jersey 07205

(Address of Principal Executive Office) (Zip Code)

312-235-3888

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of November 12, 2008 was 46,549,673.

GLOWPOINT, INC

Index

Page

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets At September 30, 2008 (Unaudited)
And December 31, 2007*

1

Condensed Consolidated Statements Of Operations For The Nine And
Three Months Ended September 30, 2008 And 2007

2

Condensed Consolidated Statements Of
Stockholders’ Deficit For Nine And Three Months Ended September 30, 2008

3

Condensed Consolidated Statements Of Cash Flows For The Nine Months
Ended September 30, 2008 And 2007

4

Notes To Condensed Consolidated Financial Statements

6

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

18

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.        Controls and Procedures

29

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

30

Item 1A.     Risk Factors

30

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.         Defaults upon Senior Securities

30

Item 4.         Submission of Matters to a Vote of Security Holders

30

Item 5.        Other Information

30

Item 6.        Exhibits

30

Signatures

31

Certifications

32

*

The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 27, 2008.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,715	$2,312
Accounts receivable, net of allowance for doubtful accounts of $181 and $208, respectively	2,903	2,546
Prepaid expenses and other current assets	366	348
Total current assets	4,984	5,206
Property and equipment, net	2,563	2,692
Other assets	293	664
Total assets	$7,840	$8,562
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,868	$1,575
Accrued expenses	873	1,427
Accrued sales taxes and regulatory fees	4,208	4,011
Senior Secured Notes, net of discount of $1,865 and $0, respectively	9,679	—
Senior Secured Notes held by Insider Purchasers - related parties, net of discount of $110 and $0, respectively	372	––
Derivative financial instruments	5,964	6,117
Customer deposits	599	713
Deferred revenue	340	330
Current portion of capital lease	151	125
Total current liabilities	25,054	14,298
Long term liabilities:
Senior Secured Notes, net of discount of $0 and $3,912, respectively	—	6,647
Senior Secured Notes held by Insider Purchasers - related parties, net of discount of $0 and $221, respectively	—	226
Capital lease, less current portion	116	233
Total long term liabilities	116	7,106
Total liabilities	25,170	21,404
Preferred stock, $10,000 par value; 1,500 shares authorized and redeemable; 475 Series C shares issued and outstanding recorded at fair value (stated value and liquidation value of $4,748)	4,330	4,330
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.0001 par value;150,000,000 shares authorized; 48,114,564 and 47,629,564 shares issued; 46,549,673 and 46,064,673 shares outstanding, respectively	5	5
Additional paid-in capital	162,915	162,300
Accumulated deficit	(183,197)	(178,094)
	(20,277)	(15,789)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(21,660)	(17,172)
Total liabilities and stockholders’ deficit	$7,840	$8,562

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenue	$18,557	$17,311	$6,066	$5,803
Cost of revenue	10,757	11,751	3,630	3,932
Gross margin	7,800	5,560	2,436	1,871

Operating expenses:
Research and development	775	570	271	216
Sales and marketing	2,717	2,230	811	731
General and administrative	5,789	6,082	1,998	1,807
Total operating expense	9,281	8,882	3,080	2,754
Loss from operations	(1,481)	(3,322)	(644)	(883)

Interest and other expense (income):
Interest expense, including $111, $224, $44 and $224, respectively, for Insider Purchasers	3,425	5,139	1,293	3,135
Interest income	(18)	(35)	(3)	(7)
Increase (decrease) in fair value of derivative financial instruments, including $0 for Insider Purchasers	(153)	3,513	(211)	2,507
Amortization of deferred financing costs, including $37, $1, $13 and $1, respectively, for Insider Purchasers	368	404	130	143
Total interest and other expense, net	3,622	9,021	1,209	5,778
Net loss	(5,103)	(12,343)	(1,853)	(6,661)
Gain on redemption of preferred stock		799	—	799
Preferred stock dividends		(252)	—	(80)
Net loss attributable to common stockholders	$(5,103)	$(11,796)	$(1,853)	$(5,942)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.25)	$(0.04)	$(0.13)

Weighted average number of common shares:
Basic and diluted	46,387	46,968	46,550	47,369

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2008

(In thousands)

(Unaudited)

	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2008	47,630	$5	$162,300	$(178,094)	1,565	$(1,383)	$(17,172)
Net loss	—	—	—	(5,103)	—	—	(5,103)
Stock-based compensation – restricted stock to directors and officers	10	—	128	—	—	—	128
Stock-based compensation – options to employees	—	—	157	—	—	—	157
Stock-based compensation – options to directors and officers	—	—	120	—	—	—	120
Stock-based compensation –restricted stock to employees	150	—	10	—	—	—	10
Stock-based compensation –restricted stock for consulting services	—	—	21	—	—	—	21
Settlement of accrued 2007 management bonus with restricted stock	325	—	179	—	—	—	179
Balance at September 30, 2008	48,115	$5	$162,915	$(183,197)	1,565	$(1,383)	$(21,660)

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from Operating Activities:
Net loss	$(5,103)	$(12,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	959	1,121
Other (income) expense recognized for the increase in the estimated fair value of the derivative financial instruments	(153)	3,513
Amortization of deferred financing costs	368	404
Accretion of discount on Senior Secured Notes	2,158	2,332
Beneficial conversion feature for Senior Secured Notes	––	1,976
Loss on disposal of equipment	17	10
Stock-based compensation	436	714
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(357)	(176)
Prepaid expenses and other current assets	(18)	(63)
Other assets	3	—
Accounts payable	1,293	(137)
Customer deposits	(114)	619
Accrued expenses, sales taxes and regulatory fees	842	602
Deferred revenue	10	63
Net cash provided by (used in) operating activities	341	(1,365)

Cash flows from Investing Activities:
Purchases of property and equipment	(847)	(906)
Net cash used in investing activities	(847)	(906)

Cash flows from Financing Activities:
Capital lease payments	(91)	—
Proceeds from issuance of Senior Secured Notes, including $400 from Insider Purchasers, net of financing costs of $308	—	3,230
Costs incurred in extension of maturity date of Senior Secured Notes and Series C Convertible Preferred Stock exchange	—	(83)
Net cash (used in) provided by financing activities	(91)	3,147

(Decrease) increase in cash and cash equivalents	(597)	876
Cash and cash equivalents at beginning of period	2,312	2,153
Cash and cash equivalents at end of period	$1,715	$3,029

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$91	$3

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Non-cash investing and financing activities:
Preferred stock dividends	$—	$252
Gain on redemption of preferred stock	—	799
Additional Senior Secured Notes issued as payment for interest	1,020	575
Deferred financing costs for Senior Secured Notes incurred by issuance of placement agent warrants	—	332
Deferred financing costs for extension of maturity date of Senior Secured Notes incurred by issuance of financial advisory warrants	—	86
Settlement of accrued 2007 management bonus with restricted stock	179	—
Treasury stock received in connection with Series C Convertible Preferred Stock exchange	—	1,143

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $5,103,000 for the nine months ended September 30, 2008.  At September 30, 2008, we had a working capital deficit of $20,070,000.  We have $1,715,000 in cash and cash equivalents at September 30, 2008 and cash and cash equivalents provided by operating activities of $341,000 for the nine months ended September 30, 2008.   Additionally, the Senior Secured Notes (see Note 6) which mature in March 2009 along with the recurring operating losses, negative operating cash flows and sales and use tax and regulatory fee liability raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to renegotiate or refinance the Senior Secured Notes and negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and we are able to continually achieve positive operating cash flows, we believe that our available capital as of September 30, 2008, will enable us to continue as a going concern through September 30, 2009.  We have initiated discussions with the holders of the Senior Secured Notes to identify terms for the extension of the maturity date beyond March 2009 and/or the conversion of the Senior Secured Notes into a new equity security.  Additionally, we have initiated efforts to raise additional capital with the sale of additional shares of the new equity security. There can be no assurances, however, that we will be able to raise additional capital as needed or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of September 30, 2008 and for the nine and three months ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the nine and three months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  The results for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 27, 2008 (the “Audited 2007 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2007 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation, amortization of deferred financing costs, fair value of financial instruments, derivative financial instruments and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the nine and three months ended September 30, 2008.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the nine and three months ended September 30, 2008 and 2007, no impairment losses were indicated or recorded.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner and software development from a firm in which one of our other directors is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties.  For the nine and three months ended September 30, 2008, we incurred aggregate fees for these services of $153,000 and $72,000, respectively.  For the nine and three months ended September 30, 2007, we incurred aggregate fees for these services of $141,000 and $58,000, respectively.

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. The Company did not capitalize any software development costs for the nine and three months ended September 30, 2008 and capitalized $139,000 and $14,000 of software development costs for the nine and three months ended September 30, 2007, respectively.  Software development costs of $188,000 are being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased. For the nine and three months ended September 30, 2008, we amortized $72,000 and $24,000 respectively, to cost of revenues.  For the nine and three months ended September 30, 2007, we amortized $8,000 of software development costs, to the cost of revenues.  As of September 30, 2008, there was $86,000 of unamortized capitalized software costs. The Company did not capitalize any costs related to the purchase of software and related technologies and content.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141 (R) is effective the first annual reporting period beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this Statement did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

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

The intrinsic value of options outstanding and exercisable at September 30, 2008 and 2007 was $61,000 and $78,000, respectively.  There were no options exercised during the nine and three months ended September 30, 2008.

The remaining unrecognized stock-based compensation expense at September 30, 2008 was $270,000 and will be amortized over a weighted average period of 1.17 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	3.2%	4.7%	3.0%	4.4%
Expected option lives	5 Years	5 Years	5 Years	5 Year
Expected volatility	95.4%	99.5%	96.2%	95.4%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.39	$0.43	$0.40	$0.44

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the nine months ended September 30, 2008 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2008	4,213	$1.47	2,519	$2.06
Granted	485	0.52
Exercised	—	—
Expired	—	—
Forfeited	(107)	0.60
Options outstanding, September 30, 2008	4,591	$1.39	3,232	$1.75

Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$15	$16	$5	$3
Research and development	17	36	5	8
Sales and marketing	51	36	16	14
General and administrative	194	288	45	77
	$277	$376	$71	$102

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2008 and 2007.  No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of September 30, 2008, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2008	1,027	$0.54
Granted	485	0.55
Vested	(552)	0.55
Forfeited	—	—
Unvested restricted shares outstanding, September 30, 2008	960	$0.54

Restricted stock compensation expense is allocated as follows for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
General and administrative	$156	$338	$48	$62
Sales and marketing	3	—	2	—
	$159	$338	$50	$62

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2008 and 2007, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine and three months ended September 30, 2008 and 2007 is the same as basic loss per share. Potential shares of common stock associated with 27,466,000 and 27,389,000 outstanding options and warrants, 4,748,000 and 4,748,000 shares issuable upon conversion of our Series C convertible preferred stock, 24,052,000 and 21,438,000 shares issuable upon conversion of the Senior Secured Notes as of September 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Note 5 - Stockholders’ Deficit

In February 2004, we raised net proceeds of $12,480,000 in a private placement of 6,100,000 shares of our common stock at $2.25 per share. The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration.  We accounted for the registration rights agreement as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133.  The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.  Approximately $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability.  We estimated the fair value of the derivative liability to be $1,116,000 and $1,200,000 as of September 30, 2008 and December 31, 2007, respectively.  We recognized other income of $84,000 and $58,000 for the nine and three months ended September 30, 2008.  We recognized other income of $30,000 and $17,000 for the nine and three months ended September 30, 2007, respectively.

Note 6 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our 10% Senior Secured Convertible Notes (the “Senior Secured Notes”) in private placements to private investors. The September 2007 private placement also included Insider Purchasers.  Activity for the Senior Secured Notes and Senior Secured Notes discount during the nine months ended September 30, 2008 and as of December 31, 2007 was as follows (in thousands):

	December 31, 2007	2008 Activity	September 30, 2008
Principal of Senior Secured Notes:
March 2006 private placement	$5,665	$—	$5,665
April 2006 private placement	515	—	515
September 2007 private placement	3,100	—	3,100
September 2007 private placement, Insider Purchasers	438	—	438
Senior Secured Notes issued as payment for interest	1,279	985	2,264
Senior Secured Notes issued as payment for interest, Insider Purchasers	9	35	44
	11,006	1,020	12,026
Discount:
Derivative financial instrument – Series A Warrants	(2,873)	—	(2,873)
Derivative financial instrument – Series A-2 Warrants	(4,484)	—	(4,484)
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	(250)	—	(250)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	(766)
	(8,373)	—	(8,373)
Accretion of discount	4,211	2,047	6,258
Accretion of discount, Insider Purchasers	29	111	140
	(4,133)	2,158	(1,975)
Senior Secured Notes, including those held by Insider Purchasers, net of discount	6,873	3,178	10,051
Less: Senior Secured Notes, Insider Purchasers, net of discount	226	146	372
Senior Secured Notes, net of discount	$6,647	$3,032	$9,679

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

During the nine and three months ended September 30, 2008 the accretion of discount was $2,158,000 and $822,000, respectively.  During the nine and three months ended September 30, 2007 the accretion of discount was $2,332,000 and $952,000, respectively.

Financing Costs

The financing costs, net of accumulated amortization, which were included in the other assets in the accompanying balance sheets, were $268,000 and $635,000 as of September 30, 2008 and December 31, 2007, respectively.  The financing costs for the March and April 2006 private placement were amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Senior Secured Notes. The financing costs for the September 2007 private placement and extension of the maturity date of the March and April 2006 private placement are being amortized over the 18 month period through March 31, 2009, the stated maturity date of the Senior Secured Notes.  During the nine and three months ended September 30, 2008 the amortization of financing costs, using the effective interest method over the term of the financing, was $368,000  and $130,000, respectively.   During the nine and three months ended September 30, 2007 the amortization of financing costs, using the effective interest method over the term of the financing, was $404,000 and $143,000,  respectively.

Accounting for Conversion Feature and Series A and A-2 Warrants Derivative Liabilities

Activity for derivative liabilities as of December 31, 2007 and during the nine months ended and as of September 30, 2008 was as follows (in thousands):

	December 31, 2007	Increase (decrease) in Fair Value	September 30, 2008
(i) Derivative financial instrument – February 2004 capital raise	$1,200	$(84)	$1,116
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	457	(4)	453
(iii) Derivative financial instrument – Series A Warrants	1,758	(50)	1,708
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	1,008	(6)	1,002
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	142	—	142
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	1,552	(9)	1,543
Long term derivative financial instruments	$6,117	$(153)	$5,964

The components of the increase (decrease) in the fair value of derivative financial instruments with changes in value recorded as other (income) expense for the nine and three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine Months Ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
(i) Derivative financial instrument – February 2004 capital raise	$(84)	$(30)	$(58)	$(17)
(ii) Derivative financial instrument – Placement agent and financial advisory warrants	(4)	—	(13)	—
(iii) Derivative financial instrument – Series A Warrants	(50)	1,780	(84)	761
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement	(6)	3	(21)	3
(iv) Derivative financial instrument – Series A-2 Warrants, September 2007 private placement, Insider Purchasers	—	—	(3)	—
(v) Derivative financial instrument – Series A-2 Warrants, issued in connection with Senior Secured Notes Extension	(9)	3	(32)	3
(vi) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	—	1,757	—	1,757
(vi) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	—	—	—	—
	$(153)	$3,513	$(211)	$2,507

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

(vi)  We initially accounted for the convertibility of the Senior Secured Notes into common stock at a conversion rate of $0.50 per share as a derivative liability subject to SFAS No. 133. Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Senior Secured Notes, under certain circumstances. Accordingly, the Company accounted for the beneficial conversion feature as a derivative liability. The estimated fair value of the derivative liability is based on the prepayment amount that would be owed to a Senior Secured Notes holder if payment is required. The prepayment amount is the greater of (i) 125% of the value of the Senior Secured Notes and accrued interest and (ii) the value if the Senior Secured Notes and accrued interest converted into common stock at $0.50 per share and then multiplied by the then current stock price. Since the Senior Secured Notes are convertible at the issuance date, an expense related to the derivative liability is recognized on that date.

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

The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the nine months ended September 30, 2008 and the six months ended June 30, 2008.  Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points beginning July 1, 2008 and an additional 200 basis points on October 1, 2008.  The following table sets forth the Adjusted EBITDA, for the nine months ended September 30, 2008, the six months ended June 30, 2008 and the three months ended March 31, 2008 (in thousands):

	Nine Months Ended September 30,	Six Months Ended June 30,	Three Months Ended March 31,
Net loss before dividends	$(5,103)	$(3,250)	$(2,938)

Adjustments:
Income taxes	—	—	—
Interest expense	1,267	796	394
Depreciation and amortization	959	647	331
Stock-based compensation	436	314	158
Extraordinary losses	—	—	—
Amortization of deferred financing costs	368	238	113
Costs of beneficial conversion features	—	—	—
Accretion of discount on Senior Secured Notes	2,158	1,336	623
Interest income	(18)	(16)	(11)
Extraordinary gains	—	—	—
Increase (decrease) in fair value of derivative financial instruments	(153)	58	1,456
Adjusted EBITDA	$(86)	$123	$126

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

Note 7 - Interest Expense

The components of interest expense for the nine and three months ended September 30, 2008 and 2007 are presented below (in thousands):

	Nine Months Ended September 30,		Three Months ended September 30,
	2008	2007	2008	2007
Accretion of discount on Senior Secured Notes	$2,047	$2,329	$778	$949
Accretion of discount on Senior Secured Notes, Insider Purchasers	111	3	44	3
Interest on Senior Secured Notes	1,013	599	389	225
Interest on Senior Secured Notes, Insider Purchasers	35	1	12	1
Beneficial conversion feature – Senior Secured Notes	—	1,755	—	1,661
Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	—	220	—	220
Interest expense for sales and use taxes and regulatory fees	128	229	38	75
Other interest expense	91	3	32	1
	$3,425	$5,139	$1,293	$3,135

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

Glowpoint’s managed video services involve two major components, the Glowpoint video applications services (including, without limitation, VNOC Support Services) and the Glowpoint network services. The video application services are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport. The Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QoS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. Glowpoint’s reach spans the globe; with 11 points of presence (POPs) in hardened facilities and unlimited peering capability to cost effectively deliver Glowpoint services to customers in virtually any region in the world. A unique feature of the Glowpoint network is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities, which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the Internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine and three months ended September 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Commission as an exhibit to Form 10-K on March 27, 2008.

Results of Operations

The following table sets forth for the nine and three months ended September 30, 2008 and 2007; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Nine Months Ended September 30,		(Unaudited) Three Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.0	67.9	59.8	67.8
Gross margin	42.0	32.1	40.2	32.2

Operating expenses:
Research and development	4.2	3.3	4.5	3.7
Sales and marketing	14.6	12.9	13.4	12.6
General and administrative	31.2	35.1	32.9	31.2
Total operating expenses	50.0	51.3	50.8	47.5
Loss from operations	(8.0)	(19.2)	(10.6)	(15.3)
Interest and other expense (income):
Interest expense, including 0.6%, 1.3%, 0.7% and 3.8%, respectively, for Insider Purchasers	18.4	29.7	21.3	54.0
Interest income	(0.1)	(0.2)	—	(0.1)
Increase (decrease) in fair value of derivative financial instruments, including 0.0% for Insider Purchasers	(0.8)	20.3	(3.5)	43.2
Amortization of deferred financing costs, including 0.2%, 0.0%, 0.2% and 0.0%, respectively, for Insider Purchasers	2.0	2.3	2.1	2.5
Total interest and other expense, net	19.5	52.1	19.9	99.6
Net loss	(27.5)	(71.3)	(30.5)	(114.9)
Gain on redemption of preferred stock	—	4.6	—	13.8
Preferred stock dividends	—	(1.5)	—	(1.4)
Net loss attributable to common stockholders	(27.5)%	(68.2)%	(30.5)%	(102.5)%

Nine Months Ended September 30, 2008 (the “2008 period”) Compared to Nine Months Ended September 30, 2007 (the “2007 period”).

Revenue - Revenue increased $1,246,000, or 7.2%, in the 2008 period to $18,557,000 from $17,311,000 in the 2007 period.  We have separated our revenue into Core Revenue and Non-core Revenue.  Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan, but nonetheless generate revenue.  These non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

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

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (1)	$12,923	$11,353	$1,570	13.8%

Non-subscription revenue
Bridging (2)	2,948	2,496	452	18.1%
Special events and professional services (3)	528	395	133	33.7%
	16,399	14,244	2,155	15.1%
Non-core revenue:
Integration services for a broadcast customer (4)	350	973	(623)	(64.0%)
ISDN resale revenue (5)	1,808	2,094	(286)	(13.7%)
	2,158	3,067	(909)	(29.6%)

Total revenue	$18,557	$17,311	$1,246	7.2%

———————

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

(4)  In the 2008 period the Company provided integration services on equipment required by a VNOC customer and a broadcast customer and in the 2007 period a broadcast customer as part of the implementation of their subscription agreements.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of a these customers and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to the customers at cost and the related costs are included in cost of revenue.

(5)  We are actively considering alternatives with respect to our ISDN resale business whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, Inc. (“Tandberg”), from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2007, approximately 44% of our resold ISDN revenues, or approximately $1,174,000, were from Tandberg, which was approximately 5.2% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has begun the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2008 period decreased $994,000, or 8.5%, to $10,757,000 from $11,751,000 in the 2007 period.  The primary components of this decrease were $614,000 from a reduction in integration services (discussed in the Revenue section above) and $151,000 of depreciation and amortization.  These savings were partially offset by $262,000 of increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing.

Gross margin - Gross margin for the 2008 period increased by $2,240,000, or 40.3%, to $7,800,000 from $5,560,000 in the 2007 period.  The savings discussed in Cost of Revenue section along with $503,000 of additional gross margin generated by elimination of network costs and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible caused our gross margin to increase to 42.0% in the 2008 period from 32.1% in the 2007 period.  Excluding the customer integration transactions our gross margin percentage is 42.6% in the 2008 period and 33.7% in the 2007 period. The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $205,000, or 36.0%, in the 2008 period to $775,000 from $570,000 in the 2007 period.  This increase was primarily related to accelerating our VNOC Support Services and included contract employee cost increases of $83,000.  In the 2008 and 2007 periods we capitalized $0 and $117,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs.  The capitalization of these software development costs ceased in the third quarter of 2007.  Research and development expense, as a percentage of revenue, was 4.2% for the 2008 period and 3.3% for the 2007 period.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased by $487,000, or 21.8%, in the 2008 period to $2,717,000 from $2,230,000 in the 2007 period.  The primary components of the increase were $217,000 of salaries and benefits, $130,000 for agent commissions and $128,000 of travel and advertising and marketing expenses. Sales and marketing expense, as a percentage of revenue, was 14.6% for the 2008 period and 12.9% for the 2007 period.

General and administrative - General and administrative expenses decreased by $293,000, or 4.8%, in the 2008 period to $5,789,000 from $6,082,000 in the 2007 period.  The primary components of this decrease were reductions of $273,000 in professional fees related to the restatements of the financial statements for the years ended December 31, 2004 and 2005, $190,000 in the amortization of stock-based deferred compensation, $171,000 in the accrual for sales taxes and regulatory fees and penalties, $86,000 for salaries and benefits and $31,000 for SEC filing fees.  These decreases were partially reduced by increases of $254,000 of training and contract employee costs, incurred to prepare the Company for our VNOC Support Services, $78,000 for maintenance and repairs, $64,000 for bad debts, $40,000 for travel and entertainment and $38,000 for board of director fees.  In the 2008 and 2007 periods we capitalized $0 and $24,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs.  General and administrative expense, as a percentage of revenue, was 31.2% in the 2008 period and 35.1% in the 2007 period.

Loss from operations - Loss from operations decreased by $1,841,000, or 55.4%, to $1,481,000 in the 2008 period from $3,322,000 in the 2007 period.

Other expense (income) - Other expense in the 2008 period of $3,622,000 principally reflects interest expense of $3,425,000 which is comprised of $2,158,000 for the accretion of the discount related to the Senior Secured Notes, $1,048,000 of accrued interest expense related to the Senior Secured Notes, $128,000 of interest related to sales and use taxes and regulatory fees and $91,000 of other interest. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $368,000.  Those expenses are partially offset by the $153,000 net decrease in fair value of derivative financial instruments which was comprised of a decrease in the fair value of derivative financial instruments related to warrants issued in connection with the March and April 2006 and September 2007 private placements and $18,000 of interest income.  Other expense in the 2007 period of $9,021,000 principally reflects interest expense of $5,139,000 which is comprised of $2,332,000 for the accretion of the discount related to the Senior Secured Notes, $600,000 of accrued interest expense related to the Senior Secured Notes, $1,975,000 for the expensing of the beneficial conversion feature related to additional Senior Secured Notes, $229,000 of interest related to sales and use taxes and regulatory fees and $3,000 of other interest.  The $3,513,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants and a decrease related to the February 2004 capital raise.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $404,000.  Those expenses are partially offset by $35,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended September 30, 2008 and 2007.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $7,240,000, or 58.7%, to $5,103,000 in the 2008 period from $12,343,000 in the 2007 period.

Gain on redemption of preferred stock – As a result of the Preferred Stock Exchange in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value in the 2007 period.

Preferred stock dividends - We recognized preferred stock dividends of $0 for the 2008 period and $252,000 for the 2007 period. The elimination of preferred stock dividends in 2008 resulted from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $6,693,000, or 56.7% in the 2008 period to $5,103,000, or $0.11 per basic and diluted share from $11,796,000, or $0.25 per basic and diluted share, in the 2007 period.

Three Months Ended September 30, 2008 (the “2008 quarter”) Compared to Three Months Ended September 30, 2007 (the “2007 quarter”).

Revenue - Revenue increased $263,000, or 4.5%, in the 2008 quarter to $6,066,000 from $5,803,000 in the 2007 quarter.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (1)	$4,332	$3,875	$457	11.8%

Non-subscription revenue
Bridging (2)	891	774	117	15.1%
Special events and professional services	186	249	(63)	(25.3)%
	5,409	4,898	511	10.4%
Non-core revenue:
Integration services for a broadcast customer (3)	101	301	(200)	(66.4)%
ISDN resale revenue (4)	556	604	(48)	(7.9%)
	657	905	(248)	(27.4%)

Total revenue	$6,066	$5,803	$263	4.5%

———————

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

Cost of revenue - Cost of revenue for the 2008 quarter decreased $302,000, or 7.7%, to $3,630,000 from $3,932,000 in the 2007 quarter.  The decrease was primarily related to $207,000 of decreased costs related to the integration services (discussed in the Revenue section above) and $36,000 of depreciation and amortization.   These savings were partially offset by $112,000 of increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing.

Gross margin - Gross margin for the 2008 quarter increased by $565,000, or 30.2%, to $2,436,000 from $1,871,000 in the 2007 quarter.  The savings discussed in Cost of Revenue section caused along with $178,000 of additional gross margin generated by elimination of network costs and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible caused our gross margin to increase to 40.2% in the 2008 quarter from 32.2% in the 2007 quarter.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Research and development - Research and development costs, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $55,000, or 25.5% in the 2008 quarter to $271,000 from $216,000 in the 2007 quarter.  This increase was primarily related to accelerating our VNOC Support Services and included contract employee cost increases of $36,000.  In the 2008 and 2007 quarters we capitalized $0 and $14,000, respectively, of software development costs related to our “Customer Connect” software which had the effect of reducing our costs.  The capitalization of these software development costs ceased in the third quarter of 2007.  Research and development expense, as a percentage of revenue, was 4.5% for the 2008 quarter and 3.7% for the 2007 quarter.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, increased by $80,000, or 10.9%, in the 2008 quarter to $811,000 from $731,000 in the 2007 quarter.  The primary components of the increase were $64,000 for agent commissions and $33,000 of travel expenses. These increases were reduced by a $20,000 decrease in advertising and marketing.  Sales and marketing expense, as a percentage of revenue, was 13.4% for the 2008 quarter and 12.6% for the 2007 quarter.

General and administrative - General and administrative expenses increased by $191,000, or 10.6%, in the 2008 quarter to $1,998,000 from $1,807,000 in the 2007 period.  The primary components of this increase were $181,000 in salaries and benefits and contract employee costs incurred to prepare the Company for our VNOC Support Services and $58,000 of professional fees and $30,000 in bad debts.  These increases were partially reduced by decreases of $33,000 of SEC filing fees, $29,000 for Board of Director fees and $26,000 for taxes and licenses. General and administrative expenses as a percentage of revenue were 32.9% in the 2008 quarter and 31.2% in the 2007 quarter.

Loss from operations - Loss from operations decreased by $239,000, or 27.1%, to $644,000 in the 2008 quarter from $883,000 in the 2007 quarter.

Other expense (income) - Other expense in the 2008 quarter of $1,209,000 principally reflects interest expense of $1,293,000 which is comprised of $822,000 for the accretion of the discount related to the Senior Secured Notes, $401,000 of accrued interest expense related to the Senior Secured Notes, $38,000 of interest related to sales and use taxes and regulatory fees and $32,000 of other interest. Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $130,000.  Those expenses are partially offset by the

$211,000 net decrease in fair value of derivative financial instruments was comprised of decreases in the fair value of derivative financial instruments related to warrants issued in connection with the March and April 2006 and September 2007 private placements and the February 2004 capital raise and $3,000 of interest income.  Other expense in the 2007 quarter of $5,778,000 principally reflects interest expense of $3,135,000 which is comprised of $952,000 for the accretion of the discount related to the Senior Secured Notes, $226,000 of accrued interest expense related to the Senior Secured Notes, $1,881,000 for the expensing of the beneficial conversion feature related to additional Senior Secured Notes, $75,000 of interest related to sales and use taxes and regulatory fees and $1,000 of other interest.  The $2,507,000 net increase in fair value of derivative financial instruments was comprised of an increase in the fair value of derivative financial instruments related to the Series A warrants.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $143,000.  Those expenses are partially offset by $7,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended September 30, 2008 and 2007.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $4,808,000, or 72.2%, to $1,853,000 in the 2008 quarter from $6,661,000 in the 2007 quarter.

Gain on redemption of preferred stock – As a result of the Preferred Stock Exchange in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value in the 2007 quarter.

Preferred stock dividends - We recognized preferred stock dividends of $0 for the 2008 quarter and $80,000 for the 2007 quarter. The elimination of preferred stock dividends in 2008 resulted from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock, which bore 12% dividends.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $4,089,000, or 68.8% in the 2008 quarter to $1,853,000, or $0.04 per basic and diluted share from $5,942,000, or $0.13 per basic and diluted share, in the 2007 quarter.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $5,103,000 for the nine months ended September 30, 2008.  At September 30, 2008, we had a working capital deficit of $20,070,000.  We have $1,715,000 in cash and cash equivalents at September 30, 2008 and cash and cash equivalents provided by operating activities of $341,000 for the nine months ended September 30, 2008.   Additionally, the Senior Secured Notes (see Note 6) which mature in March 2009 along with the recurring operating losses, negative operating cash flows and sales and use tax and regulatory fee liability raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to renegotiate or refinance the Senior Secured Notes and negotiate favorable terms with the authorities regarding our sales and use taxes and regulatory fees and we are able to achieve positive operating cash flows, we believe that our available capital as of September 30, 2008, will enable us to continue as a going concern through September 30, 2009.  We have initiated discussions with the holders of the Senior Secured Notes to identify terms for the extension of the maturity date beyond March 2009 and/or the conversion of the Senior Secured Notes into a new equity security.  Additionally, we have initiated efforts to raise additional capital with the sale of additional shares of the new equity security.  There can be no assurances, however, that we will be able to raise additional capital as needed or upon acceptable terms nor any assurances that we will be able to renegotiate the terms and maturity date of the Senior Secured Notes. If we are unable to renegotiate the maturity of the Senior Secured Notes or issue new securities on favorable terms to repay them, it would have a material adverse effect on the Company.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash provided by operating activities was $341,000 for the 2008 period.  The cash components provided by operations were $2,135,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees, $10,000 for an increase in deferred revenue and $3,000 for an increase in other assets. These sources of cash were partially offset by $357,000 for an increase in accounts receivable, $114,000 for a decrease in customer deposits and $18,000 for an increase in prepaid expenses and other current assets.

During the period ended September 30, 2008, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2008 period for the purchase of property, equipment and leasehold improvements was $847,000. We anticipate capital expenditures in 2008 to be at a similar level as 2007.

In connection with the Senior Secured Notes (see Note 6) if the Company does not achieve the minimum Adjusted EBITDA the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase by 200 basis points, and such increase will be cumulative for each subsequent period; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the cumulative minimum Adjusted EBITDA for any subsequent determination date.  Failure to maintain the minimum Adjusted EBITDA however, shall not constitute an Event of Default as defined in the Senior Secured Notes agreements.  The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the nine months ended September 30, 2008 and the six months ended June 30, 2008.  Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points beginning July 1, 2008 and an additional 200 basis points on October 1, 2008.

Commitments and Contingencies

During the three months ended September 30, 2008, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 27, 2008.  The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Derivative liabilities	$5,694	$5,694	$––	$––	$––
Senior Secured Notes	12,026	12,026	––	––
Operating lease obligations	206	132	74	––	––
Capital lease obligations	325	203	122	––	––
Commercial commitments	1,969	1,969	––	––
Total	$20,220	$20,024	$196	$––	$––

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We have certain derivative financial instruments related to the 2004 Financing and the Placement Agent, Series A and Series A-2 warrants issued in connection with the March and April 2006 and September 2007 private placements (collectively, the “2006/2007 Warrants”).  The derivative financial instruments are revalued each period, which causes fluctuations in our results from operations. As a result of this volatility, the Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.50 on September 30, 2008 had been increased or decreased by $0.25.

The following table shows the effect of those common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the condensed consolidated statement of operations as of September 30, 2008.

		Proforma Information
	As Reported September 30, 2008	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.50	$0.25	$0.75

Condensed Consolidated Balance Sheet:
Derivative financial instrument –2004 Financing	$1,116	$1,116	$1,116

2006/2007 Warrants:
Derivative financial instrument – Placement Agent Warrants	453	179	755
Derivative financial instrument – Series A Warrants	1,708	626	2,946
Derivative financial instrument – Series A-2 Warrants	2,545	1,030	4,206
Derivative financial instrument – Series A-2 Warrants, Insider Purchasers	142	57	234
Derivative financial instruments – 2006/2007 Warrants	4,848	1,892	8,141
Derivative financial instruments	$5,964	$3,008	$9,257

Change in fair value of derivative financial instruments	$––	$(2,956)	$3,293

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$(153)	$(3,109)	$3,140

Net loss attributable to common stockholders	$(5,103)	$(2,147)	$(8,396)

The derivative financial instrument related to the 2004 Financing is not affected by changes in the Company’s common stock price but is affected by the number of shares of common stock currently held by the original investors in the 2004 Financing.  Had 61,000 shares, which are 10% of the shares currently held by the original investors, been sold as of September 30, 2008, then the fair value of the related derivative financial instrument would have been reduced by $40,000 and we would have recognized that amount as income in the condensed consolidated statement of operations.

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

Solely for purposes of illustration, if the Company were sold for $0.75 per share and that purchase price was paid in cash or the securities of a public company, the Aggregate Derivative Liability for the 2006/2007 Warrants of $8,141,000 (see first table in this “Quantitative and Qualitative Disclosures about Market Risk” section) would not be paid, but would be credited to equity.

The derivative liability related to the February 2004 Financing is not affected by a sale, merger of other transaction.

Current Economic Conditions

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.  Our operating results are impacted by the health of the North American economy.  Our business and financial performance, including collection of our accounts receivable, recoverability of assets, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOWPOINT, INC. Registrant

Date: November 12, 2008	By:	/s/ MICHAEL BRANDOFINO
Michael Brandofino,
Chief Executive Officer (principal executive officer)

Date: November 12, 2008	By:	/s/ EDWIN F. HEINEN
Edwin F. Heinen,
Chief Financial Officer (principal financial and accounting officer)