Form 10-K
period 2008-12-31
GLOWPOINT INC
filed 2009-03-31
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $24,355,000.

The number of shares of the Registrant’s common stock outstanding as of March 27, 2009 was approximately 47,510,063.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

Overview

“Glowpoint's mission is to enable a global community where video communications is a part of everyday life.”

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of advanced video communications solutions.  Our suite of advanced and robust telepresence and video communications solutions enable organizations to communicate with each other over disparate networks and technology platforms – empowering business, governmental agencies and educational institutions to sharply boost the impact and productivity of their internal and external communications while at the same time reducing their on-going operating costs.  We support thousands of video communications systems in over 35 countries with our 24/7 managed video services, powering Fortune® 500 companies, major broadcasters, as well as global carriers and video equipment manufacturers and their customers around the world.

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing or telepresence equipment purchased, or the network connecting it, Glowpoint provides the managed services to make it work. In doing so, we offer a vast array of video communications solutions, including video application services, video operations services (VNOC) for telepresence, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality two-way video communications. With the advent of HD (High Definition) and telepresence solutions, we combined various components of our features and services, and developed new ones, to create a comprehensive service offering for enterprises and their end users that can support any of the telepresence products on the market today. Glowpoint also wholesales these services and provides private-labeled branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s video communications solutions are hardware and network agnostic, supporting all recognized video standards across any high-quality network. As a result, we have become the global video interconnection point, linking together “islands of video” across third party private networks (e.g., provided by AT&T, SBC, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., telepresence, desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how they are connecting or where they are connecting from.

Glowpoint’s video communications solutions involve two major components, the Glowpoint managed video applications services and the Glowpoint managed network services. Glowpoint has focused its sales and marketing efforts on the managed video application services, which are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport.  Glowpoint’s services for telepresence are in increased demand because they address the need for a single point of contact to provide monitoring, scheduling, support, and management of telepresence rooms and the associated equipment.  Additionally, companies look to Glowpoint as a resource to provide secure business-to-business (B2B) support when using the video systems to communicate beyond their internal enterprise use. Our Telepresence inter-Exchange Network (TEN) is a suite of services and applications designed to overcome the challenges of using video outside of a company's private network, such as interconnectivity and interoperability, and we believe will be a critical component for enhanced B2B video communications. Our managed video application services are sold as a monthly subscription service and may also include Glowpoint managed network services as an option.

The Glowpoint network services leverage the Glowpoint network, a multiple protocol layer switching (MPLS) QoS network that is dedicated to high-quality two-way video transport built and managed by Glowpoint. The Glowpoint network is exclusively dedicated to IP-based video communications, which allows us to optimize performance and routing of video and audio packets so as to offer broadcast quality images with telephony-like reliability, features and ease-of-use. Because of the commoditized nature of network services and the investment that could be required by today’s high-bandwidth telepresence uses, Glowpoint has de-emphasized its aggressive sales and marketing of network services, though that service is still utilized and in demand by a multitude of video users. Glowpoint’s network reach spans the globe, with 11 points of presence (POPs) in secure, hardened facilities and virtually unlimited peering and interconnect capability to cost effectively deliver Glowpoint services to customers in virtually any region in the world. The interconnection points also serve as secure connection point for TEN. A unique feature of the Glowpoint network and TEN is its sophisticated gatekeeper infrastructure and configuration along with its patent-pending call control capabilities (see “Intellectual Property” below), which enable customers to seamlessly connect to nearly any standards-based video communications user, whether they are still using ISDN or the Internet, across the United States as well as to virtually any major city around the world. Since videoconferencing users typically can only communicate to others on the same service, Glowpoint is bridging these isolated islands of video and making video communications more ubiquitous.

In less than 10 years, Glowpoint has established itself as the technology leader in advanced video communications services. Our services have been in production and commercially available since late 2000, when we launched our managed video subscription service, and have evolved to support the next generation of telepresence and high definition video. From 2000 to 2003, we were a division of Wire One Technologies Inc. (“Wire One”), a reseller of videoconferencing equipment that was formed in May 2000 by the merger of All Communications Corporation and View Tech, Inc.  After steady growth of the IP-based video service business through early 2003, we determined that separating the Glowpoint managed video services business from the Wire One equipment reselling business could create larger distribution channels for Glowpoint, allow for more aggressive product development, and provide us with the opportunity to develop business relationships based solely on the objective of expanding our video service product offering and increasing the size of our customer base.  In September 2003, we completed the sale of the equipment business and officially changed our name from Wire One to Glowpoint in order to focus solely on growing Glowpoint’s video communications solutions. Since 2003, we have been exclusively focused on making video communications as reliable and as easy to use as the telephone and have redefined the two-way video communications marketplace.

Glowpoint is recognized as one of the premier video-over-IP service providers in the market today. Our track record and quality-of-service commitment of 99.99% network uptime has earned us various awards and credits. We have been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality. Our industry awards include: PACE Award for contributions to the advancement of video communications (Telespan 2008); Best US Managed Video Service Provider (VC Insight, 2008, 2007 and 2006); Growth Company of the Year, Finalist (New Jersey Technology Council, 2007); and Technology Innovation Award (Frost and Sullivan, 2002).

As the video conferencing and telepresence industries mature, Glowpoint believes it has established itself as the “go-to” provider for enterprises and other service providers to support their unified communication services.

Industry Overview

The videoconferencing industry continues to transform and rapidly mature. When Glowpoint was initially launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to capitalize on that by offering a high-quality, IP-based, reliable service. Today, video communications, especially in the form of telepresence, is becoming a more mainstream, mission critical service. “Telepresence” is a term that represents what Glowpoint has been providing since soon after its launch in 2000 -- high quality, easy to use video communications where the technology does not interfere with the purpose of the meeting. The most popular representation of telepresence is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so that participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by Cisco Systems and Hewlett-Packard has brought new competition to the traditional videoconferencing equipment leaders (e.g., Polycom and Tandberg); more importantly for Glowpoint, however, we believe their telepresence offerings and vision have validated our business plan and brought new life and interest to the video communications industry.

Currently, we view the video communications industry segregated into four categories, each of which is a potential partner and/or customer for Glowpoint’s managed video services:

•

Videoconferencing and Telepresence Equipment Manufacturers;

•

Carriers (Network Providers);

•

Managed Service/Conferencing Services Providers (Multi-Point Conference Services); and

•

Video and Telepresence Equipment Resellers and Systems Integrators.

Videoconferencing and Telepresence Equipment Manufacturers. Manufacturers of videoconferencing and telepresence equipment, such as Polycom, Tandberg and Lifesize, focus on selling video endpoint, room, and infrastructure equipment. With the introduction of HD and telepresence, the manufacturers are recognizing that, as part of offering these more complex solutions, there is increased demand from their customers for them to also provide managed services in order to ensure a successful and problem-free video communications experience. As such, they recognize and appreciate the need to partner with experienced service providers, like Glowpoint, who make it seamless for customers to buy and use the manufacturer’s products.  Glowpoint’s managed services offer purchasers of this equipment, especially expensive telepresence systems, the peace of mind that their video conferences and telepresence rooms will be managed reliably, maximizing the customer’s use (and return on investment) of the expensive equipment.

Carriers (Network Providers). Carriers, or network providers, play a critical role in video communications because of the need to transport video calls over high-quality bandwidth. Historically, ISDN services were the primary means of transport provided by major carriers around the world. According to some estimates, there may be 500,000 or more videoconferencing systems still using ISDN. With the emergence of the more robust and scalable IP capabilities for videoconferencing and telepresence, the network providers are now aggressively offering services that include high quality virtual private networks (VPNs) on which customers may support data, voice and video applications simultaneously. This is often referred to as a "converged network" or "convergence". At this time, however, converged solutions provided by network providers are bandwidth only and provide little or no IP-based video communication applications or managed services. This means that customers may connect their video conferencing equipment to a converged network, but must then figure out how to support the video applications on their own. This amounts to "self service" videoconferencing, where video users are isolated on the converged network with no video application services or support available.

While it may appear that other network providers are competitors, most of the network providers lack dedicated video expertise and do not offer IP video services or support. Essentially, their offering is simply bandwidth and their video services, if any, are still focused on ISDN. Glowpoint has been able to leverage this distinction by offering its services over third party networks (rather than the Glowpoint network). We call it "Glowpoint-enabling" or "Exchange Interconnect," which effectively gives a customer’s private network access to Glowpoint’s video application services. This allows network providers to partner with Glowpoint and remain a trusted and comprehensive provider for their video communications customers.

Managed Service/Conferencing Services Providers. A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multi-point conferencing (bringing multiple locations into one video call). These service providers are heavily dependent on ISDN as the network transport for these multi-point conferences – we understand as much as 80-90% of their multi-point revenue is derived from ISDN. Glowpoint, on the other hand, offers both multi-point conferencing services as well as a full range of managed video services that are primarily IP-based. IP-based services offer more flexibility, higher quality and, because there are no long distance charges, lower costs.

Video and Telepresence Equipment Resellers and Systems Integrators. Video and telepresence equipment resellers and systems integrators, who typically derive nearly all their revenue from one-time equipment and integration services, are facing growing margin pressures as well as increased competition related to videoconferencing equipment sales. We believe they may need to transform their business models, possibly to generate recurring revenue.  To do so, these providers may attempt to either reproduce the features, experience and services provided by Glowpoint or to become a reseller or wholesale partner of Glowpoint's services themselves. While some videoconferencing equipment resellers have chosen to compete with us, others have chosen to partner with and resell Glowpoint’s services to increase their speed to market and transform their businesses.

Market Need.   The complexity of video communications is increasing. Most businesses already find it difficult to effectively maintain and manage existing business applications because of the shortage of experienced information technology and network personnel. Many customers appreciate that supporting video communications in their enterprise distracts their support organization from other critical business application support and requires a different skill set than normal business IT support. As a result, businesses increasingly require outsourced solutions and providers to support the user community and manage their network dedicated to video. In fact, isolating and extending the video application from other applications and existing communications infrastructure has become an increasingly important capability for larger organizations.  As for the infrastructure itself, we believe that many customers cannot fully support quality videoconferencing on their networks. And, even if a customer network can support videoconferencing, many are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (e.g., CRM applications, financial applications, e-mail and file transfers) on a common network. Allocating enough bandwidth in a corporate local area network or Intranet to handle real-time transmission of images and audio, in addition to data applications, can be difficult and can significantly impede overall network performance. An effective video network must also be easily scalable in much the same way that a company can simply add more phone lines as its employee base and operations grow. Moreover, widespread adoption by both enterprise and consumer users requires a video communications solution that provides the same reliability as public telephone service. We believe that there exists a significant market opportunity to continue to provide an IP-based video communications solution that is as scalable, dependable and, ultimately, as commonplace as voice telephony.

The surge in deployment of Voice over IP (VoIP) is an example of a technology that has been technically feasible for years, but did not gain popularity until the full feature and services people were accustomed to with their traditional telephones became available. Features like publicly-available phone numbers, operator services, voicemail and the ability to seamlessly call to phones off of a company’s private IP phone network were the critical application components that facilitated adoption of VoIP phones. Because most companies did not provide those features on their own, VoIP service providers developed them and now companies simply “plug” their VoIP networks into traditional telephony companies for these application services and off-net transport.

Glowpoint is the “video” telephony company offering video application services largely unavailable from anyone else at this time and difficult, if not impossible, for customers to build on their own (see “Intellectual Property” below). Glowpoint provides unique features and services, such as ten-digit dialing video phone numbers automatically routed to IP video systems, video operator services, video mailboxes, seamless video calling to off-net locations anywhere in the world and other video application services, all of which permit customers to “plug” in their VidOIP (Video over IP) networks.

Market Size. According to some industry leaders, only about 5-8% of conference rooms in United States businesses have videoconferencing equipment. We believe the industry still has not begun to fully realize the potential deployment of video to individual desktops or in consumer environments. As a result, we believe there is still a large untapped potential market for video communications both in the business and consumer markets. Major technology companies such as Cisco Systems and Hewlett-Packard have publicly announced that they feel the telepresence market alone can become a multi-billion dollar industry in the coming years.

According to some industry analysts, market research by IDC and published Cisco white papers, the network services side of the videoconferencing industry (currently dominated by network providers) and managed services (such as video operations and multi-point conferencing) is anticipated to grow to more than $4 billion globally over the next few years. Further market data continues to support these projections, with some exceeding the numbers when considering the economic crisis and its impact on video usage and adoption. While still in its relative infancy, we believe that Glowpoint’s aggregate potential addressable market, which includes end-user customers and industry partners, is significant, though we can give no assurance as to what our market share will be in the coming years.

Glowpoint Services and Features

Glowpoint offers a vast array of video communications managed service solutions, including video operation services, conferencing services, managed network services, technology hosting and management, and professional services. We are focused primarily on high quality two-way video communications and our offerings have evolved to meet market demands. In the process we have supported millions of video calls since we launched our service in late 2000. We believe our experience, expertise, video-centric focus, unique features and services, and superior support are unrivaled and a key differentiator in the industry. We have also bundled some of our managed services to offer unique video communication solutions for broadcast/media content acquisition and video call center applications. In addition, with the growth of HD (High Definition) telepresence solutions, we have productized comprehensive video operation services we call our VNOC (video network operations center) services. These services can support any of the telepresence and HD solutions on the market today, regardless of the network connection.

Video Operations Services – VNOC Elite and VNOC Premier

Glowpoint has been providing the highest quality “white glove” service as part of its product offerings for years. Now, with HD and telepresence technology and the accompanying high expectations in the marketplace for the quality, performance and service, the company is well positioned with its offering to support the latest customer demands. Our video operations services have been positioned to support high-touch, fully managed environments (VNOC Elite offering) as well as self-use support environments (VNOC Premier offering). The services include the following:

•

Room Certification; Proactive Monitoring and “Room Sweeps”: Each customer location, such as a telepresence room, is certified by Glowpoint to verify the operational capabilities of that room, including video devices, room technology and video infrastructure. Thereafter, the room is proactively monitored with dozens of alarm points to allow Glowpoint to identify and fix any technology trouble before users are impacted. In addition to the proactive monitoring, Glowpoint conducts a “room sweep” using its proprietary tools, which are not available to any other managed service provider in the industry today.  Glowpoint’s proactive monitoring and room sweeps ensure that certified rooms remain operational and are ready for the start of every conference.

•

Single Point of Contact: VNOC “at your service” support is a single point of contact accessible via our video concierge service (a branded version of our patented live video operator assistance), which is integrated with a “support” button on the control panel or phone that provides dedicated toll-free dial-in access or Web mail/portal access.

•

Scheduling: Scheduling with the VNOC service removes any concerns of room management and allows customers to book room resources through all available means, such as a dedicated toll-free number (direct dial for international calls), concierge service through video one touch dialing, and Web portal scheduling tools which are integrated with Microsoft Outlook and Lotus Notes. Glowpoint’s online scheduling tool is advanced and solves many of the challenges with room resource management that many large enterprises encounter today. Confirmation notifications are provided both to requestors and to participants. All scheduling options may be private labeled to match our customer’s attributes (e.g., name, logo and marketing tagline).

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

•

Help Desk Support: Our VNOC team provides technical support for all active calls during a meeting. When required, we will coordinate with hardware vendors and integrators to repair or replace any component parts or resolve room integration issues. As the single point of technical support for video solutions, our top priority is resolving endpoint or connectivity issues.

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

•

Advanced Network Monitoring: If a client chooses to use another network to support its telepresence rooms, Glowpoint offers advanced network monitoring which allows the VNOC service to not only qualify the room readiness at all times, but to also monitor the performance of the network supporting that room. We will set thresholds based on the requirements of video traffic and react and report on any deficiencies.

The Glowpoint VNOC solution may be bundled with our Quality of Service (QoS) managed network service or offered on its own by Glowpoint-enabling another network service. Customers who purchase a Cisco, Polycom, or Tandberg Telepresence or HD video solution, for example, may all take advantage of the Glowpoint VNOC solution regardless of their choice of network. Customers choosing to Glowpoint-enable their network may interconnect with Glowpoint’s Telepresence inter-Exchange Network (TEN) with sufficient bandwidth to handle business-to-business (B2B) telepresence calls. A typical telepresence room requires 6 megabits per second (mbps) per video device, of which there are typically usually two or three per telepresence room. Therefore, the total bandwidth per telepresence room is usually at least 18 mbps. Multi-point calls (bridging calls) require even more bandwidth, often as much as a DS-3 (45 mbps) to support one session. Our managed network solution is ideal to support the telepresence suites, especially when customer networks cannot handle those demanding requirements.

Managed Network Service

Glowpoint’s managed network service is an extranet connection to Glowpoint, enabling connecting endpoints to be part of Glowpoint’s global business-to-business (B2B) community, TEN, and gain access to Glowpoint’s video application services.  This is primarily done in two ways – (i) registering video endpoints or (ii) via a full high-quality IP network overlay.  Most network providers lack dedicated video expertise and do not offer IP video services or support. Instead, they tend to offer bandwidth and their video services, if any, are still focused on ISDN. Glowpoint has been able to capitalize on this deficiency by offering its IP-based services over those third party networks (rather than the Glowpoint network); allowing network providers to partner with Glowpoint and remain a trusted and comprehensive provider for their video communications customers. We call it "Glowpoint-enabling" or "Exchange Interconnect," which is a “bring-your-own-access” (“BYOA”) offering and permits customers to leverage their existing internal IP networks or VPNs (virtual private networks) while still enabling a customer’s video systems to (i) communicate with other video users on separate networks and on different video platforms and (ii) grant access to Glowpoint’s video application services. There are three ways to connect:

•

Network Overlay – Glowpoint provides a dedicated, Quality of Service (QoS), managed IP network video connection directly to each customer site with video endpoints. This managed network services may include “last mile” (or local loop) connectivity, which is the network connection between Glowpoint’s network backbone and the customer’s location.  A Glowpoint managed router is placed on site and then connected to the customer’s endpoint(s). All video traffic is transported through this dedicated connection, which can be delivered from 512 kbps and up, over the Glowpoint IP video network. All Glowpoint network overlay customers have access to Glowpoint’s shared infrastructure (e.g. MCUs, gateways, etc.), have an automatic connection to Glowpoint’s B2B Telepresence inter-Exchange Network (TEN), and are equipped with all of Glowpoint’s unique features and services.

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

•

Private Network Enablement – In an increasingly popular world of convergence, many businesses seek to leverage their own networks for video transport, but increasingly face the challenge of placing video calls off of their own network. In these situations, Glowpoint provides companies with a secure interconnect and firewall traversal capabilities that effectively allow them to get off of their private "island of video" and connect to other video endpoints, while taking advantage of all the other Glowpoint services. This secure interconnect gives customers connectivity to Glowpoint’s TEN Network permitting B2B calling, access to Glowpoint’s shared infrastructure (e.g. MCUs, gateways, etc.), and access to Glowpoint’s unique features and services.

•

Public Network (Native Internet) Enablement – For non-telepresence video systems and desktop video conferencing, the native Internet is sometimes considered an acceptable means to communicate with others. However, when those users attempt to communicate via the Internet in to or out of a private enterprise, they are almost always blocked because common industry security practices do not allow inbound or outbound video from the Internet. By registering those video endpoints with Glowpoint, however, users will have access to Glowpoint’s shared infrastructure (e.g. MCUs, gateways, etc.), access to Glowpoint’s unique features and services, and make communication from one Internet connected endpoint to another registered endpoint possible.

Managed Video Application Services

Once connected via Glowpoint’s managed network service, or interconnected by virtue of being a VNOC customer, customers gain access to Glowpoint’s award winning video application services, which are some of the most unique features available today. These features and services are designed to facilitate use and drive wider adoption -- making video as easy and spontaneous as using the telephone, but with the power of face-to-face communications.  Our proprietary video application services and features include:

•

Video calling plan – Customers can make and receive unlimited calls to video systems on the Glowpoint video network or the public Internet for one fixed monthly price.  Glowpoint customers also receive a dedicated 10-digit “phone number” for each video endpoint, which people are accustomed to dialing and, we believe, facilitates adoption of video communications.

•

Traffic and Technology Monitoring – Glowpoint provides 24x7x365 monitoring of its network and infrastructure to maintain its Quality of Service (QoS) commitment to its customers, which is required for today's mission critical video communications.  Customer IT departments are often required to determine network problems, such as latency, jitter, packet loss and overall connection quality, which can challenge an IT group, especially while a video call is occurring. Glowpoint’s monitoring gives those professionals peace of mind and can make the video experience predictable and successful.

•

Unified Call Scheduling and Call Launching – Glowpoint’s unified video call scheduling service is provided by our proprietary web-based portal, which can be synchronized with an enterprise resource scheduler, such at Microsoft Outlook or Lotus Notes, or through a live reservationist via telephone or email. Glowpoint also provides a call launching service, thereby guaranteeing the successful start of scheduled video conferences. Prior to the start of a scheduled conference, skilled Glowpoint conference producers call each video endpoint to ensure that each is properly connected for the call.

•

“000” Live Video Operator Assistance – With our patented live video operator support, customers obtain live, face-to-face assistance simply by dialing “000” from any Glowpoint subscribed endpoint. Video operators can help callers with general questions about their service and can provide them the dialing information they need to process calls.

•

Video Endpoint Management – Many customers enjoy the option of having a single point of contact for all of their video communication needs. Therefore, we offer remote video endpoint management services and can provide proactive monitoring and support, along with maintenance of video endpoints (such as providing required software updates), to ensure our customer’s video endpoints are always ready and reliably available.

•

Automated Video Call Assistant – When a video call is not answered, fails to connect, or the recipient is busy, callers are greeted by “Lisa”, Glowpoint’s automated video call assistant, explaining why the call did not complete and providing the caller with an interactive menu to select options, including a connection to a live operator by selecting the option on the menu. Non-Glowpoint videoconferencing users typically are met with a blank screen, a cryptic technical error message or worse, and have no idea why a call was not completed. Our error-handling feature is user-friendly and removes much of the guesswork, which simplifies the video calling experience and promotes further adoption and use of video communications.

•

VideoMailbox – Glowpoint has brought voicemail to the video communications world. If a Glowpoint customer receives a video call and is not available or his video system is turned off, the call is automatically re-routed to a VideoMailbox where the caller is greeted with an outgoing video personally recorded by the Glowpoint customer. The caller may then leave his/her own video message in the VideoMailbox. The Glowpoint customer then receives a message which is stored on his VideoMailbox and receives an email alert with an image of the caller and associated information. Our customer may then view the message as a media file either through the online portal or checking messages from his video endpoint.

•

IP-to-ISDN and/or Internet Gateway Access; Reduced Rate International Calling – Glowpoint’s shared infrastructure is equipped with a sophisticated gatekeeper platform that enables a seamless transition between ISDN and IP technologies and Internet-based endpoints. Essentially, this capability allows Glowpoint IP customers to place and receive calls with any ISDN or Internet-based video system or voice phone in the world. Much of the world continues to utilize ISDN as a means for video communications and the cost of placing video calls overseas can cost hundreds of dollars per hour. Glowpoint offers customers significantly reduced rates for ISDN calling by utilizing our least cost routing capabilities. We route video calls over our IP network to our nearest point of presence, where the call is then handed off to the in-region ISDN network, thereby eliminating or reducing long distance charges.

•

Reservation-Less, Bridging on Demand (“Meet Me Rooms”) – This “bridging on demand” (BOD) service permits multiple users to see and communicate simultaneously on one screen in a virtual room, without the need for reservations or call management. The shared infrastructure MCU enables various modes of viewing, including continuous presence that allows all parties to see each other at the same time in a collaborative conference session, allows Speaker Only, allows Speaker voice activated, and various other layouts. The BOD service is a cost effective, automated alternative to pre-scheduled managed multi-point calls. We offer this service in both standard and high definition.

These proprietary video application services, many of which are the subject of patented and patent-pending technology (see “Intellectual Property” below), were developed by Glowpoint over years of focusing exclusively on video communications. While not an application per se, Glowpoint customers have access to video communications support and expertise that we do not believe is available anywhere else. Our Network Operations Center provides solutions and support for the physical network as well as the video experience and unique programs that businesses may support with video. We do not just monitor and trouble-shoot the network and leave customers to their own devices to support video communications. We are our customers’ video communications partner and provide support to ensure a high-quality, easy-to-use and reliable video experience.

Managed Conferencing Services

Glowpoint’s managed conferencing services include managed video conferencing, event management and web streaming.

•

Managed Video Conferencing – Managed multi-point conferencing services enable customers to utilize Glowpoint’s Multi-point Control Units (MCUs, which are also known as “bridges”) in order to facilitate video conference meetings with more than two locations at the same time. Glowpoint has the ability to support both ISDN and IP for multi-conference events with enough capacity to support over 500 participating locations at one time.  Our world-class global conferencing service and skilled professional technicians provide high quality service to fulfill all conferencing needs – at a competitive price. With our managed multi-point conferencing service, virtually anyone can participate on a video call together. Glowpoint also launched one of the world’s first High Definition (HD) and telepresence managed multi-point conferencing service.

•

Event Management – Glowpoint provides a full range of event management services to support mission critical conferences. Glowpoint’s satellite broadcasting, room rental capabilities and streaming services extend the range of a customer’s video equipment to participants around the globe, and Glowpoint’s experienced technicians provide the expertise needed for a well organized, professional meeting.

•

Web Streaming Events – Glowpoint provides a full complement of streaming media solutions that enable our customers to leverage their existing video environment and broadcast their meetings over the web for extended viewership. Our solutions offer both live and on-demand offerings.

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

Managed IP Video Service for Broadcast and Event Services

Our managed video services have been used during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the professional football and professional basketball drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage. Our managed services for IP-broadcast solutions are currently used by many well-known media companies, including ESPN and NFL Network.

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

Video Call Center Solution

Glowpoint is leading the way in developing unique applications using video communications. Leveraging our patented live video operator service, we developed a proprietary product that allows businesses to bring video to their call centers, turning their most talented resources into a global sales team. We call this application “Customer Connect” and it is the “middle ware” that plugs into, and accesses all of the intelligence in, existing call management systems in a call center or other location. We believe that service and retail sales businesses are always seeking more effective ways to connect with customers. Our video call center solution, permitting a “Remote Video Expert” on demand, is a way for businesses to use video communications as a tool to interact more cost effectively and efficiently with their customers. We call this a business-to-business-to-consumer (B2B2C) application and believe it will make video communications a critical application across many industries.

Our video call center “Customer Connect” solution provides the same experience as its audio call center counterpart, such as automated attendant, interactive menus, multiple languages, multiple skills-based call routing, on hold, call transfer, and call center statistics. It is simple and cost effective for businesses to implement and easy for consumers to use. Some features (and differentiators) of this product include private labeling to include the brand of our business customer (so its customers only know that they are interacting with the business’ call center)  and integration with our business customer’s existing call management system technology in its call center.

Private Labeling; Technology Hosting and Management Services

All of Glowpoint’s unique features and services have been designed so that the entire suite can be “private labeled” by other service providers or companies who want to integrate video communications into their existing products quickly and cost efficiently. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party – that is, our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.”  Glowpoint has been involved in a number of private label opportunities, including Sony and Vision Net (Australia), and, in the last 18 months, has branded various services for multiple strategic global partners specifically for VNOC services.

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

Intellectual Property

Supporting these unique services and features is Glowpoint’s patented and patent-pending proprietary technology developed specifically for two-way video communications. Since Glowpoint’s inception, we have spent millions of dollars and tens of thousands of engineering hours designing, building, and perfecting our managed video services and spent millions of additional dollars building the Glowpoint network. We have focused our research and development on the three key factors that we believe are essential to the successful delivery and widespread adoption of video communications: (i) network architecture; (ii) video applications and telephony features; and (iii) hardware interoperability. Our research and development has led to a patent and a number of patent applications (see below) and various solutions. We know of no competitor that offers any service with comparable features, performance, reliability, and scalability, and we believe there are significant barriers to create one.

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

Our network is a secure, state-of-the-art multiple protocol layer switching (MPLS) backbone with the redundancy and reliability businesses demand for their critical applications. Our network is a ring with mesh points to provide full redundancy on the backbone. Utilizing carrier grade Cisco products in the core, we have been able to design a backbone that is scalable and can easily grow as demand dictates. With the increasing adoption of HD (High Definition) video systems and telepresence rooms, the expectation is that the demand for more bandwidth per video call will also grow. Our investment in our backbone architecture accounted for this and our backbone capacity can more than triple with modest additional investment.  Because of the commoditized nature of network services, however, and the investment that could be required by today’s high-bandwidth telepresence uses, Glowpoint has de-emphasized its sales and marketing of network services.

We maintain a state-of-the-art network operations center (NOC) at our Hillside, NJ headquarters, from which we monitor the operations of our network on a 24x7 basis. The NOC’s primary functions are to monitor the network, manage and support all backbone equipment, and provide proactive and on-demand support for our customers. Video traffic does not pass through our NOC, nor does usage information or authentication packets. We designed our network to handle those functions at our Points of Presence (POPs), which was done for improved video performance and, more importantly, to address security and disaster recovery/business continuity matters. We utilize Zyrion Traverse, EXFO’s Brix solution, and Cisco Works network management tools to monitor and support our network. We also use Microsoft CRM for workflow in order to track and report trouble tickets.

Our proprietary network architecture includes Glowpoint-owned equipment installed at collocation centers across the country, connected by multiple dedicated high-speed circuits. These Points of Presence (POPs) are connected in a ring topology with strategic mesh points, which virtually eliminate the risk of a single point of failure and provide industry-leading throughput, scalability and mission-critical resiliency. We have contracted with numerous network providers for backbone circuits, aggregate hubs and collocation facilities. Our primary vendors in the United States are (i) Qwest and XO for backbone connectivity, (ii) Qwest, Verizon Business/MCI and Covad for the aggregate hubs, and (iii) Equinix for collocation facilities. We have also contracted with a number of “last mile” providers in the United States and abroad to deliver local loops to our customer locations. In the United States, Covad Communications are our primary SDSL providers with Qwest, Verizon Business/MCI, and XO Communications providing private line DS-1 services. We use Network-I and Easynet for DSL as well as T-Systems, Masergy and others for international connectivity. Our goal is to partner with carriers who can provide dedicated broadband access to our network using either digital subscriber lines (DSL) or dedicated 1.5 mbps (DS-1) or 45 mbps (DS-3) lines. We have many access options for connecting customer locations to the backbone, including SDSL, HDSL, T1, DS3, Sonet, ATM and Gigabit Ethernet options.

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

Patents and Patents-Pending

Because we were the first dedicated IP-video service provider, the development of our network architecture and video applications resulted in a significant amount of intellectual property – from real-time rating and billing for video calls to video call center applications for customer support. In 2007, we received our first patent.  A number of other applications have been filed with the United States Patent and Trademark Office and are in various stages of the patent process, which included initial rejections to which we responded in due course.  While there can be no assurance that a patent will be awarded, we believe that this patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services. We are unique and, given our proprietary technology, believe we are especially well positioned to partner with telecommunications carriers, virtual private network providers, equipment manufacturers, resellers and other companies focused on integrating innovative and high quality video solutions into their product mix.

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

•

Method and Process for the Glowpoint Video Call Distributor – Our video call distributor technology permits businesses to route real-time, two-way video calls over an IP network using a call management system (e.g., a traditional PBX-based automatic call distribution system) that may serve multiple possible endpoints (for example, a call center environment). This video call distributor integrates the features and services of traditional voice call distribution systems with video calls. It is built on previously patented Glowpoint technology as well as new technology developed specifically for this solution, which is marketed as Glowpoint’s Customer Connect offering. We believe this patent-pending technology is a critical component of skills-based video call centers, where video calls can be routed to the appropriate person based on predetermined skill sets or criteria. For example, in a video banking application, this patent-pending technology has been used to route video calls to English and Spanish speaking video bankers depending on a selection made at the remote branch location.

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

•

Method and Process for Video over IP Network Management – When Glowpoint was launched, we found no network existed at the time to support high quality two-way video communications. As a result, we developed a highly sophisticated network that included our backbone network architecture and our video network architecture. We combined off the shelf components with proprietary design and technology to create what we believe was the world’s first dedicated IP video network. In addition to the method and process for building this network, we developed and deployed unique testing tools that enable us to closely monitor key metrics associated with successfully delivering high quality video communications. With the introduction of HD and telepresence, there are increased concerns regarding carrying video traffic with data traffic on the same network. We believe these concerns underscore the need to carry video communications on a dedicated IP video network like Glowpoint’s patent-pending network.

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

•

Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN network – Even though adoption of IP video has seen a surge, a significant portion of video communications users in the world still utilize legacy ISDN networks. Early on, we wanted to ensure that the migration from ISDN to IP would be painless and we understood the need to be able to seamlessly connect IP users with ISDN systems around the world. We believe Glowpoint is still the only service that assigns real phone numbers to customers that enable them to simply dial the phone number to “gateway” from their IP system on Glowpoint to ISDN systems. In addition, Glowpoint customers can be called directly from virtually any ISDN video system or even a phone anywhere in the world. This patent-pending automated call routing capability has been leveraged to provide a least cost gateway to customers, routing the call to the most inexpensive gateway exit point off the Glowpoint network before entering the PSTN/ISDN network.

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

Sales and Marketing

We market and sell our managed video services to a broad range of businesses in many industries through both direct and indirect sales channels. As noted above (see “Overview - Industry Overview”), videoconferencing equipment manufacturers, equipment resellers, audio/visual integrators, and network providers have expanded our indirect sales channels. Many of the complex solutions sought in today’s market, especially telepresence, have created new and unique opportunities for the sale of Glowpoint services. We also continue to diversify our lead generation and sales efforts by integrating these indirect sales channels with aggressive internal lead generation programs and vertical industry focused marketing and promotional efforts. No matter the lead generation, sales or distribution channel, our goal is to provide all with a world-class service, sales and collateral materials, training, and management tools to reduce barriers to buying, and increase our return on investment against our sales, marketing and promotional efforts.

Historically, one of our main sales challenges was that video communications was not generally perceived as a critical application for most companies. This resulted in historically moderate growth. Recent developments in the video communications industry and a downturn in general economic conditions, however, have positioned video communications to play a mission critical role in business practices, which we believe should result in greater demand for managed video services. Recognizing this, Glowpoint adjusted its product positioning and simplified its offerings to not only fit into specific vertical markets, but to address the unique needs of today’s video communications solutions, especially telepresence.

Purchasers of telepresence rooms and today’s other complex video products are typically spending hundreds of thousands of dollars.  They demand that it reliably and properly functions so as to be used to its fullest extent to maximize that investment.  They also want to use it to make video calls to other businesses – business-to-business (B2B) – so as to increase the opportunities for use. Glowpoint markets and sells its VNOC services and TEN, its B2B global exchange, to these purchasers and to equipment manufacturers and integrators, who purchase our VNOC services on a wholesale basis and resell them in order to ensure that their sold product is reliable and satisfactory to their customer, which will result in greater adoption and increased future sales of products.  We are focusing more of our sales and marketing efforts on these opportunities because interest has increased significantly and because the value of VNOC service sales tend to be of a larger magnitude than our historical sales opportunities of managed video services.  In many of these opportunities we have also found that some end user customers interested in VNOC services are also interested in having their non-telepresence video endpoints also managed, which can equal or rival the value of the VNOC service opportunity. Since the second quarter of 2008, we have sold our VNOC services to support more than 100 telepresence rooms and to more than another 500 standard room systems.

We continue to sell and market to new markets and ones we’ve created, where video communications can play a critical role in business practices.  Examples of markets we created for our services include the legal and broadcast/media sectors. Law firms have been using video conferencing for years, but poor performance and the difficulty of associating its usage to clients prevented widespread utilization and growth in the sector. Therefore, Glowpoint introduced a legal industry-focused video solution, which combines Glowpoint’s high-quality managed video services with special billing features that enable law firms to enter a client/matter billing code before placing a video call. This innovation established Glowpoint as a key component of many law firms’ communication infrastructures and translated into more sales success. For the broadcast/media industry, we recognized its need to acquire more content and do so more cost effectively. Therefore, we introduced a highly managed and supported service that has been utilized to acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. Rather than utilizing an expensive satellite feed, companies can acquire broadcast-quality standard definition (SD) and high definition (HD) content over a dedicated Glowpoint IP connection at a fraction of the cost. The initial SD use of Glowpoint in the broadcast sector was in 2002, when we provided this service to ESPN during the professional football and basketball drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage of the drafts every year since 2002. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD and announced a multi-year agreement with NASCAR Images as the first customer to deploy this solution, which will be utilized to provide the NASCAR industry the ability to acquire content, such as driver interviews between races, which may then be distributed to key media outlets for television broadcast.

Other current plans include mining our existing customer base for additional sales, strengthening our indirect sales channel relationships, and continued conversion of ISDN users. Depending on the source, anywhere from 50% to 70% of installed video systems are still using legacy ISDN services. Considering that there are an estimated 500,000 to 1,000,000 video systems in the United States alone, we believe there is still a huge untapped market available to convert to Glowpoint IP services. We will continue to create sales programs designed to convince legacy ISDN users to migrate to IP, which may include bundles with resellers, where equipment and services are sold to the customer as one package.

The decision about what network or managed service to use is generally made at the same time a customer purchases video conferencing equipment. Because we do not sell video equipment, we have historically not been included in a number of opportunities at the point of sale. Part of our continuing strategy to ensure that Glowpoint is involved at the point of sale is to work with our indirect channels, which is mostly made up of companies that also sell video equipment. Glowpoint initiated a campaign in May 2006 to re-energize that sales channel and reestablish relationships. The sales growth through our direct and indirect channels continues to grow, with the indirect sales channel contributing the highest amount of new sales on average through 2008. Approximately 10% of new sales were realized through these channels in 2006, which grew to approximately 40% through 2007, and were over 60% on average through 2008. Our global indirect wholesale relationships, which include the “white label” branding of services, became increasingly productive in 2008. We will continue to focus sales and marketing efforts on these relationships so that they become a significant and consistent contributor to our growth going forward.

Customers

We have a stable, growing customer base of over 750 customers ranging from Fortune 100 companies to federal, state, and municipal governmental entities to businesses and service professionals (e.g., accountants and lawyers) to non-profit organizations. Our top ten current market segments at the end of 2008, listed in order of approximate contribution to revenue, are: legal and law enforcement, 18% of revenue; broadcast/media, 16%; financial services, 16%; governmental entities (local, state and federal), 8%; manufacturing, 7%; education, 5%; healthcare and medicine, 5%; engineering and construction, 4%; retail, 3%; and services (including consulting), 3%. As of the year end 2008, no single customer represents more than 10% of our revenue.

Employees

As of December 31, 2008, we had 82 full-time employees. Of these employees, 9 are involved in network and service engineering and development, 42 in customer service and operations, 18 in sales and marketing and 13 in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Competition

For the sale of our managed video application services and managed network services, we mainly compete against telecommunications carriers, VPN service providers, and videoconferencing resellers. Many of our competitors have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network resources. Telecommunications carriers, such as AT&T, Verizon Business/MCI, British Telecom (BT), Sprint and some of the regional Bell operating companies, mainly compete on the basis of offering network and a converged solution of data, voice and video. VPN service providers and smaller regional network providers, such as Masergy Communications, Virtela Communications, and SAVVIS, are all capable of supporting video over their networks, but we understand do not maintain or sell a complete managed service offering directly. Typically, these providers partner with a video service provider, such as BT Conferencing/Wire One, York Telecom, Iformata Communications, Nortel’s MNOC or BCS Global, to compete directly with us. These relationships generally are not exclusive and we have been able to partner with a number of would-be competitors with the intent of selling our video application services to be delivered over their networks. Glowpoint-enabling a third party network is one way Glowpoint may reduce the threat of competition, as it can work closely with carriers and customers to deliver video services even if Glowpoint’s network is not selected. Some videoconferencing equipment manufacturers and resellers have opted to create their own video services offering, using third party networks (such as Savvis or Masergy) or a third party managed video service providers (such as Iformata Communications, York Telecom or Nortel’s MNOC) to sell video services at the equipment point of sale. We do not believe that any of these offerings have the full range and scope of services that Glowpoint offers.

For our conferencing services, we compete against other conferencing providers, many of whom also have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network resources. In addition to the above-mentioned telecommunications carriers, competitors include audio conferencing companies that have added video functionality, such as InterCall (a subsidiary of West Corporation), ACT Teleconferencing, Providea, and BT Conferencing/Wire One. We believe these competitors are still heavily dependent on ISDN and have substantially less expertise in IP video than Glowpoint. By combining our managed video service with our conferencing services, we believe we offer significant performance and cost savings for our customers, and we believe replicating or matching our comprehensive offering is difficult, if not nearly impossible, for the competition.

We compete primarily on the basis of our:

•

full support of all industry standards and equipment manufacturers;

•

full support of all network types, regardless of whether private or public;

•

primary focus and competency on two-way video communications;

•

breadth of service offerings;

•

unique custom built applications and services;

•

global distribution and network presence;

•

technical expertise, with knowledgeable video service and training personnel;

•

commitment to world-class customer service and support; and

•

existing wholesale relationships with equipment manufacturers, global carriers, and audio/visual integrators.

More than just a provider of bandwidth for video communications, Glowpoint has developed a comprehensive approach to significantly improve video communications so that it can become an integral, mission critical tool for business communications. In addition to designing a network specifically targeted for two-way video communications, Glowpoint has continued to develop proprietary applications that ensure a high quality, reliable and easy-to-use experience. Glowpoint supports any standards-based videoconferencing equipment and, through our certification program, has developed expertise in the area of hardware interoperability across disparate technology and IP networks. Our value-added services include video operators, multi-point video conferencing (bridging), seamless connectivity from IP to ISDN (gateway services), on-line portal that allows customers to schedule conferences, interact with support teams, and access real-time billing, and call/usage details for a customer’s video environment. Our services offer customers substantially reduced transmission costs and superior video communications quality, remote monitoring and management of all video endpoint subscriber locations, video streaming, firewall transport services and VNOC support for telepresence rooms and other video endpoints/infrastructure.

We believe that our ability to compete successfully will depend on a number of factors both within and outside of our control, including the adoption and evolution of technologies relating to our business, the pricing policies of competitors and suppliers, the ability to hire and retain key technical and management personnel, the availability of adequate capital to fund our capital improvements and product development, the availability of working capital to fund our sales and marketing plans, and industry and general economic conditions.

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

Risks Relating To Our Securities

We need future capital for working capital or to fund our capital improvements and product development. If we are able to raise additional capital, it may dilute our existing stockholders or restrict our ability to operate our business. If we are unable to refinance our existing obligations, it could have a material adverse effect on the Company.

Our capital requirements continue to be significant and depend, and will continue to depend, on numerous factors, including the timing of revenues, the expense involved in development of our systems and products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. To date, we have funded those requirements from private placements, most recently in March 2009 and November/December 2008 (collectively, the “Private Placements”). The proceeds from our private placements, however, may not be sufficient to fund our future operations. We currently have no committed sources of, or other arrangements with respect to, additional financing. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.

Our consolidated financial statements are prepared assuming we are a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital and realize projected operational savings.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,896,000 and negative operating cash flows of $1,264,000 for the year ended December 31, 2008. The Company performed an evaluation of its long-lived assets and determined that there is an excess of projected cash flow on an undiscounted basis over the long-lived carrying amount.  Therefore, the Company believes that no impairment losses were required. At December 31, 2008, we had cash and cash equivalents of $1,227,000, a working capital deficit of $4,225,000 and an accumulated deficit of $185,409,000. Additionally, through December 31, 2008, $10,802,000 of the Senior Secured Notes and the accrued interest thereon have been exchanged for our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and in March 2009 the remaining $1,722,000 were either exchanged for Series A-1 Convertible Preferred Stock or purchased and retired (see Note 19 to the consolidated financial statements). We raised capital in private placements, but continue to sustain losses and negative operating cash flows. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes (see Note 5 to the consolidated financial statements for further information) and we are not adversely affected by the current economic conditions, we believe that our available capital as of December 31, 2008 will enable us to continue as a going concern through December 31, 2009.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us, we are unable to negotiate favorable terms with the authorities, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainy. The potential adjustments that might result include:

•

Substantial disposition of assets outside the ordinary course of business;

•

Externally forced revisions of our operations or similar actions; and

•

A reorganization of our business.

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

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding preferred stock or the exercise price of our outstanding warrants, resulting in dilution of our existing stockholders.

The conversion or exercise of any of our outstanding preferred stock, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our outstanding Series A-1 Preferred Stock and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. In this event, we may be required to issue more shares of common stock than previously anticipated which would result in further dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Under the terms of prior financings, including the Private Placements, a substantial number of shares of our common stock are to or were to be registered for resale. Resale of a significant number of these shares into the public market, once registered, could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

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

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, we will be required to incur dividend expense on our Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) commencing on the first anniversary following issuance until their conversion into common stock, if ever. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the OTC Bulletin Board under the symbol “GLOW”. Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued exchange listing or NASDAQ trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Our success is highly dependent on the evolution of our overall market and on general economic conditions.

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our Glowpoint network service utilizes IP (H.323) standards and provides high quality video communications. As a result, our future growth, if any, will depend on a desire for higher quality video communications and the continued trend of businesses to migrate to IP-based standards and away from the older, less reliable Integrated Services Digital Network (“ISDN”) technology. Additionally, our future growth depends on acceptance and adoption of video communications. There can be no assurance that the market for our services will grow, that our services will be adopted, that customers will desire higher quality, or that businesses will use IP-based videoconferencing equipment or our IP subscriber network. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

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

We are actively considering whether to sell, transfer or just discontinue our ISDN resale business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004 (formerly known as “NuVision”). While we resell ISDN services to many customers, in the year ended December 31, 2008, approximately 41% of our resold ISDN revenues, or approximately $921,000, were from Tandberg, which was approximately 3.8% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has been transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which may occur at any time. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

If our actual liability for sales and use taxes and regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, we have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. If so, it may materially impact our financial condition, negatively if we underestimated our liability or positively if we overestimated our liability.

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

We may not be able to protect the rights to our intellectual property

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent or patent application. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that: any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Additionally, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.  Due to resource constraints, we have limited our efforts on obtaining patents to the United States and no longer seek patents in any foreign jurisdiction.

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

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our partners’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our network infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot assure you that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

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

The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, Verizon Business/MCI, Sprint, BT Conferencing/WireOne, Cisco and Hewlett-Packard, have entered into the video communications industry. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

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

As we expand our Glowpoint managed network services and its use, any system failures or interruptions may cause loss of customers.

Our success depends, in part, on the seamless, uninterrupted operation of our Glowpoint managed network services and on the management of traffic volumes and route preferences over our network. As we continue to expand these services, and as traffic volume continues to increase, we will face increasing demands and challenges in managing them. Any prolonged failure of these services or other systems or hardware that cause significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial loss.

We may be unable to adequately respond to rapid changes in technology.

The market for our Glowpoint managed video services and related services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing managed video services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our managed video services are unable to meet expectations or unable to keep pace with technological changes in the video communication industry, our managed video services could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our managed video services as improvements in video communication technologies are introduced. In the event that other companies develop more technologically advanced networks, our competitive position relative to such companies would be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 17,400 square feet of leased office space and 3,000 square feet of leased warehouse facilities. Our lease currently expires on the earlier of December 31, 2010 and six months following notice that we intend to vacate the premises. The base rent for the premises is currently approximately $226,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center. In addition to our headquarters, we lease a technical facility (i) in Ventura, California that houses our Bridging Services group, help desk and technical personnel in approximately 3,500 square feet, the base rent of which is approximately $54,000 per annum, and (ii) in Conshohocken, Pennsylvania that houses our Dedicated Support Services Group in approximately 3,600 square feet, the base rent of which is approximately $86,000 per annum. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.  Legal Proceedings

We are not currently defending any suit or claim.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Since September 19, 2007, Glowpoint’s securities have been traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GLOW”. From October 5, 2005 until inclusion on the OTCBB, there was no established public trading market of Glowpoint’s common stock and sales of Glowpoint’s securities were reported on the Pink Sheets under the symbol “GLOW.PK”. On October 5, 2005, Glowpoint’s securities were delisted from the NASDAQ Stock Market. In the future, if we satisfy the listing criteria, we may apply for listing on either the NASDAQ or the American Stock Exchange, though there is no assurance that we will be accepted for listing and, if accepted for listing, an active market for our securities will develop in the future.

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2007 and 2008, based upon information obtained from the Pink Sheets for the period before September 19, 2007 and from the OTCBB for the period on and after September 19, 2007. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2007
First Quarter	$0.74	$0.38
Second Quarter	0.78	0.47
Third Quarter	0.85	0.50
Fourth Quarter	0.75	0.40

Year Ended December 31, 2008
First Quarter	$0.65	$0.41
Second Quarter	0.71	0.44
Third Quarter	0.64	0.42
Fourth Quarter	0.50	0.20

On March 27, 2009, the closing sale price of our common stock was $0.37 per share as reported on the OTCBB, and 47,510,063 shares of our common stock were held by approximately 221 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2008.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2008. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for directors and consultants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	4,922,667	$1.28	1,348,837
Equity compensation plans not approved by security holders	50,000	$2.98	—
Total	4,972,667	$1.31	1,348,837

Item 6.    Selected Financial Data

The following summary of selected consolidated financial information, with respect to the years ended December 31, 2008 and 2007 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this document. With respect to the year ended December 31, 2006 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes filed on Form 10-K filed on March 27, 2008.  The historical results presented below are not necessarily indicative of future results (000’s omitted).

Consolidated Statement of Operations Information:	Years Ended December 31,
	2008	2007	2006
Revenue	$24,537	$22,792	$19,511
Cost of revenue	14,337	15,234	13,583
Gross margin	10,200	7,558	5,928
Operating expenses:
Research and development	1,063	855	816
Sales and marketing	3,710	3,106	2,570
General and administrative	8,634	8,218	11,049
Total operating expenses	13,407	12,179	14,435
Loss from operations	(3,207)	(4,621)	(8,507)
Interest and other expense (income):
Interest expense, including $141, $261, and $0, respectively, for Insider Purchasers	4,535	6,043	3,969
Amortization of deferred financing costs, including $46, $14, and $0, respectively, for Insider Purchasers	448	531	389
Loss on extinguishment of debt, including $99 for Insider Purchasers	1,816	—	—
Decrease in fair value of derivative financial instruments' liability, including $86, $440, and $0, respectively, for Insider Purchasers	(2,673)	(5,665)	(1,992)
Interest income	(18)	(59)	(83)
Total interest and other expense (income), net	4,108	850	2,283
Net loss	(7,315)	(5,471)	(10,790)
Gain on redemption of preferred stock	2,419	799	—
Preferred stock dividends	—	(252)	—
Net loss attributable to common stockholders	$(4,896)	$(4,924)	$(10,790)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.11)	$(0.24)
Weighted average number of common shares and share equivalents outstanding:
Basic and diluted	46,477	46,735	46,242

Balance Sheet Information:	December 31,
	2008	2007	2006
Cash and cash equivalents	$1,227	$2,312	$2,153
Working capital deficit	(4,225)	(9,092)	(11,868)
Total assets	7,177	8,562	8,393
Long-term debt (including current portion)	1,715	7,231	4,326
Total stockholders’ deficit	$(3,213)	$(17,172)	$(11,591)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007 and the notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.  The Company operates in one segment and therefore segment information is not presented.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties are discussed below and elsewhere in this Form 10-K, particularly in the Item 1A, “Risk Factors ”, and include market acceptance and availability of new video communication services, rapid technological change affecting demand for our services, competition from other video communication service providers, deteriorating economic conditions, our ability to further extend the maturity date or refinance the Senior Secured Notes and the Senior Secured Interest Notes, and the availability of sufficient financial resources to enable us to pay our existing obligations and expand our operations, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of advanced video communications solutions.  Our suite of advanced and robust telepresence and video communications solutions enable organizations to communicate with each other over disparate networks and technology platforms – empowering business, governmental agencies and educational institutions to sharply boost the impact and productivity of their internal and external communications while at the same time reducing their on-going operating costs.  We support thousands of video communications systems in over 35 countries with our 24/7 managed video services, powering Fortune® 500 companies, major broadcasters, as well as global carriers and video equipment manufacturers and their customers around the world.

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing or telepresence equipment purchased, or the network connecting it, Glowpoint provides the managed services to make it work. In doing so, we offer a vast array of video communications solutions, including video application services, video operations services (VNOC) for telepresence, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality two-way video communications. With the advent of HD (High Definition) and telepresence solutions, we combined various components of our features and services, and developed new ones, to create a comprehensive service offering for enterprises and their end users that can support any of the telepresence products on the market today. Glowpoint also wholesales these services and provides private-labeled branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s video communications solutions involve two major components, the Glowpoint managed video applications services and the Glowpoint managed network services. Glowpoint has focused its sales and marketing efforts on the managed video application services, which are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport.  Glowpoint’s services for telepresence are in increased demand because they address the need for a single point of contact to provide monitoring, scheduling, support, and management of telepresence rooms and the associated equipment.  Additionally, companies look to Glowpoint as a resource to provide secure business-to-business (B2B) support when using the video systems to communicate beyond their internal enterprise use. Our Telepresence inter-Exchange Network (TEN) is a suite of services and applications designed to overcome the challenges of using video outside of a company's private network, such as interconnectivity and interoperability, and we believe will be a critical component for enhanced B2B video communications. Our managed video application services are sold as a monthly subscription service and may also include Glowpoint managed network services as an option.

According to some industry analysts, market research by IDC and published Cisco white papers, the network services side of the videoconferencing industry (currently dominated by network providers) and managed services (such as video operations and multi-point conferencing) is anticipated to grow to $1 billion in 2010 and grow to more than $4 billion globally over the next few years. Further market data continues to support these projections, with some exceeding the numbers when considering the economic crisis and its impact on video usage and adoption. Glowpoint continues to focus on securing a prominent place in this burgeoning industry to capitalize on the increased demand for its services.

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

Revenue Recognition

We recognize subscription revenue when the applicable services have been performed. Revenues billed in advance are deferred until the revenue has been earned.  Other service revenue, including amounts related to surcharges charged by our carriers related to the Glowpoint managed network service and the multi-point video and audio bridging service, is recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twelve to twenty-four month estimated life of the customer relationship. At December 31, 2008 and 2007, we had deferred activation fees of $325,000 and $330,000, respectively, and related deferred installation costs of $75,000 and $67,000, respectively. Revenue related to integration services is recognized at the time the services are performed and presented in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Revenues derived from other sources are recognized when services are provided or events occur.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the estimated life of customer relationships, and the estimated lives and recoverability of property and equipment.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the current financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, we write off the receivable against the allowance.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.  The Company performed an evaluation of its long-lived assets and determined that there is an excess of cash flow over the long-lived carrying amount.  Therefore, the Company believes that no impairment losses were required in any of the periods presented.

Results of Operations

The following table sets forth, for the two years in the period ended December 31, 2008, the percentages of revenues represented by selected items reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	58.4	66.8
Gross margin	41.6	33.2
Operating expenses:
Research and development	4.3	3.8
Sales and marketing	15.1	13.6
General and administrative	35.2	36.0
Total operating expenses	54.6	53.4
Loss from operations	(13.0)	(20.2)
Interest and other expense (income):
Interest expense, including 0.6% and 1.2%, respectively, for Insider Purchasers	18.5	26.6
Amortization of deferred financing costs, including 0.2% and 0.1%, respectively, for Insider Purchasers	1.8	2.3
Loss on extinguishment of debt, including 0.4% for Insider Purchasers	7.4	—
Decrease in fair value of derivative financial instruments’ liability, including 0.4% and 1.9%, respectively, for Insider Purchasers	(10.9)	(24.9)
Interest income	(0.1)	(0.3)
Total interest and other expense (income), net	16.7	3.7
Net loss	(29.7)	(23.9)
Gain on redemption of preferred stock	9.9	3.5
Preferred stock dividends	—	(1.1)
Net loss attributable to common stockholders	(19.8)%	(21.5)%

Year ended December 31, 2008 (the “2008 year”) compared to year ended December 31, 2007 (the “2007 year”)

Revenue - Revenue increased $1,745,000, or 7.7%, in the 2008 period to $24,537,000 from $22,792,000 in the 2007 period.  We have separated our revenue into Core Revenue and Non-core Revenue.  Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan.  These non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

Our “Core Revenue” includes:

•

Subscription and related services, which includes VNOC Support Services (described above), a new revenue stream for 2008, represent about 71% of our total current revenue and is generally tied to contracts of 12 months or more;

•

Multi-point Bridging, which represents about 16% of our total current revenue and is a usage based service where we enable customers to have video meetings with multiple locations on the screen at one time; and

•

Events and Professional Services, which represent about 2% of our total current revenue and is revenue derived from non-recurring services (e.g., the professional football draft event) or from providing professional services to develop custom solutions.

Our “Non-core Revenue” includes:

•

ISDN resale business, which represents about 9% of our total current revenue.  We do not actively pursue more ISDN resale business and have actively sought to reduce the amount of low margin revenue from this line of business; and

•

Integration services, which include integrating various hardware components, or procuring hardware components for our customers, to support our managed video services. In most cases, we provide integration services as a “pass-through” or at low margin in order to facilitate the completion of the project on behalf of our customer. We do not actively pursue this type of revenue.

	Year Ended December 31,
Revenue	2008	2007	Increase (Decrease)	% Change
Core revenue:
Subscription and related revenue (1)	$17,472	$15,368	$2,104	13.7%

Non-subscription revenue:
Bridging (2)	3,924	3,387	537	15.9%
Special events and professional services (3)	546	395	151	38.2%
	21,942	19,150	2,792	14.6%
Non-core revenue:
Integration services for a broadcast customer (4)	350	973	(623)	(64.0%)
ISDN resale revenue (5)	2,245	2,669	(424)	(15.9%)
	2,595	3,642	(1,047)	(28.7%

Total revenue	$24,537	$22,792	$1,745	7.7%

(1)  The increased subscription and related revenue is caused by increases in installed subscription circuits, revenue per circuit and VNOC support services which started in the 2nd quarter of 2008.

(2)  The increased bridging services revenue was a result of a concerted effort by the Company to grow revenue from bridging services.

(3)  The increased special events and professional services revenue was a result of new events and a development project for a potential VNOC customer.

(4)  In the 2008 year the Company provided integration services on equipment required by a VNOC customer and a broadcast customer and in the 2007 year a broadcast customer as part of the implementation of their subscription agreements.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of these customers and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to the customers at cost and the related costs are included in cost of revenue.

(5)  We continue to consider alternatives with respect to our ISDN resale business, including without limitation whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, Inc. (“Tandberg”), from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2008, 41% of our resold ISDN revenues, or $921,000, were from Tandberg, which was 3.8% of our total gross revenues. Pursuant to the terms of the April 2004 purchase, as amended, Tandberg was contractually obligated to exclusively purchase certain enumerated services from us through January 31, 2007. While Tandberg has continued to purchase services from us after January 31, 2007, Tandberg has been transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we expect our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenues - Cost of revenue decreased by $897,000, or 5.9%, to $14,337,000 in the 2008 year from $15,234,000 in the 2007 year.   The primary decrease was a reduction of $614,000 in costs for integration services on equipment required by broadcast customers, discussed in the Revenue section.  In the 2008 year, there were $308,000 of integration costs versus $922,000 in the 2007 year.  We also realized $506,000 of savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and a $211,000 reduction in depreciation costs. These savings were partially offset by $424,000 of increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing.

The components of cost of revenues and their percentage of revenues for the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	% of 2008 Revenues	2007	% of 2007 Revenues
Telecommunication carrier charges	$9,901	40.3%	$10,380	45.6%
Sales taxes and regulatory fees	1,818	7.4%	1,845	8.1%
Depreciation	923	3.8%	1,134	5.0%
Salaries and benefits	1,051	4.3%	728	3.2%
General overhead costs	336	1.4%	225	1.0%
Integration costs	308	1.3%	922	4.0%
Total for the year	$14,337	58.5%	$15,234	66.9%

Gross margin - Gross margin increased by $2,642,000, or 35.0%, to $10,200,000 from $7,558,000 in the 2008 year.  The savings discussed in the Cost of Revenue section and the additional revenue caused our gross margin to increase to 41.6% in the 2008 year from 33.2% in the 2007 year.  Excluding the broadcast customers integration transactions our gross margin percentage is 42.0% and 34.5% in the 2008 year and 2007 year, respectively. Since the cost of revenue decreased primarily from the renegotiation of rates and the migration of service, the rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Research and development - Research and development expenses, which include the costs of the personnel in this group, the equipment they use and their use of the network for development projects, increased by $208,000, or 24.3%, to $1,063,000 in the 2008 year from $855,000 in the 2007 year.  The increase was a result of a reduction of $117,000 in the 2008 year of capitalized software development costs related to our “Customer Connect” software that is to be sold, leased or licensed to third parties in the future and increases of $83,000 in salaries and benefits and contract employees.    Research and development expenses, as a percentage of revenue, were 4.3% for the 2008 year versus 3.8% for the 2007 year.

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, increased $604,000, or 19.4%, to $3,710,000 in the 2008 year from $3,106,000 in the 2007 year.  The primary components of the increase were $226,000 for salaries and benefits as a result of new employees for bridging and general salespeople, $162,000 for agent commissions, $81,000 in travel and entertainment costs, $62,000 for consultant fees, $61,000 for marketing and trade show expenses and $37,000 for communication costs.  These increases were partially offset by reductions of $45,000 for contract employees.   Sales and marketing expenses, as a percentage of revenue, were 15.1% for the 2008 year versus 13.6% for the 2007 year.

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology increased $416,000, or 5.1%, in the 2008 year to $8,634,000 from $8,218,000 in the 2007 year.  The primary components of the increases were $486,000 for increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing, $310,000 of sales and use taxes and regulatory fees that reflect a settlement with a state, $229,000 for receivable accounts that were written off and for an increase in the allowance for doubtful accounts to reflect the current economic conditions and $79,000 of maintenance and repairs. These increases were partially offset by reductions of $388,000 in professional fees primarily related to the restatements of 2004 and 2005 financial statements and $299,000 in deferred compensation.  General and administrative expenses, as a percentage of revenue, were 35.2% in the 2008 year versus 36.0% in the 2007 year.

Interest and other expense (income) – Interest and other expense of $4,108,000 principally reflects interest expense of $4,535,000 comprised of $2,732,000 for the accretion of the discount related to the Senior Secured Notes, $1,420,000 of accrued but unpaid interest expense related to the Senior Secured Notes and $283,000 of accrued interest expense related to the sales and use taxes and regulatory fees, $78,000 of interest related to capital leases and $22,000 of other interest.  Since there was a substantial modification of the terms of the Senior Secured Notes in the 2008 Private Placement a loss of $1,816,000 was generated on the extinguishment of debt.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $448,000.  Those expenses are partially offset by $2,673,000 decrease in fair value of derivative financial instruments’ liability and $18,000 of interest income.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the years ended December 31, 2008 and 2007.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss increased by $1,844,000, or 33.7%, to $7,315,000 in the 2008 year from $5,471,000 in the 2007 year.

Gain on redemption of preferred stock – As a result of the Preferred Stock Exchange in November 2008, we recognized a gain for the $2,419,000 excess of Series C Carrying Amount over the Series A Fair Value during 2008.  As a result of the Preferred Stock Exchange in September 2007 we recognized a gain for the $799,000 excess of Series B Carrying Amount over the Series C Fair Value during 2007.  For earnings per share calculations this gain, though credited to Paid in Capital, reduces the net loss attributable to common stockholders.

Preferred stock dividends - We recognized preferred stock dividends of $0 and $252,000 for the 2008 year and 2007 year, respectively.  The decrease in 2008 preferred stock dividends results from the September 2007 issuance of 474.8126 shares of a new Series C Preferred Stock, which does not pay dividends, in exchange for all of our then issued and outstanding Series B Preferred Stock which bore 12% dividends.  For earnings per share calculations these dividends, though charged to Paid in Capital, increases the net loss attributable to common stockholders.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $4,896,000 or $0.11 per basic and diluted share in the 2008 year.  For the 2007 year, the net loss attributable to common stockholders was $4,924,000, or $0.11 per basic and diluted share.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception, including a net loss attributable to common stockholders of $4,896,000 and negative operating cash flows of $1,264,000 for the year ended December 31, 2008.  The Company performed an evaluation of its long-lived assets, however, and determined that there is an excess of projected cash flow on an undiscounted basis over the long-lived carrying amount. Therefore, the Company believes that no impairment losses were required.  At December 31, 2008, we had cash and cash equivalents of $1,227,000, a working capital deficit of $4,225,000 and an accumulated deficit of $185,409,000. Additionally, through December 31, 2008, $10,802,000 of the Senior Secured Notes and the accrued interest thereon have been exchanged for our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and in March 2009, the remaining $1,722,000 were either exchanged for Series A-1 convertible preferred stock or purchased and retired (see below). We raised capital in the private placements (see below and Note 19 to the consolidated financial statements), but continue to sustain losses and negative operating cash flows. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes (see Note 5 to the consolidated financial statements for further information) and we are not adversely affected by the current economic conditions, we believe that our available capital as of December 31, 2008 will enable us to continue as a going concern through December 31, 2009. There are no assurances, however that we will be able to negotiate favorable terms with the authorities, that we will be able to raise additional capital as needed upon acceptable terms, or that the current economic conditions will not negatively impact us. If the current economic conditions negatively impact us, we are unable to negotiate favorable terms with the authorities, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Private Placement Transactions

Over the last three years, with the most recent transaction occurring in March 2009 (the “2009 Private Placement”), the Company has entered into several private placement transactions raising (i) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes, which by March 2009 were ultimately exchanged for shares of the Company’s newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) and (ii)  gross proceeds of $3,625,000 by selling additional shares of preferred stock which ultimately became shares of the Series A-1 Preferred Stock.  In connection with those transactions the Company also exchanged shares of its previously issued preferred stock for ultimately, shares of Series A-1 Preferred Stock.

The Company’s equity following the 2009 Private Placement and some other transactions (as described in Note 19 to the Company’s financial statements for the year ended December 31, 2008) consists of (i) common stock, (ii) Series A-1 Preferred Stock, which is convertible into common stock, (iii) options to acquire common stock, and (iv) warrants to acquire common stock.  The following is a summary of the activity of the Company’s shares of common stock and common stock equivalents as of December 31, 2008 and March 27, 2009 and in the interim period (000’s omitted):

	December 31, 2008	2009 Private Placement	Other Transactions	March 27, 2009
Common Shares Outstanding	46,810	-	700	47,510
Options (Note 1)	4,973	-	432	5,405
Warrants	40,917	3,345	-	44,262
Series A-1 Preferred Shares	37,898	7,189	-	45,087
Total	130,598	10,534	1,132	142,264

The following briefly describes the Senior Secured Notes and preferred stock as of December 31, 2008 and March 27, 2009 and the chronological history of the transactions affecting these securities during the last three years which description is qualified in its entirety by reference to the provisions of the applicable exhibits to the Company's Form 8-K’s filed with the Securities and Exchange Commission on various dates.

Senior Secured Notes and Series A Preferred Stock as of December 31, 2008

As of December 31, 2008, there were $1,722,000 of Senior Secured Notes outstanding.  On March 16, 2009 all of these Senior Secured Notes were exchanged for shares of Series A-1 Preferred Stock.  Until exchanged in March 2009, the Senior Secured Notes bore interest at 16% per annum, matured on September 30, 2010 and were convertible into common stock at a conversion price of $0.50 per share (x) at any time at the holder’s election or (y) automatically if the closing bid price (as defined in the Senior Secured Notes) of the Company’s common stock exceeds $1.25 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for twenty (20) consecutive trading days.  We had the option to pay the accrued interest for the Senior Secured Notes in cash or additional Senior Secured Notes.  To date, all interest payments have been made by issuing additional Senior Secured Notes.

As of December 31, 2008, there are 3,790 shares of the Series A Convertible Preferred Stock (“Series A Preferred Stock”) (outstanding with a fair value of $11,574,000).  Each share of Series A Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  As of December 31, 2008 the Stated Value of the Series A Preferred Stock is $28,423,000.  Each share of Series A Preferred Stock is convertible into 10,000 shares of common stock. The Series A Preferred Stock is senior to all other classes of equity and, after the first anniversary of issuance (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly in cash, based on the Stated Value.  After the Dividend Grace Period and so long as any of the Company’s Senior Secured Notes remain outstanding, dividends shall accrue quarterly and will not be paid.  The Series A Preferred Stock contains provisions providing weighted average anti-dilution protection.  In the March 2009 Private Placement these shares of Series A Preferred Stock were exchanged for shares of the Series A-1 Preferred Stock.

In the March 2009 Private Placement all of the Series A Preferred Stock were exchanged for Series A-1 Preferred Stock. Each share of Series A-1 Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-1 Preferred Stock is senior to all other classes of equity, has weighted average anti-dilution protection and, after the first anniversary of the Issuance Date (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Stated Value.  After the Dividend Grace Period, all dividends shall be payable (i) if on or before September 30, 2010, at the Company’s option in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date and (ii) if after September 30, 2010, at the option of the holder in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.  The “Issuance Date” is defined as the original issuance date of the Series A-1 Preferred Stock, except for shares of Series A-1 Preferred Stock issued upon the exchange of Series A Preferred Stock pursuant to the Series A Preferred Consent and Exchange Agreement (see below), in which case the “Issuance Date” is the date of issuance of the Series A Convertible Preferred Stock (i.e., either November 25, 2008 or December 31, 2008). Except for when dividends are payable, the Series A-1 Preferred Stock is the same as the Series A Preferred Stock created in November 2008.

March and April 2006 Private Placements

In March and April 2006, we issued Senior Secured Notes and warrants to purchase common stock in a private placement to accredited investors (the “2006 Private Placements”). In the 2006 Private Placement, we issued $6,180,000 of our Senior Secured Notes and Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share.  In connection with the 2008 Private Placements (defined below), the exercise price of the Series A warrants has been adjusted to $0.40 per share and some of which were exchanged for Series A-3 warrants.  The warrants are subject to certain anti-dilution protection.

In the 2006 Private Placements we also agreed to reduce the exercise price of previously issued warrants to purchase 3,625,000 shares of common stock held by the investors in this private placement to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date.  The new weighted average expiration date of the warrants was 3.5 years from a previous weighted average expiration date of 2.9 years.  In addition, we issued to the designees and assigns of Burnham Hill Partners (“BHP”) placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share.  All of the warrants issued are subject to certain anti-dilution protection.  The $5,585,000 net proceeds from the 2006 Private Placements were used to support our corporate restructuring program and for working capital.

September 2007 Private Placement

In September 2007, we issued $3,538,000 of additional Senior Secured Notes and warrants in a private placement (the “2007 Private Placement”), the investors of which included (but were not limited to) some of the holders of our then outstanding Senior Secured Notes and participating Glowpoint officers and directors, which included Michael Brandofino, Aziz Ahmad, Bami Bastani, Edwin F. Heinen, Joseph Laezza and David W. Robinson.  The Senior Secured Notes and other transaction documents provided that the participating Glowpoint officers and directors were not entitled to all of the rights and benefits available to the other purchasers upon the occurrence of certain events, including, but not limited to, an event of default, the failure by Glowpoint to achieve specified EBITDA levels (see 2008 Private Placements for changes related to the EBITDA covenants).   Of the $3,538,000 raised, the Company paid a placement agent fee of $283,000 and received net proceeds of $3,230,000.  In this transaction, we issued $3,538,000 aggregate principal amount of our Senior Secured Notes and Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share.  In connection with the November 2008 private placement, the exercise price of the Series A-2 warrants has been adjusted to $0.40 per share and some of which were exchanged for Series A-3 warrants.  The Series A-2 warrants are exercisable for a period of five years.

Also in the 2007 Private Placement, pursuant to an Exchange Agreement, we issued an aggregate of 474.8126 shares of a new Series C convertible preferred stock (the “Series C Preferred Stock”) in exchange for cancelling all of our issued and outstanding Series B Preferred Stock, cancelling $1,098,000 of accrued but unpaid dividends due on the Series B Preferred Stock, and surrendering 1,525,000 shares of common stock held by North Sound Capital LLC entities.  Each share of Series C Preferred Stock, par value $0.0001 per share, had a liquidation preference equal to its stated value, which was $10,000 per share, and was convertible at the holder’s election into 10,000 shares of common stock, subject to adjustment.  The Series C Preferred Stock would automatically convert to common stock after the closing bid and ask prices of our common stock exceeds $2.00 (as adjusted for stock splits, stock dividends, combinations and similar transactions) for a period of ten consecutive trading days.   In the 2008 Private Placement, all of the shares of the Series C Preferred Stock were exchanged for shares of Series A Preferred Stock.

Also in the 2007 Private Placement, we amended the terms of our then outstanding Senior Secured Notes to, among other things, extend the maturity date to March 31, 2009 from September 30, 2007.  We also (i) amended the outstanding Series A warrants, to amend certain definitions; (ii) amended the Registration Rights Agreement, dated March 31, 2006, which amendment (x) included among the registrable securities the shares issuable upon conversion of the Senior Secured Notes issued on September 21, 2007, conversion of the Series C Preferred Stock and the exercise of the Series A-2 warrants and (y) provided Glowpoint additional time to file the required registration statement and cause its effectiveness; and (iii) amended the Security Agreement, dated March 31, 2006, to include as Permitted Liens (as defined therein) equipment purchase money financing and a credit facility collateralized by up to $1,000,000 of receivables.  In consideration for amending the then outstanding Senior Secured Notes and other transaction documents, we issued Series A-2 warrants to the noteholders to purchase an aggregate of 4,772,822 shares of common stock (which represented thirty-three (33%) percent of the shares of common stock issuable upon conversion of the existing Senior Secured Notes.

BHP acted as placement agent for the 2007 Private Placement and acted as financial advisor for the other transactions occurring on September 21, 2007 and received a cash fee of $283,000, which equaled eight (8%) percent of the gross proceeds we received.  We also issued warrants to the designees and assignees of BHP to purchase (i) 566,080 shares of common stock at an exercise price of $0.55 per share and (ii) 250,000 shares of common stock at an exercise price of $0.65 per share (collectively, the “2007 BHP Warrants”).   In connection with the 2008 Private Placements, the exercise price of the 2007 BHP Warrants was adjusted to $0.40 per share and some of which were exchanged for Series A-3 warrants.

In December 2007, in light of, among other things, changes to Rule 144 of the Securities Act, we amended the Registration Rights Agreement to eliminate any requirement to register any shares other than those issuable upon exercise of the Series A, Series A-2, placement agent and advisory warrants, which effectively eliminated the right of the holders of the Senior Secured Notes to demand that the Company pay such holders an amount of cash, calculated in the Senior Secured Notes. Accordingly, the Company thereafter no longer accounted for the beneficial conversion feature as a derivative liability.  Therefore, in December 2007, the Company eliminated the $2,778,000 derivative liability related to the beneficial conversion feature that had been accrued as of that date.

November and December 2008 Private Placements

In November and December 2008, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the derivative liabilities, extend the maturity date of the remaining Senior Secured Notes and limit the related interest rate (the “2008 Private Placements”).   The following is a summary of the components of the 2008 Private Placement transactions.

In November 2008, the Company received $1,825,000 of gross proceeds in an initial closing (the “Initial Closing”) of a private placement of 456 shares of Series A Preferred Stock and Series A-3 warrants to acquire an aggregate of 2,281,000 shares of common stock pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the “2008 Purchase Agreement”). Pursuant to the 2008 Purchase Agreement, the Company may sell additional shares of Series A Preferred Stock and Series A-3 warrants in one or more subsequent closings that may occur during the 90-day period following the Initial Closing, up to a maximum offering amount of $8,000,000.  There can be no assurance, however, that the Company will raise any additional funds following the Initial Closing.  The Series A-3 warrants have an exercise price of $0.40 per share, contain provisions providing weighted average anti-dilution protection and are exercisable for a period of five years.  In accordance with the terms of that certain Registration Rights Agreement dated November 25, 2008 and amended on February 19, 2009, we are obligated to file a registration statement within 90 days after written request by at least two-thirds of the shares underlying the Series A-3 warrants, registering for resale the shares of common stock issuable upon exercise of the Series A-3 warrants.   As of the date of this filing we have not received any such request for registration.

Also in November 2008, the Company issued 1,880 shares of its Series A Preferred Stock and Series A-3 warrants to acquire 9,401,000 shares of common stock in exchange for $7,521,000 of the Company’s Senior Secured Notes, which represented all but $4,931,000 of the Company’s then outstanding Senior Secured Notes (the “Retained Notes”).  All of the Senior Secured Notes held by the Insider Purchasers were exchanged in the transaction.  The Insider Purchasers have the same rights as the remaining holders of the Series A Preferred Stock, since there are no terms or conditions in the Series A Preferred Stock which are impacted by the results of the Company. Pursuant to an Amendment No. 2 to Senior Secured Notes, the Retained Notes were amended to, among other things, (i) extend the maturity date from March 31, 2009 to September 30, 2010, (ii) delete the provision providing that the Company achieve a certain Minimum Adjusted EBITDA levels (as defined therein), (iii) fix the interest rate at 16% per annum, and (iv) provide that no cash bonuses will be awarded to Company management in 2008 or for 2008 performance and no future cash bonuses, options or restricted stock awards will be granted until (x) the Company has realized two quarters of positive operating income and (y) the Company has a reasonable expectation of realizing positive operating income in the quarter in which any such grant is made, all as determined in accordance with U.S. GAAP. Such amendment was executed by holders holding $1,752,000 of Retained Notes.  In connection with amending the remaining $3,179,000 of the Retained Notes, the Company issued Series A-3 warrants to purchase 2,384,000 shares of common stock.

In December 2008, the Company issued 820 shares of its Series A Preferred Stock and Series A-3 warrants to acquire 2,976,000 shares of common stock in exchange for $3,281,000 of the Company’s Senior Secured Notes, which represents all but $1,722,000 of the Company’s then outstanding Senior Secured Notes. The terms of this exchange were substantially similar to the terms of the Company’s note exchange that closed on November 25, 2008.

Pursuant to that certain Series C Preferred Consent and Exchange Agreement, dated November 25, 2008, the holders of the Company’s Series C Convertible Preferred Stock (i) consented to the creation of the Series A Preferred Stock and (ii) were issued an aggregate of 633 shares of Series A Preferred Stock, which had a Stated Value of $4,748,100, in exchange for the outstanding 474.81 shares of Series C Convertible Preferred Stock, which also had a Stated Value of $4,748,100.

Pursuant to that certain Amendment to Warrants to Purchase Shares of Common Stock of Glowpoint Agreement, dated November 25, 2008, the holders of 19,525,000 Series A, A-2, placement agent and advisory warrants to purchase shares of common stock of the Company agreed to eliminate the provisions of their warrant agreements which required the Company to account for a derivative liability. In consideration for the elimination of the derivative liability, we reduced the exercise price of those warrants to $0.40 from a weighted average price of $0.63 and extended the expiration date five years (to November 25, 2013) from a weighted average expiration date of 2.8 years.

BHP, acted as placement agent for the private placements and acted as financial advisor for the other transactions disclosed herein and received a fee of $128,000 for the November 2008 transaction, which equaled seven (7%) percent of the gross proceeds received by the Company in the Initial Closing.  In the December 2008 transaction BHP was entitled to a fee of $150,000 in cash,

$75,000 of which was payable within three business days following the closing of the transaction and the remaining $75,000 was payable upon closing a subsequent capital raise with gross proceeds to the Company of at least $1,000,000.   In connection with the 2008 Private Placements, the Company also issued advisory warrants to BHP and/or its designees and assignees to purchase 1,000,000 shares of common stock at an exercise price of $0.40 per share and agreed to consolidate all prior warrant issuances to BHP, its designees and assignees, into a single warrant per such holder with the same terms as the Series A-3 warrants.

The foregoing brief descriptions of the 2008 Private Placements are qualified in their entirety by reference to the provisions of the applicable exhibits to the Company's Form 8-K’s filed with the Securities and Exchange Commission on November 26, 2008 and January 5, 2009.

March 2009 Private Placement

On March 16, 2009, the Company entered into a series of transactions that resulted in the Company raising additional working capital, exchanging or repaying all of its outstanding senior secured convertible promissory notes, and exchanging all of its Series A Convertible Preferred Stock for a newly-created Series A-1 Convertible Preferred Stock.  As a result, the Company is debt-free (other than normal course trade payables and existing capital lease obligations) and has a single class of preferred stock outstanding.

Pursuant to that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated March 16, 2009 (the “2009 Purchase Agreement”), the Company received $1,800,000 of gross proceeds in an initial closing (the “Initial 2009 Closing”) of a private placement of 450 shares of its newly-created Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and amended Series A-3 warrants to acquire 2,250,000 shares of common stock. Pursuant to the 2009 Purchase Agreement, the Company may sell additional shares of Series A-1 Preferred Stock and Series A-3 warrants in one or more subsequent closings that may occur during the 90-day period following the Initial 2009 Closing, up to a maximum offering amount of $4,000,000. There can be no assurance, however, that the Company will raise any additional funds following the Initial Closing.

The Series A-3 warrants have an exercise price of $0.40 per share, contain provisions providing weighted average anti-dilution protection and are exercisable for a period of five years.  In accordance with the terms of that certain Registration Rights Agreement dated November 25, 2008 and amended on February 19, 2009, we are obligated to file a registration statement within 90 days after written request by at least two-thirds of the shares underlying the Series A-3 warrants, registering for resale the shares of common stock issuable upon exercise of the Series A-3 warrants.   As of the date of this filing we have not received any such request for registration.

Each share of Series A-1 Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-1 Preferred Stock is senior to all other classes of equity, has weighted average anti-dilution protection and, after the first anniversary of the Issuance Date (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Stated Value. After the Dividend Grace Period, all dividends shall be payable (i) if on or before September 30, 2010, at the Company’s option in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date and (ii) if after September 30, 2010, at the option of the holder in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.  The “Issuance Date” is defined as the original issuance date of the Series A-1 Preferred Stock, except for shares of Series A-1 Preferred Stock issued upon the exchange of Series A Preferred Stock pursuant to the Series A Preferred Consent and Exchange Agreement (see below), in which case the “Issuance Date” is the date of issuance of the Series A Convertible Preferred Stock (i.e., either November 25, 2008 or December 31, 2008). Except for when dividends are payable, the Series A-1 Preferred Stock is the same as the Series A Preferred Stock created in November 2008.

Pursuant to that certain Note Exchange Agreement, dated March 16, 2009, the Company issued 269 shares of its Series A-1 Preferred Stock and Series A-3 warrants to acquire 595,000 shares of common stock in exchange for $1,076,000 of the Company’s Senior Secured Notes, which represented all but $713,000 of the Company’s then outstanding Senior Secured Notes (the “Remaining Notes”). The Remaining Notes were purchased for $750,000 and retired by the Company pursuant to that certain Securities Purchase Agreement, dated March 16, 2009, which prepayment was funded from the sale of securities in the Initial 2009 Closing. Therefore, there are no Senior Secured Notes outstanding.

Pursuant to that certain Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, the holders of the Company’s Series A Preferred Stock (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock.

BHP, acted as placement agent for the 2009 Private Placement and acted as financial advisor for the other transactions disclosed herein and received a fee of $126,000, which equaled seven (7%) percent of the gross proceeds received by the Company in the Initial 2009 Closing.  The Company also paid BHP an additional $75,000 which was payable in connection with fees earned in an earlier transaction that were deferred until the 2009 Private Placement.

The foregoing brief descriptions of the 2009 Private Placements are qualified in their entirety by reference to the provisions of the applicable exhibits to the Company's Form 8-K’s filed with the Securities and Exchange Commission on March 19, 2009.

Calculation of Fully Diluted Shares

The Company’s equity consists of (i) common stock, (ii) Series A-1 Preferred Stock, which is convertible into common stock, (iii) options to acquire common stock, and (iv) warrants to acquire common stock. The following is a summary of the Company’s shares of common stock and common stock equivalents as of March 27, 2009, together with expiration dates and applicable exercise/conversion prices (000s omitted):

	Potential Fully Diluted Shares	Expiration Dates	Weighted Average Exercise/ Conversion Price(s)	Aggregate Proceeds Paid to Company if Exercised
Common Shares Outstanding	47,510	—	$—	$—
Options (Note 1)	5,405	10/2009 – 3/2019	1.23	6,763
Warrants (Note 2)	40,912	11/2013 – 3/2014	0.40	16,365
Warrants (Note 2)	1,640	3/2010	1.61	2,640
Warrants (Note 2)	1,710	8/2009	2.56	4,370
Series A-1 Preferred Shares (Note 3)	45,087	—	0.75	—
Total	142,264			$30,138

Note 1 – The options have a median exercise price of $0.59. All of the options can be exercised for cash or in a cashless exercise.

Note 2 – All of the warrants can be exercised for either cash or in a cashless exercise.

Note 3 - Each of the 4,509 shares of the Series A-1 Preferred Stock has a stated value of $7,500, a liquidation preference of $7,500 and is convertible at the holder’s election into common stock at a conversion price per share of $0.75. Therefore, each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock.

Calculation of the Company’s potential fully diluted shares outstanding is based on the Company’s common stock price so as to determine (x) whether the options and warrants are in the money and likely to be exercised and (y) whether the Series A-1 Preferred Stock will likely be converted into common stock or the liquidation preference paid in cash. Each share of Series A-1 Preferred Stock has a conversion price of $0.75. Therefore, if the Company’s common stock price is less than $0.75 per share, we assume holders of the Series A-1 Preferred Stock will not convert into common stock. If the price is greater than or equal to $0.75, we assume holders of the Series A-1 Preferred will convert their shares into the Company’s common stock.

The following table illustrates the number of shares of common stock that would be outstanding as of March 27, 2009 at various notional common stock market prices. We have assumed that all holders of warrants and options elect a cashless exercise rather than pay the exercise price in cash. There can be no assurance that the notional common stock market price or the Company’s resulting enterprise value will equal these illustrative levels. There can be no assurance that the Company will experience a liquidity event at an amount that would result in any distribution to equity holders of the following illustrative amounts or any other amounts. All amounts are in thousands with the exception of the notional common stock price.

Notional Common Stock Price	$0.35	$0.50	$0.75	$1.00	$1.50
Existing Common Shares Outstanding	47,510	47,510	47,510	47,510	47,510
Exercised Options	68	452	1,267	1,792	2,495
Exercised Warrants	-	8,183	19,098	24,561	30,024
Converted Series A-1 Preferred Shares	-	-	45,087	45,087	45,087
Resulting Common Shares Outstanding	47,578	56,145	112,962	118,950	125,116

Assumed Enterprise Value (Note A)	$50,467	$61,887	$84,722	$118,950	$187,675
Less Series A-1 Preference (Note B)	33,815	33,815	-	-	-
Assumed Aggregate Theoretical Value of the resulting Common Shares Outstanding	$16,652	$28,072	$84,722	$118,950	$187,675

Note A – Enterprise value is a non-GAAP concept calculated by (i) adding a company’s common stock market capitalization, outstanding debt and preferred stock and (ii) subtracting total cash and cash equivalents. In the foregoing illustration, we added the Company’s notional common stock market capitalization (common shares outstanding multiplied by the notional common stock price) and the Series A-1 preferred stock liquidation preference, which was assumed to be in effect only when the notional common stock price is less than $0.75. We have assumed that cash and cash equivalents and accounts receivables equal any short and long term debt and liabilities of the Company, though there may be no basis for such an assumption.

Note B – If the notional common stock price is less than $0.75 per share, we assume the holders of Series A-1 Preferred shares would elect to receive their liquidation preference rather than convert into shares of common stock. Therefore, there would be 45,087,000 less shares of common stock but the holders of the Series A-1 Preferred Stock would have the right to receive a liquidation preference of $33,815,000.

We do not as a matter of course make any statement as to any future results. However, we have prepared the information set forth above to present the theoretical fully diluted common shares outstanding and assumed enterprise value on the assumptions outlined above. The information was not prepared with a view toward complying with the guidelines established by the American Institute of Certified Public Accountants, but, in the view of the Company, was prepared on a reasonable basis. However, this information is not fact and should not be relied upon as being necessarily indicative of any result, and readers are cautioned not to place undue reliance on the theoretical information presented.

Cash Flows

At December 31, 2008, we had a working capital deficit of $4,225,000, compared to a working capital deficit of $9,092,000 at December 31, 2007, a decrease of $4,867,000.  We had $1,227,000 in cash and cash equivalents at December 31, 2008, compared to $2,312,000 at December 31, 2007, a decrease of $1,085,000.

Net cash used by operating activities was $1,264,000 for the 2008 year.  The cash components provided by operations were $2,429,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees and $54,000 for a decrease in prepaid expenses and other current assets.  These increases in cash flow were partially offset by $801,000 for an increase in accounts receivable, $107,000 for a decrease in customer deposits, $5,000 for a decrease in deferred revenue and $5,000 for an increase in other assets.

Cash used in investing activities in the 2008 year for the purchase of property and equipment was $1,179,000.  We anticipate capital expenditures in 2009 to be at a similar level as 2008.

Cash provided by financing activities in the 2008 year was $1,825,000 provided from the from the issuance of Series A Preferred Stock, which was partially offset by $342,000 of costs incurred in extension of maturity date of Senior Secured Notes and Series C Preferred Stock exchange and $125,000 of capital lease payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2008.

Commitments and Contractual Obligations

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Senior Secured Notes	$1,722	$-	$1,722	$	─	$	─
Operating lease obligations	540	278	262		─		─
Capital lease obligations	274	274	─		─		─
Commercial commitments	1,241	1,241	─		─		─
Total	$3,777	$1,793	$1,984	$	─	$	─

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The adoption of this Statement did not have an impact on the Company's consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. “Fair value” is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 did not have any material impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently determining the impact, if any, that EITF 07-5 will have on its financial statements.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.  Our operating results are impacted by the health of the global economy, especially the North American economy.  Our business and financial performance, including collection of our accounts receivable and recoverability of assets, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

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

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Glowpoint’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information with respect to our current directors and executive officers*.

Name	Age	Position with Company

Bami Bastani (1)(2)(3)	55	Class II Director
Dean Hiltzik (2)(3)	55	Class III Director
Joseph Laezza	38	Class III Director, Co-Chief Executive Officer, President, and Chief Operating Officer
James S. Lusk (1)(2)	53	Class I Director
David W. Robinson	40	Class III Director, Co-Chief Executive Officer, Executive Vice President, Business Development, and General Counsel
Peter Rust (1)(3)(4)	55	Class I Director

Non-Director Executive Officer:
Edwin F. Heinen	57	Chief Financial Officer and Executive Vice President, Finance

———————

* Does not include applicable information for former directors Michael Brandofino, Richard Reiss and Aziz Ahmad, each of whom resigned without disagreement in March 2009, as reported on the Company’s Form 8-K filed on March 19, 2009.

(1)

Member of the Audit Committee

(2)

Member of the Compensation Committee

(3)

Member of the Nominating Committee

(4)

Alternate Member of the Compensation Committee

(5)

Alternate Member of the Audit, Compensation and Nominating Committees

Biographies

Bami Bastani, Class II Director. Dr. Bastani joined our board of directors in February 2007 and his term will expire at the annual meeting of stockholders in 2010. Until August 2008, he was President and CEO of ANADIGICS (NASDAQ:ANAD), a leading supplier of semiconductor radio frequency integrated circuits for the broadband and wireless communications markets. Prior to joining ANADIGICS in 1998, he held senior positions with Fujitsu Microelectronics and National Semiconductor. Dr. Bastani currently serves on the board of directors of Nitronex, a private company; he previously served on the board of directors of Globespan Virata in 2003 and was a national member of the AEA board of directors until 2007. Dr. Bastani earned his Ph.D and his M.S.E.E. in Microelectronics from Ohio State University and his B.S. (Electrical Engineering) from the University of Arkansas. He also holds three U.S. patents.

Dean Hiltzik, Class III Director. Mr. Hiltzik has been a member of our board of directors since May 2000 and his term will expire at the annual meeting of stockholders in 2011. From September 1999 until May 2000, Mr. Hiltzik was a member of the board of directors of All Communications Corporation (“ACC”). Mr. Hiltzik, a certified public accountant, is a partner and director at the accounting and consulting firm of Marks Paneth & Shron LLP (“MPS”), which acquired his former firm Schneider & Associates LLP, which he joined in 1979. MPS provides tax and consulting services to Glowpoint. Mr. Hiltzik received a B.A. from Columbia University and an M.B.A. in Accounting from Hofstra University.

Joseph Laezza, Co-Chief Executive Officer, President and Class III Director. Mr. Laezza has been our Co-Chief Executive Officer and Class III Director since March 2009, our President since June 2008, our Chief Operating Officer since April 2006 and previously served as our Vice President, Operations since March 2004. His term as a Class III Director will expire at the annual meeting of stockholders in 2011. Mr. Laezza joined the Company from Con Edison Communications, where he was Vice President, Network Operations. He previously held management positions at a number of telecommunications service providers, including AT&T and XO Communications, where he was responsible for operations, service delivery, and customer service.

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

David W. Robinson, Co-Chief Executive Officer, Executive Vice President of Business Development, General Counsel and Class III Director. Mr. Robinson has been our Co-Chief Executive Officer and Class III Director since March 2009, our Executive Vice President, Business Development since June 2008, and General Counsel since May 2006. His term as a Class III Director will expire at the annual meeting of stockholders in 2011. Prior to joining the Company, Mr. Robinson was Vice President and General Counsel of Con Edison Communications from August 2001 until March 2006, when Con Edison Communications was purchased by RCN Corporation. Before that, Mr. Robinson served in senior executive positions with other telecommunications service providers and provided legal and business counseling to other businesses. Mr. Robinson received a B.A. from the University of Pennsylvania (magna cum laude) and a Juris Doctorate from Boston College Law School.

Peter Rust, Class I Director. Mr. Rust joined our board of directors in May 2006 and is currently Chairman of the Board and a member of the Audit and Nominating Committees.  His term will expire at the annual meeting of stockholders in 2009.  Mr. Rust has over 27 years of experience in the telecommunications, Internet and computer industries. He is currently CEO of Bank Street Consulting Group, a firm that helps companies accelerate their growth by designing and implementing best-in-class product, market and sales strategies as well as recruiting required talent.  Previously, Mr. Rust was CEO of FWD, a web-based multimedia communications business and President and CEO of Con Edison Communications.   He is also a former director of NEON Communications, is a current director for two non-profits and is a past member of the Communications Sector of the NYC Investment Fund. Mr. Rust holds an M.B.A. in Corporate Finance from Adelphi University, a Master of Science in Biomedical Engineering from Polytechnic University of New York, and a B.A. from Brown University in Rhode Island.

Non-Director Executive Officer

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2008, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

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

Corporate Governance

Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the chief executive officer; and management runs the company’s day-to-day operations. The primary responsibilities of the board of directors are oversight, counseling and direction to our management in the long-term interests of us and our stockholders. Our board of directors currently consists of six directors. The current board members include four independent directors and two current members of our senior management.

Independent Directors. Other than Messrs. Laezza and Robinson (our current executive officers), each of our directors qualifies as “independent” in accordance with the published listing requirements of the Company Guide of the American Stock Exchange. This independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the board has made a subjective determination as to each independent director that no relationship exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Compensation Committee. We currently have a compensation committee consisting of Dean Hiltzik, Bami Bastani and James Lusk. Peter Rust serves as alternate members of the compensation committee. Each member of the compensation committee meets the required independence standard. The compensation committee is responsible for supervising our executive compensation policies, reviewing officers’ salaries, reviewing and discussing with management the Compensation Discussion and Analysis, providing the Compensation Committee Report for inclusion in our Proxy Statement, and performing such other duties as the board of directors may prescribe from time to time.

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

Item 11.  Executive Compensation

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2008.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2008.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We receive financial and tax services from Marks, Paneth & Shron LLP, an accounting and consulting firm in which Dean Hiltzik, one of our directors, is a partner. In the last fiscal year, we incurred fees of approximately $62,000 for services received from this firm.

Item 14.  Principal Accounting Fees and Services

Audit Fees

Amper, Politziner & Mattia, P.C. (“Amper”), our principal accountant, billed us approximately $292,000 for professional services for the audit of our annual consolidated financial statements for the 2008 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2008 fiscal year and approximately $282,000 for the audit of our annual consolidated financial statements for the 2007 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2007 fiscal year.

Audit-Related Fees

In connection with services rendered for filing post-effective amendments to a registration statement in fiscal year 2008, Amper billed us approximately $10,000. In connection with filing a registration statement in 2007, Amper billed us approximately $29,800 in fiscal year 2007. Except for the foregoing and as reported in the paragraph immediately above, Amper did not bill us for any assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already. All of these fees were billed in connection with our filings with the Securities and Exchange Commission and attendance at audit committee meetings.

Tax Fees

In connection with tax advice, Amper billed us approximately $6,000 but did not render any professional services to us for tax compliance and tax planning in the 2008 fiscal year.  Amper did not render any professional services to us for tax compliance, tax advice and tax planning in the 2007 fiscal year.

All Other Fees

Amper did not bill us in the 2008 or 2007 fiscal years for any services or products other than Audit Fees,Audit-Related Fees and Tax Fees, as listed above.

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

3.

Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 52 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (8)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares. (18)
3.4	Amended and Restated Bylaws. (8)
3.5	Amendment to Amended and Restated Bylaws (20)
4.1	Specimen Common Stock Certificate. (15)
4.2	Certificate of Designations, Preferences and Rights of Series C Preferred Stock. (18)
4.3	Certificate of Designations, Preferences and Rights of Series D Preferred Stock. (18)
4.4	Certificate Eliminating Series A Preferred Stock. (21)
4.5	Certificate Eliminating Series B Preferred Stock. (21)
4.6	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Glowpoint. (23)
4.7	Form of Series A-3 Warrant dated November 25, 2008. (23)
4.8	Form of Amendment to Warrants to Purchase Shares of Common Stock of Glowpoint, dated as of November 25, 2008. (23)
4.9	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Glowpoint. (25)
4.10	Form of amended Series A-3 Warrant dated March 16, 2009. (25)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (2)
10.2	Form of Warrant to purchase Common Stock, dated January 10, 2002. (3)
10.3	Form of Warrant to Purchase Shares of common stock of Registrant. (4)
10.4	Registration Rights Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (4)
10.5	Note and Warrant Purchase Agreement dated as of December 17, 2002, between Registrant and the Purchasers set forth therein. (4)
10.6	Warrant to Purchase Shares of common stock of Glowpoint, Inc. (5)
10.7	Common Stock Purchase Agreement between Registrant and the Purchasers Listed on Exhibit A. (5)
10.8	Placement Agent Agreement, dated August 4, 2003, between Registrant and Burnham Hill Partners, as amended as of January 29, 2004. (8)
10.9	Form of Warrant to Purchase Common Stock, dated August 8, 2001. (6)
10.10	Form of Warrant to Purchase Common Stock, dated June 14, 2000. (7)
10.11	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (8)
10.12	Amended and Restated Employment Agreement with Michael Brandofino, dated July 1, 2004. (9)
10.13	Form of Common Stock Purchase Agreement, dated March 14, 2005. (10)
10.14	Form of Warrant to Purchase Common Stock, dated March 14, 2005. (10)
10.15	Placement Agent Agreement, dated March 19, 2005, between Registrant and Burnham Hill Partners. (15)
10.16

Note and Warrant Purchase Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Note and Warrant Purchase Agreement, dated April 12, 2006. (11)

10.17	10% Senior Secured Convertible Promissory Note, dated as of March 31, 2006, which reflects the same terms as the 10% Senior Secured Convertible Promissory Note, dated April 12, 2006. (11)
10.18	Form of Series A Warrant to Purchase Common Stock dated as of March 31, 2006, which reflects the same terms as the Series A Warrant to Purchase Common Stock, dated April 12, 2006. (11)
10.19

Registration Rights Agreement, dated as of March 31, 2006, between Glowpoint and the purchasers set forth therein, which reflects the same terms as the Registration Rights Agreement, dated April 12, 2006. (11)

Exhibit Number	Description
10.20	Security Agreement, dated as of March 31, 2006, between Glowpoint and the secured parties set forth therein, to which a joinder agreement was executed on April 12, 2006. (11)
10.21	Form of Placement Agent Warrant, dated as of March 31, 2006, between Glowpoint and the parties set forth therein. (11)
10.22	Employment Agreement with David W. Robinson, dated May 1, 2006 (12)
10.23	Employment Agreement with Edwin F. Heinen, dated January 30, 2007. (13)
10.24	Employment Agreement Amendment with David W. Robinson, dated April 24, 2007. (14)
10.25	Employment Agreement Amendment with Edwin F. Heinen, dated April 24, 2007. (14)
10.26	Employment Agreement Amendment with Michael Brandofino, dated May 15, 2007 (14)
10.27	Employment Agreement Amendment with Joseph Laezza, dated May 15, 2007. (14)
10.28	Employment Agreement Amendment with Michael Brandofino, dated June 26, 2007 (16)
10.29	Glowpoint, Inc. 2007 Stock Incentive Plan. (17)
10.30	Employment Agreement Amendment with David W. Robinson, dated September 20, 2007. (18)
10.31	Form of Amendment No. 1 to Senior Secured Promissory Notes, dated September 21, 2007. (18)
10.32	Form of Amendment No. 1 to Series A Warrant, dated September 21, 2007. (18)
10.33	Amendment No. 1 to Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (18)
10.34	Amendment No. 1 to Security Agreement, dated as of September 21, 2007, between Glowpoint and the Secured Parties set forth therein. (18)
10.35	Note and Warrant Purchase Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (18)
10.36	Form of 10% Senior Secured Convertible Promissory Note, dated September 21, 2007. (18)
10.37	Form of Series A-2 Warrant, dated September 21, 2007. (18)
10.38	Exchange Agreement, dated September 21, 2007, between Glowpoint and the Holders set forth therein. (18)
10.39	Form of Placement Agent Warrant, dated September 21, 2007. (18)
10.40	Letter Agreement, dated as of December 18, 2007, amending the amended Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (19)
10.41	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated as of December 31, 2007, between Glowpoint and Vitamin Realty Associates, L.L.C. (21)
10.42	Employment Agreement Amendment with David W. Robinson dated April 30, 2008. (22)
10.43	Form of Amendment No. 2 to Senior Secured Convertible Notes dated November 25, 2008. (23)
10.44	Form of Series A Convertible Stock Purchase Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (23)
10.45	Form of Registration Rights Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (23)
10.46	Form of Note Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (23)
10.47	Form of Series C Preferred Consent and Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (23)
10.48	Employment Agreement Amendment with Joseph Laezza, dated November 24, 2008. (23)
10.49	Employment Agreement Amendment with Edwin F. Heinen, dated November 24, 2008. (23)
10.50	Form of Note Exchange Agreement, dated December 31, 2008, between Glowpoint and the holders set for the therein. (24)
10.51	Form of Series A-1 Convertible Stock Purchase Agreement, dated as of March 16, 2009, between Glowpoint and the purchasers set forth therein. (25)
10.52	Amendment No. 1 to Registration Rights Agreement, dated February 19, 2009. (25)

Exhibit Number	Description
10.53	Form of Note Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (25)
10.54	Form of Securities Purchase Agreement, dated March 16, 2009, between Glowpoint and the holder set forth therein. (25)
10.55	Form of Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (25)
10.56	Employment Agreement Amendment with Michael Brandofino, dated March 12, 2009. (25)
10.57	Employment Agreement Amendment with Joseph Laezza, dated March 12, 2009. (25)
10.58	Employment Agreement Amendment with Edwin F. Heinen, dated March 12, 2009. (25)
10.59	Employment Agreement Amendment with David W. Robinson, dated March 12, 2009. (25)
10.60	Separation Agreement with Michael Brandofino, dated March 12, 2009. (26)
10.61	Form of Restricted Stock Award Agreement and Schedule of Recently Reported Restricted Stock Awards. (26)
21.1	Subsidiaries of Glowpoint, Inc. (21)
31.1	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer. (26)
31.2	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer. (26)
32.1	Section 1350 Certification of the Chief Executive Officer. (26)
32.2	Section 1350 Certification of the Chief Financial Officer. (26)
99.1	Press Release. (26)

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

(17)

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

(21)

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(22)

Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and incorporated herein by reference.

(23)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference.

(24)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, and incorporated herein by reference.

(25)

Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference.

(26)

Filed herewith.

SIGNATURES

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009

GLOWPOINT, INC.

By:	/s/ JOSEPH LAEZZA
Joseph Laezza
Co-Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Laezza, David W. Robinson and Edwin F. Heinen jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 31st day of March 2009 in the capacities indicated.

/s/ JOSEPH LAEZZA	Co-Chief Executive Officer and President (Principal Executive Officer)
Joseph Laezza

/s/ EDWIN F. HEINEN	Chief Financial Officer (Principal Financial and Accounting Officer)
Edwin F. Heinen

/s/ BAMI BASTANI	Director
Bami Bastani

/s/ DEAN HILTZIK	Director
Dean Hiltzik

/s/ JAMES LUSK	Director
James Lusk

/s/ DAVID W. ROBINSON	Director and Co-Chief Executive Officer
David W. Robinson

/s/ PETER RUST	Director
Peter Rust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Glowpoint, Inc. and Subsidiaries will continue as a going concern.  As more fully described in Note 2, the Company has a working capital deficiency and recurring net losses, and is in the process of seeking additional capital.  The Company has not yet secured sufficient capital to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

AMPER, POLITZINER & MATTIA, LLP

March 31, 2009

Edison, New Jersey

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$1,227	$2,312
Accounts receivable, net of allowance for doubtful accounts of $301 and $132, respectively	3,090	2,546
Prepaid expenses and other current assets	294	348
Total current assets	4,611	5,206
Property and equipment, net	2,533	2,692
Other assets	33	664
Total assets	$7,177	$8,562
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,367	$1,575
Accrued expenses	842	1,427
Accrued sales taxes and regulatory fees	4,535	4,011
Derivative financial instruments	—	6,117
Customer deposits	606	713
Deferred revenue	325	330
Current portion of capital lease	161	125
Total current liabilities	8,836	14,298
Long term liabilities:
Senior Secured Notes, net of discount of $240 and $3,912, respectively	1,482	6,647
Senior Secured Notes held by Insider Purchasers - related parties, net of discount of $0 and $221, respectively	—	226
Capital lease, less current portion	72	233
Total long term liabilities	1,554	7,106
Total liabilities	10,390	21,404
Preferred stock:
Preferred stock, $10,000 par value; 0 and 1,500 shares authorized and redeemable; 0 and 475 Series C shares issued and outstanding recorded at fair value (liquidation value of $0 and $4,748), respectively	—	4,330
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.0001 par value; 7,500 shares authorized and convertible; 3,790 and 0 Series A shares issued and outstanding recorded at fair value (liquidation value of $28,423 and $0), respectively (see Note 10 for information related to Insider Purchasers – related parties)	11,574	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 48,374,954 and 47,629,564 shares issued; 46,810,063 and 46,064,673 shares outstanding, respectively	5	5
Additional paid-in capital	172,000	162,300
Accumulated deficit	(185,409)	(178,094)
	(1,830)	(15,789)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(3,213)	(17,172)
Total liabilities and stockholders’ deficit	$7,177	$8,562

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

	Year Ended December 31,
	2008	2007
Revenue	$24,537	$22,792
Cost of revenue	14,337	15,234
Gross margin	10,200	7,558

Operating expenses:
Research and development	1,063	855
Sales and marketing	3,710	3,106
General and administrative	8,634	8,218
Total operating expenses	13,407	12,179
Loss from operations	(3,207)	(4,621)

Interest and other expense (income):
Interest expense, including $141 and $261, respectively, for Insider Purchasers	4,535	6,043
Amortization of deferred financing costs, including $46 and $14, respectively, for Insider Purchasers	448	531
Loss on extinguishment of debt, including $99 for Insider Purchasers	1,816	—
Decrease in fair value of derivative financial instruments’ liability, including $86 and $440, respectively, for Insider Purchasers	(2,673)	(5,665)
Interest income	(18)	(59)
Total interest and other expense, net	4,108	850
Net loss	(7,315)	(5,471)
Gain on redemption of preferred stock	2,419	799
Preferred stock dividends	—	(252)
Net loss attributable to common stockholders	$(4,896)	$(4,924)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.11)

Weighted average number of common shares:
Basic and diluted	46,477	46,735

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008 and 2007

(In thousands)

			Additional		Series A
	Common Stock		Paid In	Accumulated	Preferred Stock		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Total
Balance at January 1, 2007	46,390	$5	$161,267	$(172,623)	—	$—	40	(240)	$(11,591)
Net loss	—	—	—	(5,471)	—	—	—	—	(5,471)
Stock-based compensation - restricted stock	1,240	—	391	—	—	—	—	—	391
Stock-based compensation - options	—	—	480	—	—	—	—	—	480
Treasury stock received and costs incurred in connection with Series C convertible preferred stock exchange	—	—	(89)	—	—	—	1,525	(1,143)	(1,232)
Gain on redemption of Series B preferred stock	—	—	799	—	—	—	—	—	799
Reclassification of placement agent warrants – Senior Secured Notes	—	—	(296)	—	—	—	—	—	(296)
Preferred stock dividends	—	—	(252)	—	—	—	—	—	(252)
Balance at December 31, 2007	47,630	5	162,300	(178,094)	—	—	1,565	(1,383)	(17,172)
Stock-based compensation - restricted stock	745	—	394	—	—	—	—	—	394
Stock-based compensation - options	—	—	353	—	—	—	—	—	353
Warrants issued in connection with the 2008 Private Placements	—	—	4,853	—	—	—	—	—	4,853
Series A Convertible Preferred Stock issued in connection with the 2008 Private Placements	—	—	—	—	3,790	11,574	—	—	11,574
Gain on redemption of Series C preferred stock	—	—	2,419	—	—	—	—	—	2,419
Costs related to 2008 private placements	—	—	(538)	—	—	—	—	—	(538)
Gain on elimination of derivative liabilities	—	—	2,219	—	—	—	—	—	2,219
Net loss for the year	—	—	—	(7,315)	—	—	—	—	(7,315)
Balance at December 31, 2008	48,375	$5	$172,000	$(185,409)	3,790	$11,574	1,565	$(1,383)	$(3,213)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,315)	$(5,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	1,467
Bad debt expense	257	28
Loss on extinguishment of debt	1,816	—
Amortization of deferred financing costs	448	531
Beneficial conversion feature for Senior Secured Notes	—	1,977
Accretion of discount on Senior Secured Notes	2,732	2,881
Loss on disposal of equipment	77	14
Expense recognized for the decrease in the estimated fair value of derivative financial instruments’ liability	(2,673)	(5,665)
Stock-based compensation	568	871
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable .	(801)	174
Prepaid expenses and other current assets	54	(21)
Other assets	(5)	41
Accounts payable	793	(382)
Accrued expenses, sales taxes and regulatory fees	1,636	1,024
Customer deposits	(107)	611
Deferred revenue	(5)	42
Net cash used in operating activities	(1,264)	(1,878)

Cash flows from investing activities:
Purchases of property and equipment	(1,179)	(1,053)
Net cash used in investing activities	(1,179)	(1,053)

Cash flows from financing activities:
Proceeds from preferred stock offering, including $13 from Insider Purchaser	1,825	—
Capital Lease	(125)	—
Proceeds from issuance of Senior Secured Notes, including $400 from Insider Purchasers and net of financing costs of $308	—	3,230
Costs related to private placements	(342)	(140)
Net cash provided by financing activities	1,358	3,090
(Decrease) increase in cash and cash equivalents	(1,085)	159
Cash and cash equivalents at beginning of year	2,312	2,153
Cash and cash equivalents at end of year	$1,227	$2,312

Supplement disclosures of cash flow information:
Cash paid during the year for interest	$100	$5

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2008	2007
Non-cash investing and financing:
Exchange of Senior Secured Notes for Series A Preferred Stock	$10,802	$—
Redemption of Series C Preferred Stock	4,330	—
Gain on elimination of derivative liability	2,219	—
Additional Senior Secured Notes issued as payment for interest including $48 and $9, respectively, for Insider Purchasers	1,493	862
Costs related to private placements incurred by issuance of placement agent warrants	196	—
Deferred financing costs for Senior Secured Notes incurred by issuance of placement agent warrants	—	417
Preferred stock dividends	—	252
Capital lease used to acquire network equipment	—	358

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 - The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of advanced video communications solutions.  Our suite of advanced and robust telepresence and video communications solutions enable organizations to communicate with each other over disparate networks and technology platforms – empowering business, governmental agencies and educational institutions to sharply boost the impact and productivity of their internal and external communications while at the same time reducing their on-going operating costs.  We support thousands of video communications systems in over 35 countries with our 24/7 managed video services, powering Fortune® 500 companies, major broadcasters, as well as global carriers and video equipment manufacturers and their customers around the world.

We view our services as analogous to cellular service providers in the cellular telephone industry. Regardless of the cellular phone purchased, users must select a cellular service provider to make it work. Users make that service decision based on the features, reliability and price offered by the service provider. In our industry, regardless of the video conferencing or telepresence equipment purchased, or the network connecting it, Glowpoint provides the managed services to make it work. In doing so, we offer a vast array of video communications solutions, including video application services, video operations services (VNOC) for telepresence, managed network services, IP and ISDN videoconferencing services, multi-point conferencing (bridging), technology hosting and management, and professional services. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality two-way video communications. With the advent of HD (High Definition) and telepresence solutions, we combined various components of our features and services, and developed new ones, to create a comprehensive service offering for enterprises and their end users that can support any of the telepresence products on the market today. Glowpoint also wholesales these services and provides private-labeled branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s video communications solutions involve two major components, the Glowpoint managed video applications services and the Glowpoint managed network services. Glowpoint has focused its sales and marketing efforts on the managed video application services, which are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport.  Glowpoint’s services for telepresence are in increased demand because they address the need for a single point of contact to provide monitoring, scheduling, support, and management of telepresence rooms and the associated equipment.  Additionally, companies look to Glowpoint as a resource to provide secure business-to-business (B2B) support when using the video systems to communicate beyond their internal enterprise use. Our Telepresence inter-Exchange Network (TEN) is a suite of services and applications designed to overcome the challenges of using video outside of a company's private network, such as interconnectivity and interoperability, and we believe will be a critical component for enhanced B2B video communications. Our managed video application services are sold as a monthly subscription service and may also include Glowpoint managed network services as an option.

Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Going concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,896,000 and negative operating cash flows of $1,264,000 for the year ended December 31, 2008.  The Company performed an evaluation of its long-lived assets and determined that there is an excess of projected cash flow on an undiscounted basis over the long-lived carrying amount.  Therefore, the Company believes that no impairment losses were required.  At December 31, 2008, we had cash and cash equivalents of $1,227,000, a working capital deficit of $4,225,000 and an accumulated deficit of $185,409,000.  Additionally, through December 31, 2008, $10,802,000 of the Senior Secured Notes and the accrued interest thereon have been exchanged for our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and in March 2009 the remaining $1,722,000 were either exchanged for Series A-1 convertible preferred stock or purchased and retired (see Note 19).  We raised capital in private placements, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes (see Note 5) and we are not adversely affected by the current economic conditions, we believe that our available capital as of December 31, 2008 will enable us to continue as a going concern through December 31, 2009.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us. If the current economic conditions negatively impact us, we are unable to negotiate favorable terms with authorities, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the estimated life of customer relationships and the estimated lives and recoverability of property and equipment.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the 2008 and 2007 years, no impairment losses were indicated or recorded.

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

Earnings (Loss) per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for 2008 and 2007 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants of 45,890,000 and 27,188,000, respectively, shares issuable upon conversion of our Series A Convertible Preferred Stock of 37,898,000 and 0, respectively, shares issuable upon conversion of our Series C Convertible Preferred Stock of 0 and 4,748,000, respectively, and shares issuable upon conversion of the Senior Secured Notes of 3,463,000 and 22,012,000, respectively, have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock based awards in accordance with Statement of Financial Standards (“SFAS”) No. 123 (R) (“SFAS 123R”), Share Based Payments.  Under SFAS 123R, share based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period.  The Company values its stock based awards using the Black-Scholes option pricing model.

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant.

The intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 was $1,000 and $26,000, respectively.  There were no options exercised during the years ended December 31, 2008 and 2007.

The remaining unrecognized stock-based compensation expense at December 31, 2008 was $282,000 and will be amortized over a weighted average life of 1.18 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2008 and 2007:

	2008	2007
Risk free interest rate	2.9%	4.6%
Expected option lives	5 Years	5 Years
Expected volatility	97.0%	98.4%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.31	$0.45

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

Fair value of Financial Instruments

Financial instruments reported in our consolidated balance sheets consist of cash and cash equivalents, accounts receivable and accounts payable, the carrying value of which approximated fair value at December 31, 2008 and 2007 due to the short-term nature of these instruments.

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

Software Development Costs

The Company incurs costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future.  All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  The Company capitalized $0 and $139,000 of software development costs for the years ended December 31, 2008 and 2007, respectively.  Software development costs are being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased.  For the years ended December 31, 2008 and 2007, we amortized $94,000 and $31,000, respectively, to cost of revenues.  As of December 31, 2008, the remaining $63,000 of unamortized capitalized software costs were written off since the net realizable value of the capitalized software was not realizable.

Deferred Financing Costs

The costs incurred when undertaking financing activities, excluding any internal costs, have been capitalized and are amortized using the effective interest method over the term of the financing.  Amortization of deferred financing costs was $448,000 and $531,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, included in other assets in the accompanying consolidated balance sheets are $0 and $635,000, respectively, of deferred financing costs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, (“Noncontrolling Interests in Consolidated Financial Statements”), an amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The adoption of this Statement did not have an impact on the Company's consolidated results of operations and financial condition.

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently determining the impact, if any, that EITF 07-5 will have on its financial statements.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Prepaid maintenance contracts	$112	$86
Prepaid insurance	40	69
Deferred installation costs	76	67
Due from vendors and tax authorities	4	5
Other prepaid expenses	62	121
	$294	$348

Note 4 - Property and Equipment

Property and equipment, net consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007	Estimated Useful Life
Network equipment and software	$9,200	$8,655	3 to 5 Years
Computer equipment and software	2,356	2,102	3 to 4 Years
Bridging equipment	2,008	1,977	5 Years
Leasehold improvements	255	235	Note A
Office furniture and equipment	258	222	5 Years
Videoconferencing equipment	66	66	3 Years
	14,143	13,257
Accumulated depreciation and amortization	(11,610)	(10,565)
	$2,533	$2,692

Note A – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Depreciation and amortization expense is allocated as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Cost of revenue	$923	$1,134
Research and development	54	51
Sales and marketing	12	13
General and administrative	272	269
	$1,261	$1,467

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

In the year ended December 31, 2008 we increased our accrual by $310,000 in settlement of a specific audit, $274,000 for interest on the accrued sales taxes and regulatory fees, $248,000 for tax refunds for periods subject to audit and $187,000 for collected taxes to be remitted to authorities.  These increases were partially offset by a reduction in the accrual for sales taxes and regulatory fees and penalties based on filings of voluntary disclosure agreements, correspondence with various states and our reassessments based on the passage of time, by $495,000 to reflect revised estimates.

Accrued sales taxes and regulatory fees as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Sales taxes and regulatory fees	$2,336	$2,284
Sales taxes and regulatory fees – penalties	562	533
Sales taxes and regulatory fees – interest	1,049	785
Tax obligations of a predecessor of Glowpoint	—	8
Collected sales taxes and regulatory fees to be remitted to authorities	588	401
	$4,535	$4,011

Note 6 - Accrued Expenses

Accrued expenses consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Accrued compensation	$502	$784
Accrued communication costs	187	161
Accrued professional fees	71	120
Accrued interest	9	108
Other accrued expenses	73	254
	$842	$1,427

Note 7 – 2008 Private Placement Transactions

In November and December 2008, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the derivative liabilities, extend the maturity date of the Senior Secured Notes and limit the related interest rate (the “2008 Private Placements”).   In March 2009 (see Note 19 Subsequent Events), the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock.  The following is a summary of the components of the 2008 Private Placement transactions (in thousands except shares):

	Sale of Series A Preferred Stock	Preferred Stock Exchange	Senior Secured Note Exchange	Elimination of Derivative Liability	Senior Secured Note Modification	Placement Agent Warrant Fee	Total
Consideration received:
Gross proceeds – cash	$1,825	$—	$—	$—	$—	$—	$1,825
Senior Secured Notes	$—	$—	$(10,802)	$—	$—	$—	$(10,802)
Series C Preferred Stock – shares	—	(475)	—	—	—	—	(475)
Series C Preferred Stock – carrying amount	$—	$(4,330)	$—	$—	$—	$—	$(4,330)

Consideration provided to holders:
Series A-3 Warrants issued:
Shares	2,281	—	12,377	—	2,384	1,000	18,042
Carrying amount	$448	$—	$2,516	$1,225	$468	$196	$4,853

Series A Preferred Stock issued:
Shares	456	633	2,701	—	—	—	3,790
Carrying amount	$1,377	$1,911	$8,286	$—	$—	$—	$11,574

Sales of Series A Preferred Stock

In  the 2008 Private Placements, the Company received $1,825,000 of gross proceeds in an initial closing (the “Initial Closing”) of 456 shares of its newly-created Series A Convertible Preferred Stock (“Series A Preferred

Stock”) and Series A-3 warrants having an exercise price of $0.40 per share (the “Series A-3 Warrants”) to acquire an aggregate of  2,281,000 shares of common stock pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company may sell additional shares of Series A Preferred Stock and Series A-3 Warrants in one or more subsequent closings that may occur during the 90-day period following the Initial Closing, up to a maximum offering amount of $8,000,000. There can be no assurance, however, that the Company will raise any additional funds following the Initial Closing.

We accounted for the issuance of the Series A-3 Warrants to acquire 2,281,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, which were issued to acquire the 456 shares Series A Preferred Stock, at fair value.   The $448,000 estimated fair value of these warrants, using the Black-Scholes method (see Note 13 for the weighted average assumptions used in the calculation) on the date of the sale and will be charged to the Series A Convertible Preferred Stock and credited to Paid in Capital.

The Series A Preferred Stock was recorded in the balance sheet at $1,377,000 which is the gross cash received less the $448,000 fair value of the Series A-3 warrants issued in the sale.

Preferred Stock Exchange

In the 2008 Private Placements, the holders of the Company’s Series C Convertible Preferred Stock (i) consented to the creation of the Series A Preferred Stock and (ii) were issued an aggregate of 633 shares of Series A Preferred Stock, having a Stated Value of $4,748,000, in exchange for an aggregate of 475 shares of the Company’s Series C Convertible Preferred Stock, which also had a Stated Value of $4,748,000.   The book value of the Series C Convertible Preferred Stock was $4,330,000.

The Series A Preferred Stock will be recorded in the balance sheet at $1,911,000 which fair value of the Series A Preferred Stock (see Note 10).

Senior Secured Note Exchange

In the 2008 Private Placements, the Company exchanged 2,701 shares of Series A Preferred Stock and Series A-3 Warrants to acquire 12,377,000 shares of common stock were issued for $10,802,000 (including $24,000 of accrued interest) of the Company’s Senior Secured Notes.  Pursuant to an Amendment No. 2 to the Senior Secured Notes, the remaining notes were amended to, among other things, (i) extend the maturity date from March 31, 2009 to September 30, 2010, (ii) delete the provision providing that the Company achieve a certain Minimum Adjusted EBITDA level (as defined therein), (iii) fix the interest rate at 16% per annum, and (iv) provide that no cash bonuses will be awarded to Company management in 2008 or for 2008 performance and no future cash bonuses, options or restricted stock awards will be granted until (x) the Company has realized two quarters of positive operating income and (y) the Company has a reasonable expectation of realizing positive operating income in the quarter in which any such grant is made, all as determined in accordance with U.S. GAAP. Such amendment was executed by holders of the remaining notes who were issued Series A-3 Warrants to purchase 2,384,000 shares of common stock.

We accounted for the issuance of Series A-3 Warrants to acquire 12,377,000 shares of common stock at $0.40 with expiration dates of November 25 or December 31, 2013, which were issued to exchange the Senior Secured Notes into Series A Preferred Stock at fair value, using the Black-Scholes method.   The $2,516,000 estimated fair value of these warrants at the date of the exchange will be charged to the Series A Convertible Preferred Stock and credited to Paid in Capital.

The Series A Preferred Stock will be recorded in the balance sheet at $8,286,000 which is the value of the Senior Secured Notes exchanged less the $2,516,000 fair value of the Series A-3 Warrants issued in the exchange.

Elimination of Derivative Liability

In November 2008 we amended 19,525,000 Series A, Series A-2, Placement Agent and Advisory warrants to purchase shares of common stock of the Company to eliminate the provisions of the warrant agreements which

required the Company to account for a derivative liability.   In consideration for the elimination of the derivative liability we reduced the exercise price of those warrants to $0.40 from a weighted average price of $0.63, and we extended the expiration date of any such warrants to November 25, 2013 (5 years) from a weighted average expiration life of 2.8 years.

We accounted for the elimination of the derivative liability and reduction of the exercise price and the extension of the expiration date of 19,525,000 previously issued warrants at fair value, using the Black-Scholes method.   The gain on the elimination of the derivative liability of $2,338,000, along with the $1,196,000 gain on the elimination of the derivative liability related to the February 2004 capital raise and the $1,225,000 estimated fair value of this modification of these warrants at the date of the financings over the fair value of these warrants at their original terms was charged to Paid in Capital.

Senior Secured Note Modification

We accounted for the issuance of Series A-3 Warrants to acquire 2,384,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, which were issued to amend the remaining notes at fair value.   The $468,000 estimated fair value, using the Black-Scholes method, is based on the fair value of these warrants at the date of the amendment.  The $468,000 fair value of this modification was treated as a discount of the remaining notes and will be expensed, using the effective interest method, over the 22 month period to the maturity date of September 30, 2010 remaining notes.

With the extension of the maturity date from March 31, 2009 to September 30, 2010, along with the other changes listed above to the remaining notes, there was a substantial modification of terms of the remaining notes.  Therefore, the remaining notes were accounted for as a debt extinguishment.   The $1,816,000 loss on extinguishment of debt, which is comprised of $187,000 of financing costs and $1,629,000 of unamortized discount on the Senior Secured Notes, was charged to loss on extinguishment of debt.

Placement Agent Warrant Fee

Burnham Hill Partners, acted as placement agent and financial advisor for the 2008 Private Placements and received fees of $128,000, which equaled seven (7%) percent of the gross proceeds received by the Company, and is entitled to a fee of $150,000 in cash, $75,000 of which has been paid and the remaining $75,000 will be payable upon closing a subsequent capital raise with gross proceeds to the Company of at least $1,000,000.

Glowpoint also issued advisory warrants to Burnham Hill Partners and/or its designees and assignees to purchase 1,000,000 shares of common stock at an exercise price of $0.40 per share and agreed to consolidate all prior warrant issuances to Burnham Hill Partners, its designees and assignees, into a single warrant per such holder with the same terms as the Series A-3 Warrants.

We accounted for the issuance of Series A-3 Warrants to Burnham Hill Partners to acquire 1,000,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, at fair value, using the Black-Scholes method.   The $196,000 estimated fair value of these warrants at the date of the amendment will be charged to Paid in Capital.

The cash and non-cash costs for Burnham Hill Partners, legal and professional fees for the 2008 Private Placements, which were charged to Paid in Capital, are as follows (in thousands):

Total Costs
Cash financing costs:
Burnham Hill Partners placement agent fees	$203
Legal and other professional fees	139
342
Non-cash financing costs:
Burnham Hill Partners placement agent warrants	196
$538

Note 8 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In the 2006 Private Placements and 2007 Private Placements, we issued our Senior Secured Notes.   The 2007 Private Placement also included Insider Purchasers.  In the 2008 Private Placements, holders of $10,777,000 of Senior Secured Notes and $25,000 of accrued interest exchanged their holdings which totaled $10,802,000 for 2,701 shares of our Series A Convertible Preferred Stock.   Activity for the Senior Secured Notes and Senior Secured Notes discount during the years ended and as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31, 2007	2008 Activity	2008 Private Placements Entries, Net	December 31, 2008
Principal of Senior Secured Notes:
2006 Private Placements	$6,180	$—	$(4,680)	$1,500
2007 Private Placement	3,100	—	(3,100)	—
2007 Private Placement, Insider Purchasers	438	—	(438)	—
Senior Secured Notes issued as payment for interest	1,279	1,445	(2,502)	222
Senior Secured Notes issued as payment for interest, Insider Purchasers	9	48	(57)	—
	11,006	1,493	(10,777)	1,722
Discount:
Derivative financial instrument – Series A Warrants	(2,873)	—	2,873	—
Derivative financial instrument – Series A-2 warrants	(4,484)	—	4,484	—
Derivative financial instrument – Series A-2 warrants, Insider Purchasers	(250)	—	250	—
Derivative financial instrument – Series A-3 warrants, net of write off of $208	—	(468)	208	(260)
Reduction of exercise price and extension of expiration dates of warrants	(766)	—	766	—
	(8,373)	(468)	8,581	(260)
Accretion of discount	4,211	2,591	(6,782)	20
Accretion of discount, Insider Purchasers	29	141	(170)	—
	(4,133)	2,264	1,629 (1)	(240)
Senior Secured Notes, including $0 and $226 at December 31, 2007 and 2008, respectively, held by Insider Purchasers, net of discount	$6,873	$3,757	$(9,148)	$1,482

Note 1 – The $1,629,000 of unamortized discount along with $187,000 of unamortized financing costs were expensed and comprises the $1,816,000 loss on extinguishment of debt.

In the 2006 Private Placements, we issued $6,180,000 of our Senior Secured Notes and Series A warrants (to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share.  The Series A warrants are exercisable for a period of five years and are subject to certain anti-dilution protection.  We also agreed to reduce the exercise price of 3,625,000 previously issued warrants held by the investors in these private placements to $0.65 from a weighted average price of $3.38, and to extend the expiration date of any such warrants to no earlier than three years after the offering date.  The new weighted average expiration date of the warrants became 3.5 years from March 2006 from a previous weighted average expiration date of 2.9 years.  In addition, we issued to the designees and assigns of Burnham Hill Partners placement agent warrants to purchase 618,000 shares of our common stock at an exercise price of $0.55 per share.  The warrants are subject to certain anti-dilution protection.  The $5,585,000 net proceeds of the 2006 Private Placement were used to support our corporate restructuring program and for working capital.

We accounted for the reduction of the exercise price of 3,625,000 previously issued warrants held by the investors in the 2006 Private Placements to $0.65 from a weighted average price of $3.38, and the extension of the expiration date of any such warrants to no earlier than three years after the offering date at fair value as a debt discount with an offsetting credit to Paid in Capital.  A portion of the finance costs of the Senior Secured Notes issued in 2006 Private Placements were allocated to this transaction and charged to Paid in Capital.  The estimated fair value of this modification was based on the excess of the fair value of these warrants at the date of the financings over the fair value of these warrants at their original terms.  In the 2006 Private Placements, $766,000 of the proceeds were attributed to the estimated fair value of the modification of price and term of these warrants.  The $766,000 fair value of this modification was treated as a discount of the Senior Secured Notes and expensed, using the effective interest method, over the 18 month period to the original maturity date of September 30, 2007 of the Senior Secured Notes issued in the 2006 Private Placements.

In the 2007 Private Placement, we amended the terms of our then outstanding Senior Secured Notes to extend the maturity date to March 31, 2009 from September 30, 2007 (the “2007 Senior Secured Notes Extension”).   In consideration for the 2007 Senior Secured Notes Extension, we issued Series A-2 warrants to the note holders to purchase an aggregate of 4,773,000 shares of common stock (which represented thirty-three (33%) percent of the shares of common stock issuable upon conversion of the then outstanding Senior Secured Notes and accrued interest).  The Series A-2 warrants have an exercise price of $0.65 per share and are exercisable for a period of five years.   The warrants are subject to certain anti-dilution protection.  Burnham Hill Partners acted as financial advisor for the Preferred Stock Exchange (as defined in Note 10, Series C Convertible Preferred Stock below) and 2007 Senior Secured Notes Extension and received financial advisory warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share.   The warrants were exercisable for a period of five years and are subject to certain anti-dilution protection.  The Company allocated 150,000 of the warrants, with a fair value of $86,000, to the Senior Secured Notes Extension and incurred professional fees related to the Senior Secured Notes Extension of $50,000.

The Senior Secured Notes originally bore interest at 10% per annum, increasing to 12% on the first anniversary following their issuance, and mature on March 31, 2009.  Beginning in January 2008 the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect shall increase if the Company fails to achieve a minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (the “Adjusted EBITDA”) as defined in the Senior Secured Notes.  The per annum interest rate shall increase by 200 basis points if the stated quarterly Adjusted EBITDA is not achieved, and such increase will be cumulative for each subsequent quarterly failure to achieve the stated Adjusted EBITDA; provided, however, that the per annum interest rate shall revert to the lower interest rate in the event the Company achieves or exceeds the stated or cumulative minimum Adjusted EBITDA in any subsequent quarterly period.  The Senior Secured Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the failure by the Company to achieve Adjusted EBITDA.   The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the six months ended June 30, 2008 and the nine months ended September 30, 2008.  Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points to 14% beginning July 1, 2008 and an additional 200 basis points on October 1, 2008 to 16%.

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

In the 2007 Private Placement, we issued $3,538,000 of our Senior Secured Notes and Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share.  Insider Purchasers invested $438,000 in the private placement.  The Series A-2 warrants were exercisable for a period of five years and are subject to certain anti-dilution protection.  In addition, we issued to the designees and assignees of Burnham Hill Partners placement agent warrants to purchase 566,080 shares of our common stock at an exercise price of $0.55 per share.  The warrants were exercisable for a period of five years and are subject to certain anti-dilution protection.

Burnham Hill Partners received a cash fee of $283,000, which equaled eight (8%) percent of the gross proceeds we received.  The $3,230,000 net proceeds of the September 2007 private placement are being used for working capital.

In the 2008 Private Placements, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the derivative liabilities and extend the maturity date of the Senior Secured Notes and limit the related interest rate.  The 2008 Private Placements adjusted the exercise price and expiration date of the Series A, Series A-2, Placement Agent and Financial Advisory warrants to $0.40 per share, deleted the Adjusted EBITDA interest calculation and set the interest rate for the Senior Secured Notes at 16% per annum and the maturity date for the Senior Secured Notes was extended to September 30, 2010 among other things.   See Note 7 – 2008 Private Placement Transactions.

During the year ended December 31, 2008 and 2007, the accretion of discount on the Senior Secured Notes was $2,732,000 and $2,881,000, respectively.

Financing Costs

The financing costs, which were included in Other Assets in the accompanying consolidated balance sheets, and accumulated amortization as of December 31, 2008, is as follows (in thousands):

	2006 Private Placements	2007 Private Placement and Senior Secured Notes Extension	2007 Private Placement, Insider Purchasers	2008 Private Placements	Extinguishment of Debt	Total
Cash financing costs:
Placement agent fees – Burnham Hill Partners	$480	$248	$35	$203	$(966)	$—
Other financing costs	115	71	3	139	(328)	—
	595	319	38	342	(1,294)	—
Non-cash financing costs:
Placement agent and financial advisory warrants – Burnham Hill Partners	296	376	41	196	(909)	—
Financing costs charged to:
Paid in Capital	(110)	—	—	(538)	648	—
Total financing costs	781	695	79	—	(1,555)	—
Accumulated amortization	(781)	(527)	(60)	—	1,368	—
	—	168	19	—	(187)	$—

Amortization during year	$—	$402	$46	$—	$—	$448

The financing costs for the 2006 Private Placements were being amortized over the 18 month period through September 30, 2007, the maturity date of the originally issued Senior Secured Notes.  The financing costs for the 2007 Private Placement and extension of the maturity date of the 2006 Private Placement were being amortized over the 18 month period through March 31, 2009, the original maturity date of the Senior Secured Notes.   As a result of the 2008 Private Placements the remaining financing costs were charged to Paid in Capital.

The financing costs, which were included in Other Assets in the accompanying consolidated balance sheets, and accumulated amortization as of December 31, 2007, is as follows (in thousands):

	2007
	2006 Private Placements	2007 Private Placement and Senior Secured Notes Extension	2007 Private Placement, Insider Purchasers	Total
Cash financing costs:
Placement agent fees – Burnham Hill Partners	$480	$248	$35	$763
Other financing costs	115	71	3	189
	595	319	38	952
Non-cash financing costs:
Placement agent and financial advisory warrants – Burnham Hill Partners	296	376	41	713

Financing costs charged to Paid in Capital	(110)	—	—	(110)
Total financing costs	781	695	79	1,555
Accumulated amortization	(781)	(125)	(14)	(920)
	$0	$570	$65	$635

Amortization during year	$392	$125	$14	$531

Derivative Liabilities

Activity for derivative liabilities during the years ended and as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31, 2007	Increase (decrease) in Fair Value	Elimination of derivative liability	December 31, 2008
(i) Derivative financial instrument – February 2004 capital raise	$1,200	$(94)	$(1,106)	$—
(iii) Derivative financial instrument – Placement agent and financial advisory warrants	457	(239)	(218)	—
(iv) Derivative financial instrument – Series A warrants	1,758	(946)	(812)	—
(v) Derivative financial instrument – Series A-2 warrants, 2007 Private Placement	1,008	(520)	(488)	—
(v) Derivative financial instrument – Series A-2 warrants, 2007 Private Placement, Insider Purchasers	142	(73)	(69)	—
(vi) Derivative financial instrument – Series A-2 warrants, issued in connection with Senior Secured Notes Extension	1,552	(801)	(751)	—
	$6,117	$(2,673)	$(3,444)	$—

The components of the increase or (decrease) in the fair value of derivative financial instruments’ liability with changes in value recorded as other (income) expense for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
(i) Derivative financial instrument – February 2004 capital raise	$(94)	$(36)
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	—	(865)
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes	—	(2,666)
(ii) Derivative financial instrument – Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	—	(112)
(iii) Derivative financial instrument – Placement agent and financial advisory warrants	(239)	(313)
(iv) Derivative financial instrument – Series A warrants	(946)	359
(v) Derivative financial instrument – Series A-2 warrants, 2007 Private Placement	(520)	(757)
(v) Derivative financial instrument – Series A-2 warrants, 2007 Private Placement, Insider Purchasers	(73)	(108)
(vi) Derivative financial instrument – Series A-2 warrants, issued in connection with Senior Secured Notes Extension	(801)	(1,167)
	$(2,673)	$(5,665)

The components of the gain on elimination of derivative financial liability for the year ended December 31, 2008 was as follows (in thousands):

2008
(i) Elimination of derivative financial instrument – February 2004 capital raise	$(1,106)
(iii) Elimination of derivative financial instrument – Placement agent and financial advisory warrants	(218)
(iv) Elimination of derivative financial instrument – Series A warrants	(812)
(v) Elimination of derivative financial instrument – Series A-2 warrants, 2007 Private Placement	(488)
(v) Elimination of derivative financial instrument – Series A-2 warrants, 2007 Private Placement, Insider Purchasers	(69)
(vi) Elimination of derivative financial instrument – Series A-2 warrants, issued in connection with Senior Secured Notes Extension	(751)
(3,444)
Warrants issued to eliminate derivative financial instrument liability	1,225
(2,219)
Less amounts allocated to Paid in Capital	(2,219)
$—

(i)  We accounted for the registration rights agreement related to the February 2004 capital raise as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133.  The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.  We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,200,000.

In the 2008 Private Placements we amended various warrants to eliminate the provisions of the warrant agreements which required the Company to account for the related derivative liability, exchanged shares of Series C Preferred Stock for Series A Preferred Stock and exchanged Senior Secured Notes for Series A Preferred Stock. With this recapitalization of the balance sheet and the elimination of the derivative liabilities related to the warrants the Company currently estimates that the fair value for the derivative liability for the 2004 capital raise is now nominal. Therefore, in November 2008, the Company eliminated the $1,106,000 derivative liability related to the February 2004 capital raise as an increase to additional paid-in capital.

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

 (iii)  We accounted for the issuance of the placement agent and financial advisory warrants issued in connection with the March and April 2006 and September 2007 private placements of the Senior Secured Notes as a derivative liability subject to SFAS No. 133.  Management determined that the events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A and Series A-2 warrants, under certain circumstances. Accordingly the Company accounted for the placement agent and financial advisory warrants as a derivative liability.  The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of December 31, 2007 to be $457,000.   See also Note 18.

In the 2008 Private Placement we amended these placement agent and financial advisory warrants issued in connection with the 2006 Private Placements and 2007 Private Placement of the Senior Secured Notes to eliminate the provisions of the warrant agreements which required the Company to account for a derivative liability.   Therefore, in November 2008, the Company eliminated the $218,000 derivative liability related to the warrants that had been accrued as of that date.

 (iv)  We accounted for the issuance of the Series A warrants to purchase 6,180,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133.  Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A warrant, under certain circumstances. Accordingly the Company accounted for the Series A warrants as a derivative liability.  The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense. We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,758,000.

In the 2008 Private Placement we amended these Series A warrants to eliminate the provisions of the warrant agreements which required the Company to account for a derivative liability.   Therefore, in November 2008, the Company eliminated the $812,000 derivative liability related to the warrants that had been accrued as of that date.

(v)  In connection with the 2007 Private Placement we accounted for the issuance of the Series A-2 warrants to purchase 3,538,000 shares of common stock at an exercise price of $0.65 per share as a derivative liability subject to SFAS No. 133.  Management determined that certain events or actions necessary to deliver registered shares are not controlled by the Company and that the holders have the right to demand that the Company pay the holders in cash, calculated as defined in the Series A-2 Warrant, under certain circumstances. Accordingly the Company accounted for the Series A-2 warrants as a derivative liability.  The estimated fair value of the derivative liability is calculated using the Black-Scholes method and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense. In the 2007 Private Placement, $2,015,000 of the proceeds was attributed to the estimated fair value of the derivative liability.  The $2,015,000 for the derivative liability will be treated as a discount on the Senior Secured Notes and expensed, using the effective interest method, over the 18 month period to the maturity of the Senior Secured Notes. We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,150,000.

In 2008 Private Placements we amended these Series A-2 warrants to eliminate the provisions of the warrant agreements which required the Company to account for a derivative liability.   Therefore, in November 2008, the Company eliminated the $557,000 derivative liability related to the warrants that had been accrued as of that date.

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

In the 2008 Private Placements we amended these Series A-2 warrants to eliminate the provisions of the warrant agreements which required the Company to account for a derivative liability.   Therefore, in November 2008, the Company eliminated the $751,000 derivative liability related to the warrants that had been accrued as of that date.

Insider Purchasers Investment in September 2007 Private Placement

In the 2007 Private Placement, the Insider Purchasers invested an aggregate of $438,000 and were issued Senior Secured Notes and Series A-2 warrants to acquire 438,000 shares of common stock.  The Senior Secured Notes and other transaction documents provide that the Insider Purchasers will not be entitled to all of the rights and benefits available to the other purchasers upon the occurrence of certain events, including, but not limited to, an event of default, the failure by Glowpoint to achieve specified Adjusted EBITDA, and the failure to timely file the required registration statement.

In the 2008 Private Placement, the Company exchanged 1,880 shares (126 for Insider Purchasers) of Series A Preferred Stock and Series A-3 Warrants to acquire 9,401,000 shares (631,000 for Insider Purchasers) of common stock were issued for $7,521,000 of the Company’s Senior Secured Notes.   The Series A Preferred Stock and other transaction documents provide that the Insider Purchasers will be entitled to all of the rights and benefits available to the other purchaser.

Senior Secured Notes –Adjusted EBITDA Requirements

In the 2007 Private Placement the Company was required to achieve minimum Adjusted EBITDA, as defined, in 2008 or the per annum interest rate on the unpaid principal balance of the Senior Secured Notes then in effect would increase by 200 basis points.  In the 2008 Private Placement this was deleted and the interest rate for the Senior Secured Notes was set at 16% per annum.

The Company achieved the minimum Adjusted EBITDA for the quarter ended March 31, 2008 but did not achieve the minimum Adjusted EBITDA for the six months ended June 30, 2008 and nine months ended September 30, 2008.  Therefore, the interest rate on the unpaid principal balance of the Senior Secured Notes increased by 200 basis points to 14% beginning July 1, 2008 and an additional 200 basis points on October 1, 2008 to 16%.

Note 9 - Interest Expense

The components of interest expense for the years ended December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Accretion of discount on Senior Secured Notes	$2,591	$2,852
Accretion of discount on Senior Secured Notes, Insider Purchasers	141	29
Interest on Senior Secured Notes	1,376	900
Interest on Senior Secured Notes, Insider Purchasers	44	12
Beneficial conversion feature – Senior Secured Notes	—	1,757
Beneficial conversion feature – Senior Secured Notes, Insider Purchasers	—	220
Interest expense for sales and use taxes and regulatory fees	283	268
Interest expense for capital lease	78	—
Other interest expense	22	5
	$4,535	$6,043

Note 10 - Stockholders’ Deficit

Common Stock

In February 2004, we raised net proceeds of $12,480,000 in a private placement offering of 6,100,000 shares of our common stock at $2.25 per share. We also issued warrants to the investors in a private placement offering to purchase 1,830,000 shares of our common stock at an exercise price of $2.75 per share. The warrants expire five and a half years after the closing date. The warrants are subject to certain anti-dilution protection (minimum price of $2.60) and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal).  In addition, we issued to our placement agent five and a half year warrants to purchase 427,000 shares of common stock at an exercise price of $2.71 per share with an estimated fair value of $895,000.  The placement agent warrants are subject to anti-dilution protection (minimum price of $2.60) and as a result of the March 2005 financing, the exercise price was reduced to $2.60 (the incremental fair value was nominal).

The registration rights agreement for the February 2004 financing provides for liquidated damages of 3% of the aggregate purchase price for the first month and 1.5% for each subsequent month if we failed to register the common stock and the shares of common stock underlying the warrants or maintain the effectiveness of such registration.  We accounted for the registration rights agreement as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS No. 133.  The estimated fair value of the derivative liability is based on estimates of the probability and costs expected to be incurred and such estimates are revalued at each balance sheet date with changes in value recorded as other income or expense.  $1,164,000 of the proceeds of the financing was attributed to the estimated fair value of the derivative liability.  We estimated the fair value of the derivative liability as of December 31, 2007 to be $1,200,000.    For the years ended December 31, 2008 and 2007 we recognized other income of $94,000 and $36,000 for a decrease in the fair value of the derivative liability.

In the 2008 Private Placements we amended various warrants to eliminate the provisions of the warrant agreements which required the Company to account for the related derivative liability, exchanged shares of Series C Preferred Stock for Series A Preferred Stock and exchanged Senior Secured Notes for Series A Preferred Stock. With this recapitalization of the balance sheet and the elimination of the derivative liabilities related to the warrants the Company currently estimates that the fair value for the derivative liability for the 2004 capital raise is now nominal. Therefore, in November 2008, the Company eliminated the $1,106,000 derivative liability related to the February 2004 capital raise as an increase to additional paid-in capital.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 7,500 shares of Series A Preferred Stock authorized, of which 3,790 shares are issued and outstanding as of December 31, 2008, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued.  We have no other classes of preferred stock.  Only the Series A Preferred Stock is outstanding as of December 31, 2008.

Series A Convertible Preferred Stock

In the 2008 Private Placement, the Company received $1,825,000 of gross proceeds in an Initial Closing of 456 shares of its newly-created Series A Preferred Stock and Series A-3 Warrants having an exercise price of $0.40 per share to acquire an aggregate of 2,281,000 shares of common stock pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”)(see Note 7). Pursuant to the Purchase Agreement, the Company may could additional shares of Series A Preferred Stock and Series A-3 Warrants in one or more subsequent closings that may occur during the 90-day period following the Initial Closing, up to a maximum offering amount of $8,000,000. The following is a summary of the sale of Series A Preferred Stock (in thousands except Series A Preferred Stock shares):

	Gross Proceeds	Series A Preferred Stock Shares	Series A Preferred Stock Book Value	Series A Preferred Stock Liquidation Value	Series A-3 Warrants
Investors	$1,812	453	$1,367	$3,398	2,265
Insider Purchaser	13	3	10	24	16
	$1,825	456	$1,377	$3,422	2,281

Each share of Series A Preferred Stock, par value $0.0001 per share, has a stated value of $7,500 per share, a liquidation preference equal to the stated value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A Preferred Stock is convertible into 10,000 shares of common stock. The Series A Preferred Stock is senior to all other classes of equity and, after the first anniversary of issuance (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly in cash, based on the Stated Value.  After the Dividend Grace Period and so long as any of the Company’s Senior Secured Notes remain outstanding, dividends shall accrue quarterly and will not be paid. In the event of a change of control the Company, at its option, shall have the right to redeem all or a portion of the outstanding Series A Preferred Stock in cash at a price per share of Series A Preferred Stock equal to 100% of the liquidation preference amount plus all accrued and unpaid dividends. The Series A Preferred Stock and the Series A-3 Warrants also contain provisions providing weighted average anti-dilution protection.  The Series A-3 Warrants are exercisable for a period of five years and, in accordance with the terms of that certain Registration Rights Agreement as amended on February 19, 2009, we are obligated to file a registration statement within 90 days after requested by at least two thirds of the Series A-3 Warrant holders to register for resale the shares of common stock issuable upon exercise of the Series A-3 Warrants. As of the date of this filing we have not received any such request.

Each share of the Series A Preferred Stock is valued at $3,000, which is based on gross proceeds of $4,000 received by the Company less $1,000, the Black-Scholes value for the Series A-3 Warrants issued with each Series A Preferred Stock share to acquire 5,000 shares of the Company’s common stock.

In the 2008 Private Placements, see Note 7, the Company exchanged 2,701 shares of Series A Preferred Stock and Series A-3 Warrants to acquire 12,377,000 shares of common stock were issued for $10,802,000 (including $24,000 of accrued interest) of the Company’s Exchanged Notes.   Insider Purchasers will receive the same rights as the other holders of the Series A Preferred Stock. The following is a summary of the exchange (in thousands except Series A Preferred Stock shares):

	Senior Secured Notes	Series A Preferred Stock Shares	Series A Preferred Stock Book Value	Series A Preferred Stock Liquidation Value	Series A-3 Warrants
Investors	$10,297	2,575	$7,905	$19,307	11,746
Insider Purchasers	505	126	381	946	631
	$10,802	2,701	$8,286	$20,253	12,377

In 2008 Private Placements, we entered into a Series C Preferred Consent and Exchange Agreement (the “2008 Preferred Stock Exchange”), with the holders of the Company’s Series C Convertible Preferred Stock whereby they (i) consented to the creation of the Series A Preferred Stock and (ii) were issued an aggregate of 633 shares of Series A Preferred Stock, having a Stated Value of $4,748,100, in exchange for an aggregate of 474.81 shares of the Company’s Series C Convertible Preferred Stock, which also had a Stated Value of $4,748,100.

We accounted for the 2008 Preferred Stock Exchange as a redemption and in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“D- 42”).  In connection with the 2008 Preferred Stock Exchange, D-42 requires that the excess of the carrying amount of the Series C Preferred Stock (the “Series C Carrying Amount”) over the fair value of the Series A Preferred Stock (the “Series A Fair Value”) be subtracted from net loss to arrive at net loss attributable to common stockholders.  The Series C Carrying Amount of $4,330,000 is based on the recorded fair value.  The Series A Carrying Amount of $1,911,000 is based on a fair value of $3,000 for each of the 633 shares of Series A Preferred Stock exchanged in the transaction.  The $2,419,000 excess of Series C Carrying Amount over the Series A Fair Value is recognized in our consolidated statement of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

The following is a summary of the Series A Preferred Stock (in thousands except Series A Preferred Stock shares) as of December 31, 2008:

	Series A Preferred Stock Shares	Series A Preferred Stock Book Value	Series A Preferred Stock Liquidation Value
Investors	3,661	$11,183	$27,453
Insider Purchasers	129	391	970
	3,790	$11,574	$28,423

Series C Convertible Preferred Stock

In September 2007, we entered into an exchange agreement  with the holders of the Series B convertible preferred stock (the “Series B Holders”) and issued an aggregate of 474.8126 shares of a new Series C Preferred Stock in exchange for cancelling all of our issued and outstanding Series B convertible preferred stock, cancelling $1,098,000 of accrued but unpaid dividends due on the Series B convertible preferred stock, and 1,525,000 shares of common stock held by the Series B Holders (the “2007 Preferred Stock Exchange”). Each share of Series C Preferred Stock, par value $0.0001 per share, has a liquidation preference equal to its stated value, which is $10,000 per share, and is convertible at the holder’s election into 10,000 shares of common stock.  The Series C Preferred Stock has anti-dilution rights.  The Series C preferred stockholders are not entitled to receive dividends.  The Series

C Preferred Stock is only redeemable in the event of the Company’s liquidation, dissolution or winding up of affairs.  Upon a change of control, as defined therein, the holders of the Series C Preferred Stock or the Company can require that the Series C Preferred Stock be redeemed at the stated value per share as adjusted.  The Series C Preferred Stock must be converted into shares of common stock when the closing bid and ask price of the Company’s common stock exceeds $2.00 for a period of 10 consecutive trading days.  The Series C Preferred Stock is not classified in Stockholders’ Deficit.

Burnham Hill Partners acted as financial advisor for, among other things, the 2007 Preferred Stock Exchange and the extension of the maturity date of the Senior Secured Notes that were maturing in September 2007 and received warrants to purchase 250,000 shares of common stock at an exercise price of $0.65 per share. The financial advisory warrants are exercisable for a period of five years and are subject to certain anti-dilution protection. The Company allocated 100,000 of the financial advisory warrants, with a fair value of $57,000, to the 2007 Preferred Stock Exchange and incurred professional fees related to the 2007 Preferred Stock Exchange of $33,000.  These costs were charged to Paid in Capital.  See Note 8 for the allocation of the remaining financial advisory warrants.

We accounted for the 2007 Preferred Stock Exchange as a redemption and in accordance with D- 42 which requires that the excess of the carrying amount of the Series B convertible preferred stock (the “Series B Carrying Amount”) over the fair value of the Series C Preferred Stock (the “Series C Fair Value”) be subtracted from net loss to arrive at net loss attributable to common stockholders.  The Series B Carrying Amount of $5,129,000 is comprised of the $2,888,000 stated value of the Series B convertible preferred stock, the $1,098,000 of accrued but unpaid dividends, and $1,143,000 for the 1,525,000 shares of common stock valued at the common stock price of $0.75 on the date the common stock shares were surrendered.  We computed the $4,330,000 Series C Fair Value using a valuation model utilized by the financial advisory and investment banking industries to determine the fair value of this type of financial instrument. The $799,000 excess of Series B Carrying Amount over the Series C Fair Value is recognized in our consolidated statement of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

The Series C Preferred Stock was recorded in the accompanying consolidated balance sheet at its fair value on the date of the transaction of $4,330,000.

Series D Convertible Preferred Stock

The Series D convertible preferred stock does not have any voting rights, but is convertible into Glowpoint’s common stock and is entitled to any liquidating distribution to holders of common stock. All of the Senior Secured Notes, the Series A warrants, as amended, the Series A-2 warrants and the Series A Preferred Stock are convertible or exercisable, as the case may be, into our common stock, but provide that, unless specifically waived by such holder, in no event shall any holder of such securities own more than 4.99% or 9.99% of our outstanding common stock. In the event a holder would own more than either percentage upon conversion or exercise and does not waive such ownership cap, we will issue Series D convertible preferred stock for the amount above such limitation. The holder may then convert Series D convertible preferred stock into common stock in the future as permitted by the ownership limitations or upon waiver of such restriction. The Series D convertible preferred stock is classified in Stockholders’ Deficit.  No shares of Series D convertible preferred stock have been issued as of December 31, 2008.

Note 11 - Stock options

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”), 3,000,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2008, options to purchase a total of 863,000 shares were outstanding and 1,341,000 shares remained available for future issuance under the 2007 Plan.

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

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (the “2000 Plan”), as amended, 4,400,000 shares of common stock have been reserved for issuance thereunder. The 2000 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2008, options to purchase a total of 3,954,000 shares were outstanding and 8,000 shares remained available for future issuance under the 2000 Plan.

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

1996 Stock Option Plan

Under the 1996 Stock Option Plan (the “1996 Plan”), as amended and then terminated in December 2006, 2,475,000 shares of common stock had been reserved for issuance thereunder.  The 1996 Plan provided for the granting of options to officers, directors, employees and advisors.  No options were granted under the 1996 Plan in the years ended December 31, 2008 and 2007. As of December 31, 2008, options to purchase a total of 8,000 shares were outstanding.

VTI Stock Option Plans

As part of the merger with View Tech, Inc. (“VTI”) in May 2000, we assumed the outstanding options of the four stock option plans maintained by VTI. These plans generally require the exercise price of options to be not less than the estimated fair market value of the stock at the date of grant. Options vest over a maximum period of four years and may be exercised in varying amounts over their respective terms. In accordance with the provisions of such plans, all outstanding options become immediately exercisable upon a change of control, as defined, of VTI.  The plans will terminate in 2009. Options assumed as part of the merger with VTI totaled 361,605. No options were granted under these Plans in years ended December 31, 2008 and 2007. As of December 31, 2008, options to purchase a total of 97,000 shares of Glowpoint’s common stock were outstanding and no shares remained available for future issuance.

Options outside our Qualified Plans

We have also issued stock options outside of our qualified plans in prior years, though none in the years ended December 31, 2008 and 2007. At December 31, 2008, the total of these options outstanding was 50,000.

Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2008 and 2007, is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2007	5,100	$2.26	3,664	$2.86
Granted	1,284	0.59
Exercised	—	0.00
Expired	(1,380)	2.94
Forfeited	(791)	2.58
Options outstanding, December 31, 2007	4,213	1.47	2,519	2.06
Granted	892	0.43
Exercised	—	0.00
Expired	—	0.00
Forfeited	(132)	0.58
Options outstanding, December 31, 2008	4,973	$1.31	3,334	$1.72

Shares of common stock available for future grant under Company plans	1,349

Additional information as of December 31, 2008 with respect to all outstanding options is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.20 – 0.49	1,379	8.30	$ 0.37	601	$ 0.39
0.50 – 0.70	1,549	8.68	0.58	688	0.57
0.86 – 1.48	935	5.80	1.21	935	1.21
1.58 – 3.50	506	4.15	3.02	506	3.02
3.90 – 5.50	604	2.07	4.03	604	4.03
$ 0.20 – 5.50	4,973	6.77	$ 1.31	3,334	$ 1.72

A summary of nonvested options as of, and changes during the years ended December 31, 2008 and 2007, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2007	1,436	$0.59
Granted	1,284	0.45
Vested	(917)	0.65
Forfeited	(108)	0.41
Nonvested options outstanding, December 31, 2007	1,695	0.46
Granted	892	0.31
Vested	(828)	0.51
Forfeited	(120)	0.42
Nonvested options outstanding, December 31, 2008	1,639	$0.36

At December 31, 2008 and 2007 there was $0 and $26,000, respectively, of total unrecognized compensation costs related to non-vested options granted prior to January 1, 2007 that are expected to be recognized over a weighted-average period of 0.00 and 0.53 years, respectively.

Stock option compensation expense is allocated as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Cost of revenue	$21	$22
Research and development	24	45
Sales and marketing	64	45
General and administrative	244	368
	$353	$480

There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2008 and 2007.  No compensation costs were capitalized as part of the cost of an asset.

The intrinsic value of nonvested options at December 31, 2008 and 2007 was $585,000 and $776,000, respectively.

Note 12 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2008 and 2007, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2007	317	$0.71
Granted	1,240	0.58
Vested	(530)	0.69
Forfeited	—	0.00
Unvested restricted shares outstanding, December 31, 2007	1,027	0.54
Granted	745	0.47
Vested	(552)	0.55
Forfeited	—	0.00
Unvested restricted shares outstanding, December 31, 2008	1,220	$0.49

Restricted stock compensation costs are allocated as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
General and administrative	$207	$391
Sales and marketing	8	—
Accrued expenses (1)	179	—
	$394	$391

Note 1 – In 2007 the Company accrued $179,000, included in General and Administrative expenses in 2007, to pay management bonuses.  In 2008, the Company issued restricted shares, with a value of $179,000, to pay for the accrued management bonuses accrued in 2007.

There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2008.  No compensation costs were capitalized as part of the cost of an asset.

Note 13 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of December 31, 2008 and 2007, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2007	14,749	$1.28
Granted	9,127	0.64
Exercised	—	—
Forfeited	(901)	5.39
Warrants outstanding, December 31, 2007	22,975	0.86
Granted	18,042	0.40
Exercised	—	—
Forfeited	(100)	0.50
Warrants outstanding, December 31, 2008	40,917	$0.54

Additional information as of December 31, 2008 with respect to outstanding warrants, all of which are exercisable, is as follows (warrants in thousands):

Range of Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Subject to Anti-dilution Protection
$0.40	37,567	4.90	$0.40	Yes
1.61	1,640	1.20	1.61	No
2.60	1,710	0.63	2.56	No
$0.40 – 2.60	40,917	4.58	$0.54

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2008 and 2007:

	2008	2007
Risk free interest rate	1.55%	4.3%
Warrant lives	5 Years	5 Years
Expected volatility	108.8%	94.6%
Expected dividend yields	None	None

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the term of the grant. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Note 14 - Income Taxes

We had no tax provision for the years ended December 31, 2008 and 2007.  Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2008 and 2007 as shown in the following table (in thousands):

	2008	2007
U.S. federal income taxes at the statutory rate	$(2,487)	$(1,843)
State taxes, net of federal effects	(439)	(325)
Nondeductible expenses	(625)	417
Beneficial conversion feature	216	912
Change in valuation allowance	3,335	839
	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 is presented below (in thousands):

Deferred tax assets:	2008	2007
Tax benefit of operating loss carry forward	$48,739	$47,706
Reserves and allowances	1,700	1,500
Accrued expenses	149	89
Goodwill	524	595
Warrants issued for services	742	605
Equity based compensation	704	562
Fixed assets	111	141
Restricted stock	292	217
Total deferred tax assets	52,961	51,415

Deferred tax liability:
Fair value adjustments to derivative financial instruments	-	(1,789)
Deferred tax assets and liability, net	52,961	49,626
Valuation allowance	(52,961)	(49,626)
Net deferred tax assets	$—	$—

We and our subsidiaries file federal tax returns on a consolidated basis and separate state tax returns. At December 31, 2008, we have net operating loss (“NOL”) carry-forwards of $123,819,000 for federal income tax purposes which expire in various amounts through 2028. At December 31, 2008, we have net NOL carry-forwards of $102,714,000 for state income tax purposes which expire in various amounts through 2028. The utilization of our NOL (the “Limited NOLs”) for federal income tax purposes sustained by Glowpoint may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2008 and 2007.

The federal and state tax returns for the years ending December 31, 2006, 2007 and 2008 are currently open and the tax returns for the year ended December 31, 2008 will be filed in September 2009.

Note 15 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who met minimum age and service requirements. The plan was non-contributory on our part.  Employer contributions to the 401(k) plan for the years ended December 31, 2008 and 2007 were $54,000 and $69,000, respectively.

Note 16 - Related Parties

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner and software development from a firm in which one of our other directors is the president. The Company provides video services to a company in which one of our directors is an officer.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties.  For the years ended December 31, 2008 and 2007, we incurred aggregate fees for the consulting and tax services of $180,000 and $230,000, respectively.   For the years ended December 31, 2008 and 2007, we received aggregate fees for the video services of $292,000 and $332,000, respectively.

Note 17 - Commitments and Contingencies

Employment Agreements

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

Compensation expense of $277,000 and $360,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2008 and 2007, respectively.  In addition, Mr. Brandofino’s original agreement stipulated that had we entered into a sale agreement during the term of the agreement and he realizes less than $200,000 from the exercise of all outstanding options, then he is entitled to a bonus in an amount equal to the difference between $200,000 and the amount realized. Either we or Mr. Brandofino may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Brandofino is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to one year of his then annual base salary and one year of accelerated vesting of the stock options granted under the amended employment agreement. If Mr. Brandofino’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked. In March 2009, Mr. Brandofino voluntarily resigned as an officer and director of the Company and entered into a separation agreement with the Company providing certain benefits (see Note 19 Subsequent Events).

President and Chief Operating Officer – In March 2004, we entered into an employment agreement with Joseph Laezza under which he became the Vice President, Operations.  Under that agreement, Mr. Laezza is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the CEO, which goals and metrics shall be updated on an annual basis.  In April 2006, he became Chief Operating Officer.   In May 2007, Mr. Laezza’s agreement was amended to (i) reflect his title as COO, (ii) grant 100,000 restricted shares of the Company’s common stock, with one-half of such restricted shares vesting on each of May 15, 2009 and May 15, 2011, (iii) grant an option to purchase 250,000 shares of the Company’s common stock, with one-half of such options vesting immediately and the remaining 125,000 options vesting in equal installments on May 15, 2008, May 15, 2009, and May 15, 2010, and (iv) provide for a January 1, 2009 expiration.  In November 2008, this agreement was amended to reflect his appointment as President and to extend the expiration date to January 31, 2011.  Compensation expense of $271,000 and $306,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2008 and 2007.  The March 2004 agreement also provided for a grant to Mr. Laezza of 55,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on March 11 of each of the following years.  Either we or Mr. Laezza may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Laezza is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Laezza’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.  In March 2009, Mr. Laezza was appointed Co-Chief Executive Officer and a member of the Board and granted additional restricted stock and options (see Note 19 Subsequent Events).

Chief Financial Officer - In January 2007, we entered into a two-year employment agreement with Edwin F. Heinen.  This agreement has been subsequently amended several times to extend the expiration date to January 31, 2011.  Under the employment agreement, Mr. Heinen is entitled to a base salary of not less than $200,000 per calendar year and, subject to the sole discretion of our Compensation Committee, he is eligible to receive an annual incentive bonus of up to 40% of his base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis. Compensation expense of $212,000 and $264,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2008 and 2007.  The agreement also provides for a grant to Mr. Heinen of 200,000 restricted shares of the Company’s common stock, with one-third of such restricted shares of common stock vesting on January 30 of each of the following three years.  Either we or Mr. Heinen may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Heinen is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Heinen’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked. In March 2009, Mr. Heinen was granted additional restricted stock and options (see Note 19 Subsequent Events).

Executive Vice President, Business Development and General Counsel - In May 2006, we entered into a two-year employment agreement with David W. Robinson, which was subsequently been amended several times with a current expiration date January 31, 2011.   Under the agreement, Mr. Robinson is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the President and CEO, which goals and metrics shall be updated on an annual basis.  Compensation expense of $262,000 and $312,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2008 and 2007.  The agreement also provided for a grant of 200,000 shares of restricted common stock, with 60,000 shares vesting upon commencement of employment and one-third of the remaining restricted shares (or 46,666 shares) vesting annually thereafter.  Either we or Mr. Robinson may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Robinson is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Robinson’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.  In March 2009, Mr. Robinson was appointed Co-Chief Executive Officer and a member of the Board and granted additional restricted stock and options (see Note 19 Subsequent Events).

Operating Leases

We lease several facilities under operating leases expiring through 2012. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2008, and 2007 were $312,000, and $292,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31
2009	$278
2010	147
2011	96
2012	19
$540

Capital Lease Obligation

We lease certain equipment under a non-cancelable lease agreement, which expires in 2009, at a fixed interest rate of 25%. The lease is accounted for as capital lease. The equipment under the capital lease as of December 31, 2008 had a cost of $383,000.  Depreciation expense on the equipment under capital lease was for the year ending December 31, 2008 and 2007 was $77,000 and $0, respectively.  Future minimum commitments under this capital lease is as follows (in thousands):

Total minimum lease obligation for year ending December 31, 2009	$274
Less interest at 26%	(41)
Present value of total minimum lease obligation	$233

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

There are $1,242,000 of future minimum commercial commitments under carrier agreements which expire in the year ended December 31, 2009.

Note 18 – Adjustments Related to Prior Fiscal Periods

During the quarter ended December 31, 2007, the Company identified and recorded certain adjustments related to the year ended December 31, 2006 and to the period ended September 30, 2007.  The adjustments are related to recognizing a derivative liability related to the placement agent and financial advisory warrants issued in connection with the March and April 2006 and September 2007 private placements of the Senior Secured Notes.  Had these adjustments been reflected in the year ended December 31, 2006, the derivative liability in the balance sheet would have been increased by $147,000, Paid in Capital would have been reduced by $296,000 and other income from the decrease in the fair value of derivative financial instruments would have been $149,000 greater.  There was no impact on the loss from operations.  The effect of these adjustments, was to increase the net loss and net loss attributable to common stockholders for the year ended December 31, 2007 by $149,000.  The effect on the Company’s consolidated balance sheet and consolidated statements of operations as of September 30, 2007, June 30, 2007 and March 31, 2007 were not considered to be material.  The effect of recording the adjustment in the fourth quarter of 2007 was to reduce the Company’s net income by $32,000.   The Company’s consolidated financial statements for prior periods have not been restated since the amounts of the adjustments are not material either quantitatively or qualitatively to the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows or the consolidated financial statements taken as a whole.

Note 19 – Subsequent Events

March 2009 Private Placements

In March 2009, the Company entered into a series of transactions that resulted in the Company raising additional working capital, exchanging or repaying all of its outstanding senior secured convertible promissory notes, and exchanging all of its Series A Convertible Preferred Stock for a newly-created Series A-1 Convertible Preferred Stock (the “2009 Private Placement”).  As a result, the Company is debt-free (other than normal course trade payables and existing capital lease obligations) and has a single class of preferred stock outstanding.

Pursuant to that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated March 16, 2009 (the “2009 Purchase Agreement”), the Company received $1,800,000 of gross proceeds on March 18, 2009 in an initial closing (the “Initial 2009 Closing”) of a private placement of 450 shares of its newly-created Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and amended Series A-3 warrants to acquire 2,250,000 shares of common stock. Pursuant to the 2009 Purchase Agreement, the Company may sell additional shares of Series A-1 Preferred Stock and Series A-3 warrants in one or more subsequent closings that may occur during the 90-day period following the Initial 2009 Closing, up to a maximum offering amount of $4,000,000. There can be no assurance, however, that the Company will raise any additional funds following the Initial Closing.

The Series A-3 warrants have an exercise price of $0.40 per share, contain provisions providing weighted average anti-dilution protection and are exercisable for a period of five years.  In accordance with the terms of that certain Registration Rights Agreement dated November 25, 2008 and amended on February 19, 2009, we are obligated to file a registration statement within 90 days after written request by at least two-thirds of the shares underlying the Series A-3 warrants, registering for resale the shares of common stock issuable upon exercise of the Series A-3 warrants.   As of the date of this filing we have not received any such request for registration.

Each share of Series A-1 Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-1 Preferred Stock is senior to all other classes of equity, has weighted average anti-dilution protection and, after the first anniversary of the Issuance Date (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Stated Value.  After the Dividend Grace Period, all dividends shall be payable (i) if on or before September 30, 2010, at the Company’s option in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date and (ii) if after September 30, 2010, at the option of the holder in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.  The “Issuance Date” is defined as the original issuance date of the Series A-1 Preferred Stock, except for shares of Series A-1 Preferred Stock issued upon the exchange of Series A Preferred Stock pursuant to the Series A Preferred Consent and Exchange Agreement (see below), in which case the “Issuance Date” is the date of issuance of the Series A Convertible Preferred Stock (i.e., either November 25, 2008 or December 31, 2008). Except for when dividends are payable, the Series A-1 Preferred Stock is the same as the Series A Preferred Stock created in November 2008.

Pursuant to that certain Note Exchange Agreement, dated March 16, 2009, the Company issued 269 shares on March 18, 2009 of its Series A-1 Preferred Stock and Series A-3 warrants to acquire 595,000 shares of common stock in exchange for $1,076,000 of the Company’s Senior Secured Notes, which represented all but $713,000 of the Company’s then outstanding Senior Secured Notes (the “Remaining Notes”) ($594,000 net of discount as of December 31, 2008). The Remaining Notes were purchased on March 18, 2009 for $750,000 and retired by the Company pursuant to that certain Securities Purchase Agreement, dated March 16, 2009, which prepayment was funded from the sale of securities in the Initial 2009 Closing. As a result, there are no Senior Secured Notes outstanding.

Pursuant to that certain Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, the holders of the Company’s Series A Preferred Stock (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock on March 18, 2009.

BHP, acted as placement agent for the 2009 Private Placement and acted as financial advisor for the other transactions disclosed herein and received a fee of $126,000, which equaled seven (7%) percent of the gross proceeds received by the Company in the Initial 2009 Closing.  Glowpoint also issued advisory warrants to BHP and/or its designees and assignees to purchase 500,000 shares of common stock at an exercise price of $0.40 per share. The advisory warrants are substantially similar to the amended Series A-3 Warrants.  The Company also paid BHP an additional $75,000 which was payable in connection with fees earned in an earlier transaction that were deferred until the 2009 Private Placement.

The following summary of selected unaudited consolidated financial information (the “Unaudited Proforma Information”), with respect to the year ended December 31, 2008 should be read in conjunction with the audited consolidated financial statements and footnotes included elsewhere in this document.  The Unaudited Proforma Information reflects the estimated impact that the 2009 Private Placement would have had on the Company’s financial statements had the 2009 Private Placement occurred on December 31, 2008 (000’s omitted).

	As Reported	Investment	Preferred Stock Exchange	Note Purchase	Note Exchange	Proforma 12/31/08
	12/31/08	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$1,227	$1,523	$—	$(750)	$—	$2,000
Total current assets	4,611	1,523	—	(750)	—	5,384
Total assets	7,177	1,523	—	(750)	—	7,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior Secured Notes	1,482	—	—	(585)	(897)	—
Total liabilities	10,390	—	—	(594)	(897)	8,899
Total stockholders’ deficit	(3,213)	1,523	—	(156)	897	(949)
Total liabilities and stockholders’ deficit	7,177	1,523	—	(750)	—	7,950

CONSOLIDATED STATEMENT OF OPERATION
Loss on extinguishment of debt, including $99 for Insider Purchasers	1,816	—	—	156	144	2,116
Net loss attributable to common stockholders	(4,896)	—	1,457	(156)	(144)	(3,739)

Commitments and Contingencies

Employment Agreements

On March 19, 2009, the Company announced the voluntarily resignation of Michael Brandofino as Glowpoint’s Chief Executive Officer and a member of the Board of Directors.  Joseph Laezza and David W. Robinson were appointed Co-Chief Executive Officers.   The Company amended the employment agreements of Messrs. Brandofino, Laezza, and Robinson.  Mr. Brandofino’s employment agreement was amended to revise the covenant not to compete during the year following his resignation so as to prohibit working with or consulting for certain named entities, but otherwise lessening the non-compete previously provided.  The employment agreement of Mr. Robinson was amended to extend its term until January 31, 2011, so as to be co-terminus with the employment agreement of Messrs. Laezza and Heinen.  The employment agreements of Messrs. Brandofino, Laezza, Heinen and Robinson were also amended as of January 1, 2009 to make changes in connection with revisions to Internal Revenue Code Section 409A.  The Company also entered into a Separation Agreement with Mr. Brandofino that provided, among other things, salary continuation for a stated period and a grant of 400,000 shares of restricted stock (replacing the May 2007 grant of restricted stock) that vest upon the earlier of a change of control and the second anniversary of grant.  In connection with his voluntary resignation, Mr. Brandofino will be paid severance of between approximately $225,000 and $300,000 over the following nine months to one year and other benefits (e.g., grants of new restricted stock, extension of period to exercise vested options, etc.) valued at approximately $70,000.  On March 20, 2009, (i) Messrs. Laezza and Robinson were each granted 270,000 shares of restricted stock and Mr. Heinen was granted 210,000 shares of restricted stock, all of which vest upon the earlier of a change of control and the third anniversary of grant, and (ii) Messrs. Laezza and Robinson were each granted options to acquire 180,000 shares of common stock and Mr. Heinen was granted an option to acquire 140,000 shares of common stock, all of which have an exercise price of $0.40 and vest upon the earlier of a change of control and the third anniversary of grant.

Board Changes and Matters

Also on March 19, 2009, Richard Reiss, a director of Glowpoint since inception, and Aziz Ahmad, a director of Glowpoint since 2006, resigned from Glowpoint’s board of directors (the “Board”) and all committees.  Messrs. Laezza and Robinson were elected to fill the vacancies on the Board created by such resignations.  Mr. Reiss served on no Board committees.  Mr. Ahmad was an alternate member of the audit, compensation and nominating committees.  There was no disagreement between the Company and the resigning directors.   In connection with their resignations, the Company amended the option agreements of the resigning Board members to extend the exercisability of their options to 180 days following their resignation (from 90 days) and amended their restricted stock award agreements, if any, to accelerate the vesting of restricted stock awards by one year.

Pursuant to the Purchase Agreement, the Company also agreed to take all steps necessary or advisable to eliminate the classification of its Board of Directors at the Company’s next annual meeting of shareholders (the “Annual Meeting”).  In order to comply with this provision, it is expected that all directors will submit their resignations and some of them may not stand for re-election.  For those that do not stand for re-election, they will receive substantially the same option agreement amendment and restricted stock award amendment as described herein. The Board of Directors also agreed in the Purchase Agreement to amend and restate its director compensation policy, at the Annual Meeting, to provide, “Directors who are not our executive officers or employees receive an annual cash fee of $20,000, payable in equal quarterly installments on the first business day following the end of the calendar quarter, and an annual grant of 25,000 restricted shares of our common stock, which shall be made at the annual meeting of our stockholders and shall vest at the next annual meeting of our stockholders. The chairperson of our board of directors, if any, and the chairperson of our audit committee will each receive an additional cash payment of $5,000 per year, payable in equal quarterly installments.”