Form 10-Q
period 2009-03-31
GLOWPOINT INC
filed 2009-05-13
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.

(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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
Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 13, 2009 was 47,510,063.

GLOWPOINT, INC
*	The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 31, 2009.
-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,013	$1,227
Accounts receivable, net of allowance for doubtful accounts of $266 and $301, respectively	3,491	3,090
Prepaid expenses and other current assets	349	294
Total current assets	5,853	4,611
Property and equipment, net	2,601	2,533
Other assets	33	33
Total assets	$8,487	$7,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,226	$2,367
Accrued expenses	1,383	842
Accrued sales taxes and regulatory fees	4,447	4,535
Customer deposits	606	606
Deferred revenue	373	325
Current portion of capital lease	196	161
Total current liabilities	10,231	8,836
Long term liabilities:
Derivative financial instruments	4,028	—
Senior Secured Notes, net of discount of $240	—	1,482
Capital lease, less current portion	—	72
Total long term liabilities	4,028	1,554
Total liabilities	14,259	10,390

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value 7,500 shares authorized and convertible; and 4,509 Series A-1 shares and 3,790 Series A shares issued and outstanding recorded at fair value, respectively (liquidation value of $33,815 and $28,423, respectively) (see Note 10 for information related to Insider Purchasers – related parties)	16,210	11,574
Common stock, $.0001 par value;150,000,000 shares authorized; 49,074,954 and 48,374,954 shares issued; 47,510,063 and 46,810,063 shares outstanding, respectively	5	5
Additional paid-in capital	143,739	172,000
Accumulated deficit	(164,343)	(185,409)
	(4,389)	(1,830)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(5,772)	(3,213)
Total liabilities and stockholders’ deficit	$8,487	$7,177

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$6,442	$5,999
Cost of revenue	3,413	3,351
Gross margin	3,029	2,648

Operating expenses:
Sales and marketing	862	879
General and administrative	3,126	2,132
Total operating expense	3,988	3,011
Loss from operations	(959)	(363)

Interest and other expense (income):
Interest expense, including $0 and $31, respectively, for Insider Purchasers	147	1,017
Loss on extinguishment of debt	254	—
Interest income	—	(11)
Increase in fair value of derivative financial instruments, including $31 and $43, respectively for Insider Purchasers	1,125	1,456
Amortization of deferred financing costs, including $12 for Insider Purchasers	—	113
Total interest and other expense, net	1,526	2,575
Net loss	(2,485)	(2,938)
Loss on redemption of preferred stock	(1,999)	—
Net loss attributable to common stockholders	$(4,484)	$(2,938)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.10)	$(0.07)

Weighted average number of common shares:
Basic and diluted	45,700	45,182

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

			Additional		Series A -1 (Note A)
	Common Stock		Paid In	Accumulated	Preferred Stock		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Total
Balance at January 1, 2009	48,375	$5	$172,000	$(185,409)	3,790	$11,574	1,565	$(1,383)	$(3,213)
Cumulative effect of reclassification of warrants (EITF 07-05)	—	—	(26,173)	23,551	—	—	—	—	(2,622)
Balance at January 1, 2009, as adjusted	48,375	5	145,827	(161,858)	3,790	11,574	1,565	(1,383)	(5,835)
Net loss	—	—	—	(2,485)	—	—	—	—	(2,485)
Stock-based compensation - options	—	—	77	—	—	—	—	—	77
Stock-based compensation - restricted stock	700	—	97	—	—	—	—	—	97
Series A-1 Preferred Stock issued in connection with the 2009 Private Placement	—	—	—	—	719	2,637	—	—	2,637
Loss on redemption of Series A Preferred Stock	—	—	(1,999)	—	—	1,999	—	—	—
Costs related to 2009 Private Placement	—	—	(263)	—	—	—	—	—	(263)
Balance at March 31, 2009	49,075	$5	$143,739	$(164,343)	4,509	$16,210	1,565	$(1,383)	$(5,772)

Note A – In March 2009 the shares of Series A Preferred Stock outstanding at December 31, 2008 were exchanged for an equal number of shares of newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”).

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from Operating Activities:
Net loss	$(2,485)	$(2,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	271	331
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	1,125	1,456
Amortization of deferred financing costs	—	113
Bad debt expense	31	85
Accretion of discount on Senior Secured Notes	23	623
Loss on disposal of equipment	2	—
Loss on extinguishment of debt	254	—
Stock-based compensation	174	158
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	(432)	(472)
Prepaid expenses and other current assets	(55)	34
Other assets	—	(12)
Accounts payable	859	552
Customer deposits	—	(45)
Accrued expenses, sales taxes and regulatory fees	521	463
Deferred revenue	48	20
Net cash provided by operating activities	336	368

Cash flows from Investing Activities:
Purchases of property and equipment	(341)	(539)
Net cash used in investing activities	(341)	(539)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	1,800	—
Capital lease	(38)	(29)
Purchase of Senior Secured Notes	(750)	—
Costs related to private placement	(221)	—
Net cash provided by (used in) financing activities	791	(29)

Increase (decrease) in cash and cash equivalents	786	(200)
Cash and cash equivalents at beginning of period	1,227	2,312
Cash and cash equivalents at end of period	$2,013	$2,112

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$36	$25

Non-cash investing and financing activities:
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	$1,076	$—
Additional Senior Secured Notes issued as payment for interest	55	315
Costs related to private placement incurred by issuance of placement agent warrants	133	—
Settlement of accrued 2007 management bonus with restricted stock	—	179

See accompanying notes to condensed consolidated financial statements

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,484,000 for the three months ended March 31, 2009.  At March 31, 2009, we had cash and cash equivalents of $2,013,000, a working capital deficit of $4,378,000 and an accumulated deficit of $164,343,000.  We have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of March 31, 2009 will enable us to continue as a going concern through March 31, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and/or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Summary of Significant Accounting Policies

Fair Value Measurements

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Warrants and Preferred Stock

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the all of the outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock. The Company determined that EITF 07-05 does not affect the accounting treatment of the convertible preferred stock.  A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $23,551,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the instruments. The Company measured the fair value of these instruments as of March 31, 2009, and recorded a $1,125,000 charge to the statement of operations. The Company determined the fair values of these securities using a Black-Scholes valuation model.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at March 31, 2009 were as follows (in thousands):

	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the three months ended March 31, 2009
Assets:
Cash equivalents	$2,013	$—	$2,013	$—	$—
Liabilities:
Derivative financial instruments	$4,028	$—	$—	$4,028	$1,125

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):
Increases (decreases) during the three months ended March 31, 2009
Liabilities:
Balance as of January 1, 2009	$2,622
Initial measurement of warrants issued in the period	281
Increase in fair value of warrants	1,125
Balance as of March 31, 2009	$4,028

The fair value of each option group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants and fair value in thousands):

	Original Value	December 31, 2008		March 16, 2009		March 31, 2009
Number of warrants	40,917	40,917		3,345		44,262
Exercise price	$0.97	$0.54		$0.40		$0.53
Risk free interest rate	3.3%	0.7%		1.0%		0.8%
Expected warrant lives in years	5.0	1.9		1.8		1.7
Expected volatility	102.7%	132.3%		139.0%		143.5%
Expected dividend yields	None	None		None		None
Fair value per share	$0.64	$0.06		$0.08		$0.09
Common stock price note	$0.83	$0.15	(A)	$0.17	(A)	$0.19	(A)
Fair value of warrants	$26,173	$2,622		$281		$4,028

Note A - Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.  If the discount on the common stock was increased by 10% on March 31, 2009, the derivative liability would have been reduced by $1,139,000 and a $14,000 gain would have been reflected on the statement of operations.  If the discount on the common stock was decreased by 10% on March 31, 2009, the derivative liability would have been increased by $1,208,000 and a $2,333,000 loss would have been reflected on the statement of operations.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the three months ended March 31, 2009 were as follows (in thousands):
	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
Warrants issued in connection with:
Sale of Series A-1 Preferred Stock	$189	$—	$—	$189	$—
Senior Secured Note Exchange	50	—	—	50	—
Placement agent warrant fee	42	—	—	42	—
	$281	$—	$—	$281	$—

Non-recurring Level 3 Basis for Valuation

The fair value of the warrants issued in conjunction with various transactions is determined using the Black-Scholes method with assumptions for risk free interest rate, term, common stock price, expected volatility and no dividends.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2009 (the “Audited 2008 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2008 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the three months ended March 31, 2009.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the condensed consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the estimated life of customer relationships, the fair value of derivative financial instruments and the estimated lives and recoverability of property and equipment.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 all warrants are now accounted for as derivatives. See “Fair Value Measurements” above.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the three months ended March 31, 2009 and 2008, no impairment losses were indicated or recorded.

Related Party Transactions

The Company receives consulting and tax services from an accounting firm in which one of our directors is a partner and software development from a firm in which one of our prior directors is the president.  The Company provides video services to a company in which one of our directors is an officer. Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the three months ended March 31, 2009 and 2008, we incurred aggregate fees for these services of $17,000 and $43,000, respectively. For the three months ended March 31, 2009 and 2008, we received aggregate fees for the video services of $83,000 and $77,000, respectively. The fees incurred for software development are only included for the period that company’s president was a director of the Company.

Software Development Costs

The Company incurred costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future.  All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  The Company did not capitalize any software development costs for the three months ended March 31, 2009 and 2008.  Software development costs were being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased.  As of December 31, 2008, the remaining $63,000 of unamortized capitalized software costs were written off since the net realizable value of the capitalized software was not realizable. For the three months ended March 31, 2009 and 2008, we amortized $0 and $24,000, respectively, to cost of revenues.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The adoption of this Statement had a material impact on the on the Company’s consolidated results of operations and financial condition.  See “Fair Value Measurements” above.

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

The intrinsic value of options outstanding and exercisable at March 31, 2009 and 2008 was $3,000 and $83,000, respectively.  There were no options exercised during the three months ended March 31, 2009.

The remaining unrecognized stock-based compensation expense at March 31, 2009 was $348,000 and will be amortized over a weighted average period of 1.5 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	1.7%	3.1%
Expected option lives	5 Years	5 Years
Expected volatility	112.0%	94.5%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.27	$0.36

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options and forfeiture rates are estimated based on the Company’s exercise and employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the three months ended March 31, 2009 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2009	4,973	$1.31	3,334	$1.72
Granted	558	0.39
Exercised	—	—
Expired	—	—
Forfeited	(125)	0.49
Options outstanding, March 31, 2009	5,406	$1.23	3,394	$1.69

Stock option compensation expense is allocated as follows for the three months ended March 31, 2009 and 2008 (in thousands):
	Three Months Ended March 31,
	2009	2008
Cost of revenue	$4	$5
Sales and marketing	13	19
General and administrative	60	76
	$77	$100
There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2009 and 2008.  No compensation costs were capitalized as part of the cost of an asset.

Note 3 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of March 31, 2009, is presented below (restricted shares in thousands):
	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2009	1,220	$0.49
Granted	1,150	0.34
Vested	(126)	0.50
Forfeited	(450)	0.50
Unvested restricted shares outstanding, March 31, 2009	1,794	$0.38

Restricted stock compensation expense is allocated as follows for the three months ended March 31, 2009 and 2008 (in thousands):
	Three Months Ended March 31,
	2009	2008
General and administrative	$95	$207
Sales and marketing	2	8
Accrued Expenses (Note A)	—	179
	$97	$394

Note A – In 2007 the Company accrued $179,000, included in General and Administrative expenses for management bonuses. In 2008, the Company issued shares, with a value of $179,000, to pay for the management bonuses accrued in 2007.

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2009 and 2008, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the three months ended March 31, 2009 and 2008 is the same as basic loss per share. For the three months ended March 31, 2009 and 2008, the following potential shares of common stock that could be issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (000’s omitted):
	Three Months Ended March 31,
	2009	2008
Series A-1 Preferred Stock	45,087	—
Warrants	44,262	22,925
Options	5,406	4,286
Unvested restricted stock	1,394	570
Senior Secured Notes	—	22,641
Series C Convertible Preferred Stock	—	4,748

Note 5 – 2009 Private Placement Transactions

In November and December 2008, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the derivative liabilities, extend the maturity date of our Senior Secured Convertible Notes (“Senior Secured Notes”) and limit the related interest rate (the “2008 Private Placements”).   In March 2009 the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placement”).  The following is a summary of the components of the 2009 Private Placement transactions (in thousands except shares):

	Sale of Series A-1 Preferred Stock	Preferred Stock Exchange	Senior Secured Note Exchange	Senior Secured Note Purchase	Placement Agent Warrant Fee	Total
Consideration received:
Gross proceeds – cash	$1,800	$-	$-	$(750)	$-	$1,050
Senior Secured Notes	$-	$-	$(1,076)	$(713)	$-	$(1,789)
Series A Preferred Stock – shares	-	(3,790)	-	-	-	(3,750)
Series A Preferred Stock – carrying amount	$-	$(11,574)	$-	$-	$-	$(11,574)

Consideration provided to holders:
Series A-3 Warrants issued:
Shares	2,250	-	594	-	500	3,344
Carrying amount	$189	$-	$50	$-	$42	$281

Series A-1 Preferred Stock issued:
Shares	450	3,790	269	-	-	4,509
Carrying amount	$1,611	$13,573	$1,026	$-	$-	$16,210

Sales of Series A-1 Preferred Stock

In the 2009 Private Placement, the Company received $1,800,000 of gross proceeds in an initial closing (the “Initial Closing”) of 450 shares of its newly-created Series A-1 Preferred Stock and Series A-3 warrants having an exercise price of $0.40 per share (the “Series A-3 Warrants”) to acquire an aggregate of 2,250,000 shares of common stock pursuant to a Series A-1 Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company may sell additional shares of Series A-1 Preferred Stock and Series A-3 Warrants in one or more subsequent closings that may occur during the 90-day period following the Initial Closing,   There can be no assurance, however, that the Company will raise any additional funds following the Initial Closing.

We accounted for the issuance of the Series A-3 Warrants to acquire 2,250,000 shares of common stock at $0.40 with an expiration date of March 2014, at fair value.   The $189,000 estimated fair value of these warrants, using the Black-Scholes method on the date of the sale will be charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

In the 2009 Private Placement, the estimated fair value of the issued warrants was determined using the Black-Scholes method with the following assumptions, a risk free interest rate of  0.95%, a term of 1.8 years, a common stock price of $0.17, which reflects a lack of marketability discount, expected volatility of 139.0% and no dividends.

The Series A-1 Preferred Stock was recorded in the balance sheet at $1,611,000 which is the gross cash received less the $189,000 fair value of the Series A-3 warrants issued in the sale.

Preferred Stock Exchange

In the 2009 Private Placement, the holders of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock, having a Stated Value of $28,423,000, in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock, which also had a Stated Value of $28,423,000 (“2009 Preferred Stock Exchange”).   The book value of the Series A Preferred Stock exchanged was $11,574,000. The Series A-1 Preferred Stock received in the transaction will be recorded in the balance sheet at $13,572,000 which is the fair value of the Series A-1 Preferred Stock.

We accounted for the 2009 Preferred Stock Exchange as a redemption and in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“D- 42”).  In connection with the 2009 Preferred Stock Exchange, D-42 requires that the excess of the fair value of the Series A-1 Preferred Stock (the “Series A-1 Fair Value”) over the carrying amount of the Series A Preferred Stock (the “Series A Carrying Amount”) should be added to net loss to arrive at net loss attributable to common stockholders.  The Series A Carrying Amount of $11,574,000 is based on the recorded fair value.  The Series A-1 Carrying Amount of $13,572,000 is based on applying the $3,582 fair value of each share of Series A-1 Preferred Stock sold in the 2009 Private Placement to each share of Series A-1 Preferred Stock issued in the 2009 Preferred Stock Exchange.  The $1,999,000 excess of Series A-1 Fair Value Series over the Series A Carrying Amount is recognized in our condensed consolidated statement of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common shareholders.

Senior Secured Note Exchange

In the 2009 Private Placement, the Company issued 269 shares of Series A-1 Preferred Stock and Series A-3 Warrants to acquire 594,000 shares of common stock in exchange for $1,076,000 (including $12,000 of accrued interest) of the Company’s Senior Secured Notes.

We accounted for the issuance of Series A-3 Warrants to acquire 594,000 shares of common stock at $0.40 with an expiration dates of March 2014, which were issued to exchange the Senior Secured Notes into Series A-1 Preferred Stock at fair value, using the Black-Scholes method.   The $50,000 estimated fair value of these warrants at the date of the exchange will be charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

The Series A-1 Preferred Stock issued in exchange for the Senior Secured Notes will be recorded in the balance sheet at $1,026,000 which is the value of the Senior Secured Notes exchanged less the $50,000 fair value of the Series A-3 Warrants issued in the exchange.

Senior Secured Note Purchase

In the 2009 Private Placement, the remaining $713,000 of Senior Secured Notes were purchased for $750,000 and retired by the Company pursuant to that certain Securities Purchase Agreement, dated March 16, 2009, which prepayment was funded from the sale of securities in the 2009 Private Placement. As a result, there are no Senior Secured Notes outstanding.    The $37,000 excess of the amount paid to purchase the remaining Senior Secured Notes and their book value along with $217,000 of unamortized discount that remained when the Senior Secured Notes were exchanged or purchased in the 2009 Private Placement resulted in a $254,000 loss on extinguishment of debt which was recorded in other income and expense.

Placement Agent Warrant Fee

Burnham Hill Partners, acted as placement agent and financial advisor for the 2009 Private Placements and received fees of $126,000, which equaled seven (7%) percent of the gross proceeds received by the Company, and was entitled to the balance of a fee of $150,000, $75,000 of which has been paid in 2008 and the remaining $75,000 was paid upon closing this capital raise.

Glowpoint also issued advisory warrants to Burnham Hill Partners and/or its designees and assignees to purchase 500,000 shares of common stock at an exercise price of $0.40 per share.

We accounted for the issuance of Series A-3 Warrants to Burnham Hill Partners to acquire 500,000 shares of common stock at $0.40 with an expiration date of March 2014, at fair value, using the Black-Scholes method.   The $42,000 estimated fair value of these warrants will be charged to Paid in Capital and credited to Derivative Financial Instruments.

The cash and non-cash costs for Burnham Hill Partners, legal and professional fees for the 2009 Private Placements, which were charged to Paid in Capital, are as follows (in thousands):
Total Costs
Cash financing costs:
Burnham Hill Partners placement agent fees	$201
Legal and other professional fees	21
221
Non-cash financing costs:
Burnham Hill Partners placement agent warrants	42
$263
Note 6 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our Senior Secured Notes in private placements to private investors. The September 2007 private placement also included several officers and directors of the Company (“Insider Purchasers”).  In November 2008, the holders of $10,802,000 of the Senior Secured Notes, including the Insider Purchasers, exchanged them for shares of Series A Preferred Stock.  Activity for the Senior Secured Notes and Senior Secured Notes discount during the three months ended March 31, 2009 and as of December 31, 2008 and March 31, 2009 was as follows (in thousands):
	December 31, 2008	2009 Activity	2009 Private Placements Entries, Net	March 31, 2009
Principal of Senior Secured Notes:
2006 Private Placements	$1,500	$—	$(1,500)	$—
Senior Secured Notes issued as payment for interest	222	55	(277)	—
	1,722	55	(1,777)	—
Discount:
Series A-3 warrants	(260)	—	260	—
	(260)	—	260	—
Accretion of discount	20	23	(43)	—
	(240)	23	217	—
Senior Secured Notes, net of discount	$1,482	$78	$(1,560)	$—

During the three months ended March 31, 2009 and 2008, the accretion of discount was $23,000 and $623,000, respectively.

Financing Costs

In the 2008 Private Placements the remaining unamortized financing costs were charged to the extinguishment of debt.  During the three months ended March 31, 2008 the amortization of financing costs, using the effective interest method over the term of the financing, was $113,000.

Note 7 - Interest Expense

The components of interest expense for the three months ended March 31, 2009 and 2008 are presented below (in thousands):
	Three Months ended March 31,
	2009	2008
Accretion of discount on Senior Secured Notes	$23	$592
Accretion of discount on Senior Secured Notes, Insider Purchasers	—	31
Interest on Senior Secured Notes	57	288
Interest on Senior Secured Notes, Insider Purchasers	—	31
Interest expense for sales and use taxes and regulatory fees	31	50
Other interest expense	36	25
	$147	$1,017

 Note 8 - Derivative Liabilities

In the February 2004, March 2006, April 2006 and September 2007 private placements we incurred liabilities for the estimated fair value of various derivative financial instruments.  The estimated fair value of the derivative financial instruments was calculated using the Black-Scholes method and such estimates were revalued at each balance sheet date, with changes in value recorded as other income or expense.  In the 2008 Private Placements the derivative liabilities were eliminated with the related gain credited to Additional Paid in Capital.

During the three months ended March 31, 2009 and 2008, respectively, $1,125,000 and $1,456,000 increases in the fair value of the derivative liabilities were recorded in other income and expense.

Activity for derivative liabilities during the three months ended March 31, 2009 and as of December 31, 2008 and March 31, 2009 was as follows (in thousands):
	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase in Fair Value	March 31, 2009
(i) Derivative financial instrument – warrants	$—	$2,546	$281	$1,094	$3,921
(ii) Derivative financial instrument – warrants – insider purchasers	—	76	—	31	107
	$—	$2,622	$281	$1,125	$4,028

The fair value of each option group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of March 31, 2009 (number of warrants and fair value in thousands):

	(i)	(ii)
	All Others	Insider Purchasers	Total
Number of warrants	43,161	1,101	44,262
Exercise price	$0.53	$0.40	$0.53
Risk free interest rate	0.8%	0.8%	0.8%
Expected warrant lives in years	1.7	1.8	1.7
Expected volatility	143.5%	140.3%	143.5%
Expected dividend yields	None	None	None
Fair value per share	$0.09	$0.10	$0.09
Common stock price note (A)	$0.19	$0.19	$0.19
Fair value of warrants	$3,921	$107	$4,028

Note A - Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.  If the discount on the common stock was increased by 10% on March 31, 2009, the derivative liability would have been reduced by $1,139,000 and a $14,000 gain would have been reflected on the statement of operations.  If the discount on the common stock was decreased by 10% on March 31, 2009, the derivative liability would have been increased by $1,208,000 and a $2,333,000 loss would have been reflected on the statement of operations.

Note 9 – Employment Agreements

In March 2009, the Company announced the voluntarily resignation of Michael Brandofino as Glowpoint’s Chief Executive Officer and a member of the Board of Directors.  Joseph Laezza and David W. Robinson were appointed Co-Chief Executive Officers.  The Company also entered into a Separation Agreement with Mr. Brandofino that provided, among other things, salary continuation for a stated period and a grant of 400,000 shares of restricted stock (replacing the May 2007 grant of restricted stock) that vest upon the earlier of a change of control and the second anniversary of grant.  In connection with his voluntary resignation, Mr. Brandofino will be paid severance of between approximately $225,000 and $300,000 over the following nine months to one year and other benefits (e.g., grants of new restricted stock, extension of period to exercise vested options, etc.) valued at approximately $70,000.  On March 20, 2009, (i) Messrs. Laezza and Robinson were each granted 270,000 shares of restricted stock and Mr. Heinen was granted 210,000 shares of restricted stock, all of which vest upon the earlier of a change of control and the third anniversary of grant, and (ii) Messrs. Laezza and Robinson were each granted options to acquire 180,000 shares of common stock and Mr. Heinen was granted an option to acquire 140,000 shares of common stock, all of which have an exercise price of $0.40 and vest upon the earlier of a change of control and the third anniversary of grant.

The following is a summary of the activity for the period ending, and as of, March 31, 2009, for costs for Mr. Brandofino and two members of the Board of Directors who resigned in March 2009 (in thousands):

Severance pay plus payroll taxes	$300
Restricted stock award and extension of exercise period for vested options	57
Other benefits and costs	36
393
Less: amounts paid or vested	(73)
Accrual as of March 31, 2009	$320

Note 10 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 7,500 shares of Series A-1 Preferred Stock authorized, of which 4,509 shares are issued and outstanding as of March 31, 2009, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued.  We still have 7,500 shares of Series A Preferred Stock currently authorized, none of which are outstanding, but we expect to file a Certificate of Elimination with the Delaware Secretary of State eliminating this class of stock.   We have no other classes of preferred stock.  Only the Series A-1 Preferred Stock is outstanding as of March 31, 2009.

Each share of Series A-1 Preferred Stock, par value $0.0001 per share, has a stated value of $7,500 per share, a liquidation preference equal to the stated value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-1 Preferred Stock is convertible into 10,000 shares of common stock.  The Series A-1 Preferred Stock contains provisions providing weighted average anti-dilution protection.  The Series A-1 Preferred Stock is senior to all other classes of equity and, after the first anniversary of issuance (the “Dividend Grace Period”), is entitled to dividends at a rate of 5% per annum, payable quarterly in cash, based on the Stated Value.  After the Dividend Grace Period, all dividends shall be payable (i) if on or before September 30, 2010, at the Company’s option in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date and (ii) if after September 30, 2010, at the option of the holder in cash or through the issuance of a number of additional shares of Series A-1 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.  The “Issuance Date” is defined as the original issuance date of the Series A-1 Preferred Stock, except for shares of Series A-1 Preferred Stock issued upon the exchange of Series A Preferred Stock pursuant to the Series A Preferred Consent and Exchange Agreement, in which case the “Issuance Date” is the date of issuance of the Series A Preferred Stock (i.e., either November 2008 or December 2008). Except for when dividends are payable, the Series A-1 Preferred Stock is the same as the Series A Preferred Stock created in November 2008.

The following is a summary of the activity for the Company’s preferred stock during the three months ended March 31, 2009 and as of December 31, 2008 and March 31, 2009 (in thousands except preferred stock shares) as of December 31, 2008:
	Series A as of December 31, 2008 Note A	Series A & A-1 Exchange Note B	2009 Private Placement	Series A-1 as of March 31, 2009
Shares of Preferred Stock:
Investors	3,675	—	719	4,394
Insider Purchasers	115	—	—	115
	3,790	—	719	4,509
Book Value:
Investors	$11,226	$1,934	$2,637	$15,797
Insider Purchasers	348	65	—	413
	$11,574	$1,999	$2,637	$16,210

Liquidation Value:
Investors	$27,560	$—	$5,392	$32,952
Insider Purchasers	863	—	—	863
	$28,423	$—	$5,392	$33,815

Note A – Share, book value and liquidation value amounts for Mr. Brandofino have been reclassified into the Investors totals.

Note B – In the 2009 Private Placement all shares of the Series A Preferred Stock were exchanged for an equal amount of shares of Series A-1 Preferred Stock.  The resulting $1,999,000 loss on the redemption of the Series A Preferred Stock will be charged to Additional Paid in Capital.

Note 11 - Commitments and Contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q, (the “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us”).,  a Delaware corporation and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Commission as an exhibit to Form 10-K on March 31, 2009.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Commission as an exhibit to Form 10-K on March 31, 2009.

Results of Operations

The following table sets forth for the three months ended March 31, 2009 and 2008; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	53.0	55.9
Gross margin	47.0	44.1

Operating expenses:
Sales and marketing	13.4	14.7
General and administrative	48.5	35.5
Total operating expenses	61.9	50.2
Loss from operations	(14.9)	(6.1)
Interest and other expense (income):
Interest expense, including 0.0% and 0.5%, respectively, for Insider Purchasers	2.3	16.9
Loss on extinguishment of debt	3.9	—
Interest income	—	(0.2)
Increase in fair value of derivative financial instruments, including 0.5% and 0.7%, respectively for Insider Purchasers	17.5	24.3
Amortization of deferred financing costs, including 0.0% and 0.2%, respectively, for Insider Purchasers	—	1.9
Total interest and other expense, net	23.7	42.9
Net loss	(38.6)	(49.0)
Loss on redemption of preferred stock	(31.0)	—
Net loss attributable to common stockholders	(69.6)%	(49.0)%

Three Months Ended March 31, 2009 (the “2009 quarter”) Compared to Three Months Ended March 31, 2008 (the “2008 quarter”).

Revenue - Revenue increased $443,000, or 7.4%, in the 2009 quarter to $6,442,000 from $5,999,000 in the 2008 quarter.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (Note A)	$4,828	$4,295	$533	12.4%

Non-subscription revenue
Bridging (Note B)	1,170	1,006	164	16.3%
Special events and professional services	19	81	(62)	(76.5)%
	6,017	5,382	635	11.8%
Non-core revenue:
Integration services for a broadcast customer (Note C)	63	—	63	N/A
ISDN resale revenue (Note D)	362	617	(255)	(41.3%)
	425	617	(192)	(31.1%)
Total revenue	$6,442	$5,999	$443	7.4%

Note A - The increased subscription and related revenue is caused by increases in installed subscription circuits and VNOC support services.

Note B - The increased bridging services revenue was a result of utilization of these services by VNOC support customers and a concerted effort by the company to grow revenue from bridging services.

Note C - Glowpoint was asked to facilitate the procurement and integration of equipment on required by a customer as part of the implementation of their subscription agreements.

Note D - We are continue to consider alternatives with respect to our ISDN resale business, including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the three months ended March 31, 2009, approximately 34.5% of our resold ISDN revenues, or approximately $125,000, were from Tandberg, which was approximately 1.9% of our total gross revenues.  A year earlier, for the three months ended March 31, 2008, approximately $257,000 of our resold ISDN revenues were from Tandberg, which was approximately 4.3% of our total gross revenues during that period.  Tandberg continues the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we have seen, and expect to continue to see, our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2009 quarter increased $62,000, or 1.9%, to $3,413,000 from $3,351,000 in the 2008 quarter.  The 1.9% increase was significantly less than the 7.4% increase in revenues.  The increase was primarily related to $125,000 of increased salaries, benefits and contract employee costs related to the expansion of our services to encompass 24/7 staffing.  These increases were partially offset by a decrease of $44,000 of depreciation and amortization.

The components of cost of revenues and their percentage of revenues for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):
	2009	% of 2008 Revenues	2008	% of 2008 Revenues
Telecommunication carrier charges	$2,313	35.9%	$2,394	39.9%
Sales taxes and regulatory fees	438	6.8%	435	7.3%
Salaries and benefits	327	5.1%	202	3.4%
Depreciation	203	3.2%	247	4.1%
General overhead costs	87	1.3%	73	1.2%
Integration costs	45	0.7%	—	—
	$3,413	53.0%	$3,351	55.9%

Gross margin - Gross margin for the 2009 quarter increased by $381,000, or 14.4%, to $3,029,000 from $2,648,000 in the 2008 quarter.  The employee cost increases discussed in Cost of Revenue were offset by the additional gross margin generated by the elimination of network costs and our on-going activity involving the renegotiation of rates, the migration of service to lower cost providers where possible and the disconnection of lower margin resold ISDN revenue, which caused our gross margin to increase to 47.0% in the 2009 quarter from 44.1% in the 2008 quarter.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, decreased by $17,000, or 1.9%, in the 2009 quarter to $862,000 from $879,000 in the 2008 quarter.  Sales and marketing expense, as a percentage of revenue, was 13.4% for the 2009 quarter and 14.7% for the 2008 quarter.

General and administrative - General and administrative expenses increased by $994,000, or 46.6% in the 2009 quarter to $3,126,000 from $2,132,000 in the 2008 period.  The primary components of this increase were $608,000 in salaries, benefits and contract employee costs incurred in connection staffing and growth costs driven by new contracts, which have not realized the full benefit of revenues in the quarter. Further were costs associated with expansion of our 24/7 VNOC Support Services staffing and $392,000 of onetime costs accrued in connection with the resignation of Mr. Brandofino and two members of the Board of Directors.  These increases were partially reduced by a decrease of $37,000 for travel and entertainment. General and administrative expenses as a percentage of revenue were 48.5% in the 2009 quarter and 35.5% in the 2008 quarter.

Loss from operations - Loss from operations increased by $596,000, or 164.2%, to $959,000 in the 2009 quarter from $363,000 in the 2008 quarter.  This increased loss from operations was primarily attributable to the increased general and administrative expenses which included onetime charges relating to separation costs explained further above.

Other expense (income) - Other expense in the 2009 quarter of $1,526,000 principally reflects $1,125,000 for an increase in the fair value of derivative financial instruments caused by the adoption of EITF 07-5, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $147,000 which is comprised of $57,000 of accrued interest expense related to the Senior Secured Notes, $23,000 for the accretion of the discount related to the Senior Secured Notes, $31,000 of interest related to sales and use taxes and regulatory fees and $37,000 of other interest.

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

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the three months ended March 31, 2009 and 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $453,000, or 15.4%, to $2,485,000 in the 2009 quarter from $2,938,000 in the 2008 quarter.  This increased net loss was primarily attributable to the $1,125,000 increase in the fair value for derivative financial instruments caused by the adoption of EITF 07-5.

Loss on redemption of preferred stock – As a result of the Preferred Stock Exchange in March 2009 we recognized a loss for the $1,999,000 excess of Series A-1 Preferred Stock Fair Value over the Series A Preferred Stock Carrying Amount in the 2009 quarter.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased by $1,546,000, or 52.6% in the 2009 quarter to $4,484,000, or $0.10 per basic and diluted share, from a net loss of $2,938,000, or $0.07 per basic and diluted share, in the 2008 quarter.  This increased net loss was primarily attributable to accounting for a loss on the redemption of preferred stock.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,484,000 for the three months ended March 31, 2009.   At March 31, 2009, we had cash and cash equivalents of $2,013,000, a working capital deficit of $4,378,000 and an accumulated deficit of $164,343,000.  We raised capital in private placements, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of March 31, 2009 will enable us to continue as a going concern through March 31, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash provided by operating activities was $336,000 for the 2009 period.  The cash components provided by operations were $1,380,000 for an increase in accounts payable, accrued expenses, and sales taxes and regulatory fees and $48,000 for an increase in deferred revenue. These sources of cash were partially offset by $432,000 for an increase in accounts receivable and $55,000 for an increase in prepaid expenses and other current assets.

During the period ended March 31, 2009, there were no material changes in our contractual obligations.

Cash used in investing activities in the 2009 period for the purchase of property, equipment and leasehold improvements was $341,000. We anticipate capital expenditures in 2009 to be at a similar level as 2008.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes warrants with down round protection as liabilities at their respective fair values on each reporting date. The $4,028,000 derivative liability recorded in the balance sheet as of March 31, 2009 reflects accounting for these warrants as a liability rather than as a component of equity.  These derivative liabilities are a non-cash item and reflect the fair value of the related warrants; they do not reflect an amount that is owed to the warrant holders or any requirement for payment whatsoever.  Increases in the Company’s common stock price will cause the related derivative liabilities to increase and will result in a charge to other expense.  Decreases in the Company’s common stock price will cause the related derivative liability to decrease and will result in a credit to other income.  While the warrants remain unexercised, assuming no change in the common stock price, the derivative liability will gradually diminish as the warrant expiration date approaches, with a related credit to other income.  If the warrants are exercised, any remaining derivative liability on the date of exercise will be credited to Additional Paid in Capital.  Upon the expiration or exercise of the Company’s warrants, the applicable derivative liability will cease to exist and amounts charged to Additional Paid in Capital will be completely offset by charges to Accumulated Deficit. Therefore, the net effect of the change in accounting principle caused by the adoption of EITF 07-5 to Stockholder’s deficit will be zero, though the financial statements will be subject to material fluctuations as the Company’s common stock price increases or decreases until all of the Company’s warrants expire or are exercised.

Commitments and Contingencies

During the three months ended March 31, 2009, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 31, 2009.  The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$495	$275	$217	$3	$—
Capital lease obligations	224	224	—	—	—
Commercial commitments	666	666	—	—	—
Total	$1,385	$1,165	$217	$3	$—

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We have certain derivative financial instruments related to our warrants.  The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, the Company may experience significant material swings in our net loss or income attributable to common stockholders.   The Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.38 on March 31, 2009 had been increased or decreased by $0.25.

The following table shows the effect of those common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to common stockholders shown in the condensed consolidated statement of operations as of March  31, 2009 (in thousands except stock price).

		Proforma Information
	As Reported March 31, 2009	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.38	$0.13	$0.63

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$4,028	$929	$8,138

Change in fair value of derivative financial instruments	$-	$(3,099)	$4,110

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$1,125	$(1,974)	$5,235

Net loss attributable to common stockholder	$(4,484)	$(1,385)	$(8,594)

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Co-Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not currently defending any suit or claim.

Item 1A. Risk Factors

The risk factors set forth in Item 1A of our 2008 Form 10-K filed on March 31, 2009, are incorporated herein by reference.

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

GLOWPOINT, INC. Registrant

Date: May 13, 2009	By: /s/ Joseph Laezza
Joseph Laezza, Co-Chief Executive Officer (principal executive officer)

Date: May 13, 2009	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)