Form 10-Q
period 2009-06-30
GLOWPOINT INC
filed 2009-08-12
CIK 746210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2009 was 64,957,462.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 31, 2009.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$925	$1,227
Accounts receivable, net of allowance for doubtful accounts of $255 and $301, respectively	3,477	3,090
Prepaid expenses and other current assets	414	294
Total current assets	4,816	4,611
Property and equipment, net	2,633	2,533
Other assets	31	33
Total assets	$7,480	$7,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,809	$2,367
Accrued expenses	1,041	842
Accrued sales taxes and regulatory fees	4,307	4,535
Customer deposits	526	606
Deferred revenue	264	325
Current portion of capital lease	157	161
Total current liabilities	9,104	8,836
Long term liabilities:
Derivative financial instruments	3,594	—
Senior Secured Notes, net of discount of $240	—	1,482
Capital lease, less current portion	—	72
Total long term liabilities	3,594	1,554
Total liabilities	12,698	10,390

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value 7,500 shares authorized and convertible; and 4,509 and 3,790 shares issued and outstanding recorded at fair value, respectively (liquidation value of $33,815 and $28,423, respectively) (see Note 12 for information related to Insider Purchasers – related parties)	16,210	11,574
Common stock, $.0001 par value;150,000,000 shares authorized; 49,149,954 and 48,374,954 shares issued; 47,585,063 and 46,810,063 shares outstanding, respectively	5	5
Additional paid-in capital	143,887	172,000
Accumulated deficit	(163,937)	(185,409)
	(3,835)	(1,830)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(5,218)	(3,213)
Total liabilities and stockholders’ deficit	$7,480	$7,177

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenue	$13,387	$12,491	$6,945	$6,492
Cost of revenue	6,836	7,127	3,423	3,776
Gross margin	6,551	5,364	3,522	2,716

Operating expenses:
Sales and marketing	1,865	1,906	1,003	1,027
General and administrative	5,607	4,296	2,481	2,164
Total operating expense	7,472	6,202	3,484	3,191
Income (loss) from operations	(921)	(838)	38	(475)

Interest and other expense (income):
Interest expense, including $0, $90, $0 and $48, respectively, for Insider Purchasers	213	2,132	66	1,115
Loss on extinguishment of debt	254	—	—	—
Interest income	—	(16)	—	(5)
Increase (decrease) in fair value of derivative financial instruments, including $20, $3, ($11) and ($40), respectively, for Insider Purchasers	691	58	(434)	(1,398)
Amortization of deferred financing costs, including $24 and $12, respectively, for Insider Purchasers	—	238	—	125
Total interest and other expense, net	1,158	2,412	(368)	(163)
Net income (loss)	(2,079)	(3,250)	406	(312)
Loss on redemption of preferred stock	(1,999)	—	—	—
Net income (loss) attributable to common stockholders	$(4,078)	$(3,250)	$406	$(312)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.09)	$(0.07)	$0.01	$(0.01)
Diluted	$(0.09)	$(0.07)	$0.00	$(0.01)

Weighted average number of common shares:
Basic	45,959	46,305	46,212	45,543
Diluted	45,959	46,305	92,717	45,543

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

			Additional		Series A -1 (Note A)
	Common Stock		Paid In	Accumulated	Preferred Stock		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Total
Balance at January 1, 2009	48,375	$5	$172,000	$(185,409)	3,790	$11,574	1,565	$(1,383)	$(3,213)
Cumulative effect of reclassification of warrants (EITF 07-05)	—	—	(26,173)	23,551	—	—	—	—	(2,622)
Balance at January 1, 2009, as adjusted	48,375	5	145,827	(161,858)	3,790	11,574	1,565	(1,383)	(5,835)
Net loss	—	—	—	(2,079)	—	—	—	—	(2,079)
Stock-based compensation - options	—	—	155	—	—	—	—	—	155
Stock-based compensation - restricted stock	775	—	167	—	—	—	—	—	167
Series A-1 Preferred Stock issued in connection with the 2009 Private Placement	—	—	—	—	719	2,637	—	—	2,637
Loss on redemption of Series A Preferred Stock	—	—	(1,999)	—	—	1,999	—	—	—
Costs related to 2009 Private Placement	—	—	(263)	—	—	—	—	—	(263)
Balance at June 30, 2009	49,150	$5	$143,887	$(163,937)	4,509	$16,210	1,565	$(1,383)	$(5,218)

Note A – In March 2009 the shares of Series A Preferred Stock outstanding at December 31, 2008 were exchanged for an equal number of shares of newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”).

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from Operating Activities:
Net loss	$(2,079)	$(3,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	537	647
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	691	58
Amortization of deferred financing costs	—	238
Bad debt expense	122	48
Accretion of discount on Senior Secured Notes	23	1,336
Loss on disposal of equipment	10	—
Loss on extinguishment of debt	254	—
Stock-based compensation	322	314
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(509)	(972)
Prepaid expenses and other current assets	(120)	(152)
Other assets	2	3
Accounts payable	442	872
Customer deposits	(80)	(74)
Accrued expenses, sales taxes and regulatory fees	39	334
Deferred revenue	(61)	11
Net cash used in operating activities	(407)	(587)

Cash flows from Investing Activities:
Purchases of property and equipment	(647)	(681)
Net cash used in investing activities	(647)	(681)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	1,800	—
Principal payments for capital lease	(77)	(58)
Purchase of Senior Secured Notes	(750)	—
Costs related to private placement	(221)	—
Net cash provided by (used in) financing activities	752	(58)

Decrease in cash and cash equivalents	(302)	(1,326)
Cash and cash equivalents at beginning of period	1,227	2,312
Cash and cash equivalents at end of period	$925	$986

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$43	$59

Non-cash investing and financing activities:
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	$1,076	$—
Additional Senior Secured Notes issued as payment for interest	55	644
Costs related to private placement incurred by issuance of placement agent warrants	133	—
Settlement of accrued 2007 management bonus with restricted stock	—	179

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
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

       Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,078,000 for the six months ended June 30, 2009.  At June 30, 2009, we had cash and cash equivalents of $925,000, a working capital deficit of $4,288,000 and an accumulated deficit of $163,937,000.  We have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of June 30, 2009 will enable us to continue as a going concern through June 30, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and/or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the six and three months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  The results for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2009 (the “Audited 2008 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2008 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the six months ended June 30, 2009.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Note 2 – Summary of Significant Accounting Policies

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

Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable, accounts payable, and derivative instruments to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amount of derivatives instruments are marked to fair value.  See Note 10 for additional discussion

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations. Derivatives are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.  As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 all warrants are now accounted for as derivatives. See Note 10 “Fair Value Disclosures”.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twelve to twenty-four month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.    Revenues derived from other sources are recognized when services are provided or events occur.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the six and three months ended June 30, 2009 and 2008, no impairment losses were indicated or recorded.

Related Party Transactions

The Company provides video services to a company in which one of our directors is an officer.   The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner and software development from a firm in which one of our prior directors, who resigned in March 2009,  is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. For the six and three months ended June 30, 2009, we incurred aggregate fees for these services of $26,000 and $9,000, respectively.  For the six and three months ended June 30, 2008, we incurred aggregate fees for these services of $80,000 and $38,000, respectively. For the six and three months ended June 30, 2009, we received aggregate fees for the video services of $158,000 and $75,000, respectively. For the six and three months ended June 30, 2008, we received aggregate fees for the video services of $146,000 and $69,000, respectively. The fees incurred for consulting and tax services and software development are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for consulting and tax services and software development.

Software Development Costs

The Company incurred costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future.  All software development costs have been appropriately accounted for in accordance with SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  The Company did not capitalize any software development costs for the six and three months ended June 30, 2009 and 2008.  Software development costs were being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased.  As of December 31, 2008, the remaining $63,000 of unamortized capitalized software costs were written off since the net realizable value of the capitalized software was not realizable. For the six and three months ended June 30, 2009, we did not amortize any capitalized software to cost of revenues.  For the six and three months ended June 30, 2008, we amortized $48,000 and $24,000, respectively, to cost of revenues.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB issued FASB Statement No. 165 (SFAS No. 165), “Subsequent Events”, which is effective for reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.   The Company adopted SFAS No. 165 and it did not have an impact on the Company’s consolidated financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 12, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS will be effective for financial statements issued for reporting periods ending after September 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective June 30, 2009 and has included the required disclosures in Note 10.

Note 3 – Stock Options

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

The intrinsic value of options outstanding and exercisable at June 30, 2009 and 2008 was $3,000 and $61,000, respectively.  There were no options exercised during the six and three months ended June 30, 2009 and 2008.

The remaining unrecognized stock-based compensation expense at June 30, 2009 was $272,000 and will be amortized over a weighted average period of 1.7 years.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the six and three months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Risk free interest rate	1.7%	3.2%	2.3%	3.3%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	112.1%	95.1%	113.6%	95.6%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.27	$0.38	$0.32	$0.40

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the six months ended June 30, 2009 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2009	4,973	$1.31	3,334	$1.72
Granted	586	0.39
Exercised	—	—
Expired	—	—
Forfeited	(160)	0.49
Options outstanding, June 30, 2009	5,399	$1.23	3,882	$1.54

Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2009 and 2008 (in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$8	$10	$4	$5
Sales and marketing	24	35	11	16
General and administrative	123	161	64	85
	$155	$206	$79	$106

    There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2009 and 2008.  No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of and for the six months ended June 30, 2009, is presented below (restricted shares in thousands):
	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2009	1,220	$0.49
Granted	1,225	0.34
Vested	(723)	0.42
Forfeited	(450)	0.50
Unvested restricted shares outstanding, June 30, 2009	1,272	$0.38

Restricted stock compensation expense is allocated as follows for the six and three months ended June 30, 2009 and 2008 (in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
General and administrative	$161	$207	$66	$207
Sales and marketing	6	8	4	8
Accrued Expenses (Note A)	—	179	—	179
	$167	$394	$70	$394

Note A – In 2007 the Company accrued $179,000, included in General and Administrative expenses for management bonuses. In 2008, the Company issued shares, with a value of $179,000, to pay for the management bonuses accrued in 2007.

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2009 and 2008, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 5 – Income or Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the six months ended June 30, 2009 and 2008 and the three months ended June 30, 2008 is the same as basic loss per share. For the three months ended June 30, 2009 diluted income per share includes 45,087,000 shares of common stock issuable upon the conversion of the Series A-1 Preferred Stock, 1,326,000 unvested restricted shares of common stock and vested options for 92,000 shares of common stock calculated using the treasury stock method.  For the six months ending June 30, 2009 and 2008, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive or in the calculation of our net income the exercise price or conversion price is greater than the Company’s common stock price (000’s omitted):

	June 30,
	2009	2008
Warrants	44,262	22,875
Options	5,399	4,500
Unvested restricted stock	1,272	960
Senior Secured Notes	—	22,641
Series C Convertible Preferred Stock	—	4,748
	50,933	55,724

Note 6 – 2009 Private Placement Transactions

In November and December 2008, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the then existing derivative liabilities, extend the maturity date of our Senior Secured Convertible Notes (“Senior Secured Notes”) and limit the related interest rate (the “2008 Private Placements”).   In March 2009 the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placement”).  The following is a summary of the components of the 2009 Private Placement transactions (in thousands except shares):

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

We accounted for the issuance of the Series A-3 Warrants to acquire 2,250,000 shares of common stock at $0.40 with an expiration date of March 2014, at fair value.   The $189,000 estimated fair value of these warrants, using the Black-Scholes method on the date of the sale was charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

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

Preferred Stock Exchange

In the 2009 Private Placement, the holders of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock, having a Stated Value of $28,423,000, in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock, which also had a Stated Value of $28,423,000 (“2009 Preferred Stock Exchange”).   The book value of the Series A Preferred Stock exchanged was $11,574,000. The Series A-1 Preferred Stock received in the transaction was recorded in the balance sheet at $13,572,000 which is the fair value of the Series A-1 Preferred Stock.

We accounted for the 2009 Preferred Stock Exchange as a redemption in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“D- 42”).  In connection with the 2009 Preferred Stock Exchange, D-42 requires that the excess of the fair value of the Series A-1 Preferred Stock (the “Series A-1 Fair Value”) over the carrying amount of the Series A Preferred Stock (the “Series A Carrying Amount”) should be added to net loss to arrive at net loss attributable to common stockholders.  The Series A Carrying Amount of $11,574,000 is based on the recorded fair value.  The Series A-1 Carrying Amount of $13,572,000 is based on applying the $3,582 fair value of each share of Series A-1 Preferred Stock sold in the 2009 Private Placement to each share of Series A-1 Preferred Stock issued in the 2009 Preferred Stock Exchange.  The $1,999,000 excess of Series A-1 Fair Value Series over the Series A Carrying Amount is recognized in our condensed consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common shareholders.

Senior Secured Note Exchange

In the 2009 Private Placement, the Company issued 269 shares of Series A-1 Preferred Stock and Series A-3 Warrants to acquire 594,000 shares of common stock in exchange for $1,076,000 (including $12,000 of accrued interest) of the Company’s Senior Secured Notes.

We accounted for the issuance of Series A-3 Warrants to acquire 594,000 shares of common stock at $0.40 with an expiration dates of March 2014, which were issued to exchange the Senior Secured Notes into Series A-1 Preferred Stock at fair value, using the Black-Scholes method.   The $50,000 estimated fair value of these warrants at the date of the exchange was charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

The Series A-1 Preferred Stock issued in exchange for the Senior Secured Notes was recorded in the balance sheet at $1,026,000 which is the value of the Senior Secured Notes exchanged less the $50,000 fair value of the Series A-3 Warrants issued in the exchange.

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

We accounted for the issuance of Series A-3 Warrants to Burnham Hill Partners to acquire 500,000 shares of common stock at $0.40 with an expiration date of March 2014, at fair value, using the Black-Scholes method.   The $42,000 estimated fair value of these warrants was charged to Paid in Capital and credited to Derivative Financial Instruments.

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
$263

Note 7 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our Senior Secured Notes in private placements to private investors. The September 2007 private placement also included several officers and directors of the Company (“Insider Purchasers”).  In November 2008, the holders of $10,802,000 of the Senior Secured Notes, including the Insider Purchasers, exchanged them for shares of Series A Preferred Stock.  Activity for the Senior Secured Notes and Senior Secured Notes discount during the six months ended June 30, 2009 and as of December 31, 2008 and June 30, 2009 was as follows (in thousands):
	December 31, 2008	2009 Activity	2009 Private Placements Entries, Net	June 30, 2009
Principal of Senior Secured Notes:
2006 Private Placements	$1,500	$—	$(1,500)	$—
Senior Secured Notes issued as payment for interest	222	55	(277)	—
	1,722	55	(1,777)	—
Discount:
Series A-3 warrants	(260)	—	260	—
	(260)	—	260	—
Accretion of discount	20	23	(43)	—
	(240)	23	217	—
Senior Secured Notes, net of discount	$1,482	$78	$(1,560)	$—

During the six and three months ended June 30, 2009, the accretion of discount was $23,000 and $0, respectively.  During the six and three months ended June 30, 2008, the accretion of discount was $1,336,000 and $713,000, respectively.

Financing Costs

In the 2008 Private Placements the remaining unamortized financing costs were charged to the extinguishment of debt.  During the six and three months ended June 30, 2008 the amortization of financing costs, using the effective interest method over the term of the financing, was $238,000 and $125,000, respectively.

Note 8 - Interest Expense

The components of interest expense for the six and three months ended June 30, 2009 and 2008 are presented below (in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest expense for sales and use taxes and regulatory fees	$60	$90	$29	$40
Interest on Senior Secured Notes	57	624	—	316
Accretion of discount on Senior Secured Notes	23	1,269	—	677
Other interest expense	73	59	37	34
Accretion of discount on Senior Secured Notes, Insider Purchasers	—	67	—	36
Interest on Senior Secured Notes, Insider Purchasers	—	23	—	12
	$213	$2,132	$66	$1,115

 Note 9 - Derivative Liabilities

In the February 2004, March 2006, April 2006 and September 2007 private placements we incurred liabilities for the estimated fair value of various derivative financial instruments.  The estimated fair value of the derivative financial instruments was calculated using the Black-Scholes method and such estimates were revalued at each balance sheet date, with changes in value recorded as other income or expense.  In the 2008 Private Placements these derivative liabilities were eliminated with the related gain credited to Additional Paid in Capital.

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that all of the outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock. The Company determined that EITF 07-05 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $23,551,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the instruments. The Company measured the fair value of these instruments as of June 30, 2009, and recorded a $691,000 charge to the statement of operations for the six months ended June 30, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

During the six and three months ended June 30, 2009, a $691,000 increase and a $434,000 decrease in the fair value of the derivative liabilities was recorded in other income and expense, respectively.   During the six and three months ended June 30, 2008, a $58,000 increase and a $1,398,000 decrease in the fair value of the derivative liabilities was recorded in other income and expense, respectively.

Activity for derivative liabilities during the six months ended June 30, 2009 and as of December 31, 2008 and June 30, 2009 was as follows (in thousands):
	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase in Fair Value	June 30, 2009
(i) Derivative financial instrument – warrants	$—	$2,546	$281	$671	$3,498
(ii) Derivative financial instrument – warrants – insider purchasers	—	76	—	20	96
	$—	$2,622	$281	$691	$3,594

The fair value of each option group is estimated using the Black-Scholes option pricing model with the following weighted average assumptions as of June 30, 2009 (number of warrants and fair value in thousands):

	(i)	(ii)
	All Others	Insider Purchasers	Total
Number of warrants	43,161	1,101	44,262
Exercise price	$0.53	$0.40	$0.53
Risk free interest rate	0.8%	0.8%	0.8%
Expected warrant lives in years	1.4	1.4	1.4
Expected volatility	142.7%	140.3%	142.7%
Expected dividend yields	None	None	None
Fair value per share	$0.08	$0.09	$0.08
Common stock price note (A)	$0.18	$0.19	$0.18
Fair value of warrants	$3,498	$96	$3,594

Note 10 – Fair Value Disclosures

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at June 30, 2009 were as follows (in thousands):

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the three months ended June 30, 2009	Increases (decreases) during the six months ended June 30, 2009
Assets:
Cash equivalents	$925	$—	$925	$—	$—	$—
Liabilities:
Derivative financial instruments	$3,594	$—	$—	$3,594	$(434)	$691

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Increases (decreases) during the six months ended June 30, 2009
Liabilities:
Balance as of January 1, 2009	$2,622
Initial measurement of warrants issued in the period	281
Increase in fair value of warrants	691
Balance as of June 30, 2009	$3,594

The method for calculating the fair value of each option group is the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants and fair value in thousands):

	Original Value	December 31, 2008	March 16, 2009	March 31, 2009	June 30, 2009
Number of warrants	40,917	40,917	3,345	44,262	44,262
Exercise price	$0.97	$0.54	$0.40	$0.53	$0.53
Risk free interest rate	3.3%	0.7%	1.0%	0.8%	0.8%
Expected warrant lives in years	5.0	1.9	1.8	1.7	1.4
Expected volatility	102.7%	132.3%	139.0%	143.5%	142.7%
Expected dividend yields	None	None	None	None	None
Fair value per share	$0.64	$0.06	$0.08	$0.09	$0.08
Common stock price	$0.83	$0.15	$0.17	$0.19	$0.18
Fair value of warrants	$26,173	$2,622	$281	$4,028	$3,594

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants. If the discount on the common stock was increased from 50% to 60% on June 30, 2009 the derivative liability would have been $2,597,000 and a $1,431,000 gain would have been reflected on the statement of operations for the three months ended June 30, 2009.  If the discount on the common stock was decreased from 50% to 40% on June 30, 2009 the derivative liability would have been $4,657,000 and a $629,000 loss would have been reflected on the statement of operations for the three months ended June 30, 2009.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the six months ended June 30, 2009 were as follows (in thousands):
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

Note 11 – Employment Agreements

In March 2009, the Company announced the voluntary resignation of Michael Brandofino as Glowpoint’s Chief Executive Officer and a member of the Board of Directors.  Joseph Laezza and David W. Robinson were appointed Co-Chief Executive Officers.  The Company also entered into a Separation Agreement with Mr. Brandofino that provided, among other things, salary continuation for a stated period and a grant of 400,000 shares of restricted stock (replacing the May 2007 grant of restricted stock) that vest upon the earlier of a change of control and the second anniversary of grant.  In connection with his voluntary resignation, Mr. Brandofino will be paid severance of approximately $225,000 over the following nine months and other benefits (e.g., grants of new restricted stock, extension of period to exercise vested options, etc.) valued at approximately $70,000.  On March 20, 2009, (i) Messrs. Laezza and Robinson were each granted 270,000 shares of restricted stock and Mr. Heinen, our CFO, was granted 210,000 shares of restricted stock, all of which vest upon the earlier of a change of control and the third anniversary of grant, and (ii) Messrs. Laezza and Robinson were each granted options to acquire 180,000 shares of common stock and Mr. Heinen was granted an option to acquire 140,000 shares of common stock, all of which have an exercise price of $0.40 and vest upon the earlier of a change of control and the third anniversary of grant.

The following is a summary of the activity for the period ending, and as of, June 30, 2009, for costs for Mr. Brandofino and two members of the Board of Directors who resigned in March 2009 (in thousands):

Severance pay plus payroll taxes	$300
Restricted stock award and extension of exercise period for vested options	57
Other benefits and costs	36
393
Less:
Amounts paid or vested	(161)
Reduction in severance amounts	(75)
Accrual as of June 30, 2009	$157

Note 12 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 7,500 shares of Series A-1 Preferred Stock authorized, of which 4,509 shares are issued and outstanding as of June 30, 2009, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued.  We still have 7,500 shares of Series A Preferred Stock currently authorized, none of which are outstanding, but we expect to file a Certificate of Elimination with the Delaware Secretary of State eliminating this class of stock.   We have no other classes of preferred stock.  Only the Series A-1 Preferred Stock is outstanding as of June 30, 2009.

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

The following is a summary of the activity for the Company’s preferred stock during the six months ended June 30, 2009 and as of December 31, 2008 and June 30, 2009 (in thousands except preferred stock shares) as of December 31, 2008:

	Series A as of December 31, 2008 Note A	Series A & A-1 Exchange Note B	2009 Private Placement	Series A-1 as of June 30, 2009
Shares of Preferred Stock:
Investors	3,675	—	719	4,394
Insider Purchasers	115	—	—	115
	3,790	—	719	4,509
Book Value:
Investors	$11,226	$1,934	$2,637	$15,797
Insider Purchasers	348	65	—	413
	$11,574	$1,999	$2,637	$16,210

Liquidation Value:
Investors	$27,560	$—	$5,392	$32,952
Insider Purchasers	863	—	—	863
	$28,423	$—	$5,392	$33,815

Note A – Share, book value and liquidation value amounts for Mr. Brandofino have been reclassified into the Investors totals.

Note B – In the 2009 Private Placement all shares of the Series A Preferred Stock were exchanged for an equal amount of shares of Series A-1 Preferred Stock.  The resulting $1,999,000 loss on the redemption of the Series A Preferred Stock was charged to Additional Paid in Capital.

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. We evaluated whether our convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that EITF 07-05 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 13 - Commitments and Contingencies

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

Note 14 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  For the six and three months ended June 30, 2009 14.5% and 15.0%, respectively, of revenues were derived from a major customer. For the comparable periods in 2008 there were no major customers. Accounts receivable from this major customer represented 28.8% of total accounts receivable as of June 30, 2009. The loss of this customer would have an adverse affect on the Company’s operations.

Note 15 – Subsequent Event

Elimination of Dividends until January 2013 and Warrant Exchange

On August 11, 2009, the Company entered into a transaction that resulted in the Company eliminating dividends on its convertible preferred stock until January 1, 2013 and the Company issuing 17,372,000 shares of common stock in exchange for warrants to acquire 39,088,000 shares of common stock with an exercise price of $0.40 (the “Warrants”).

In order to eliminate dividends on its convertible preferred stock until January 1, 2013, a new Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock”) was created and all of the outstanding shares the Company’s Series A-1 Preferred Stock were exchanged on a one-for-one basis.  The holders of the Company’s Series A-1 Preferred Stock (i) consented to the creation of the Series A-2 Preferred Stock and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-2 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-2 Preferred Stock is senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Stated Value.  Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. Except for when the payment of dividends commence, the terms of the Series A-2 Preferred Stock are materially the same as the terms of the Series A-1 Preferred Stock created in March 2009 and the Series A Preferred Stock created in November 2008.

The holders of the Warrants were issued one share of common stock for warrants to acquire 2.25 shares of common stock, rounding to the nearest whole share. As a result, 17,372,000 shares of common stock were issued in exchange for warrants to acquire 39,087,916 shares of common stock.

Prior to the warrant exchange, all of the warrants to acquire shares of common stock with an exercise price of $0.40 were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the need to account for a derivative liability for these warrants.   Of the remaining outstanding warrants, only the ones expiring in March 2010 need to account for a derivative liability, which was immaterial at June 30, 2009.

The Company agreed to register the shares of common stock issued pursuant to the exchange of the Warrants or issued upon conversion of the Series A-2 Preferred Stock to the extent such shares of common stock could not be resold pursuant to Rule 144 promulgated pursuant the Securities Act of 1933, as amended.

Burnham Hill Partners LLC acted as financial advisor and was paid a fee of $75,000, $50,000 of which was paid at the closing and the balance to be paid on terms mutually acceptable to the parties.

The Company is currently evaluating the accounting treatment of these transactions.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six months ended June 30, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Commission as an exhibit to Form 10-K on March 31, 2009.

Results of Operations

The following table sets forth for the six and three months ended June 30, 2009 and 2008; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Six Months Ended June 30,		(Unaudited) Three Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.1	57.1	49.3	58.2
Gross margin	48.9	42.9	50.7	41.8

Operating expenses:
Sales and marketing	13.9	15.3	14.4	15.8
General and administrative	41.9	34.4	35.8	33.4
Total operating expenses	55.8	49.7	50.2	49.2
(Loss) income from operations	(6.9)	(6.8)	0.5	(7.4)
Interest and other expense (income):
Interest expense, including 0.0%, 0.7%, 0.0% and 0.7% respectively, for Insider Purchasers	1.6	17.0	0.9	17.2
Loss on extinguishment of debt	1.9	—	—	—
Interest income	—	(0.1)	—	(0.1)
Increase (decrease) in fair value of derivative financial instruments, including 0.1%, 0.0%, (0.2%) and (0.6%) respectively for Insider Purchasers	5.2	0.5	(6.2)	(21.5)
Amortization of deferred financing costs, including 0.2% and 0.2% respectively, for Insider Purchasers	—	1.9	—	1.9
Total interest and other expense, net	8.7	19.3	(5.3)	(2.5)
Net (loss) income	(15.6)	(26.1)	5.8	(4.9)
Loss on redemption of preferred stock	(14.9)	—	—	—
Net (loss) income attributable to common stockholders	(30.5)%	(26.1)%	5.8%	(4.9)%

Six Months Ended June 30, 2009 (the “2009 period”) Compared to Six Months Ended June 30, 2008 (the “2008 period”).

Revenue - Revenue increased $896,000, or 7.2%, in the 2009 period to $13,387,000 from $12,491,000 in the 2008 period.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (Note A)	$9,770	$8,591	$1,179	13.7%
Non-subscription revenue
Bridging (Note B)	2,343	2,057	286	13.9%
Special events and professional services	490	342	148	43.3%
	12,603	10,990	1,613	14.7%
Non-core revenue:
Integration services for a broadcast customer (Note C)	63	249	(186)	(74.7%)
ISDN resale revenue (Note D)	721	1,252	(531)	(42.4%)
	784	1,501	(717)	(47.8%)
Total revenue	$13,387	$12,491	$896	7.2%

Note A - The increased subscription and related revenue is caused by increases in installed subscription circuits and VNOC support services.

Note B - The increased bridging services revenue was a result of utilization of these services by VNOC support customers and a concerted effort by the Company to grow revenue from bridging services.

Note C - Glowpoint was asked to facilitate the procurement and integration of equipment required by a customer as part of the implementation of their subscription agreements.

Note D - We continue to consider alternatives with respect to our ISDN resale business, including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the six months ended June 30, 2009, 39.9% of our resold ISDN revenues, or $266,000, were from Tandberg, which was 2.0% of our total gross revenues.  A year earlier, for the six months ended June 30, 2008, $552,000 of our resold ISDN revenues were from Tandberg, which was 4.4% of our total gross revenues during that period.  Tandberg continues the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we have seen, and expect to continue to see, our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2009 period decreased $291,000, or 4.1%, to $6,836,000 from $7,127,000 in the 2008 period.    The components of cost of revenues and their percentage of revenues for the six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Increase (Decrease)	% Change
Telecommunication carrier charges	$4,683	35.0%	$4,892	39.2%	$(209)	(4.3%)
Sales taxes and regulatory fees	899	6.7%	893	7.1%	6	0.7%
Salaries and benefits	633	4.7%	464	3.7%	169	36.4%
Depreciation	397	3.0%	481	3.9%	(84)	(17.5%)
General overhead costs	179	1.4%	148	1.2%	31	20.9%
Integration costs	45	0.3%	249	2.0%	(204)	(81.9%)
	$6,836	51.1%	$7,127	57.1%	$(291)	(4.1%)

Gross margin - Gross margin for the 2009 period increased by $1,187,000, or 22.1%, to $6,551,000 from $5,364,000 in the 2008 period. The gross margin improvement is primarily related to the increases in higher margin VNOC revenues, reductions in our low margin ISDN resale revenues.  Our cost of revenues were positively affected by reductions in telecommunication carrier charges, depreciation and integration charges.  These improvements were partially offset by an increase in salaries and benefits.  Our gross margin increased to 48.9% in the 2009 period from 42.9% in the 2008 period.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, decreased by $41,000, or 2.2%, in the 2009 period to $1,865,000 from $1,906,000 in the 2008 period.  The primary components of the decrease were reductions of $88,000 for advertising expenses, $55,000 for travel and entertainment expenses and $33,000 for other sales expenses, partially offset by a $126,000 increase in salaries and benefits.  Sales and marketing expense, as a percentage of revenue, was 13.9% for the 2009 period and 15.3% for the 2008 period.

General and administrative - General and administrative expenses increased by $1,311,000, or 30.5% in the 2009 period to $5,607,000 from $4,296,000 in the 2008 period.  The primary components of this increase were $1,018,000 in salaries, benefits and contract employee costs incurred in connection staffing and growth costs driven by new contracts. Further were costs associated with expansion of our 24/7 VNOC Support Services staffing and $317,000 of onetime costs accrued in connection with the resignation of Mr. Brandofino and two members of the Board of Directors.  These increases were partially reduced by a decrease of $58,000 for travel and entertainment. General and administrative expenses as a percentage of revenue were 41.9% in the 2009 period and 34.4% in the 2008 period.

Loss from operations - Loss from operations increased by $83,000, or 9.9%, to $921,000 in the 2009 period from $838,000 in the 2008 period.  This increased loss from operations was primarily attributable to the increased general and administrative expenses which included onetime charges relating to separation costs and costs associated with expansion of our 24/7 VNOC Support Services explained further above.

Other expense (income) - Other expense in the 2009 period of $1,158,000 principally reflects $691,000 for an increase in the fair value of derivative financial instruments caused by the adoption of EITF 07-5, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $213,000.

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

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the six months ended June 30, 2009 and 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $1,171,000, or 36.0%, to $2,079,000 in the 2009 period from $3,250,000 in the 2008 period.  This decreased net loss was primarily attributable to a $1,919,000 decrease in interest expense and the $1,187,000 increase in the gross margin partially offset by the $1,311,000 increase in general and administrative expenses and $633,000 increase in the fair value for derivative financial instruments.

Loss on redemption of preferred stock – As a result of the Preferred Stock Exchange in March 2009 we recognized a loss for the $1,999,000 excess of Series A-1 Preferred Stock Fair Value over the Series A Preferred Stock Carrying Amount in the 2009 period.

Net loss attributable to common stockholders - Net loss attributable to common stockholders increased by $828,000, or 25.5% in the 2009 period to $4,078,000, or $0.09 per basic and diluted share, from a net loss attributable to common stockholders of $3,250,000, or $0.07 per basic and diluted share, in the 2008 period.  This increased net loss attributable to common stockholders was primarily attributable to accounting for a loss on the redemption of preferred stock partially offset by the $1,171,000 decrease in the net loss described above.

Three Months Ended June 30, 2009 (the “2009 quarter”) Compared to Three Months Ended June 30, 2008 (the “2008 quarter”).

Revenue - Revenue increased $453,000, or 7.0%, in the 2009 quarter to $6,945,000 from $6,492,000 in the 2008 quarter.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (Note A)	$4,942	$4,296	$646	15.0%
Non-subscription revenue
Bridging (Note B)	1,173	1,051	122	11.6%
Special events and professional services	471	261	210	80.5%
	6,586	5,608	978	17.4%
Non-core revenue:
Integration services for a broadcast customer (Note C)	—	249	(249)	(100.0%)
ISDN resale revenue (Note D)	359	635	(276)	(43.5%)
	359	884	(525)	(59.4%)
Total revenue	$6,945	$6,492	$453	7.0%

Note A - The increased subscription and related revenue is caused by increases in installed subscription circuits and VNOC support services.

Note B - The increased bridging services revenue was a result of utilization of these services by VNOC support customers and a concerted effort by the Company to grow revenue from bridging services.

Note C – In 2008 Glowpoint was asked to facilitate the procurement and integration of equipment required by a customer as part of the implementation of their subscription agreements.

Note D - We continue to consider alternatives with respect to our ISDN resale business, including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the three months ended June 30, 2009, 36.9% of our resold ISDN revenues, or $141,000, were from Tandberg, which was 2.0% of our total gross revenues.  A year earlier, for the three months ended June 30, 2008, $295,000 of our resold ISDN revenues were from Tandberg, which was 4.4% of our total gross revenues during that period.  Tandberg continues the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we have seen, and expect to continue to see, our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2009 quarter decreased $353,000, or 9.3%, to $3,423,000 from $3,776,000 in the 2008 quarter.    The components of cost of revenues and their percentage of revenues for the three months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Increase (Decrease)	% Change
Telecommunication carrier charges	$2,370	34.1%	$2,498	38.5%	$(128)	(5.1%)
Sales taxes and regulatory fees	461	6.6%	458	7.1%	3	0.7%
Salaries and benefits	306	4.4%	262	4.0%	44	16.8%
Depreciation	194	2.8%	234	3.6%	(40)	(17.1%)
General overhead costs	92	1.4%	75	1.2%	17	22.7%
Integration costs	—	—	249	3.8%	(249)	(100.0%)
	$3,423	49.3%	$3,776	58.2%	$(353)	(9.3%)

Gross margin - Gross margin for the 2009 quarter increased by $806,000, or 29.7%, to $3,522,000 from $2,716,000 in the 2008 quarter.  The gross margin improvement is primarily related to the increases in higher margin VNOC revenues, reductions in our low margin ISDN resale revenues.  Our cost of revenues were positively affected by reductions in telecommunication carrier charges, depreciation and integration charges.  These improvements were partially offset by an increase in salaries and benefits. Our gross margin increased to 50.7% in the 2009 quarter from 41.8% in the 2008 quarter.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, decreased by $24,000, or 2.3%, in the 2009 quarter to $1,003,000 from $1,027,000 in the 2008 quarter.  The primary components of the decrease were reductions of $73,000 for advertising expenses, $39,000 for travel and entertainment expenses and $11,000 for other sales expenses, partially offset by a $102,000 increase in salaries and benefits.   Sales and marketing expense, as a percentage of revenue, was 14.4% for the 2009 quarter and 15.8% for the 2008 quarter.

General and administrative - General and administrative expenses increased by $317,000, or 14.6% in the 2009 quarter to $2,481,000 from $2,164,000 in the 2008 period.  The primary components of this increase were $410,000 in salaries, benefits and contract employee costs incurred in connection staffing and growth costs driven by new contracts. Further were costs associated with expansion of our 24/7 VNOC Support Services staffing.  These increases were partially reduced by a decrease of $49,000 for consulting expense. General and administrative expenses as a percentage of revenue were 35.8% in the 2009 quarter and 33.4% in the 2008 quarter.

Income from operations - Income from operations increased by $513,000, or 108.0%, to income from operations of $38,000 in the 2009 quarter from a loss from operations of $475,000 in the 2008 quarter.  This increased income from operations was primarily attributable to the $806,000 increase in the gross margin to 50.7% from 41.8%.

Other expense (income) - Other income in the 2009 quarter of $368,000 principally reflects $434,000 for a decrease in the fair value of derivative financial instruments caused by the adoption of EITF 07-5 partially offset by interest expense of $66,000.

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

Income taxes - As a result of our losses for the six months ended June 30, 2009 we recorded no provision for incomes taxes in the three months ended June 30, 2009.  As a result of our losses we recorded no provision for incomes taxes in the three months ended June 30, 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net income - Net income increased by $718,000, or 230.1%, to $406,000 in the 2009 quarter from a net loss of $312,000 in the 2008 quarter.  This increased net income was primarily attributable to the $1,049,000 decrease in interest expenses and $806,000 gross margin improvement partially offset by a $964,000 decrease amounts recognized for changes in the fair value for derivative financial instruments and $317,000 for increased general and administrative expenses..

Net income attributable to common stockholders - Net income attributable to common stockholders increased by $718,000, or 230.1% in the 2009 quarter to $406,000, or $0.01 per basic share and $0.00 per diluted share, from a net loss attributable to common stockholders of $312,000, or $0.01 per basic and diluted share, in the 2008 quarter.  See preceding paragraph for a discussion of the causes of the improvement.

        Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $4,078,000 for the six months ended June 30, 2009.   At June 30, 2009, we had cash and cash equivalents of $925,000, a working capital deficit of $4,288,000 and an accumulated deficit of $163,937,000.  We raised capital in private placements, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of June 30, 2009 will enable us to continue as a going concern through June 30, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash used in operating activities was $407,000 for the 2009 period.  The primary components of the usage of funds was a $509,000 increase in accounts receivable, $120,000 from the net loss excluding non-cash charges,  $120,000 for an increase in prepaid expenses and other current assets and $141,000 decrease in customer deposits and deferred revenue. partially offset by a $481,000 increase in accounts payable, accrued expenses, and sales taxes and regulatory fees.

Cash used in investing activities in the 2009 period for the purchase of property, equipment and leasehold improvements was $647,000. We anticipate capital expenditures in 2009 to be at a similar level as 2008.

      Cash provided by financing activities in the 2009 period was comprised of $1,800,000 received from the sale of our preferred stock partially offset by our purchase of $750,000 of our Senior Secured Notes, $221,000 of costs related to the 2009 Private Placement and $77,000 of principal payments for a capital lease.

During the period ended June 30, 2009, there were no material changes in our contractual obligations.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes warrants with down round protection as liabilities at their respective fair values on each reporting date. The $3,594,000 derivative liability recorded in the balance sheet as of June 30, 2009 reflects accounting for these warrants as a liability rather than as a component of equity.  These derivative liabilities are a non-cash item and reflect the fair value of the related warrants; they do not reflect an amount that is owed to the warrant holders or any requirement for payment whatsoever.  Increases in the Company’s common stock price will cause the related derivative liabilities to increase and will result in a charge to other expense.  Decreases in the Company’s common stock price will cause the related derivative liability to decrease and will result in a credit to other income.  While the warrants remain unexercised, assuming no change in the common stock price, the derivative liability will gradually diminish as the warrant expiration date approaches, with a related credit to other income.  If the warrants are exercised, any remaining derivative liability on the date of exercise will be credited to Additional Paid in Capital.  Upon the expiration or exercise of the Company’s warrants, the applicable derivative liability will cease to exist and amounts charged to Additional Paid in Capital will be completely offset by charges to Accumulated Deficit. Therefore, the net effect of the change in accounting principle caused by the adoption of EITF 07-5 to Stockholder’s deficit will be zero, though the financial statements will be subject to material fluctuations as the Company’s common stock price increases or decreases until all of the Company’s warrants expire or are exercised.

Elimination of Dividends until January 2013 and Warrant Exchange

On August 11, 2009, the Company entered into a transaction that resulted in the Company eliminating dividends on its convertible preferred stock until January 1, 2013 and the Company issuing 17,372,000 shares of common stock in exchange for warrants to acquire 40,912,000 shares of common stock with an exercise price of $0.40 (the “Warrants”).

In order to eliminate dividends on its convertible preferred stock until January 1, 2013, a new Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock”) was created and all of the outstanding shares the Company’s Series A-1 Preferred Stock were exchanged on a one-for-one basis.  The holders of the Company’s Series A-1 Preferred Stock (i) consented to the creation of the Series A-2 Preferred Stock and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “Stated Value”), a liquidation preference equal to the Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-2 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-2 Preferred Stock is senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Stated Value.  Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. Except for when the payment of dividends commence, the terms of the Series A-2 Preferred Stock are materially the same as the terms of the Series A-1 Preferred Stock created in March 2009 and the Series A Preferred Stock created in November 2008.

The holders of the Warrants were issued one share of common stock for warrants to acquire 2.25 shares of common stock, rounding to the nearest whole share. As a result, 17,372,000 shares of common stock were issued in exchange for warrants to acquire 39,087,916 shares of common stock.

Prior to the warrant exchange, all of the warrants to acquire shares of common stock with an exercise price of $0.40 were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the need to account for a derivative liability for these warrants.  Of the remaining outstanding warrants, only the ones expiring in March 2010 need to account for a derivative liability, which was immaterial at June 30, 2009.

The Company agreed to register the shares of common stock issued pursuant to the exchange of the Warrants or issued upon conversion of the Series A-2 Preferred Stock to the extent such shares of common stock could not be resold pursuant to Rule 144 promulgated pursuant the Securities Act of 1933, as amended.

Burnham Hill Partners LLC acted as financial advisor and was paid a fee of $75,000, $50,000 of which was paid at the closing and the balance to be paid on terms mutually acceptable to the parties.

The Company is currently evaluating the accounting treatment of these transactions.

As of the closing, the Company’s outstanding capital consisted of 64,957,000 shares of common stock, 4,509 shares of Series A-2 Convertible Preferred Stock (which are convertible into 45,087,000 shares of common stock at $0.75), warrants and options.  The remaining warrants outstanding include (i) warrants to acquire 1,710,000 shares at an average exercise price of $2.56, which expire on August 17, 2009, (ii) warrants to acquire 1,640,000 shares at an exercise price of $1.61, which expire on March 14, 2010 and (iii) warrants to acquire 1,824,000 shares at an exercise price of $0.40, which expire on November 25, 2013.     The options outstanding include (i) options to acquire 915,000 shares at an average exercise price of $2.56, which expire on September 16, 2009, (ii) options to acquire 166,000 shares at an exercise price of $1.59, which expire on November 24, 2009 and (iii) the remaining options to acquire 4,306,000 shares at an average exercise price of $0.94.  Therefore, after the first quarter of 2010, Glowpoint does not expect any of the remaining warrants and a majority of the options expiring this year to have been exercised.

Commitments and Contingencies

During the six months ended June 30, 2009, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 31, 2009.  The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$399	$221	$177	$1	$—
Capital lease obligations	173	173	—	—	—
Commercial commitments	691	691	—	—	—
Total	$1,263	$1,085	$177	$1	$—

       Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We have certain derivative financial instruments related to our warrants.  The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, the Company may experience significant material swings in our net loss or income attributable to common stockholders.   The Company is presenting proforma information which shows the effect on the derivative liability if our common stock price of $0.37 on June 30, 2009 had been increased or decreased by $0.25.

The following table shows the effect of those common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets as of June 30, 2009 and the increase or decrease in fair value of derivative financial instruments and net income or loss attributable to common stockholders shown in the condensed consolidated statement of operations for the three months ended June 30, 2009 (in thousands except stock price).

		Proforma Information
	As Reported June 30, 2009	Common Stock Price Reduction	Common Stock Price Increase
Common stock price	$0.37	$0.12	$0.62

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$3,594	$631	$7,374

Increase (decrease) in fair value of derivative financial instruments	$—	$(2,963)	$3,780

Condensed Consolidated Statement of Operations:
Interest and other expense (income):
Increase (decrease) in fair value of derivative financial instruments	$—	$(3,397)	$3,346

Net Income (loss) attributable to common stockholders	$406	$3,369	$(3,374)

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Co-Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOWPOINT, INC. Registrant

Date: August 12, 2009	By: /s/ Joseph Laezza
Joseph Laezza, Co-Chief Executive Officer (principal executive officer)

Date: August 12, 2009	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)