Form 10-Q
period 2009-09-30
GLOWPOINT INC
filed 2009-11-10
CIK 746210

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2009 was 64,989,462.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 31, 2009.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,124	$1,227
Accounts receivable, net of allowance for doubtful accounts of $260 and $301, respectively	2,895	3,090
Prepaid expenses and other current assets	403	294
Total current assets	4,422	4,611
Property and equipment, net	2,739	2,533
Other assets	31	33
Total assets	$7,192	$7,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,855	$2,367
Accrued expenses	989	842
Accrued sales taxes and regulatory fees	4,088	4,535
Customer deposits	472	606
Deferred revenue	257	325
Current portion of capital lease	116	161
Total current liabilities	8,777	8,836
Long term liabilities:
Senior Secured Notes, net of discount of $240	—	1,482
Capital lease, less current portion	—	72
Total long term liabilities	—	1,554
Total liabilities	8,777	10,390

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value 7,500 shares authorized and convertible; and 4,509 and 3,790 shares issued and outstanding recorded at fair value, respectively (liquidation value of $33,815 and $28,423, respectively) (see Note 14 for information related to Insider Purchasers – related parties)	14,275	11,574
Common stock, $.0001 par value;150,000,000 shares authorized; 66,542,353 and 48,374,954 shares issued; 64,977,462 and 46,810,063 shares outstanding, respectively	7	5
Additional paid-in capital	150,532	172,000
Accumulated deficit	(165,016)	(185,409)
	(202)	(1,830)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ deficit	(1,585)	(3,213)
Total liabilities and stockholders’ deficit	$7,192	$7,177

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenue	$19,928	$18,557	$6,541	$6,066
Cost of revenue	10,157	10,757	3,321	3,630
Gross margin	9,771	7,800	3,220	2,436

Operating expenses:
Sales and marketing	2,656	2,717	791	811
General and administrative	7,898	6,565	2,291	2,269
Total operating expense	10,554	9,282	3,082	3,080
Income (loss) from operations	(783)	(1,482)	138	(644)

Interest and other expense (income):
Interest expense, including $0, $111, $0 and $44, respectively, for Insider Purchasers	273	3,425	60	1,293
Loss on extinguishment of debt	254	—	—	—
Interest income	—	(19)	—	(3)
Increase (decrease) in fair value of derivative financial instruments	1,848	(153)	1,157	(211)
Amortization of deferred financing costs, including $37 and $13, respectively, for Insider Purchasers	—	368	—	130
Total interest and other expense, net	2,375	3,621	1,217	1,209
Net loss	(3,158)	(5,103)	(1,079)	(1,853)
Gain (loss) on redemption of preferred stock	(64)	—	1,935	—
Net income (loss) attributable to common stockholders	$(3,222)	$(5,103)	$856	$(1,853)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.07)	$(0.11)	$0.02	$(0.04)
Diluted	$(0.07)	$(0.11)	$0.01	$(0.04)

Weighted average number of common shares:
Basic	49,273	45,440	55,861	45,590
Diluted	49,273	45,440	102,901	45,590

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

			Additional		Series A-2 (Note A)
	Common Stock		Paid In	Accumulated	Preferred Stock		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Total
Balance at January 1, 2009	48,375	$5	$172,000	$(185,409)	4	$11,574	1,565	$(1,383)	$(3,213)
Cumulative effect of reclassification of warrants (ASC Topic 815)	—	—	(26,173)	23,551	—	—	—	—	(2,622)
Balance at January 1, 2009, as adjusted	48,375	5	145,827	(161,858)	4	11,574	1,565	(1,383)	(5,835)
Net loss	—	—	—	(3,158)	—	—	—	—	(3,158)
Stock-based compensation - stock options	—	—	213	—	—	—	—	—	213
Stock-based compensation - restricted stock	775	—	225	—	—	—	—	—	225
August 2009 Warrant Exchange	17,372	2	(2)	—	—	—	—	—	—
Exercise of stock options	20	—	8	—	—	—	—	—	8
Series A-1 Preferred Stock issued in connection with the 2009 Private Placement	—	—	—	—	1	2,637	—	—	2,637
Elimination of derivative liabilities	—	—	4,751	—	—	—	—	—	4,751
Loss on redemption of Series A Preferred Stock	—	—	(1,999)	—	—	1,999	—	—	—
Gain on redemption of Series A-1 Preferred Stock	—	—	1,935	—	—	(1,935)	—	—	—
Costs related to 2009 Private Placement, warrant and Preferred Stock exchange	—	—	(426)	—	—	—	—	—	(426)
Balance at September 30, 2009	66,542	$7	$150,532	$(165,016)	5	$14,275	1,565	$(1,383)	$(1,585)

Note A – In March 2009 the shares of Series A Preferred Stock outstanding at December 31, 2008 were exchanged for an equal number of shares of newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”).  In August 2009 the shares of Series A-1 Preferred Stock then outstanding were exchanged for an equal number of shares of newly-created Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock”)

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from Operating Activities:
Net loss	$(3,158)	$(5,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	790	959
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	1,848	(153)
Amortization of deferred financing costs	—	368
Bad debt expense	191	85
Accretion of discount on Senior Secured Notes	23	2,158
Loss on disposal of equipment	8	17
Loss on extinguishment of debt	254	—
Stock-based compensation	438	436
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	4	(442)
Prepaid expenses and other current assets	(109)	(18)
Other assets	2	3
Accounts payable	488	1,293
Customer deposits	(134)	(114)
Accrued expenses, sales taxes and regulatory fees	(232)	842
Deferred revenue	(68)	10
Net cash provided by operating activities	345	341

Cash flows from Investing Activities:
Purchases of property and equipment	(1,004)	(847)
Net cash used in investing activities	(1,004)	(847)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	1,800	—
Proceeds from exercise of stock options	8	—
Principal payments for capital lease	(118)	(91)
Purchase of Senior Secured Notes	(750)	—
Costs related to private placement	(384)	—
Net cash provided by (used in) financing activities	556	(91)

Decrease in cash and cash equivalents	(103)	(597)
Cash and cash equivalents at beginning of period	1,227	2,312
Cash and cash equivalents at end of period	$1,124	$1,715

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$108	$91

Non-cash investing and financing activities:
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	$1,076	$—
Additional Senior Secured Notes issued as payment for interest	55	1,020
Costs related to private placement incurred by issuance of placement agent warrants	42	—
Settlement of accrued 2007 management bonus with restricted stock	—	179

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Liquidity and Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $3,222,000 for the nine months ended September 30, 2009.  At September 30, 2009, we had cash and cash equivalents of $1,124,000, a working capital deficit of $4,355,000 and an accumulated deficit of $165,016,000.  We have raised capital in private placements and have amended the terms of our Preferred Stock to eliminate any dividends until January 2013, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of September 30, 2009 will enable us to continue as a going concern through September 30, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and/or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the nine and three months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  The results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2009 (the “Audited 2008 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2008 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the nine months ended September 30, 2009.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

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

Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable, accounts payable, and derivative instruments to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.  See Note 12 for additional discussion.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS)” No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. (“SFAS No. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the description of ASC and Accounting Standards Updates (“ASU”) that follows, references in “italics” relate to ASC or ASU topics, and their descriptive titles, as appropriate.

In April 2009, the FASB updated ASC topic 825, “Financial Instruments” (“ASC Topic 825”) which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the amended provisions of ASC Topic 825 effective June 30, 2009 and has included the required disclosures in Note 12.

In May 2008, the FASB updated ASC topic 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) which clarifies the accounting treatment of convertible debt instruments Additionally, ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Topic 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the amended sections of ASC Topic 470 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of ASC Topic 470 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB updated ASC topic 855 “Subsequent Events” (“ASC Topic 855”), which is effective for reporting periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.  The Company adopted the amended sections of ASC Topic 855 and it did not have an impact on the Company’s consolidated financial statements.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 10, 2009.  During this period no material subsequent events came to our attention.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-14 and the impact that ASU 2009-14 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple Element Arrangements”.  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations.  Derivatives are recognized in the consolidated balance sheets at fair value as required by ASC topic 815“Derivatives and Hedging” (“ASC Topic 815”).  The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.  As a result of the Company’s adoption of ASC Topic 815, effective January 1, 2009 all warrants were accounted for as derivatives. See Note 11.

As part of the August 2009 Warrant and Preferred Stock Exchange (see Note 4), all 40,912,000 of the warrants to acquire shares of common stock with an exercise price of $0.40 (the “$0.40 Warrants”) were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the provisions that protect holders from a decline in the stock price (or “Down-round” provisions) and the need to account for a derivative liability for these warrants.  Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.  The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at September 30, 2009.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twelve to twenty-four month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC topic 605 “Revenue Recognition”.  Revenues derived from other sources are recognized when services are provided or events occur.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the nine and three months ended September 30, 2009 and 2008, no impairment indicators were noted or impairment losses recorded.

Related Party Transactions

The Company provides video services to a company in which one of our directors is an officer (the “Video Services”).  The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner and software development from a firm in which one of our prior directors, who resigned in March 2009,  is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. The fees incurred for consulting and tax services and software development (the “Consulting Services”) are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for Consulting Services.

Consulting Services and Video Services are as follows for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Consulting Services	$26	$153	$—	$72

Video Services	$231	$230	$73	$72

Capitalized Software Costs

The Company incurred costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future.  All software development costs have been appropriately accounted for as required by ASC topic  985 “Software”.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  The Company did not capitalize any software development costs for the nine and three months ended September 30, 2009 and 2008.  Software development costs were being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased.  As of December 31, 2008, the remaining $63,000 of unamortized capitalized software costs were written off since the net realizable value of the capitalized software was not realizable. For the nine and three months ended September 30, 2009, we did not amortize any capitalized software to cost of revenues.  For the nine and three months ended September 30, 2008, we amortized $72,000 and $24,000, respectively, to cost of revenues.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software”.  Capitalized software costs are included in “Property and Equipment” on our consolidated Balance Sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed immediately.  For the nine and three months ended September 30, 2009 we capitalized internal-use software costs of $390,000 and $225,000, respectively.  For the nine and three months ended September 30, 2008 we capitalized internal-use software costs of $76,000 and $36,000, respectively.

Note 3 – 2009 Private Placement Transactions

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

	Sale of Series A-1 Preferred Stock	Preferred Stock Exchange	Senior Secured Note Exchange	Senior Secured Note Purchase	Placement Agent Warrant Fee	Total
Consideration received by Company:
Cash
Amount received	$1,800	$-	$-	$(750)	$-	$1,050
Senior Secured Notes
Carrying amount	$-	$-	$(1,076)	$(713)	$-	$(1,789)
Series A-1 Preferred Stock
Shares	-	(3,790)	-	-	-	(3,790)
Carrying amount	$-	$(11,574)	$-	$-	$-	$(11,574)

Consideration provided to holders:
Series A-3 Warrants issued:
Shares	2,250	-	594	-	500	3,344
Carrying amount	$189	$-	$50	$-	$42	$281

Series A-1 Preferred Stock issued:
Shares	450	3,790	269	-	-	4,509
Carrying amount	$1,611	$13,573	$1,026	$-	$-	$16,210

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

March 2009 Preferred Stock Exchange

In the 2009 Private Placement, the holders of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock, having a Stated Value of $28,423,000, in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock, which also had a Stated Value of $28,423,000 (“March 2009 Preferred Stock Exchange”).  The book value of the Series A Preferred Stock exchanged was $11,574,000. The Series A-1 Preferred Stock received in the transaction was recorded in the balance sheet at $13,572,000 which is the fair value of the Series A-1 Preferred Stock.

We accounted for the March 2009 Preferred Stock Exchange as a redemption as required by ASC topic 260 “Earnings Per Share” (“ASC Topic 260”).  In connection with the March 2009 Preferred Stock Exchange, ASC Topic 260 requires that the excess of the fair value of the Series A-1 Preferred Stock (the “Series A-1 Fair Value”) over the carrying amount of the Series A Preferred Stock (the “Series A Carrying Amount”) should be added to net loss to arrive at net loss attributable to common stockholders.  The Series A Carrying Amount of $11,574,000 is based on the recorded fair value.  The Series A-1 Carrying Amount of $13,572,000 is based on applying the $3,582 fair value of each share of Series A-1 Preferred Stock sold in the 2009 Private Placement to each share of Series A-1 Preferred Stock issued in the March 2009 Preferred Stock Exchange.  The $1,999,000 excess of Series A-1 Fair Value Series over the Series A Carrying Amount is recognized in our condensed consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common shareholders.

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

Placement Agent Warrant Fee

Burnham Hill Partners acted as placement agent and financial advisor for the 2009 Private Placements and received fees of $126,000, which equaled seven (7%) percent of the gross proceeds received by the Company, and was entitled to the balance of a fee of $150,000, $75,000 of which has been paid in 2008 and the remaining $75,000 was paid upon closing this capital raise.

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

The cash and non-cash financing costs for Burnham Hill Partners, legal and professional fees for the 2009 Private Placements, which were charged to Paid in Capital, are as follows (in thousands):

Total Costs
Cash financing costs:
Burnham Hill Partners placement agent fees	$201
Legal and other professional fees	85
286
Non-cash financing costs:
Burnham Hill Partners placement agent warrants	42
$328

Note 4 – August 2009 Warrant and Preferred Stock Exchange

Elimination of Dividends until January 2013 and Warrant Exchange

On August 11, 2009, the Company entered into a transaction (the “August 2009 Exchange”) that resulted in the Company eliminating dividends on its convertible preferred stock until January 1, 2013 and issuing 17,372,000 shares of common stock in exchange for warrants to acquire 39,088,000 shares of common stock with an exercise price of $0.40 (the “Warrants”).

In order to eliminate dividends on its convertible preferred stock until January 1, 2013, the Series A-2 Preferred Stock was created and all of the outstanding shares the Company’s Series A-1 Preferred Stock were exchanged on a one-for-one basis (the “August 2009 Preferred Stock Exchange”).  The holders of the Company’s Series A-1 Preferred Stock (i) consented to the creation of the Series A-2 Preferred Stock and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock (see Note 14).

	Preferred Stock Exchange	Warrant Exchange	Total
Consideration received by Company:
Series A-1 Preferred Stock
Shares	(4,509)	-	(4,509)
Carrying amount	$(16,210)	$-	$(16,210)
Warrants Shares	-	39,088	39,088

Consideration provided to holders:
Common Stock
Shares	-	17,372	17,372
Carrying amount	$-	$2	$2

Series A-2 Preferred Stock issued:
Shares	4,509	-	4,509
Carrying amount	$14,275	$-	$14,275

We accounted for the August 2009 Preferred Stock Exchange of 4,509 shares of Series A-1 Preferred Stock with an equal number of shares of Series A-2 Preferred Stock as a redemption in accordance with ASC Topic 260.  In connection with the August 2009 Preferred Stock Exchange, ASC Topic 260 requires that the excess of the fair value of the Series A-2 Preferred Stock (the “Series A-2 Fair Value”) over the carrying amount of the Series A-1 Preferred Stock (the “Series A-1 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-1 Carrying Amount of $16,210,000 is based on the recorded fair value.  The Series A-2 Fair Value of $14,275,000 was determined by the Company based on the net present value of the components of the Series A-2 Preferred Stock.  The $1,935,000 excess of Series A-1 Carrying Amount over the Series A-2 Fair Value is recognized in our condensed consolidated statements of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

The holders of the Warrants were issued one share of common stock for warrants to acquire 2.25 shares of common stock, rounding to the nearest whole share. As a result, 17,372,000 shares of common stock were issued in exchange for warrants to acquire 39,088,000 shares of common stock.

As part of the August 2009 Warrant and Preferred Stock Exchange, all 40,912,000 of the $0.40 Warrants to acquire shares of common stock were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the Down-round provisions and the need to account for a derivative liability for these warrants.  Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.  The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at September 30, 2009 (see Note 11)

The Company agreed to register the shares of common stock issued pursuant to the exchange of the Warrants or issued upon conversion of the Series A-2 Preferred Stock to the extent such shares of common stock could not be resold pursuant to Rule 144 promulgated pursuant the Securities Act of 1933, as amended.

Burnham Hill Partners LLC acted as financial advisor and was paid a fee of $75,000, $50,000 of which was paid at the closing and the balance to be paid on terms mutually acceptable to the parties.

The cash and non-cash financing costs for Burnham Hill Partners, legal and professional fees for the August 2009 Exchange, which were charged to Paid in Capital, are as follows (in thousands):

Total Costs
Cash financing costs:
Burnham Hill Partners placement agent fees	$75
Legal and other professional fees	23
$98

Note 5 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Effective January 1, 2006, the Company adopted ASC topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the financial statements and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.  ASC Topic 718 also requires that forfeitures be estimated and recorded over the vesting period of the instrument.

The intrinsic value of options outstanding and exercisable at September 30, 2009 and 2008 was $202,000 and $61,000, respectively.  Options exercised during the nine and three months ended September 30, 2009 and 2008 were 20,000 and 0, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the nine and three months ended September 30, 2009 and 2008:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	2.0%	3.2%	2.4%	3.0%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	113.3%	95.4%	114.6%	96.2%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.32	$0.39	$0.37	$0.40

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of and for the nine months ended September 30, 2009 with respect to all outstanding options is as follows (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2009	4,973	$1.31	3,334	$1.72
Granted	1,065	0.42
Exercised	(20)	0.41
Expired	—	—
Forfeited	(1,063)	2.27
Options outstanding, September 30, 2009	4,955	$0.92	3,000	$1.22

Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$13	$15	$5	$5
Sales and marketing	35	51	11	16
General and administrative	165	211	42	50
	$213	$277	$58	$71

The remaining unrecognized stock-based compensation expense for options at September 30, 2009 was $389,000 and will be amortized over a weighted average period of 1.6 years.

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2009 and 2008.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of and for the nine months ended September 30, 2009, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2009	1,220	$0.49
Granted	1,225	0.34
Vested	(723)	0.42
Forfeited	(450)	0.50
Unvested restricted shares outstanding, September 30, 2009	1,272	$0.38

Restricted stock compensation expense is allocated as follows for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
General and administrative	$216	$156	$55	$48
Sales and marketing	9	3	3	2
	$225	$159	$58	$50

The remaining unrecognized stock-based compensation expense for restricted stock at September 30, 2009 was $360,000 and will be amortized over a weighted average period of 1.9 years.

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2009 and 2008, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 7 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of and for the nine months ended September 30, 2009, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2009	40,917	$0.54
Granted	3,344	0.40
Exercised	—	—
Exchanged – Note 4	(39,088)	0.40
Forfeited	(1,709)	2.56
Warrants outstanding, September 30, 2009	3,464	$0.97

Additional information as of September 30, 2009 with respect to outstanding warrants, all of which are exercisable, is as follows (warrants in thousands):
Exercise Prices	Number Outstanding	Expiration Date	Exercise Price	Subject to Anti-dilution Protection
$0.40	1,824	11/25/2013	$0.40	Yes
1.61	1,640	3/14/2010	1.61	No
	3,464

Note 8 – Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the nine months ended September 30, 2009 and the nine and three months 2008 is the same as basic loss per share.  Diluted income per share for the three months ended September 30, 2009 includes 45,087,000 shares of common stock issuable upon the conversion of the Series A-2 Preferred Stock, 1,272,000 unvested restricted shares of common stock and vested options and warrants for 681,000 shares of common stock calculated using the treasury stock method. For the nine months ended September 30, 2009 and 2008, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (000’s omitted):

	September 30,
	2009	2008
Series A-2 Preferred Stock	45,087	—
Warrants	3,464	22,875
Options	4,955	4,591
Unvested restricted stock	1,272	960
Senior Secured Notes	—	24,052
Series C Convertible Preferred Stock	—	4,748
	54,778	57,226

Note 9 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our Senior Secured Notes in private placements to private investors. The September 2007 private placement also included several officers and directors of the Company (“Insider Purchasers”).  In November 2008, the holders of $10,802,000 of the Senior Secured Notes, including the Insider Purchasers, exchanged them for 2,701 shares of Series A Preferred Stock.  Activity for the Senior Secured Notes and Senior Secured Notes discount during the nine months ended September 30, 2009 and as of December 31, 2008 and September 30, 2009 was as follows (in thousands):
	December 31, 2008	2009 Activity	2009 Private Placements Entries, Net	September 30, 2009
Principal of Senior Secured Notes:
2006 Private Placements	$1,500	$—	$(1,500)	$—
Senior Secured Notes issued as payment for interest	222	55	(277)	—
	1,722	55	(1,777)	—
Discount:
Series A-3 warrants	(260)	—	260	—
	(260)	—	260	—
Accretion of discount	20	23	(43)	—
	(240)	23	217	—
Senior Secured Notes, net of discount	$1,482	$78	$(1,560)	$—

During the nine and three months ended September 30, 2009, the accretion of discount was $23,000 and $0, respectively.  During the nine and three months ended September 30, 2008, the accretion of discount was $2,158,000 and $822,000, respectively.

Financing Costs

In the 2008 Private Placements the remaining unamortized financing costs were charged to the extinguishment of debt.  During the nine and three months ended September 30, 2008 the amortization of financing costs, using the effective interest method over the term of the financing, was $368,000 and $130,000, respectively.

Note 10 - Interest Expense

The components of interest expense for the nine and three months ended September 30, 2009 and 2008 are presented below (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest for sales and use taxes and regulatory fees	$100	$131	$34	$40
Interest on Senior Secured Notes	57	1,013	—	389
Accretion of discount on Senior Secured Notes	23	2,047	—	778
Interest on capital lease	35	62	9	18
Other interest expense	58	26	17	12
Accretion of discount on Senior Secured Notes, Insider Purchasers	—	111	—	44
Interest on Senior Secured Notes, Insider Purchasers	—	35	—	12
	$273	$3,425	$60	$1,293

 Note 11 - Derivative Liabilities

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

The Company adopted ASC Topic 815 effective January 1, 2009. The adoption of ASC Topic 815’s requirements can affect the accounting for warrants and many convertible instruments with Down-round provisions. For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that all of the outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock. The Company determined that ASC Topic 815 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a Down-round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

In accordance with ASC Topic 815, the Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $23,551,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of ASC Topic 815 and the amounts recognized in the consolidated balance sheet upon the initial application of ASC Topic 815. The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC Topic 815 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC Topic 815 had been applied from the issuance date of the instruments. In the August 2009 Exchange the need to account for a derivative liability was eliminated.  On August 11, 2009, the date of the August 2009 Exchange, the Company measured the fair value of these instruments, and recorded a $1,157,000 charge to the statement of operations for the nine months ended September 30, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

During the nine and three months ended September 30, 2009, an increase of $1,848,000 and $1,157,000 in the fair value of the derivative liabilities was recorded in other income and expense, respectively.  During the nine and three months ended September 30, 2008, a decrease of $153,000 and $211,000 in the fair value of the derivative liabilities was recorded in other income and expense, respectively.

As part of the August 2009 Warrant and Preferred Stock Exchange, all 40,912,000 of the $0.40 Warrants to acquire shares of common stock were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the Down-round provisions and the need to account for a derivative liability for these warrants.  Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.  The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at September 30, 2009

Activity for derivative liabilities during the nine months ended September 30, 2009 and as of December 31, 2008 and September 30, 2009 was as follows (in thousands):

	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase in Fair Value	Elimination of Derivative Liability	September 30, 2009
Derivative financial instrument – warrants	$—	$2,546	$281	$1,797	$(4,624)	$—
Derivative financial instrument – warrants – insider purchasers	—	76	—	51	(127)	—
	$—	$2,622	$281	$1,848	$(4,751)	$—

Note 12 – Fair Value Disclosures

The Company measures fair value as required by the ASC topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at September 30, 2009 were as follows (in thousands):

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the three months ended September 30, 2009	Increases (decreases) during the nine months ended September 30, 2009
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$1,157	$1,848

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Increases (decreases) during the nine months ended September 30, 2009
Liabilities:
Balance as of January 1, 2009	$2,622
Initial measurement of warrants issued in the period	281
Elimination of derivative liability	(4,751)
Increase in fair value of derivative liability of warrants	1,848
Balance as of September 30, 2009	$—

The method for calculating the fair value of each option group is the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants and fair value in thousands):

	Original Value	December 31, 2008	March 16, 2009	August 11, 2009
Number of warrants	40,917	40,917	3,344	44,262
Exercise price	$0.97	$0.54	$0.40	$0.53
Risk free interest rate	3.3%	0.7%	1.0%	0.7%
Expected warrant lives in years	5.0	1.9	1.8	1.3
Expected volatility	102.7%	132.3%	139.0%	143.3%
Expected dividend yields	None	None	None	None
Fair value per share	$0.64	$0.06	$0.08	$0.11
Common stock price	$0.83	$0.15	$0.17	$0.23
Fair value of warrants	$26,173	$2,622	$281	$4,763

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the nine months ended September 30, 2009 were as follows (in thousands):
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

Note 13 – Employment Agreements

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

The following is a summary of the activity for the period ending, and as of, September 30, 2009, for costs for Mr. Brandofino and two members of the Board of Directors who resigned in March 2009 (in thousands):

Severance pay plus payroll taxes	$300
Restricted stock award and extension of exercise period for vested options	57
Other benefits and costs	36
393
Less:
Amounts paid or vested	(229)
Reduction in severance amounts	(75)
Accrual as of September 30, 2009	$89

Note 14 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 7,500 shares of Series A-2 Preferred Stock authorized, of which 4,509 shares are issued and outstanding as of September 30, 2009, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued.  We still have 7,500 shares of Series A Preferred Stock currently authorized, none of which are outstanding, but we expect to file a Certificate of Elimination with the Delaware Secretary of State eliminating this class of stock.  We have no other classes of preferred stock.  Only the Series A-2 Preferred Stock is outstanding as of September 30, 2009.

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

The following is a summary of the activity for the Company’s preferred stock during the nine months ended September 30, 2009 and as of December 31, 2008 and September 30, 2009 (in thousands except preferred stock shares):

	Series A as of December 31, 2008 Note A	2009 Private Placement	Series A & A-1 Exchange Note B	Series A-1 & A-2 Exchange Note C	Series A-2 as of September 30, 2009
Shares of Preferred Stock:
Investors	3,675	719	—	—	4,394
Insider Purchasers	115	—	—	—	115
	3,790	719	—	—	4,509
Book Value:
Investors	$11,226	$2,637	$1,934	$(1,886)	$13,911
Insider Purchasers	348	—	65	(49)	364
	$11,574	$2,637	$1,999	$(1,935)	$14,275

Liquidation Value:
Investors	$27,560	$5,392	$—	—	$32,952
Insider Purchasers	863	—	—	—	863
	$28,423	$5,392	$—	—	$33,815

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

Note C – In the August 2009 Exchange all shares of Series A-1 Preferred Stock were exchanged for an equal amount of shares of Series A-2 Preferred Stock.  The resulting $1,935,000 gain on the redemption of the Series A-1 Preferred Stock was credited to Additional Paid in Capital.

The Company adopted ASC Topic 815 effective January 1, 2009. The adoption of ASC Topic 815’s requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new convertible instruments that have a lower exercise price. We evaluated whether our convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that ASC Topic 815 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 15 - Commitments and Contingencies

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

Note 16 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  For the nine and three months ended September 30, 2009 14.7% and 15.3%, respectively, of revenues were derived from a major customer. For the comparable periods in 2008 there were no major customers. Accounts receivable from this major customer represented 14.8% of total accounts receivable as of September 30, 2009. The loss of this customer would have an adverse affect on the Company’s operations.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine months ended September 30, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Commission as an exhibit to Form 10-K on March 31, 2009.

Results of Operations

The following table sets forth for the nine and three months ended September 30, 2009 and 2008; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue:

	(Unaudited) Nine Months Ended September 30,		(Unaudited) Three Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.0	58.0	50.8	59.8
Gross margin	49.0	42.0	49.2	40.2

Operating expenses:
Sales and marketing	13.3	14.6	12.1	13.4
General and administrative	39.7	35.4	35.0	37.4
Total operating expenses	53.0	50.0	47.1	50.8
(Loss) income from operations	(4.0)	(8.0)	2.1	(10.6)
Interest and other expense (income):
Interest expense, including 0.0%, 0.6%, 0.0% and 0.7% respectively, for Insider Purchasers	1.3	18.4	0.9	21.3
Loss on extinguishment of debt	1.3	—	—	—
Interest income	—	(0.1)	—	—
Increase (decrease) in fair value of derivative financial instruments	9.3	(0.8)	17.7	(3.5)
Amortization of deferred financing costs, including 0.2% and 0.2% respectively, for Insider Purchasers	—	2.0	—	2.1
Total interest and other expense, net	11.9	19.5	18.6	19.9
Net loss	(15.9)	(27.5)	(16.5)	(30.5)
Gain (loss) on redemption of preferred stock	(0.3)	—	29.6	—
Net loss attributable to common stockholders	(16.2)%	(27.5)%	13.1%	(30.5)%

Nine Months Ended September 30, 2009 (the “2009 period”) Compared to Nine Months Ended September 30, 2008 (the “2008 period”).

Revenue - Revenue increased $1,371,000, or 7.4%, in the 2009 period to $19,928,000 from $18,557,000 in the 2008 period.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (Note A)	$14,803	$12,923	$1,880	14.6%
Non-subscription revenue
Bridging (Note B)	3,366	2,948	418	14.2%
Special events and professional services	689	528	161	30.5%
	18,858	16,399	2,459	15.0%
Non-core revenue:
Integration services for a broadcast customer (Note C)	63	350	(287)	(82.0%)
ISDN resale revenue (Note D)	1,007	1,808	(801)	(44.3%)
	1,070	2,158	(1,088)	(50.4%)
Total revenue	$19,928	$18,557	$1,371	7.4%

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

Note D - We continue to consider alternatives with respect to our ISDN resale business, including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the nine months ended September 30, 2009, 38.0% of our resold ISDN revenues, or $383,000, were from Tandberg, which was 1.9% of our total gross revenues.  A year earlier, for the nine months ended September 30, 2008, 42.9% of our resold ISDN revenues, or $776,000 of our resold ISDN revenues were from Tandberg, which was 4.2% of our total gross revenues during that period.  Tandberg continues the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we have seen, and expect to continue to see, our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2009 period decreased $600,000, or 5.6%, to $10,157,000 from $10,757,000 in the 2008 period.  The components of cost of revenues and their percentage of revenues for the nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Increase (Decrease)	% Change
Telecommunication carrier charges	$6,994	35.1%	$7,442	40.1%	$(448)	(6.0%)
Sales taxes and regulatory fees	1,340	6.7%	1,349	7.3%	(9)	(0.7%)
Salaries and benefits	940	4.7%	708	3.8%	232	32.8%
Depreciation	573	2.9%	709	3.8%	(136)	(19.2%)
General overhead costs	265	1.4%	241	1.3%	24	10.0%
Integration costs	45	0.2%	308	1.7%	(263)	(85.4%)
	$10,157	51.0%	$10,757	58.0%	$(600)	(5.6%)

Gross margin - Gross margin for the 2009 period increased by $1,971,000, or 25.3%, to $9,771,000 from $7,800,000 in the 2008 period. The gross margin improvement is primarily related to the increases in higher margin VNOC revenues and reductions in our low margin ISDN resale revenues.  Our cost of revenues were positively affected by reductions in telecommunication carrier charges, depreciation and integration charges.  These improvements were partially offset by an increase in salaries and benefits.  Our gross margin increased to 49.0% in the 2009 period from 42.0% in the 2008 period.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent periods.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, decreased by $61,000, or 2.2%, in the 2009 period to $2,656,000 from $2,717,000 in the 2008 period.  The primary components of the decrease were reductions of $100,000 for advertising expenses, $87,000 for travel and entertainment expenses and $35,000 for other sales expenses, partially offset by a $161,000 increase in salaries, benefits and agent commissions.  Sales and marketing expense, as a percentage of revenue, was 13.3% for the 2009 period and 14.6% for the 2008 period.

General and administrative - General and administrative expenses increased by $1,333,000, or 20.3% in the 2009 period to $7,898,000 from $6,565,000 in the 2008 period.  The primary components of this increase were $1,279,000 in salaries, benefits and contract employee costs incurred in connection with staffing and growth costs driven by new contracts. Further were costs associated with expansion of our 24/7 VNOC Support Services staffing and $317,000 of onetime costs accrued in connection with the resignation of Mr. Brandofino and two members of the Board of Directors and $106,000 for bad debts.  These increases were partially reduced by a decrease of $128,000 for sales taxes and regulatory fee accruals, $98,000 for consulting fees, $79,000 for travel and entertainment and $58,000 for professional fees. General and administrative expenses as a percentage of revenue were 39.7% in the 2009 period and 35.4% in the 2008 period.

Loss from operations - Loss from operations decreased by $699,000, or 47.2%, to $783,000 in the 2009 period from $1,482,000 in the 2008 period.  This decreased loss from operations was primarily attributable to the increased gross margin partially offset by increased general and administrative expenses which included onetime charges relating to separation costs and costs associated with expansion of our 24/7 VNOC Support Services explained further above.

Other expense (income) - Other expense in the 2009 period of $2,375,000 principally reflects $1,848,000 for an increase in the fair value of derivative financial instruments, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $273,000.

Other expense in the 2008 period of $3,621,000 principally reflects interest expense of $3,425,000 which is comprised of $2,158,000 for the accretion of the discount related to the Senior Secured Notes, $1,048,000 of accrued interest expense related to the Senior Secured Notes, $128,000 of interest related to sales and use taxes and regulatory fees and $91,000 of other interest and a $153,000 net decrease in fair value of derivative financial instruments.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $368,000.  Those expenses are partially offset by $19,000 of interest income.

Income taxes - As a result of our losses we recorded no provision for incomes taxes in the nine months ended September 30, 2009 and 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carry forwards.

Net loss - Net loss decreased by $1,945,000, or 38.1%, to $3,158,000 in the 2009 period from $5,103,000 in the 2008 period.  This decreased net loss was primarily attributable to a $3,152,000 decrease in interest expense and the $1,971,000 increase in the gross margin partially offset by the $1,333,000 increase in general and administrative expenses and $2,001,000 increase in the fair value for derivative financial instruments.

Loss on redemption of preferred stock – Our loss of $64,000 in the redemption of Preferred Stock is comprised of the Preferred Stock Exchange in March 2009 in which we recognized a loss for the $1,999,000 excess of Series A-1 Preferred Stock Fair Value over the Series A Preferred Stock Carrying Amount in the 2009 period and in the Preferred Stock Exchange in August 2009 we recognized a gain for the $1,935,000 excess  of Series A-1 Preferred Stock Carrying Amount over the Series A-2 Preferred Stock Fair Value in the 2009 period.

Net loss attributable to common stockholders - Net loss attributable to common stockholders decreased by $1,881,000, or 36.9% in the 2009 period to $3,222,000, or $0.07 per basic and diluted share, from a net loss attributable to common stockholders of $5,103,000, or $0.11 per basic and diluted share, in the 2008 period.

Three Months Ended September 30, 2009 (the “2009 quarter”) Compared to Three Months Ended September 30, 2008 (the “2008 quarter”).

Revenue - Revenue increased $475,000, or 7.8%, in the 2009 quarter to $6,541,000 from $6,066,000 in the 2008 quarter.  We have separated our revenue into Core Revenue and Non-core Revenue.

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
Revenue
Core revenue:
Subscription and related revenue (Note A)	$5,033	$4,332	$701	16.2%
Non-subscription revenue
Bridging (Note B)	1,023	891	132	14.8%
Special events and professional services	199	186	13	7.0%
	6,255	5,409	846	15.7%
Non-core revenue:
Integration services for a broadcast customer (Note C)	—	101	(101)	(100.0%)
ISDN resale revenue (Note D)	286	556	(270)	(48.6%)
	286	657	(371)	(56.5%)
Total revenue	$6,541	$6,066	$475	7.8%

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

Note D - We continue to consider alternatives with respect to our ISDN resale business, including whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the three months ended September 30, 2009 40.9% of our resold ISDN revenues, or $117,000, were from Tandberg, which was 1.8% of our total gross revenues.  A year earlier, for the three months ended September 30, 2008, 46.8% of our resold ISDN revenues, or $260,000 of our resold ISDN revenues were from Tandberg, which was 4.3% of our total gross revenues during that period.  Tandberg continues the process of transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months. Because this revenue is our lowest margin revenue, however, we have seen, and expect to continue to see, our overall gross margin percentage to increase once we lose this gross revenue.

Cost of revenue - Cost of revenue for the 2009 quarter decreased $309,000, or 8.5%, to $3,321,000 from $3,630,000 in the 2008 quarter.  The components of cost of revenues and their percentage of revenues for the three months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Increase (Decrease)	% Change
Telecommunication carrier charges	$2,311	34.1%	$2,550	42.0%	$(239)	(9.4%)
Sales taxes and regulatory fees	441	6.6%	456	7.5%	(15)	(3.3%)
Salaries and benefits	307	4.4%	244	4.0%	63	25.8%
Depreciation	176	2.8%	228	3.8%	(52)	(22.8%)
General overhead costs	86	1.4%	93	1.5%	(7)	(7.5%)
Integration costs	—	—	59	1.0%	(59)	(100.0%)
	$3,321	49.3%	$3,630	59.8%	$(309)	(8.5%)

Gross margin - Gross margin for the 2009 quarter increased by $784,000, or 32.2%, to $3,220,000 from $2,436,000 in the 2008 quarter.  The gross margin improvement is primarily related to the increases in higher margin VNOC revenues, reductions in our low margin ISDN resale revenues.  Our cost of revenues were positively affected by reductions in telecommunication carrier charges, depreciation and integration charges.  These improvements were partially offset by an increase in salaries and benefits. Our gross margin increased to 49.2% in the 2009 quarter from 40.2% in the 2008 quarter.  The rate of increase in our gross margin percentage is not indicative of results expected to be achieved in subsequent quarters.

Sales and marketing - Sales and marketing expenses, which include sales salaries, commissions, overhead and marketing costs, decreased by $20,000, or 2.5%, in the 2009 quarter to $791,000 from $811,000 in the 2008 quarter.  The primary components of the decrease were reductions of $12,000 for advertising expenses and $32,000 for travel and entertainment expenses, partially offset by a $26,000 increase in salaries, benefits and agent commissions.  Sales and marketing expense, as a percentage of revenue, was 12.1% for the 2009 quarter and 13.4% for the 2008 quarter.

General and administrative - General and administrative expenses increased by $22,000, or 1.0% in the 2009 quarter to $2,291,000 from $2,269,000 in the 2008 period.  The primary components of this increase were $261,000 in salaries, benefits and contract employee costs incurred in connection staffing and growth costs driven by new contracts. Further were costs associated with expansion of our 24/7 VNOC Support Services staffing.  These increases were partially reduced by a decrease of $136,000 in sales taxes and regulatory fee accruals and $74,000 in professional fees and $32,000 for consulting expense. General and administrative expenses as a percentage of revenue were 35.0% in the 2009 quarter and 37.4% in the 2008 quarter.

Income from operations - Income from operations increased by $782,000, or 121.4%, to income from operations of $138,000 in the 2009 quarter from a loss from operations of $644,000 in the 2008 quarter.  This increased income from operations was primarily attributable to the $784,000 increase in the gross margin to 49.2% from 41.8% with no increase in sales, marketing and general and administrative expense.

Other expense (income) - Other expense in the 2009 quarter of $1,217,000 principally reflects $1,157,000 for an increase in the fair value of derivative financial instruments and interest expense of $60,000.

Other expense in the 2008 quarter of $1,209,000 principally reflects interest expense of $1,293,000 which is comprised of $822,000 for the accretion of the discount related to the Senior Secured Notes, $401,000 of accrued interest expense related to the Senior Secured Notes, $38,000 of interest related to sales and use taxes and regulatory fees and $32,000 of other interest.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $130,000.  Those expenses are partially offset by a $211,000 net decrease in fair value of derivative financial instruments and $3,000 of interest income.

Income taxes - As a result of our losses for the nine months ended September 30, 2009 we recorded no provision for incomes taxes in the three months ended September 30, 2009.  As a result of our losses we recorded no provision for incomes taxes in the three months ended September 30, 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carry forwards.

Net loss - Net loss decreased by $774,000, or 41.8%, to $1,079,000 in the 2009 quarter from $1,853,000 in the 2008 quarter.  This decreased net loss was primarily attributable to the $784,000 increase in gross margin.

Gain on redemption of preferred stock – As a result of the Preferred Stock Exchange in August 2009 we recognized a gain for the $1,935,000 excess of Series A-1 Preferred Stock Carrying Amount over the Series A-2 Preferred Stock Fair Value in the 2009 quarter.

Net income attributable to common stockholders - Net income attributable to common stockholders increased by $2,709,000, or 146.2% in the 2009 quarter to $856,000, or $0.02 per basic share and $0.01 per diluted share, from a net loss attributable to common stockholders of $1,853,000, or $0.04 per basic and diluted share, in the 2008 quarter.  See preceding paragraph for a discussion of the causes of the improvement.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have incurred recurring operating losses and negative operating cash flows since our inception including a net loss attributable to common stockholders of $3,222,000 for the nine months ended September 30, 2009.  At September 30, 2009, we had cash and cash equivalents of $1,124,000, a working capital deficit of $4,355,000 and an accumulated deficit of $165,016,000.  We raised capital in private placements and have amended the terms of the Preferred Stock to eliminate dividends until January 2013, but continue to sustain losses and negative operating cash flows.  Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern.  Assuming we are able to negotiate favorable terms with the authorities regarding our sales and use taxes and we are not adversely affected by the current economic conditions, we believe that our available capital as of September 30, 2009 will enable us to continue as a going concern through September 30, 2010.  There are no assurances that we will be able to raise additional capital as needed upon acceptable terms, nor that the current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Net cash provided by operating activities was $345,000 for the 2009 period.  The primary components of the generation of funds were $394,000 from the net loss excluding non-cash charges and a $256,000 increase in accounts payable, accrued expenses, and sales taxes and regulatory fees partially offset by a $202,000 decrease in customer deposits and deferred revenue and a $109,000 increase in prepaid expenses and other current assets.

Cash used in investing activities in the 2009 period for the purchase of property, equipment and leasehold improvements was $1,004,000. We anticipate capital expenditures in 2009 to be at a similar level as 2008.

Cash provided by financing activities in the 2009 period was comprised of $1,800,000 received from the sale of our preferred stock and $8,000 received from the exercise of stock options, partially offset by our purchase of $750,000 of our Senior Secured Notes, $384,000 of costs related to the 2009 Private Placement and August 2009 Exchange and $118,000 of principal payments for a capital lease.

During the period ended September 30, 2009, there were no material changes in our contractual obligations.

Elimination of Dividends until January 2013 and Warrant Exchange

On August 11, 2009, the Company entered into a transaction that resulted in the Company eliminating dividends on its convertible preferred stock until January 1, 2013 and the Company issuing 17,372,000 shares of common stock in exchange for warrants to acquire 40,912,000 shares of common stock with an exercise price of $0.40.

In order to eliminate dividends on its convertible preferred stock until January 1, 2013, a new Series A-2 Preferred Stock was created and all of the outstanding shares the Company’s Series A-1 Preferred Stock were exchanged on a one-for-one basis.  The holders of the Company’s Series A-1 Preferred Stock (i) consented to the creation of the Series A-2 Preferred Stock and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock.

The holders of the Exchanged Warrants were issued one share of common stock for Exchanged Warrants to acquire 2.25 shares of common stock, rounding to the nearest whole share. As a result, 17,372,000 shares of common stock were issued in exchange for warrants to acquire 39,087,916 shares of common stock.

As part of the August 2009 Warrant and Preferred Stock Exchange, all 40,912,000 of the $0.40 Warrants to acquire shares of common stock were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the Down-round provisions and the need to account for a derivative liability for these warrants.  Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.  The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at September 30, 2009.

The Company agreed to register the shares of common stock issued pursuant to the exchange of the Exchanged Warrants or issued upon conversion of the Series A-2 Preferred Stock to the extent such shares of common stock could not be resold pursuant to Rule 144 promulgated pursuant the Securities Act of 1933, as amended.

Burnham Hill Partners LLC acted as financial advisor and was paid a fee of $75,000, $50,000 of which was paid at the closing and the balance to be paid on terms mutually acceptable to the parties.

As of September 30, 2009, the Company’s outstanding capital consisted of 64,977,000 shares of common stock, 4,509 shares of Series A-2 Convertible Preferred Stock (which are convertible into 45,087,000 shares of common stock at $0.75), warrants and options.  The remaining warrants outstanding include (i) warrants to acquire 1,640,000 shares at an exercise price of $1.61, which expire on March 14, 2010 and (ii) warrants to acquire 1,824,000 shares at an exercise price of $0.40, which expire on November 25, 2013.  The options outstanding include (i) options to acquire 166,000 shares at an exercise price of $1.59, which expire on November 24, 2009 and (ii) the remaining options to acquire 4,789,000 shares at an average exercise price of $0.90.

Commitments and Contingencies

During the nine months ended September 30, 2009, there were no other items except as shown below that significantly impacted our commitments and contingencies as discussed in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to Form 10-K on March 31, 2009.  The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods (in thousands).

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$304	$165	$139	$—	$—
Capital lease obligations	122	122	—	—	—
Commercial commitments	299	299	—	—	—
Total	$725	$586	$139	$—	$—

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        None.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Co-Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOWPOINT, INC. Registrant

Date: November 10, 2009	By: /s/ Joseph Laezza
Joseph Laezza, Co-Chief Executive Officer (principal executive officer)

Date: November 10, 2009	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)