Form 10-K
period 2009-12-31
GLOWPOINT INC
filed 2010-03-31
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $15,078,000.

The number of shares of the Registrant’s common stock outstanding as of March 26, 2010 was approximately 65,150,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a carrier-grade provider of managed services for telepresence and video conferencing.  Our suite of robust managed services empower organizations to seamlessly and consistently communicate via video over any network and with any video technology platform, enabling them to sharply boost the impact and productivity of their internal and external communications while at the same time reduce their on-going operating costs and total cost of ownership.  Glowpoint supports thousands of video endpoints in more than 35 countries and our managed video and global business-to-business (B2B) exchange services are driving video collaboration for Fortune® 500 companies, governmental and educational institutions, and media and entertainment broadcasters. Glowpoint also provides resale and wholesale programs, including private-labeled (branded) resale options for manufacturers, carriers, unified communications providers, and integrators seeking to offer this service as a value-add to their collaboration and communications offerings.

Glowpoint’s core service offerings include video operations (VNOC) managed service, business-to-business exchange, video conferencing services, and professional services.

•	Glowpoint’s VNOC managed services provide a single point of contact for monitoring, scheduling, and the support and management of telepresence rooms and traditional conference rooms.

•
Glowpoint’s Telepresence interExchange Network (TEN) provides secure B2B calling between subscribed video endpoints. TEN is hosted in our service cloud, and is a suite of services and applications designed to overcome the challenges of using video communications outside of a company's private IP network, including the challenges associated with interconnectivity and interoperability. Our services are primarily sold on a monthly recurring contracted basis.

•
Glowpoint’s conferencing services offer scalable, pre-scheduled and “ad-hoc” conferencing resources to clients with Glowpoint’s hosted infrastructure in the Cloud. In addition to connecting in virtually any device to a call, our conference producers can manage, record, and stream video events to the web, video event based services.

•
Glowpoint’s professional services provide a compliment to our core managed service offerings and may be applied toward a branding program or even a video deployment evaluation by an enterprise. Today, Glowpoint has branded its video services for Polycom, the world’s leading video equipment manufacturer, for AVI-SPL, one of the largest integrators in the world, for a global telecommunications carrier, and for a host of others who offer Glowpoint’s managed services to their client base.

Glowpoint’s services are accessible globally and enable two-way interactive video communications through our “in the cloud” service support and hosted infrastructure.  Glowpoint’s service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into the Glowpoint service cloud to gain access to video infrastructure, systems, applications, and unmatched video expertise.  In this regard, our services are analogous to the “software as a service” industry or other cloud-based services, such as salesforce.com or rackspace.com.

A critical differentiator of Glowpoint is that our solutions are hardware agnostic (e.g., the video equipment may be manufactured by Cisco, Polycom, Tandberg, or Life Size) and network neutral (i.e., connectivity may be via native Internet or network provided by AT&T, Verizon, TATA Communications, British Telecom, or others), supporting all recognized video standards across any IP network. As such, regardless of the video conferencing or telepresence equipment purchased or the network connecting it, Glowpoint’s services may be applied.

    Glowpoint’s core value proposition for customers includes driving wide adoption and usage of video communications, increasing their return on investment, lowering their total cost of ownership, and providing access to expertise and skills not available elsewhere.  Glowpoint provides an alternative to capital intensive, premise-based infrastructure, which customers typically have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of the video communications throughout their business.  Glowpoint has become the recognized leader of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enabling organizations to drive wide adoption.

Glowpoint’s service cloud is hosted in carrier neutral facilities across the globe, also referred to as access points of presence (POPs). These access POPs are all connected with the Glowpoint network, which is a multiple protocol layer switching (MPLS) QoS network dedicated to high-quality two-way video transport. The Glowpoint network, which was built and managed internally, is exclusively dedicated to IP-based video communications. It was designed to optimize the performance and routing of video and audio packets in order to ensure broadcast quality images with telephony-like reliability, scalable features and ease-of-use. Because of the commoditized nature of network services and the investment that would be required by today’s high-bandwidth telepresence uses, we have de-emphasized our managed network service offering to focus more on the managed services and B2B exchange offerings.  Our previously referenced managed network service is now principally a means for clients to access our service cloud and TEN. Customers can access the Glowpoint service cloud and TEN exchange in one of four ways: (i) via public networks, such as the native Internet or public switched telephone network (PSTN); (ii) via private network peering; (iii) via existing network provider peering; or (iv) via an overlay network provided and managed by Glowpoint.  A unique feature of TEN is its sophisticated call control infrastructure and configuration, along with its patent-pending call control capabilities (see “Intellectual Property” below). This design enables customers to seamlessly connect to nearly any video communications user in the world, whether on ISDN, the Internet, or their own private network, virtually eliminating the historical challenge where videoconferencing users traditionally could only communicate to others on the same hardware and network service.

Glowpoint’s services have been in production and commercially available since late 2000 and have evolved to support the next generation of telepresence and high definition video. From 2000 to 2003, we were a division of Wire One Technologies Inc. (“Wire One”), a reseller of videoconferencing equipment that was formed in May 2000 by the merger of All Communications Corporation and View Tech, Inc.  After steady growth of the IP-based video service business through early 2003, we determined that separating the Glowpoint managed video services business from the Wire One equipment reselling business could create larger distribution channels for Glowpoint, allow for more aggressive product development, and provide us with the opportunity to develop business relationships based solely on the objective of expanding our video service product offering and increasing the size of our customer base.  In September 2003, we completed the sale of the equipment business and officially changed our name from Wire One to Glowpoint in order to focus solely on growing Glowpoint’s video communications solutions. Since 2003, we have been exclusively focused on making video communications as reliable and as easy to use as the telephone and have redefined the two-way video communications marketplace.

Glowpoint is a respected leading managed service provider. Our track record and quality-of-service has earned us various awards and credits. We have been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality and innovation. Our industry awards include: 2009 Excellence in Globalization Award (Frost and Sullivan); 2009 Top Ten Managed Service Provider (MSP mentor); 2009 Best US Managed Conferencing Services Provider (Telepresence and Videoconferencing Insight Newsletter); PACE Award for contributions to the advancement of video communications (Telespan 2008); Best US Managed Video Service Provider (VC Insight, 2008, 2007 and 2006); and Growth Company of the Year, Finalist (New Jersey Technology Council, 2007).  We are also widely followed and discussed in market research by the leading industry and research analysts, such as Gartner, IDC, Frost and Sullivan, and Wainhouse Research.

As the video conferencing, telepresence, and unified communications industries continue to mature, Glowpoint believes it has established itself as the “go-to” provider for organizations and other service providers to support their unified communication needs.

Industry Overview. The video communications industry continues to transform and mature. When Glowpoint was initially launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to capitalize on that by offering a high-quality, IP-based, reliable service. Today, video communications, especially in the form of telepresence, is becoming a more mainstream, mission critical technology. “Telepresence” provides an experience that represents what Glowpoint has been providing since soon after its launch in 2000 --  high quality, easy to use video communications where the technology does not interfere with the purpose of the meeting. The most popular representation of telepresence is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so that participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by Cisco Systems and others, and consolidation of some traditional videoconferencing equipment manufacturers (e.g., Cisco’s announced acquisition Tandberg and Logitech’s acquisition of Life Size Communications) have, we believe, validated our business plan and brought new life and interest to the video communications industry.

Currently, we view the video communications industry segregated into four categories, each of which is a potential partner and/or customer for Glowpoint’s managed video services:

•	Videoconferencing and Telepresence Equipment Manufacturers;
•	Carriers (Network Providers);
•	Managed Service/Conferencing Services Providers (Multi-Point Conference Services); and
•	System Integrators and Video and Telepresence Equipment Resellers.

Videoconferencing and Telepresence Equipment Manufacturers. Manufacturers of videoconferencing and telepresence equipment focus on selling video endpoint, room, and infrastructure equipment. With the introduction of HD and telepresence, the manufacturers are recognizing that, as part of offering these more complex solutions, there is increased demand from customers for them to also provide managed services so video usage programs inside enterprises may be successful. As such, they recognize the need to partner with experienced service providers, like Glowpoint, who make it seamless for customers to buy and use the manufacturer’s products.  Glowpoint’s managed services provide purchasers of this equipment, especially expensive telepresence systems, the knowledge that their video conferences and telepresence rooms will be managed reliably, maximizing the customer’s use (and return on investment) of the expensive equipment.

Carriers (Network Providers). Carriers, or network providers, play a critical role in video communications because of the need to transport video calls over high-quality IP bandwidth. Historically, ISDN services were the primary means of transport provided by major carriers around the world. According to some estimates, there may be 500,000 or more videoconferencing systems globally that still use ISDN. With the emergence of more robust, scalable, and sophisticated IP network capabilities for videoconferencing and telepresence, the network providers are now aggressively offering services that include intelligent virtual private networks (VPNs) on which customers may support data, voice and video applications simultaneously. This is often referred to as a "converged network" or "convergence".  Recently, more IP-based video communications applications and managed services have emerged as an integral part of converged network offerings. Although in its infancy, we believe that trend will continue as the demand and requirements for video communications continue to grow.  Glowpoint services and hosted infrastructure are accessible across any provider’s network. So, carriers can be a trusted and comprehensive provider for their video communications customers by partnering and peering with Glowpoint, offering the Glowpoint service cloud as part of their network service offerings.  This strategy has the added benefit of increasing the demand for network bandwidth, thereby increasing the carrier’s network sale.

Managed Service/Conferencing Services Providers. A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multi-point conferencing (bringing multiple locations into one video call). These service providers are heavily dependent on legacy ISDN as the network transport for these multi-point conferences – we understand as much as 80-90% of their multi-point revenue is derived from ISDN. Glowpoint, on the other hand, offers both multi-point conferencing services as well as a full range of managed video services that are primarily IP-based. IP-based services offer more flexibility, higher quality and, because there are no long distance usage charges, at lower and more predictable costs.

Video and Telepresence Equipment Resellers and Systems Integrators. Video and telepresence equipment resellers and systems integrators, who typically derive nearly all their revenue from one-time equipment and integration services, are facing growing margin pressures as well as increased competition related to videoconferencing equipment sales. We believe they may need to transform their business models, possibly to generate recurring revenue.  To do so, these providers may attempt to either reproduce the features, experience and services provided by Glowpoint or to become a reseller or wholesale partner of Glowpoint's services themselves. While some videoconferencing equipment resellers have chosen to attempt competing with the Glowpoint offerings, others have chosen to partner with and resell Glowpoint’s services to increase their speed to market and transform their businesses.

Market Need.   The complexity of video communications is increasing, while usage of video is becoming more critical in the mix of unified communications. Many enterprises have become dependent on video communications for increased productivity while also reducing operating costs, and have made it part of their core business practices. These same enterprises have difficulty and incur considerable cost in effectively maintaining and managing their existing video communication deployments because of the shortage of experienced information technology and network personnel. Many enterprises also recognize that supporting video communications inside their organization distracts their core support organization from other critical business applications and requires a different skill set than normal business IT support. As a result, businesses are increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and their video technologies. In fact, isolating and extending the video applications from other business applications and existing communications infrastructure has become an increasingly important capability for larger organizations.  With the rapid advancements in video technologies, it has become increasingly expensive and difficult for enterprises to maintain the infrastructure required to power these technologies. We believe that many customers cannot fully support quality video communications on their existing infrastructure and network. Many businesses are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (e.g., CRM applications, financial applications, e-mail and file transfers) on a common network. We view the network, however, as a means to access video applications and infrastructure. Therefore, we believe a greater market need is to provide access to current and next generation infrastructure across those networks. Glowpoint’s “video in the cloud” approach allows enterprises of all sizes to connect via any network connection to power their video deployments.

The surge in deployment of Voice over IP (VoIP) is an example of a technology that had been technically feasible for years, but did not gain popularity until it was easy to use. Because most companies did not accomplish this on their own, VoIP service providers developed features and services to make VoIP simple to adopt and use.  Now companies can simply “plug” their VoIP networks into the Cloud for these services.

Glowpoint is the service provider with services and features enabling wide adoption of video communications for businesses and their users. We specialize in making video communications easy to use and offer application services largely unavailable from anyone else at this time. Glowpoint’s unique features and services, such as seamless and secure business-to-business video calling, a comprehensive video exchange directory of businesses connected to TEN, ten-digit dialing video phone numbers automatically routed to IP video systems, live on-demand video operator services, video mailboxes, seamless video calling to off-net locations anywhere in the world and other video application services, are available to customers by simply “plugging” their video systems or rooms into the Glowpoint service cloud.

Market Size. According to many industry analysts, the video communications industry is anticipated to grow to billions of dollars annually in the coming years. Gartner Research, for example, predicts the videoconferencing products and services market worldwide – which includes equipment, network and managed services – will reach $8.6 billion by 2013, with the market for services totaling approximately $3.8 billion.* We believe that Glowpoint’s aggregate potential addressable market, which includes end-user customers and industry partners, is significant, though we can give no assurance as to what our market share will be in the coming years.

*Gartner publication date: 28 September 2009 ID Number: G00171041 – Dataquest Insight: Videoconferencing Products and Services Market Forecast, Worldwide, 2007-2013

Glowpoint Services and Features

Glowpoint offers a vast array of managed services and solutions specifically designed to support two-way video communications. Our managed services are delivered and supported via our hosted infrastructure platform and proprietary applications, systems, and processes, along with our expert operations, engineering, and development resources that make up the service teams. Our services can support any of the telepresence and HD solutions on the market today, and are designed to enable enterprises of any size to connect as an extension of their own video environment or as an alternative to building one. We believe our experience, expertise, superior support, video-centric focus, unique features and services, hosted infrastructure and exchange are unrivaled and key differentiators in the industry. We have also been successful in bundling some of our services to offer unique video communication solutions that are market and application specific, such as broadcast/media content acquisition and business-to-business private and public exchange applications.

TEN Connect

Glowpoint’s Telepresence interExchange Network (TEN) resides inside Glowpoint’s service cloud and is made up of infrastructure housed in several global carrier-neutral hardened and redundant facilities that are all connected by a global IP MPLS network. Our TEN connect service provides multiple options to establish connectivity into Glowpoint’s hosted exchange and service infrastructure. For enterprises with private networks, this connection is typically referred to as an “extranet connection” to Glowpoint, which enables connecting endpoint devices and rooms to be part of Glowpoint’s global business-to-business community on TEN and automatically gain access to Glowpoint’s video infrastructure and managed services.  Registration with TEN is established on a per device/per room basis and may be accomplished via four different connection options: (i) via public networks, such as the native Internet or PSTN; (ii) via private network peering; (iii) via existing network provider peering; or (iv) via an overlay network provided and managed by Glowpoint. The following outlines the four connectivity options in more detail:

•
Internet Connect (Public Network) – For non-telepresence video systems and desktop video conferencing, the native Internet is sometimes considered an acceptable means to communicate with others. However, when those users attempt to communicate via the Internet in to or out of a private enterprise, they are almost always blocked because common industry security practices do not allow inbound or outbound video from the Internet. By registering those video endpoints with Glowpoint, however, users will have access to Glowpoint’s hosted video infrastructure, access to Glowpoint’s unique features and services, and make communication from one registered Internet connected endpoint to another registered Internet connected endpoint possible.

•
Enterprise Connect (Private Network Enablement) – In the increasingly popular world of convergence, many enterprises seek to leverage their own networks for video transport, but face challenges when making video calls off of their own network. In these situations, Glowpoint provides them with secure interconnectivity and firewall traversal capabilities that effectively allow them to get off of their private "island of video" and connect to other video endpoints, while taking advantage of all the other Glowpoint services and infrastructure. This secure interconnect gives customers connectivity to Glowpoint’s TEN, permitting B2B calling, access to Glowpoint’s hosted infrastructure, and access to Glowpoint’s unique features and services.

•
Carrier Connect (via existing IP network carrier) – Glowpoint’s exchange is peered with numerous carriers in the world and provides the ability for customers to gain access to TEN through these carriers’ network services. For carriers, the opportunity to enhance their network offering with Glowpoint’s TEN provides them with a value-added service that is increasingly required for an enterprise’s video applications. Today, Glowpoint provides both customer initiated and carrier branded peering to enable access to our award-winning B2B services, hosted infrastructure, and other unique features and services.

•
Overlay Connect – Glowpoint can also provide a dedicated, Quality of Service (QoS), managed IP network video connection directly to each customer site with video endpoints. This managed network service may include “last mile” (or local loop) connectivity, which is the network connection between a TEN access point and the customer’s location.  A Glowpoint managed router is placed on site and then connected to the customer’s video endpoint(s). All video traffic is transported through this dedicated connection, which can be delivered from as little as a 512 kbps connection, over the Glowpoint IP video purposed network that connects the TEN access points of presence globally. All Glowpoint overlay connect customers have access to Glowpoint’s hosted infrastructure, have an automatic connection to TEN, and are equipped with all of Glowpoint’s unique features and services.

Video Operations Services – VNOC (Premier and Select)

Glowpoint is recognized as a video communications expert and industry leader in delivering high quality managed services for any video environment.  We continue to be well positioned to support high-touch, fully managed environments (VNOC Premier offering) as well as self-use support environments (VNOC Select offering). Our global VNOC service offering includes the following:

•
Room Certification; Proactive Monitoring and “Room Sweeps”: Each customer location, such as a telepresence room, is certified by the VNOC to verify the operational capabilities of that room, including video devices, room technology and video infrastructure. Thereafter, the room is proactively monitored with dozens of alarm points to allow the VNOC to identify and fix any technology trouble before users are impacted. In addition to the proactive monitoring, we conduct a “room sweep” using a proprietary application, which is not available from any other managed service provider in the industry today.  Our proactive monitoring and room sweeps ensure that certified rooms remain operational and are ready for the start of every conference.

•
Single Point of Contact: VNOC “at your service” support is a single point of contact accessible via our video concierge service (a branded version of our patented live video operator assistance), which is integrated with a “support” button on the control panel or phone that provides dedicated dial-in access or Web mail/portal access right from the room.  We also provide this support service in multiple common foreign languages (e.g., Spanish, French, German, Japanese and Mandarin).

•
Scheduling: Scheduling with the VNOC service removes any concerns of room management and allows customers to book room resources through all available means, such as a dedicated toll-free number (direct dial for international calls), concierge service through video one touch dialing, and Web portal scheduling tools which are integrated with Microsoft Outlook and Lotus Notes. Confirmation notifications are provided both to requestors and to participants. All scheduling options may be private labeled to match our customer’s attributes (e.g., name, logo and marketing tagline). Glowpoint’s advanced online scheduling tool solves many of the challenges large enterprises encounter with room resource management today.

•
Conference Production and Monitoring: A Glowpoint telepresence conference producer will set up and manage the successful launch and connection of all sites in the telepresence meeting or video call, including point-to-point or multi-point calls. Our VNOC team then continuously supports and monitors all calls, including digitally monitoring connectivity levels by a qualified video producer. Our goal is to ensure that the technology is transparent to our users.

•
Help Desk Support: Our VNOC team provides technical support for all active calls during a meeting. When required, we will coordinate with hardware vendors and integrators to repair or replace any component parts or resolve room integration issues. As the single point of technical support for video solutions, our top priority is resolving endpoint or connectivity issues.

•
Training: We believe that successful use and adoption of video communications requires ease of use, which is in large part a result of knowing how best to use the system. We host training sessions for customers and provide periodic training updates as reasonably requested.

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

Glowpoint’s VNOC services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, or Tandberg Telepresence or HD video solution, for example, may all take advantage of the Glowpoint VNOC solution regardless of their choice of network. Customers purchasing Glowpoint’s managed services also gain access to our service cloud (hosted infrastructure and services), such as on-demand B2B telepresence calls and virtual meeting rooms.

Award-winning Applications for Video

Once connected to the Glowpoint service cloud, or interconnected by virtue of being a VNOC customer, customers gain access to Glowpoint’s award-winning video applications, which continue to offer some of the most unique features available today, including:

•
Video calling plans – Customers can make and receive unlimited calls to video systems on the Glowpoint video network or the public Internet for one fixed monthly price.  Glowpoint customers also receive a dedicated 10-digit “phone number” for each video endpoint, which people are accustomed to dialing and, we believe, facilitates adoption of video communications.

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

•
Unified Call Scheduling and Call Launching – Glowpoint’s unified video call scheduling service is provided by our proprietary web-based portal, which can be synchronized with an enterprise resource scheduler, such at Microsoft Outlook or Lotus Notes, or through a live reservationist via telephone or email. Glowpoint also provides a call launching service, thereby guaranteeing the successful start of scheduled video conferences. Prior to the start of a scheduled conference, skilled Glowpoint conference producers or Glowpoint’s proprietary systems call each video endpoint to ensure that it is properly connected for the call.

•
“000” Live Video Operator Assistance – With our patented live video operator support, customers obtain live, face-to-face assistance simply by dialing “000” from any Glowpoint registered endpoint. Video operators can help callers with general questions about their service and can provide them the dialing information they need to process calls.

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

These proprietary features and services, many of which are the subject of patented and patent-pending technology (see “Intellectual Property” below), were developed by Glowpoint over many years of focusing exclusively on video communications. Glowpoint customers also have access to video communications support and expertise that is unmatched in experience and skills. Our VNOC provides solutions and support for the physical network as well as the video experience and unique programs that businesses may support with video. We are our customers’ video communications partner and provide support to ensure a high-quality, easy-to-use and reliable video experience.

Managed Conferencing Services

Glowpoint’s managed conferencing services include scheduled and on-demand multi-point video conferencing, event management and web streaming.

•
Managed Video Conferencing – Managed multi-point conferencing services enable customers to utilize Glowpoint’s Multi-point Control Units (MCUs, which are also known as “bridges”) in order to facilitate video conference meetings with more than two locations at the same time. Glowpoint has the ability to support both ISDN and IP for multi-conference events with enough capacity to support over 500 participating locations at one time.  Our world-class global conferencing service and skilled professional technicians provide high quality service to fulfill all conferencing needs – at a competitive price. With our managed multi-point conferencing services, virtually anyone can participate on a video call together. Glowpoint was recognized as offering the world’s first High Definition (HD) and telepresence managed multi-point conferencing services.

•
Event Management – Glowpoint provides a full range of event management services to support mission critical conferences. Glowpoint’s broadcasting, room rental capabilities and streaming services extend the range of a customer’s video equipment to participants around the globe, and Glowpoint’s experienced technicians provide the expertise needed for a well organized, professional meeting.

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

Private Labeling; Technology Hosting and Management Services

All of Glowpoint’s unique features and services have been designed so that the entire suite can be “private labeled” by other service providers or companies who want to integrate video communications into their existing products quickly and cost efficiently. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.”  Glowpoint has been involved in a number of private label opportunities, branding various services, including VNOC services, for multiple strategic global partners.  For example, Polycom, a leading video conferencing equipment manufacturer, has branded Glowpoint’s services as their own Polycom managed video services for sale by Polycom salespeople.  Additionally, AVI/SPL, one of the largest audio/visual integrators in the world, has also branded Glowpoint’s managed video services as their own. Many other strategic global companies in the unified communications industry have recognized Glowpoint’s value to their own sales and marketing efforts and have, or have indicated they will, brand Glowpoint’s services as part of their own product and service offerings.

In constructing Glowpoint’s global network and service offering, we developed technical and operational expertise relating to supporting two-way video communications. In early 2006, we began leveraging our intellectual property and video infrastructure by offering to host other companies’ video-related equipment and applications. Our technology hosting revenue is comprised of a non-recurring fee for setup and installation, and an ongoing monthly hosting and support fee. For enterprise customers, the majority of hosting revenue is centered on hosting and managing MCUs (bridges). For other service providers, Glowpoint hosts components of the provider’s video solution.

Market Solution: Bundled Offering for Broadcast and Event Services.  We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition and event services. Our managed video services have been used during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the professional football and professional basketball drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage. Our managed services for IP-broadcast solutions are currently used by many well-known media companies, including ESPN and NFL Network.  In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD. This offering provides two-way HD video communication for content acquisition from remote locations. Glowpoint now provides a full suite of HD solutions for the broadcast, entertainment and media industry and is considered a high-quality alternative to the traditional means of acquiring content in many applications, including interviews and even full motion video.

Intellectual Property

Supporting these unique services and features is Glowpoint’s patented and patent-pending proprietary technology developed specifically for two-way video communications. Since Glowpoint’s inception, we have spent millions of dollars and tens of thousands of engineering hours designing, building, and perfecting our managed video services and spent millions of additional dollars building the Glowpoint network. Our research and development has led to two patents and a number of patent applications (see below) and various solutions. We know of no competitor that offers any service with comparable features, performance, reliability, and scalability, and we believe there are significant barriers to create one.

Video Applications and Telephony Features

We developed and offer a full array of pioneering applications and features targeted to the specific demands of two-way video communications, making it as easy and spontaneous as using the telephone but with the power of face-to-face communications. In April 2007, we were awarded a U.S. Patent for our live video operator assistance feature. This patented technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services.  In February 2009, we were awarded a U.S. Patent for our technology to gather usage information on IP-based calls. This patented technology provides the ability to meter and bill an end-user on a transactional basis for IP-based video calls, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video user.

Other proprietary features and services include call forwarding, the video call distributor, unassisted incoming and outgoing gateway calling, bridging-on-demand meeting rooms, least-cost international call routing, web-based scheduling, video endpoint authentication via LDAP servers, customer information center, data collection and statistical analysis tools. Many of these features and services are the subject of patented and patent-pending technology (see below) and were developed to offer a unique set of video communication capabilities, services and features that are difficult for any competitor to match.

Network Architecture

We designed and built our global network that connects the service cloud and TEN access points to meet or exceed what we believe are the needs and expectations of two-way video communications. Our architecture includes patented and patent pending technologies that provide advantages over other networks that are capable of carrying video, including such Glowpoint features as interoperability between IP and ISDN systems, fast re-route of video calls, 99.99% Quality of Service (“QoS”) commitment, and a fully redundant and secure backbone design.

This network is a secure, state-of-the-art multiple protocol layer switching (MPLS) backbone with the redundancy and reliability businesses demand for their critical applications. It is a ring with mesh points to provide full redundancy on the backbone. Utilizing carrier grade switching and routing, along with session border controls to access products in the core, we have been able to design a backbone that is scalable and can easily grow as demand dictates. With the increasing adoption of HD (High Definition) video systems and telepresence rooms, the expectation is that the demand for more bandwidth per video call will also grow. Our investment in our access points and backbone architecture accounted for this and our TEN exchange traffic and video sessions utilizing our infrastructure can scale with modest investment.

We maintain staffed command and control (network operations) centers in three locations across the United States – from our Hillside, NJ headquarters, to our facilities in Conshohocken, PA and in Venutra, CA – from which we monitor the operations of our network and infrastructure on a 24x7x365 basis. The NOC’s primary functions are to monitor the network, manage and support all backbone equipment, and provide proactive and on-demand support for our customers. Video traffic does not pass through our NOC, nor does usage information or authentication packets. We designed our network to handle those functions at our POPs, which was done for improved video performance and, more importantly, to address security and disaster recovery/business continuity matters.

Our access and exchange POPs include Glowpoint-owned equipment installed at carrier neutral collocation centers across the globe, connected by multiple dedicated high-speed circuits that make the fabric of our Telepresence interExchange Network (TEN).  These access and exchange POPs contain our cloud-based application infrastructure, provide access to virtually every carrier in the world, and are connected in a ring topology with strategic mesh points, which virtually eliminate the risk of a single point of failure and provide industry-leading throughput, scalability and mission-critical resiliency.  Our model is complimentary for any MPLS provider in the world to enable Glowpoint video application services on their respective networks.  We purchase network from various providers, including our primary vendors Covad Communications, Easynet, Masergy, PCCW, Qwest, Sprint, TATA Communications, XO Communications, and Verizon Business/MCI.

 Our TEN architecture was specially designed for the efficient and cost-effective delivery of feature-rich two-way video content. The exchange boasts a fully deployed and sophisticated gatekeeper infrastructure that can support thousands of video endpoints with redundancy. This design enables us to provide a unique set of value-added services, such as intelligent call routing and a patented IP-based call detail record (CDR) feature that allows for detailed tracking on a call-by-call basis for point-to-point, gateway and multi-point calls. Competitive providers of network, such as telecommunications carriers (see “Competition” below), would have to install video-specific gatekeeper technology throughout their networks to provide the additional functionality necessary to create similar service capability. The challenge facing these carriers to replicate our network features is two-fold: (i) the sheer volume of data traffic carried by their networks would make such a project enormously expensive and, most likely, cost prohibitive and (ii) the gatekeepers alone do not route calls and track usage, it is our other proprietary technology that augments the gatekeeper functionality. We have also developed a specialized configuration of software, hardware and global positioning technology that enables us to accurately monitor jitter, packet loss and latency to maximize overall network performance.

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

Hardware Interoperability

We are hardware agnostic. Therefore, we strive to ensure that our managed video services work with any available videoconferencing equipment, both standards-based or SIP. Through the Glowpoint Certification Program, we test and assess new equipment, options and configurations for use throughout our network. The program sets strict standards for equipment performance and service levels. Customers can be assured that Glowpoint-certified products conform to the highest standards of compliancy as well as interoperability with other leading manufacturers of similar products. Our certification team has created a comprehensive testing and evaluation methodology requiring that each manufacturer’s class of video communications equipment meet or exceed performance, reliability and interoperability levels in the areas of video, audio, data, feature and capability set. We maintain a relationships with all of the leading video equipment manufacturers, such as Polycom, Tandberg, Sony, Cisco, HaiVision, LifeSize (a division of Logitech), and Radvision, and provide each of them with information about their products’ performance.

Patents and Patents-Pending

The development of our “video as a service” applications and network architecture have resulted in a significant amount of intellectual property – from real-time metering and billing for video calls to intelligent call routing. In 2007, we received our first patent; in 2009, we were awarded a second patent.  A number of other applications have been filed with the United States Patent and Trademark Office and are in various stages of the patent process, which include some rejections to which we have responded in due course.  We have abandoned one patent application, determining that the likelihood of an award and the cost to obtain it versus the value of the potential award did not justify proceeding any further.  While there can be no assurance that a patent will be awarded, we believe that our patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services. We are unique and, given our proprietary technology, believe we are especially well positioned to partner with telecommunications carriers, equipment manufacturers, resellers and other companies focused on integrating innovative and high-quality video solutions into their product mix.

As mentioned above, we were awarded U.S. Patent No. 7,200,213 in April 2007 for our live video operator assistance feature and awarded U.S. Patent No. 7,664,098 in February 2009 for our real-time metering and billing for IP-based calls. Our patented “Live Operator” technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services. Our “Call Detail Records” (CDR) patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video users.  We believe these patents help solidify our position as the leader in developing solutions that make video communications a critical business application for our customers and help drive wider adoption and acceptance.

We have substantial intellectual property with regard to two-way video communications. Due to resource prioritization matters, we have initially only pursued those patent applications we believe are the most strategic and have limited them to the United States.  The following is a brief description of our pending patents and their role in our managed video service offering:

•
Video Call Director - When you place a voice telephone call, you expect some resolution of it – a completed call, a busy signal, or a message that you dialed the wrong number. In the IP-video world, we do not believe that this functionality existed before Glowpoint. Customers placing IP video calls would receive cryptic error codes or invalid network error messages. We developed the Video Call Director technology to intelligently redirect calls based on various conditions. The technology is deployed as “Lisa”, our video call assistant. Now, when a Glowpoint TEN subscribed customer places a video call that does not connect, he is greeted with an interactive video message from “Lisa” explaining some reasons and offering him the option of reaching a live video operator for assistance. The ability to intelligently route video calls based on various conditions lends itself to numerous other capabilities and services, including video mailbox, follow-me video numbers (see below), and video call transfers and forwarding.

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

•
Method and Process for Video over IP Network Management – When Glowpoint was launched, we found no network existed at the time to support high quality two-way video communications. As a result, we developed a highly sophisticated network that included our backbone network architecture, which currently connects our TEN access POPs globally, along with our core video network architecture. We combined off the shelf components with proprietary design and technology to create what we believe was the world’s first dedicated IP video network. In addition to the method and process for building this network, we developed and deployed unique testing tools that enable us to closely monitor key metrics associated with successfully delivering high quality video communications.

•
PC-Based Video Interface Tool – For the “road warrior” businessman who needs to participate in video meetings from any location with Internet access (e.g., hotel or airport), we developed a downloadable software interface that resides on your personal computer that automatically initiates video calls or a number of other functions utilizing point-and-click technology.  This tool takes advantage of our cloud-based intelligent call routing engine that initiates the communication session with the requested destination. Some examples include clicking a button to reach a live video operator, to retrieve video messages from a video mailbox, to access designated Web sites or tools (e.g., Web collaboration tools such as WebEx®), or to participate in point-to-point or multi-point video calls to other PC-based or hardware-based video systems from your address book.  Other features using this proprietary technology include the ability to record a video or audio session in addition to desktop data sharing with the click of a button.

•
Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN networks – Even though adoption of IP video has continued to surge, there is still a large number of video communications users in the world using legacy ISDN networks. Early on, we recognized the need to ensure the migration from ISDN to IP to be simple and seamless in order to connect IP users with ISDN systems around the world. We believe Glowpoint is still the only service that assigns actual phone numbers to customers as their “alias” or identification within the TEN exchange, enabling users to simply dial the phone number to “gateway” from their IP system on Glowpoint’s TEN to ISDN systems globally. In addition, inbound dialing to a TEN registered video system is possible from virtually any ISDN video system, or even a desk phone or cellular phone anywhere in the world. This patent-pending automated call routing capability has been leveraged to provide a least cost routing and gateway method to customers, routing the call to the most inexpensive gateway exit point off the Glowpoint network before entering the PSTN/ISDN network.

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

Sales and Marketing

We market and sell our services to a broad range of businesses in many industries through both direct and indirect sales channels. As noted above (see “Overview - Industry Overview”), strategic relationships with videoconferencing equipment manufacturers, unified communication providers, global integration service providers, equipment resellers, and network providers have expanded our indirect sales channels. The global demand for video communications has also increased our opportunities for regional partnerships in the world, including in the emerging markets of Asia/Pacific, Middle East, and Central/Latin Americas.  Many of the complex solutions sought in today’s market, especially telepresence and unified communications solutions, have created new and unique opportunities for the sale of Glowpoint services. We continue to diversify our lead generation and sales efforts by integrating these indirect sales channels with aggressive internal lead generation programs and vertical industry focused marketing and promotional efforts. Regardless of the sales or distribution channel, our goal is to provide a world-class service, sales and collateral materials, training, and management tools to reduce barriers to buying, and increase our return on sales, marketing and promotional investments.

Historically, one of our main sales challenges was that video communications was not generally perceived as a critical application for most companies, which resulted in moderate growth opportunities and results. Technology developments in the video communications industry, improvements in network offerings, and changes in human behavior, driven by such global conditions as the recent economic downturn, security concerns and health concerns, have positioned video communications to play a mission critical role in business practices.  These changes, we believe, will result in increased demand for managed video services. Recognizing this, Glowpoint has and will continue to adapt its service offerings and strategic relationships to address the unique needs of today’s and tomorrow’s video communications solutions, especially for telepresence and unified communications.

Purchasers of telepresence rooms and today’s other complex video products are typically spending hundreds of thousands of dollars.  They demand that the technology is reliable and functions properly in order to maximize their investment, while increasingly seeking B2B video calling capabilities. Glowpoint markets and sells its VNOC services and TEN to these purchasers and to equipment manufacturers and integrators, who purchase our VNOC services on a wholesale basis and resell them as a turnkey bundled offering. We will continue to focus more of our sales and marketing efforts on these strategic relationships and business development opportunities due to increased interest and because the value of VNOC service sales tend to be of a larger magnitude than our historical sales opportunities of managed video services.  This strategy applies to all video applications, from telepresence to desktop video and is even expected to apply in consumer applications as our service cloud model is adopted by business users for their personal video communications needs. Since the second quarter of 2008, we have sold our VNOC services to support more than 200 telepresence rooms and to more than 500 standard room systems, with more than 30,000 video endpoint devices now certified to use our services.

We continue to market and sell to new markets and markets that we’ve created, where video communications can play a critical role in business practices.  An example of a market we created for our services is the broadcast/media sector, where we recognized a match between the need for cost effective content acquisition and the capability of video communications technology combined with Glowpoint’s managed services and TEN.  To support this market opportunity, we introduced a highly managed service that is used to acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. Rather than utilizing an expensive satellite feed, companies can acquire broadcast-quality standard definition (SD) and high definition (HD) content over a managed IP network connection into TEN at a fraction of the cost. The initial SD use of Glowpoint in the broadcast sector was in 2002, when we provided this service to ESPN during the professional football and basketball drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage of the drafts every year since 2002. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD, which has been used to acquire HD content that is then be distributed to key media outlets. In early 2010, we announced the availability of our professional event services for the broadcast industry in high definition as well.

In the buying process, the decision for network and managed service is generally made at the same time a customer purchases, launches, or implements video equipment or programs. Part of our continuing strategy to ensure that Glowpoint is involved at the point of sale is to work with our indirect channels, which is mostly made up of companies that also sell video equipment and will evolve to the unified communications providers over time. Glowpoint continues to focus on its indirect sales channel to foster greater growth, which has resulted in the indirect sales channel contributing the highest amount of new sales on average through 2009. Approximately 70% of new sales were realized through these channels in 2009, up from over 60% on average through 2008.  Our global indirect wholesale relationships, which include the “white label” branding of services, continue their increased productivity in 2009.  We will continue to focus sales and marketing efforts on these relationships so that they become a significant and consistent contributor to our growth going forward.

Customers

We have a stable, growing customer base of more than 650 customers ranging from Fortune 100 companies and federal, state, and municipal governmental entities to businesses and service professionals (e.g., accountants and lawyers) and non-profit organizations. Our top ten current market segments at the end of 2009, listed in order of approximate contribution to revenue, are: broadcast/media, 14% of revenue; electronics, 11%; legal and law enforcement, 9%; governmental entities (local, state and federal), 9%; consulting, 7%; financial services, 7%; banking and finance, 6%; engineering and construction, 6%; manufacturing, 5%; and education and teaching, 5%. One major customer represents approximately 15% of our revenue.

Employees

As of December 31, 2009, we had approximately 100 full-time employees. Of these employees, 17 are involved in network and service engineering and development, 54 in customer service and operations, 16 in sales and marketing, and 13 in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Competition

For the sale of our managed services, we mainly compete against select telecommunications carriers, who have begun to offer a managed service for video as part of their core network offerings, and videoconferencing equipment resellers and integrators. Many of our competitors have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network resources. These carrier competitors, which include AT&T, Verizon Business/MCI, Global Crossing, British Telecom (BT)/BT Conferencing and some of the regional Bell operating companies, mainly compete on the basis of offering network and a converged solution of data, voice and video. Glowpoint differentiates itself from these competitors based on its singular video expertise, flexibility, and responsiveness to customer demands.  Other competitors have evolved from the audio/visual integration industry or videoconferencing equipment resale industry, including York Telecom, Iformata Communications and BCS Global, and compete directly with their own flavor of managed video services.  Glowpoint differentiates itself from these competitors based on its carrier grade services, providing the service levels and 24x7x365 global support enterprises demand for mission critical communications. Glowpoint has partnered with a number of would-be competitors with the intent of selling our video application services to be delivered over their networks or as a complement to their offerings. Glowpoint-enabling a third party network is one way Glowpoint may reduce the threat of competition, as it can work closely with carriers and customers to deliver video services. We do not believe that the competitive offerings currently available in the market offer the full range and scope of the carrier grade managed services that Glowpoint offers.

For our traditional conferencing services, we compete against other conferencing providers, many of whom also have greater resources than we do, including, without limitation, financial, engineering, personnel, intellectual property, research and development, and network resources. In addition to the above-mentioned telecommunications carriers, competitors include audio conferencing companies that have added video functionality, such as InterCall (a subsidiary of West Corporation), ACT Teleconferencing, Providea, and BT Conferencing/Wire One. We believe these competitors are still heavily dependent on ISDN and have substantially less expertise in IP video than Glowpoint. By combining our managed service with our conferencing services hosted within our exchange, we believe we offer significant performance and cost savings for our customers, and we believe replicating or matching our comprehensive offering is difficult, if not nearly impossible, for the competition.

We compete primarily on the basis of our:

•	full support of all industry standards and equipment manufacturers;

•	full support of all network types, regardless of whether private or public;

•	primary focus and competency on two-way video communications;

•	breadth of service offerings;

•	unique custom built applications and services;

•	global distribution and network presence;

•	technical expertise, with knowledgeable video service and training personnel;

•	commitment to world-class customer service and support; and

•	existing wholesale relationships with equipment manufacturers, global carriers, audio/visual integrators, and unified communications providers.

Glowpoint has established itself as a leading provider of the managed services that are driving adoption and enabling video to become an integral, mission critical tool for business communications. In addition to designing a platform and service portfolio specifically targeted for two-way video communications, Glowpoint has continued to develop proprietary applications that ensure a high quality, reliable and easy-to-use experience. Glowpoint supports any standards-based videoconferencing equipment and has developed expertise in the area of hardware interoperability across disparate technology and IP networks. Our value-added services include video operators, multi-point video conferencing (bridging), seamless connectivity from IP to ISDN (gateway services), on-line portal that allows customers to schedule conferences, access to an interactive directory of video communities, access to public rooms for video communications, real-time monitoring and diagnostics tools, interact with expert video communications support teams, access to real-time billing, and call/usage details for a customer’s video environment. Our managed services offer customers substantially superior video communications quality, remote monitoring and management of all registered video endpoint locations, VNOC supported rooms and other video endpoints/infrastructure, and the ability for businesses to connect with other businesses in a seamless fashion.

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

Our capital requirements continue to be significant and depend, and will continue to depend, on numerous factors, including the timing of revenues, the expense involved in development of our systems and products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. To date, we have funded those requirements from private placements, most recently in March 2010, March 2009 and November/December 2008 (collectively, the “Private Placements”). The proceeds from our private placements, however, may not be sufficient to fund our future operations. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.

We may need to raise additional capital to fund our operations.

For the year ended December 31, 2009, we incurred a net loss attributable to common stockholders of $611,000 and although we generated cash from operations of $124,000 for the year ended December 31, 2009, we have had negative operating cash flows since our inception.  At December 31, 2009, we had cash of $587,000, a working capital deficit of $1,365,000 and an accumulated deficit of $162,405,000.   However, we have historically been able to raise capital in private placements most recently $3,000,000 in March 2010, amended the terms of our Preferred Stock to eliminate any dividends until January 2013 and have reached settlements with a majority of the taxing authorities in which we had accrued sales and use taxes and regulatory fees. Based primarily on our March 2010 financing (see also Note 24), along with our cash flow projection, the Company believes that it has and will have sufficient cash flow to fund its operations through at least March 31, 2011. There can be no assurances; however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed upon acceptable terms, it could have a material adverse effect on the Company

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders may not be confident in our financial reporting, which would harm our business and the price of our common stock.

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

The conversion or exercise of any of our outstanding A-2 Preferred Stock, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our outstanding Series A-2 Preferred Stock and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. In this event, we may be required to issue more shares of common stock than previously anticipated which would result in further dilution of our existing stockholders.

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

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, we will be required to incur dividend expense on our preferred stock commencing in January 2013 until such shares are redeemed or converted into common stock, if ever. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the OTC Bulletin Board under the symbol “GLOW.OB”. Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued exchange listing or NASDAQ trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

We may be subject to litigation resulting from common stock volatility and other factors, which may result in substantial costs and a diversion of our management’s attention and resources and could have a negative effect on our business and results of operations.

The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors caused, and may in the future cause, the market price for our common stock to decline, perhaps substantially, including (without limitation) demand for our common stock, technological innovations or products by competitors or in competing technologies, investor perception of our industry or our prospects, or general technological or economic trends. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. As a result, we may be involved in securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could have a negative effect on our business and results of operation.

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

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on acceptance and adoption of video communications. There can be no assurance that the market for our services will grow, that our services will be adopted, that customers will desire higher quality, or that businesses will purchase our suite of managed video services. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

    Our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us or use their buying power with us to lower our revenue, this could materially adversely affect our financial condition, results of operations or cash flows.

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

We are actively considering whether to sell, transfer or just discontinue our ISDN resale business. Currently, we resell ISDN and other services to Tandberg, from whom we acquired our ISDN resale business in April 2004 (formerly known as “NuVision”). While we resell ISDN services to many customers, in the year ended December 31, 2009, approximately 34% of our resold ISDN revenues, or approximately $423,000, were from Tandberg, which was approximately 1.6% of our total gross revenues. Tandberg has been transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which may occur at any time.

If our actual liability for sales and use taxes and regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, we have accrued a liability. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers. All of our tax positions are subject to audit. Given the settlements negotiated in late 2009 and to date in 2010, the expiration of certain statute of limitations, along with the passage of time and the number of years that we have been collecting and remitting taxes, we do not believe there is a substantial likelihood of more than the already identified future payments being made.  While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ. If so, it may impact our financial condition, negatively if we underestimated our liability or positively if we overestimated our liability.

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

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our partners’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot assure you that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network, service offering or hosted infrastructure. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

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

The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, Verizon Business/MCI, British Telecom/BT Conferencing, Global Crossing, Cisco and Hewlett-Packard, have entered into the video communications industry. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

Our Glowpoint managed video services have limited market awareness.

Our Glowpoint video communications offering was introduced in December 2000 and was only a small part of our operations until the sale of our video equipment resale business in September 2003. Our future success will be dependent in significant part on our ability to generate demand for our Glowpoint managed video services and professional services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offering to generate increased revenue. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

As we expand our Glowpoint managed services, any system failures or interruptions may cause loss of customers.

Our success depends, in part, on the seamless, uninterrupted operation of our Glowpoint managed service offering. As we continue to expand these services, and as the complexity and volume continue to increase, we will face increasing demands and challenges in managing them. Any prolonged failure of these services or other systems or hardware that cause significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial loss.

We may be unable to adequately respond to rapid changes in technology.

The market for our Glowpoint managed video services and related services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing managed video services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our managed video services are unable to meet expectations or unable to keep pace with technological changes in the video communication industry, our managed video services could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our managed video services as improvements in video communication technologies are introduced. In the event that other companies develop more advanced service offerings, our competitive position relative to such companies would be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at 225 Long Avenue, Hillside, New Jersey 07205. These premises consist of approximately 17,400 square feet of leased office space and 3,000 square feet of leased warehouse facilities. Our lease currently expires on the earlier of December 31, 2010 and six months following notice that we intend to vacate the premises. The base rent for the premises is currently approximately $226,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Hillside premises house our corporate functions and our network operations center. In addition to our headquarters, we lease a technical facility (i) in Ventura, California that houses our Bridging Services group, help desk and technical personnel in approximately 3,500 square feet, the base rent of which is approximately $58,000 per annum, and (ii) in Conshohocken, Pennsylvania that houses our Dedicated Support Services Group in approximately 3,600 square feet, the base rent of which is approximately $88,000 per annum. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.  Legal Proceedings

We are not currently defending any suit or claim.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Glowpoint’s securities are traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GLOW.OB”. In the future, if we satisfy the listing criteria, we may apply for listing on either the NASDAQ or the NYSE Amex, though there is no assurance that we will be accepted for listing and, if accepted for listing, an active market for our securities will develop in the future.

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2008 and 2009, based upon information obtained from the OTCBB. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter	$0.65	$0.41
Second Quarter	0.71	0.44
Third Quarter	0.64	0.42
Fourth Quarter	0.50	0.20

Year Ended December 31, 2009
First Quarter	$0.45	$0.26
Second Quarter	0.45	0.28
Third Quarter	0.63	0.32
Fourth Quarter	0.69	0.48

On March 29, 2010, the closing sale price of our common stock was $0.64 per share as reported on the OTCBB, and 65,150,232 shares of our common stock were held by approximately 221 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2009.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2009. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors and consultants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	4,686,051	$0.82	1,529,219
Equity compensation plans not approved by security holders	20,000	3.94	—
Total	4,706,051	$0.84	1,529,219

Item 6.    Selected Financial Data

Beginning with the filing of these financial statements, we have decided to report our operations using the following financial statement format, which we believe provides readers with a better understanding of our operating cost components.  Over the last year, Glowpoint has continued to see a shift in the market to our managed video service offering, which includes, among other things, video operation services (“VNOC”), Telepresence inter-Exchange Network (“TEN”) services, conferencing and event based services, technology hosting and management, and professional services.  As a result, we expect less network resales going forward.  The revenues for these managed video services increased to $2,888,000 in 2009 from $391,000 in 2008.   The primary cost component of the managed service offering is associated with systems, process and people, as opposed to underlying carrier network costs associated with our legacy billable subscriber line services.  In 2009, we increased the expenses associated with VNOC managed service in order to deliver upon contracts won, increase our Network Operations Center resource coverage to support 24x7 service coverage, and staff accordingly for delivery of pipeline business opportunities.  As we analyzed the repositioning of our business and the resulting operating cost changes, we concluded that these operating costs needed to be more identifiable to the reader and better match our current and future business operations.  We believe that this new financial statement format will provide greater visibility into our operations as we transform from the dependency on the resale of network and facilities to a managed video services provider and provider of hosted cloud-based services for video applications. We also believe that this financial statement format is in line with the format used by other communications service providers. Prior year amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

The following summary of selected consolidated financial information, with respect to the years ended December 31, 2009 and 2008 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this document. With respect to the years ended December 31, 2007 and 2006, the summary should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes filed on Form 10-K filed on March 27, 2008.  With respect to the year ended December 31, 2005, the summary should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes filed on Form 10-K filed on June 6, 2007. The historical results presented below are not necessarily indicative of future results (000’s omitted), except per share amounts.

Consolidated Statement of Operations Information:	Years Ended December 31,
	2009	2008	2007	2006	2005
Core Revenues	$25,192	$21,942	$19,150	$16,679	$14,376
Non-Core Revenues	1,348	2,595	3,642	2,832	3,359
Total Revenues	$26,540	$24,537	$22,792	$19,511	$17,735
Operating expenses:
Network and infrastructure	11,838	12,762	13,917	11,910	12,956
Global managed services	7,476	5,849	4,092	4,342	7,055
Sales and marketing	3,193	3,382	2,732	2,230	3,684
General and administrative	4,465	4,662	5,398	6,744	7,461
Depreciation and amortization	1,056	1,261	1,467	1,947	2,292
Sales taxes and regulatory fees	(2,500)	(172)	(193)	845	926
Total operating expenses	25,528	27,744	27,413	28,018	34,374
Income (loss) from operations	1,012	(3,207)	(4,621)	(8,507)	(16,639)
Interest and other expense (income):
Interest (income) expense, net, including $0, $141, $261, $0 and $0 for expense, respectively, for Insider Purchasers	(543)	4,517	5,984	3,886	(97)
Amortization of deferred financing costs, including $0, $46, $14, $0, and $0 respectively, for Insider Purchasers	—	448	531	389	—
Loss on extinguishment of debt, including $0 and $99, respectively, for Insider Purchasers	254	1,816	—	—	—
Gain on settlement with Gores	—	—	—	—	(379)
Increase (decrease) in fair value of derivative financial instruments' liability, including $0, $86, $440, $0 and $0, respectively, for Insider Purchasers	1,848	(2,673)	(5,665)	(1,992)	271
Total interest and other expense (income), net	1,559	4,108	850	2,283	(205)
Net loss	(547)	(7,315)	(5,471)	(10,790)	(16,434)
(Loss) gain on redemption of preferred stock	(64)	2,419	799	—	—
Preferred stock deemed dividends	—	—	—	—	(1,282)
Preferred stock dividends	—	—	(252)	(347)	(315)
Net loss attributable to common stockholders	$(611)	$(4,896)	$(4,924)	$(11,137)	$(18,031)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.01)	$(0.11)	$(0.11)	$(0.24)	$(0.41)
Weighted average number of common shares:
Basic and diluted	52,938	45,477	45,914	46,246	44,348

Balance Sheet Information:	as of December 31,
	2009	2008	2007	2006	2005
Cash	$587	$1,227	$2,312	$2,153	$2,023
Working capital deficit	(1,365)	(4,225)	(9,092)	(11,868)	(3,526)
Total assets	6,914	7,177	8,562	8,393	9,037
Long-term debt (including current portion)	—	1,715	7,231	4,326	—
Total stockholders’ equity (deficit)	$1,153	$(3,213)	$(17,172)	$(11,591)	$(2,405)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and the notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.  The Company operates in one segment and therefore segment information is not presented.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause our actual results in future periods to differ materially from such statements. These factors, risks and uncertainties are discussed below and elsewhere in this Form 10-K, particularly in the Item 1A, “Risk Factors ”, and include market acceptance and availability of new video communication services, rapid technological change affecting demand for our services, competition from other video communication service providers, deteriorating economic conditions and the availability of sufficient financial resources to enable us to pay our existing obligations and expand our operations, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

      “Glowpoint's mission is to enable a global community where video communications is a part of everyday life.”

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a carrier-grade provider of managed services for telepresence and video conferencing.  Our suite of robust managed services empower organizations to seamlessly and consistently communicate via video over any network and with any video technology platform, enabling them to sharply boost the impact and productivity of their internal and external communications while at the same time reduce their on-going operating costs and total cost of ownership.  Glowpoint supports thousands of video endpoints in more than 35 countries and our managed video and global business-to-business (“B2B”) exchange services are driving video collaboration for Fortune® 500 companies, governmental and educational institutions, and media and entertainment broadcasters. Glowpoint also provides resale and wholesale programs, including private-labeled (branded) resale options for manufacturers, carriers, unified communications providers, and integrators seeking to offer this service as a value-add to their collaboration and communications offerings.

Glowpoint’s core service offerings include video operations (“VNOC”) managed service, business-to-business exchange, video conferencing services, and professional services.   A critical differentiator of Glowpoint is that our solutions are hardware agnostic and network neutral, supporting all recognized video standards across any IP network. As such, regardless of the video conferencing or telepresence equipment purchased or the network connecting it, Glowpoint’s services may be applied.

Glowpoint’s core value proposition for customers includes driving wide adoption and usage of video communications, increasing their return on investment, lowering their total cost of ownership, and providing access to expertise and skills not available elsewhere.  Glowpoint provides an alternative to capital intensive, premise-based infrastructure, which customers typically have had to purchase for their video environment to function, as well as the tools and services to enable wide adoption of the video communications throughout their business.  Glowpoint has become the recognized leader of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enabling organizations to drive wide adoption.

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

Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain unpaid settlements of sales and use taxes, regulatory fees and related penalties and interest and (ii) sales taxes and regulatory fees collected from customers and to be remitted to taxing authorities. Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances.  Prior to October 2006, we may not have been properly collecting and remitting all such taxes and regulatory fees and, as a result, we accrued a liability based on what sales taxes and regulatory fees we thought would be applicable to our business.  Since October 2006, we believe that we have been properly collecting and remitting all taxes and regulatory fees and have continually revised what sales taxes and regulatory fees are applicable to our business.  With the goal of avoiding penalties and removing some of the uncertainty regarding potential amounts owed for past taxes, we began a process in 2007 of proactively contacting various taxing authorities and voluntarily disclosing potential tax liabilities, a process that was completed in 2009.  The settlement terms from this voluntarily disclosure program, all of which are subject to audit, have resulted in paying significantly less than the total amounts accrued due to, among other things, offsets allowed, the avoidance of penalties, and contracting for limited look-back periods.  As of December 31, 2009, we believe that the accrual should be $1,083,000 of which approximately $888,000 is included in current liabilities and $195,000 are included in long term liabilities. Given the settlements negotiated in late 2009 and to date in 2010, the expiration of certain statute of limitations, along with the passage of time and the number of years that we have been collecting and remitting taxes, we do not believe there is a substantial likelihood of more than the already identified future payments being made.  These factors resulted in the reversal of the prior year accrual and increase in operating income (loss) of approximately $2,500,000.

Revenue Recognition

We recognize subscription revenue when the applicable services have been performed. Revenues billed in advance are deferred until the revenue has been earned.  Other service revenue, including amounts related to surcharges charged by our carriers related to the Glowpoint managed network service and the multi-point video and audio bridging service, is recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the twelve to twenty-four month estimated life of the customer relationship. At December 31, 2009 and 2008, we had deferred activation fees of $259,000 and $325,000, respectively, and related deferred installation costs of $97,000 and $76,000, respectively. Revenue related to integration services is recognized at the time the services are performed and presented as required by ASC topic 605 “Revenue Recognition”. Revenues derived from other sources are recognized when services are provided or events occur.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and our assessment of the current financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, we write off the receivable against the allowance.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic “Property, Plant and Equipment”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.  The Company performed an evaluation of its long-lived assets on December 31, 2009 and 2008 and determined that there is an excess of cash flow over the long-lived carrying amount.  Therefore, the Company believes that no impairment losses were required in any of the periods presented.

Results of Operations

Beginning with the filing of these financial statements, we have decided to report our operations using the following financial statement format, which we believe provides readers with a better understanding of our operating cost components.  Over the last year, Glowpoint has continued see a shift in the market to our managed video service offering, which includes, among other things, video operation services (“VNOC”), Telepresence inter-Exchange Network (“TEN”) exchange services, conferencing and event based services, technology hosting and management, and professional services.  As a result, we expect less network resales going forward.  The revenues for these managed video services increased to $2,888,000 in 2009 from $391,000 in 2008.   The primary cost component of the managed service offering is associated with systems, process and people, as opposed to underlying carrier network costs associated with our legacy billable subscriber line services.  In 2009, we increased the expenses associated with VNOC managed service in order to deliver upon contracts won, increase our Network Operations Center resource coverage to support 24x7 service coverage, and staff accordingly for delivery of pipeline business opportunities.  As we analyzed the repositioning of our business and the resulting operating cost changes, we concluded that these operating costs needed to be more identifiable to the reader and better match our current and future business operations.  We believe that this new financial statement format will provide greater visibility into our operations as we transform from the dependency on the resale to a managed video services provider and provider of hosted cloud-based services for video applications.  Prior year amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

The following table sets forth, for the two years in the period ended December 31, 2009, the percentages of revenues represented by selected items reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	2009	2008	2007	2006	2005
Core Revenues	94.9%	89.4%	84.0%	85.5%	81.1%
Non-Core Revenues	5.1	10.6	16.0	14.5	18.9
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network and infrastructure	44.6	52.0	61.1	61.0	73.1
Global managed services	28.2	23.8	18.0	22.3	39.8
Sales and marketing	12.0	13.8	12.0	11.4	20.8
General and administrative	16.8	19.0	23.7	34.6	42.1
Depreciation and amortization	4.0	5.1	6.4	10.0	12.9
Sales taxes and regulatory fees	(9.4)	(0.7)	(0.8)	4.3	5.2
Total operating expenses	96.2	113.0	120.4	143.6	193.9
Income (loss) from operations	3.8	(13.0)	(20.4)	(43.6)	(93.9)
Interest and other expense (income):
Interest (income) expense, net, including 0.0% and 0.6% of expense, respectively, for Insider Purchasers	(2.0)	18.4	26.3	19.9	(0.5)
Amortization of deferred financing costs, including 0.2%, 0.0% and 0.0% for Insider Purchasers	—	1.8	2.3	2.0	—
Loss on extinguishment of debt, including 0.0% and 0.4%, respectively, for Insider Purchasers	1.0	7.4	—	—	—
Gain on settlement with Gores	—	—	—	—	(2.1)
Increase (decrease) in fair value of derivative financial instruments’ liability, including 0.0% , 0.4%, 0.0%, 0.0% and 0.0% respectively, for Insider Purchasers	7.0	(10.9)	(24.9)	(10.2)	1.5
Total interest and other expense (income), net	6.0	16.7	3.7	11.7	(1.1)
Net loss	(2.2)	(29.7)	(24.1)	(55.3)	(92.8)
Loss (gain) on redemption of preferred stock	(0.2)	9.9	3.5	—	—
Preferred stock deemed dividends	—	—	—	—	(7.2)
Preferred stock dividends	—	—	(1.1)	(1.8)	(1.8)
Net loss attributable to common stockholders	(2.4)%	(19.8)%	(21.7)%	(57.1)%	(101.8)%

Year ended December 31, 2009 (the “2009 year”) compared to year ended December 31, 2008 (the “2008 year”)

Revenue - Revenue increased $2,003,000, or 8.2%, in the 2009 period to $26,540,000 from $24,537,000 in the 2008 period.  We have separated our revenue into Core Revenue and Non-core Revenue.  Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. In Core Revenues the primary component of our growth were the managed video services which increased by $2,497,000 and bridging which increased by $515,000 while our network and related services were flat.   We believe these products and services offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan.  These non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

 Our “Core Revenue” includes:

•	Subscription network and related services, represent about 65% of our total current revenue and is generally tied to contracts of 12 months or more;

•	Subscription managed video services, which represent about 10% of our total current revenue (up from 1% in 2008) and is generally tied to contracts of 12 months or more;

•
Multi-point Bridging, which represents about 17% of our total current revenue and is a usage based service where we enable customers to have video meetings with multiple locations on the screen at one time; and

•
Events and Professional Services, which represent about 3% of our total current revenue and is revenue derived from non-recurring services (e.g., the professional football draft event) or from providing professional services to develop custom solutions.

Our “Non-core Revenue” includes:

•
ISDN resale business, which represents about 5% of our total current revenue.  We do not actively pursue more ISDN resale business and have actively sought to reduce the amount of low margin revenue from this line of business; and

•
Integration services, which include integrating various hardware components, or procuring hardware components for our customers, to support our managed video services. In most cases, we provide integration services as a “pass-through” or at low margin in order to facilitate the completion of the project on behalf of our customer.  We do not actively pursue this type of revenue.

	Year Ended December 31, (in thousands)
Revenue	2009	2008	Increase (Decrease)	% Change
Core revenue:
Subscription revenue:
Network and related services	$16,993	$17,081	$(88)	(0.6%)
Managed video services (1)	2,888	391	2,497	638.6%
	19,881	17,472	2,409	13.8%
Non-subscription revenue:
Bridging (2)	4,439	3,924	515	13.1%
Special events and professional services (3)	872	546	326	59.7%
	25,192	21,942	3,250	14.8%
Non-core revenue:
Integration services for a broadcast customer (4)	63	350	(287)	(82.0%)
ISDN resale revenue (5)	1,285	2,245	(960)	(42.8%)
	1,348	2,595	(1,247)	(48.1%)

Total revenue	$26,540	$24,537	$2,003	8.2%

(1)  These managed video services started in the 4th quarter of 2008.

(2)  The increased bridging services revenue was a result of a concerted effort by the Company to grow revenue from bridging services.

(3)  The increased special events and professional services revenue was a result of new events and a development project for a potential managed services customer.

(4)  In the 2008 year the Company provided integration services on equipment required by a managed video services customer and a broadcast customer.  Glowpoint was asked to facilitate the procurement and integration of equipment on behalf of these customers and agreed to do so as a pass through service.  Therefore all equipment integrated into the solution was billed to the customers at cost and the related costs are included in cost of revenue.

(5)  We continue to consider alternatives with respect to our ISDN resale business, including without limitation whether to sell, transfer or discontinue this line of business. Currently, we resell ISDN and other services to Tandberg, Inc. (“Tandberg”), from whom we acquired our ISDN resale business in April 2004. While we resell ISDN services to many customers, in the year ended December 31, 2009, 35% of our resold ISDN revenues, or $452,000, were from Tandberg, which was 1.7% of our total gross revenues. Tandberg has been transitioning its business from Glowpoint and intends to cease buying these services from Glowpoint, which we expect to occur in the coming months.

Network and Infrastructure – Network and infrastructure expenses, which include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network, a high-quality two-way video transport built and managed by Glowpoint which is exclusively dedicated to IP-based video communications.    This operating expense category also includes the cost for taxes which have been billed to customers.  Network and infrastructure expenses decreased by $924,000, or 7.2%, to $11,838,000 in the 2009 year from $12,762,000 in the 2008 year.   We realized savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers where possible and a reduction of $263,000 in costs for integration services on equipment required by broadcast customers.  These savings were partially offset by the costs of new customers.   The network and infrastructure expenses should go down as a % of revenues as cloud-based and managed video revenues grow and customers do not require Glowpoint connectivity to use our services.

The components of network and infrastructure expenses and their percentage of revenues for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):
	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Change from Prior Year	% Change from Prior Year
Telecommunication carrier charges	$10,026	37.8%	$10,877	44.3%	$(851)	(7.8%)
Cost for taxes billed to customers	1,812	6.8%	1,885	7.7%	(73)	(3.9%)
Total for the year	$11,838	44.6%	$12,762	52.0%	$(924)	(7.2%)

Global Managed Services – Global managed services expenses, include all costs for delivering and servicing our managed services.  These include delivering customer service, maintaining the network and infrastructure and the development and implementation of hardware and software enhancements.  Global managed services expenses increased by $1,627,000 or 27.8%, to $7,476,000 in the 2009 year from $5,849,000 in the 2008 year.   The primary components of the increases were increased salaries, benefits and other costs related to the expansion of our services to encompass 24/7 staffing and the opening of a new Network Operation Center in Philadelphia.

The components of global managed services expenses and their percentage of revenues for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):
	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$5,156	19.4%	$3,700	15.1%	$1,456	39.4%
Contract employees	784	3.1%	615	2.5%	169	27.5%
Communication costs	436	1.6%	389	1.6%	47	12.1%
Repairs and maintenance	403	1.5%	429	1.7%	(26)	(6.1%)
Rent and occupancy	389	1.5%	298	1.2%	91	30.5%
Office expenses	117	0.4%	140	0.6%	(23)	(16.4%)
Travel and entertainment	48	0.2%	132	0.5%	(84)	(63.6%)
Other expenses	143	0.5%	146	0.6%	(3)	(2.1%)
Total for the year	$7,476	28.2%	$5,849	23.8%	$1,627	27.8%

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, decreased $189,000, or 5.6%, to $3,193,000 in the 2009 year from $3,382,000 in the 2008 year.

The components of sales and marketing expenses and their percentage of revenues for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):
	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$2,458	9.3%	$2,285	9.3%	$173	7.6%
Agent commissions	326	1.1%	362	1.5%	(36)	(9.9%)
Advertising and marketing	178	0.7%	312	1.3%	(134)	(42.9%)
Travel and entertainment	128	0.5%	224	0.9%	(96)	(42.9%)
Other expenses	103	0.4%	199	0.8%	(96)	(48.2%)
Total for the year	$3,193	12.0%	$3,382	13.8%	$(189)	(5.6%)

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology decreased $197,000, or 4.2%, in the 2009 year to $4,465,000 from $4,662,000 in the 2008 year.

The components of general and administrative expenses and their percentage of revenues for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):
	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$2,398	9.0%	$2,361	9.6%	$37	1.6%
Professional fees	518	1.9%	653	2.8%	(135)	(20.7%)
Severance costs	253	0.9%	—	0.0%	253	N/A
Bad debts	258	1.01%	257	1.0%	1	0.4%
Insurance	147	0.6%	165	0.7%	(18)	(10.9%)
Communication costs	133	0.5%	38	0.2%	95	250.0%
Board of director costs	114	0.4%	171	0.7%	(57)	(33.3%)
Office expenses and postage	102	0.4%	107	0.4%	(5)	(4.7%)
Consultants	122	0.5%	351	1.4%	(229)	(65.2%)
Travel and entertainment	74	0.3%	101	0.4%	(27)	(26.7%)
Rent	77	0.3%	72	0.3%	5	6.9%
Repairs and maintenance	54	0.2%	41	0.2%	13	31.7%
Other expenses	215	0.8%	345	1.4%	(130)	(37.7%)
Total for the year	$4,465	16.8%	$4,662	19.1%	$(197)	(4.2%)

Depreciation and amortization – Depreciation and amortization expenses decreased $205,000, or 16.3%, in the 2009 year to $1,056,000 from $1,261,000 in the 2008 year.  Over the last few years the Company has been decreasing the size of our network which has resulted in fewer assets employed in this area and a reduction of $164,000 in deprecation and amortization in 2009.   Depreciation and amortization expenses, as a percentage of revenue, were 4.0% for the 2009 year versus 5.1% for the 2008 year.

Sales taxes and regulatory fees –Prior to October 2006, we may not have been properly collecting and remitting all such taxes and regulatory fees and, as a result, accrued a liability in 2006. Beginning in 2007, we began proactively contacting various taxing authorities and voluntarily disclosing potential tax liabilities, a process that continues to date.    The settlement terms from this voluntarily disclosure program, all of which are subject to audit, have resulted in paying significantly less than the total amounts accrued due to, among other things, offsets allowed, the avoidance of penalties, and contracting for limited look-back periods.  Based on these results and the Company’s historical experience in collecting and remitting these taxes, the Company has adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  This resulted in income of $2,500,000 in 2009 and $172,000 in 2008.

Income (loss) from operations – Net loss decreased by $4,219,000, or 131.6%, to a income from operations of $1,012,000 in the 2009 year from loss from operations of $3,207,000 in the 2008 year.

Interest and other expense (income) – Interest and other expense (income) in the 2009 period of $1,559,000 principally reflects $1,848,000 for an increase in the fair value of derivative financial instruments, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and $241,000 of interest expenses.  These expenses were partially reduced by $784,000 for reductions in the interest accrual for sales taxes and regulatory fees.

Interest and other expense (income) in 2008 of $4,108,000 principally reflects interest expense of $4,517,000 comprised of $2,732,000 for the accretion of the discount related to the Senior Secured Notes, $1,420,000 of accrued but unpaid interest expense related to the Senior Secured Notes and $268,000 of increases in the interest accrual related to the sales and use taxes and regulatory fees, $78,000 of interest related to capital leases and $19,000 of other interest.  Since there was a substantial modification of the terms of the Senior Secured Notes in the 2008 Private Placement, a loss of $1,816,000 was generated on the extinguishment of debt.  Amortization of deferred financing costs incurred in connection with the Senior Secured Notes was $448,000.  Those expenses are partially offset by $2,673,000 decrease in fair value of derivative financial instruments’ liability.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the years ended December 31, 2009 and 2008.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $6,768,000, or 92.5%, to $547,000 in the 2009 year from $7,315,000 in the 2008 year.

Gain on redemption of preferred stock – Our loss in 2009 of $64,000 in the redemption of Preferred Stock is comprised of the Preferred Stock Exchange in March 2009 in which we recognized a loss for the $1,999,000 excess of Series A-1 Preferred Stock Fair Value over the Series A Preferred Stock Carrying Amount in the 2009 period. In addition in the Preferred Stock Exchange in August 2009 we recognized a gain for the $1,935,000 excess of Series A-1 Preferred Stock Carrying Amount over the Series A-2 Preferred Stock Fair Value in the 2009 period.

In 2008, as a result of the Preferred Stock Exchange in November 2008, we recognized a gain for the $2,419,000 excess of Series C Carrying Amount over the Series A Fair Value during 2008.   For earnings per share calculations this gain, though credited to Paid in Capital, reduces the net loss attributable to common stockholders.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $611,000 or $0.01 per basic and diluted share in the 2009 year.  For the 2008 year, the net loss attributable to common stockholders was $4,896,000, or $0.11 per basic and diluted share.

Liquidity and Capital Resources

For the year ended December 31, 2009, we incurred a net loss attributable to common stockholders of $611,000 and although we generated cash from operations of $124,000 for the year ended December 31, 2009, we have had negative operating cash flows since our inception.  At December 31, 2009, we had cash of $587,000, a working capital deficit of $1,365,000 and an accumulated deficit of $162,405,000.   However, we have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010, amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements with a majority of the taxing authorities in which we had accrued sales and use taxes and regulatory fees. Based primarily on our March 2010 financing (see also Note 24), along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2011. There can be no assurances; however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed upon acceptable terms, it could have a material adverse effect on the Company.

Private Placement Transactions

Capital Raises

Over the last three years, with the most recent transaction occurring in March 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $3,000,000 by selling shares of the Company’s newly-created Perpetual Series B preferred stock (“Series B Preferred Stock”), (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes, which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock which ultimately became shares of the Company’s Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”).  In connection with those transactions the Company also exchanged shares of its previously issued preferred stock for ultimately, shares of Series A-2 Preferred Stock and Series B Preferred Stock.

Elimination of Dividends until January 2013 and Warrant Exchange

In August 2009, the Company entered into a transaction that resulted in the Company eliminating dividends on its Series A-2 Preferred Stock until January 2013 and issuing 17,372,000 shares of common stock in exchange for warrants to acquire 39,088,000 shares of common stock with an exercise price of $0.40.

March 2010 Private Placement

In March 2010, the Company entered into a series of transactions that resulted in the Company raising growth capital and exchanging shares of its outstanding Series A-2 Convertible Preferred Stock with an aggregate liquidation preference of $22,589,000 for a newly-created Series B Preferred Stock and for shares of common stock.

Pursuant to a Series B Preferred Stock Purchase Agreement, dated March 29, 2010 (the “Purchase Agreement”), the Company received approximately $3,000,000 of gross proceeds in a closing (the “Closing”) of a private placement of 30 shares of its Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Stated Value”) and a liquidation preference equal to the Stated Value together with all accrued and unpaid dividends.  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Stated Value together with all accrued and unpaid dividends.

Pursuant to that certain Series A-2 Preferred Exchange Agreement, dated March 29, 2010 (the “Series A-2 Exchange Agreement”), (i) 50 shares of Series B Preferred Stock with a liquidation preference of $5,000,000 were issued in exchange for 1,333 shares of Series A-2 Preferred Stock with a liquidation preference of $10,000,000 and (ii) 15,452,000 shares of common stock were issued in exchange for 1,545 shares of Series A-2 Preferred Stock with a liquidation preference of $11,589,000 (reflecting the issuance of common stock at $0.75 per share).

Pursuant to that certain Series A-2 Preferred Consent Agreement, dated March 29, 2009, (the “Series A-2 Consent Agreement”) the holders of at least two-thirds (2/3) of the Company’s Series A-2 Preferred Stock (i) consented to the creation of the Series B Preferred Stock, (ii) repeal and eliminate the applicability of any adjustment to the Conversion Price (as defined in the Series A-2 Certificate of Designation) that may be authorized in the Series A-2 Certificate of Designation in certain circumstances, and (iii) amend and alter the provisions of Section 3(a) of the Series A-2 Certificate of Designation to replace $3,000,000 with $7,000,000 at the end thereof so as to read, “obtain and utilize any line of credit, factoring arrangement or other similar financing arrangement in connection with servicing the Company’s receivables in an aggregate amount up to $7,000,000”.

Immediately following the closing of these transactions, the Company’s outstanding capital stock consisted of; 80,602,000 shares of common stock; 1,630 shares of Series A-2 Convertible Preferred Stock, which have an aggregate liquidation preference of $12,226,000 and are convertible into 16,302,000 shares of common stock at $0.75 per share; 80 shares of Series B Preferred Stock, which have an aggregate liquidation preference of $8,000,000 but are not convertible into common stock; options to employees; and warrants to acquire 1,703,000 shares at an exercise price of $0.40, which expire on November 25, 2013 and Financial Advisory Warrants described below.

Burnham Hill Partners LLC, acted as placement agent for the new financing and acted as financial advisor for the other transactions disclosed herein and received a fee of $210,000 at the Closing, which equaled seven (7%) percent of the gross proceeds received by the Company in the Closing.  Glowpoint also issued advisory warrants to Burnham Hill Partners LLC and/or its designees and assignees to purchase shares of common stock equal to one and two-tenths (1.2%) percent of the diluted common shares outstanding immediately following the closing of the above-described transactions at an exercise price of $0.632 per share, which equals 110% of the volume weighted average trading price for the ten days prior to the Closing, and are exercisable for a period of five years (the “Financial Advisory Warrants”).

Reduction of Fully Diluted Common Shares and Liquidation Preference

The Company’s equity following these transactions consists of (i) common stock, (ii) Series B Preferred Stock which is not convertible into common stock, (iii) Series A-2 Preferred Stock, which is convertible into common stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  The following is a summary of the activity of the Company’s shares of common stock and common stock equivalents as of December 31, 2009 and March 29, 2010 (000’s omitted):

	December 31, 2009	2010 Private Placement – Conversion of Series A-2 Preferred Stock	2010 Private Placement - Series B Preferred Stock Exchange	Expiration of Warrants	Other Transactions (Note 1)	March 29, 2010
Common Shares Outstanding	64,966	15,452	—	—	184	80,602
Series B Preferred Stock	—	—	—	—	—	—
Options	4,706	—	—	—	4	4,710
Warrants	3,464	—	—	(1,640)	(121)	1,703
Series A-2 Preferred Stock	45,087	(15,452)	(13,333)	—	—	16,302
Total	118,223	—	(13,333)	(1,640)	67	103,317

Note 1 – Includes issuances of restricted stock and options to employees and consultants and cashless exercise of warrants.  Does not include Advisory Warrants to be issued in the 2010 Private Placement.

The following is a summary of the activity of the Company’s liquidation preference for the shares of Series A-2 Preferred Stock and Series B Preferred Stock as of December 31, 2009 and March 29, 2010 (000’s omitted):

	December 31, 2009	2010 Private Placement - Series B Preferred Stock Exchange	2010 Private Placement – Conversion of Series A-2 Preferred Stock	2010 Private Placement - Sale of Series B Preferred Stock	March 29, 2010
Series B Preferred Stock	$—	$5,000	$—	$3,000	$8,000
Series A-2 Preferred Stock	33,815	(10,000)	(11,589)	—	12,226
Total	$33,815	$(5,000)	$(11,589)	$3,000	$20,226

Cash flows

At December 31, 2009, we had a working capital deficit of $1,365,000, compared to a working capital deficit of $4,225,000 at December 31, 2008, a decrease of $2,860,000.  We had $587,000 in cash at December 31, 2009, compared to $1,227,000 at December 31, 2008, a decrease of $640,000.

Net cash provided by operating activities was $124,000 for the 2009 year.  The primary components of the generation of funds were $3,456,000 from the net loss excluding non-cash charges and an increase of $970,000 in accounts payable and accrued expenses partially offset by a $3,452,000 decrease in sales taxes and regulatory fees, a $491,000 increase in accounts receivable and a $364,000 decrease in customer deposits and deferred revenue.

Cash used in investing activities in the 2009 year for the purchase of property, equipment and leasehold improvements was $1,213,000.

Cash provided by financing activities in the 2009 year was comprised of $1,800,000 received from the sale of our preferred stock and $17,000 received from the exercise of stock options, partially offset by our purchase of $750,000 of our Senior Secured Notes, $384,000 of costs related to the 2009 Private Placement and August 2009 Exchange and $234,000 of principal payments for a capital lease.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009.

Recent Accounting Pronouncements

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Glowpoint’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP, Glowpoint’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLP pursuant to temporary rules of the SEC that permit Glowpoint to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2009.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2009.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2009.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

None

Item 14.  Principal Accounting Fees and Services

Audit Fees

Amper, Politziner & Mattia, LLP (“Amper”), our principal accountant, billed us approximately $255,000 for professional services for the audit of our annual consolidated financial statements for the 2009 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2009 fiscal year and approximately $278,000 for the audit of our annual consolidated financial statements for the 2008 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2008 fiscal year.

Audit-Related Fees

In connection with services rendered for filing post-effective amendments to a registration statement in fiscal year 2008, Amper billed us approximately $10,000. Except for the foregoing and as reported in the paragraph immediately above, Amper did not bill us for any assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements. All of these fees were billed in connection with our filings with the Securities and Exchange Commission and attendance at audit committee meetings.

Tax Fees

In connection with tax advice, Amper did not render any professional services to us for tax compliance, tax advice and tax planning in the 2009 fiscal year.   Amper billed us approximately $6,000 but did not render any professional services to us for tax compliance and tax planning in the 2008 fiscal year.

All Other Fees

Amper did not bill us in the 2009 or 2008 fiscal years for any services or products other than Audit Fees, Audit-Related Fees and Tax Fees, as listed above.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares. (9)
3.4	Amended and Restated Bylaws. (3)
3.5	Amendment to Amended and Restated Bylaws (11)
4.1	Specimen Common Stock Certificate. (7)
4.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock. (9)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Glowpoint. (14)
4.4	Form of Series A-3 Warrant dated November 25, 2008. (14)
4.5	Form of Amendment to Warrants to Purchase Shares of Common Stock of Glowpoint, dated as of November 25, 2008. (14)
4.6	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Glowpoint. (16)
4.7	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock of Glowpoint. (18)
4.8	Form of Amendment to Series A-3 Warrant dated March 16, 2009. (16)
4.9	Form of Amendment to Series A-3 Warrant dated August 10, 2009. (18)
4.10	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Glowpoint. (19)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (2)
10.2	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (3)
10.3	Employment Agreement with David W. Robinson, dated May 1, 2006 (4)
10.4	Employment Agreement with Edwin F. Heinen, dated January 30, 2007. (5)
10.5	Employment Agreement Amendment with Edwin F. Heinen, dated April 24, 2007. (6)
10.6	Employment Agreement Amendment with David W. Robinson, dated April 24, 2007. (6)
10.7	Employment Agreement Amendment with Joseph Laezza, dated May 15, 2007. (6)
10.8	Glowpoint, Inc. 2007 Stock Incentive Plan. (8)
10.9	Employment Agreement Amendment with David W. Robinson, dated September 20, 2007. (9)
10.10	Exchange Agreement, dated September 21, 2007, between Glowpoint and the Holders set forth therein. (9)
10.11	Letter Agreement, dated as of December 18, 2007, amending the amended Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (10)
10.12	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated as of December 31, 2007, between Glowpoint and Vitamin Realty Associates, L.L.C. (12)
10.13	Employment Agreement Amendment with David W. Robinson dated April 30, 2008. (13)
10.14	Form of Series A Convertible Stock Purchase Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (14)
10.15	Form of Registration Rights Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (14)
10.16	Form of Note Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (14)
10.17	Form of Series C Preferred Consent and Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (14)
10.18	Employment Agreement Amendment with Joseph Laezza, dated November 24, 2008. (14)

10.19	Employment Agreement Amendment with Edwin F. Heinen, dated November 24, 2008. (14)
10.20	Form of Note Exchange Agreement, dated December 31, 2008, between Glowpoint and the holders set for the therein. (15)
10.21	Form of Series A-1 Convertible Stock Purchase Agreement, dated as of March 16, 2009, between Glowpoint and the purchasers set forth therein. (16)
10.22	Amendment No. 1 to Registration Rights Agreement, dated February 19, 2009. (16)
10.23	Form of Note Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (16)
10.24	Form of Securities Purchase Agreement, dated March 16, 2009, between Glowpoint and the holder set forth therein. (16)
10.25	Form of Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (16)
10.26	Employment Agreement Amendment with Joseph Laezza, dated March 12, 2009. (16)
10.27	Employment Agreement Amendment with Edwin F. Heinen, dated March 12, 2009. (16)
10.28	Employment Agreement Amendment with David W. Robinson, dated March 12, 2009. (16)
10.29	Form of Series A-1 Preferred Consent and Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.30	Form of Warrant Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.31	Form of Registration Rights Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.32	Form of Series B Stock Purchase Agreement, dated as of March 29, 2010, between Glowpoint and the purchasers set forth therein. (19)
10.33	Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein. (19)
10.34	Form of Series A-2 Preferred Consent Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein. (19)
10.35	Employment Agreement Amendment with Joseph Laezza, dated March 30, 2010. (21)
10.36	Employment Agreement Amendment with David W. Robinson, dated March 30, 2010. (21)
10.37	Employment Agreement Amendment with Edwin F. Heinen, dated March 30, 2010. (21)
10.38	Master Subcontracting Agreement between Polycom, Inc. and Glowpoint, Inc., dated November 26, 2007. (21)
10.39	Form of Restricted Stock Award Agreement (20) and Schedule of Recently Reported Restricted Stock Awards. (21)
17.1	Letter of Resignation from Aziz Ahmad, dated March 18, 2009. (16)
17.2	Letter of Resignation from Richard Reiss, dated March 18, 2009. (16)
17.3	Letter of Resignation from Bami Bastani, dated May 28, 2009. (17)
17.4	Letter of Resignation from Dean Hiltzik, dated May 28, 2009. (17)
21.1	Subsidiaries of Glowpoint, Inc. (12)
31.1	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer. (21)
31.2	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer. (21)
32.1	Section 1350 Certification of the Chief Executive Officer. (21)
32.2	Section 1350 Certification of the Chief Financial Officer. (21)
99.1	Press Release. (21)
———————
(1)	Filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.

(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Definitive Proxy on Schedule 14A filed with the Securities and Exchange Commission on July 30, 2007, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference.
(20) (21)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference. Filed herewith.

SIGNATURES

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as of this 31st day of March 2010 in the capacities indicated.

/s/ Joseph Laezza	Co-Chief Executive Officer and President (Principal Executive Officer)
Joseph Laezza

/s/ Edwin F. Heinen	Chief Financial Officer (Principal Financial and Accounting Officer)
Edwin F. Heinen

/s/ Grant Dawson	Director
Grant Dawson

/s/ James Lusk	Director
James Lusk

/s/ David W. Robinson	Director and Co-Chief Executive Officer
David W. Robinson

/s/ Peter Rust	Director
Peter Rust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

AMPER, POLITZINER & MATTIA, LLP

March 30, 2010
Edison, New Jersey

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)
	December 31,
ASSETS	2009	2008
Current assets:
Cash	$587	$1,227
Accounts receivable, net of allowance for doubtful accounts of $262 and $301, respectively	3,323	3,090
Prepaid expenses and other current assets	291	294
Total current assets	4,201	4,611
Property and equipment, net	2,682	2,533
Other assets	31	33
Total assets	$6,914	$7,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,232	$2,367
Accrued expenses	879	842
Accrued sales taxes and regulatory fees	888	4,535
Customer deposits	308	606
Deferred revenue	259	325
Current portion of capital lease	—	161
Total current liabilities	5,566	8,836

Long term liabilities:
Accrued sales taxes and regulatory fees, less current portion	195	—
Senior Secured Notes, net of discount of $240	—	1,482
Capital lease, less current portion	—	72
Total long term liabilities	195	1,554
Total liabilities	5,761	10,390

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 7,500 shares authorized and convertible; 4,509 and 3,790 shares issued and outstanding recorded at fair value (liquidation value of $33,815 and $28,423), respectively (see Note 12 for information related to Insider Purchasers – related parties)	14,275	11,574
Common stock, $.0001 par value; 150,000,000 shares authorized; 66,531,087 and 48,374,954 shares issued; 64,966,196 and 46,810,063 shares outstanding, respectively	7	5
Additional paid-in capital	150,659	172,000
Accumulated deficit	(162,405)	(185,409)
	2,536	(1,830)
Less: Treasury stock, 1,564,891 shares at cost	(1,383)	(1,383)
Total stockholders’ equity (deficit)	1,153	(3,213)
Total liabilities and stockholders’ equity (deficit)	$6,914	$7,177

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2009	2008
Revenue	$26,540	$24,537

Operating expenses:
Network and infrastructure	11,838	12,762
Global managed services	7,476	5,849
Sales and marketing	3,193	3,382
General and administrative	4,465	4,662
Depreciation and amortization	1,056	1,261
Sales taxes and regulatory fees	(2,500)	(172)
Total operating expenses	25,528	27,744
Income (loss) from operations	1,012	(3,207)

Interest and other expense (income):
Interest (income) expense, net, including $0 and $141 of expense, respectively, for Insider Purchasers	(543)	4,517
Amortization of deferred financing costs, including $46 for Insider Purchasers	—	448
Loss on extinguishment of debt, including $0 and $99, respectively, for Insider Purchasers	254	1,816
Increase (decrease) in fair value of derivative financial instruments’ liability, including $0 and $86, respectively, for Insider Purchasers	1,848	(2,673)
Total interest and other expense, net	1,559	4,108
Net loss	(547)	(7,315)
(Loss) gain on redemption of preferred stock	(64)	2,419
Net loss attributable to common stockholders	$(611)	$(4,896)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.01)	$(0.11)

Weighted average number of common shares:
Basic and diluted	52,938	45,477

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2009 and 2008
(In thousands)
					Series A-2
			Additional	Accum-	(Note A)
	Common Stock		Paid In	ulated	Preferred Stock		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Total
Balance at January 1, 2008	47,630	$5	$162,300	$(178,094)	—	$—	1,565	$(1,383)	$(17,172)
Stock-based compensation - restricted stock	745	—	394	—	—	—	—	—	394
Stock-based compensation - stock options	—	—	353	—	—	—	—	—	353
Warrants issued in connection with the 2008 Private Placements	—	—	4,853	—	—	—	—	—	4,853
Series A Convertible Preferred Stock issued in connection with the 2008 Private Placements	—	—	—	—	4	11,574	—	—	11,574
Gain on redemption of Series C preferred stock	—	—	2,419	—	—	—	—	—	2,419
Costs related to 2008 private placements	—	—	(538)	—	—	—	—	—	(538)
Gain on elimination of derivative liabilities	—	—	2,219	—	—	—	—	—	2,219
Net loss for the year	—	—	—	(7,315)	—	—	—	—	(7,315)
Balance at December 31, 2008	48,375	$5	$172,000	$(185,409)	4	$11,574	1,565	$(1,383)	$(3,213)
Cumulative effect of reclassification of warrants (ASC Topic 815)	—	—	(26,173)	23,551	—	—	—	—	(2,622)
Balance at January 1, 2009, as adjusted	48,375	5	145,827	(161,858)	4	11,574	1,565	(1,383)	(5,835)
Stock-based compensation - restricted stock	735	—	277	—	—	—	—	—	277
Stock-based compensation - stock options	—	—	279	—	—	—	—	—	279
Loss on redemption of Series A Preferred Stock	—	—	(1,999)	—	—	1,999	—	—	—
August 2009 Warrant Exchange	17,372	2	(2)	—	—	—	—	—	—
Exercise of stock options	49	—	17	—	—	—	—	—	17
Series A-1 Preferred Stock issued in connection with the 2009 Private Placement	—	—	—	—	1	2,637	—	—	2,637
Elimination of derivative liabilities	—	—	4,751	—	—	—	—	—	4,751
Gain on redemption of Series A-1 Preferred Stock	—	—	1,935	—	—	(1,935)	—	—	—
Costs related to 2009 Private Placement, warrant and Preferred Stock exchange	—	—	(426)	—	—	—	—	—	(426)
Net loss for the year	—	—	—	(547)	—	—	—	—	(547)
Balance at December 31, 2009	66,531	$7	$150,659	$(162,405)	5	$14,275	1,565	$(1,383)	$1,153

Note A – In March 2009 the shares of Series A Preferred Stock outstanding at December 31, 2008 were exchanged for an equal number of shares of newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”).  In August 2009 the shares of Series A-1 Preferred Stock then outstanding were exchanged for an equal number of shares of newly-created Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock”).

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(547)	$(7,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056	1,261
Bad debt expense	258	257
Loss on extinguishment of debt	254	1,816
Amortization of deferred financing costs	—	448
Accretion of discount on Senior Secured Notes	23	2,732
Loss on disposal of equipment	8	77
Expense recognized for the decrease in the estimated fair value of derivative financial instruments’ liability	1,848	(2,673)
Stock-based compensation	556	568
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable .	(491)	(801)
Prepaid expenses and other current assets	3	54
Other assets	2	(5)
Accounts payable	865	793
Accrued expenses	105	1,112
Accrued sales taxes and regulatory fees .	(3,452)	524
Customer deposits	(298)	(107)
Deferred revenue	(66)	(5)
Net cash provided by (used in) operating activities .	124	(1,264)

Cash flows from investing activities:
Purchases of property and equipment	(1,213)	(1,179)
Net cash used in investing activities	(1,213)	(1,179)

Cash flows from financing activities:
Proceeds from preferred stock offering, including $0 and $13 from Insider Purchaser, respectively	1,800	1,825
Proceeds from exercise of stock options	17	—
Principal payments for capital lease	(234)	(125)
Purchase of Senior Secured Notes	(750)	—
Costs related to private placements and preferred stock and warrant exchange	(384)	(342)
Net cash provided by financing activities	449	1,358
Decrease in cash	(640)	(1,085)
Cash at beginning of year	1,227	2,312
Cash at end of year	$587	$1,227

Supplement disclosures of cash flow information:
Cash paid during the year for interest	$80	$100

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2009	2008
Non-cash investing and financing:
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	$1,076	$—
Exchange of Senior Secured Notes for Series A Preferred Stock	—	10,802
Redemption of Series C Preferred Stock	—	4,330
Gain on elimination of derivative liability	—	2,219
Additional Senior Secured Notes issued as payment for interest including $0 and $48 for Insider Purchasers, respectively	55	1,459
Costs related to private placements incurred by issuance of placement agent warrants	42	196

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 - The Business

       “Glowpoint's mission is to enable a global community where video communications is a part of everyday life.”

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a carrier-grade provider of managed services for telepresence and video conferencing.  Our suite of robust managed services empower organizations to seamlessly and consistently communicate via video over any network and with any video technology platform, enabling them to sharply boost the impact and productivity of their internal and external communications while at the same time reduce their on-going operating costs and total cost of ownership.  Glowpoint supports thousands of video endpoints in more than 35 countries and our managed video and global business-to-business (“B2B”) exchange services are driving video collaboration for Fortune® 500 companies, governmental and educational institutions, and media and entertainment broadcasters. Glowpoint also provides resale and wholesale programs, including private-labeled (branded) resale options for manufacturers, carriers, unified communications providers, and integrators seeking to offer this service as a value-add to their collaboration and communications offerings.

Glowpoint’s core service offerings include video operations (“VNOC”) managed service, business-to-business exchange, video conferencing services, and professional services.   A critical differentiator of Glowpoint is that our solutions are hardware agnostic and network neutral, supporting all recognized video standards across any IP network. As such, regardless of the video conferencing or telepresence equipment purchased or the network connecting it, Glowpoint’s services may be applied.

Glowpoint’s core value proposition for customers includes driving wide adoption and usage of video communications, increasing their return on investment, lower their total cost of ownership, and providing access to expertise and skills not available elsewhere.  Glowpoint provides an alternative to capital intensive, premise-based infrastructure, which customers typically have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of the video communications throughout their business.  Glowpoint has become the recognized leader of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enabling organizations to drive wide adoption.

Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Liquidity

 For the year ended December 31, 2009, we incurred a net loss attributable to common stockholders of $611,000 and although we generated cash from operations of $124,000 for the year ended December 31, 2009, we have had negative operating cash flows since our inception.  At December 31, 2009, we had cash of $587,000, a working capital deficit of $1,365,000 and an accumulated deficit of $162,405,000.   However, we have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010, amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements with a majority of the taxing authorities in which we had accrued sales and use taxes and regulatory fees. Based primarily on our March 2010 financing (see also Note 24), along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2011. There can be no assurances; however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed upon acceptable terms, it could have a material adverse effect on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Beginning with the filing of these financial statements, we have decided to report our operations using the following financial statement format, which we believe provides readers with a better understanding of our operating cost components.  Over the last year, Glowpoint has continued to see a shift in the market to our managed video service offering, which includes, among other things, VNOC, TEN exchange services, conferencing and event based services, technology hosting and management, and professional service.  As a result, we expect less network resales going forward.  The revenues for these managed video services increased to $2,888,000 in 2009 from $391,000 in 2008.   The primary cost component of the managed service offering is associated with systems, process and people, as opposed to underlying carrier network costs associated with our legacy billable subscriber line services.  In 2009, we increased the expenses associated with VNOC managed service in order to deliver upon contracts won, increase our Network Operations Center resource coverage to support 24x7 service coverage, and staff accordingly for delivery of pipeline business opportunities.  As we analyzed the repositioning of our business and the resulting operating cost changes, we concluded that these operating costs needed to be more identifiable to the reader and better match our current and future business operations.  We believe that this new financial statement format will provide greater visibility into our operations as we transform from the dependency on the resale of network and facilities to a managed video services provider and provider of hosted cloud based services for video applications.  Prior year amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  We do not obtain collateral from our customers to secure accounts receivable.

Fair value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and derivative instruments to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.  See Note 18 for additional discussion.

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

In April 2009, the FASB updated ASC topic 825, “Financial Instruments” (“ASC Topic 825”) which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the amended provisions of ASC Topic 825 effective June 30, 2009 and has included the required disclosures in Note 9.

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

As part of the August 2009 Warrant and Preferred Stock Exchange (See Note 9), all 40,912,000 of the warrants to acquire shares of common stock with an exercise price of $0.40 (the “$0.40 Warrants”) were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the provisions that protect holders from a decline in the stock price (or “Down-round” provisions) and the need to account for a derivative liability for these warrants.   Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.    The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at December 31, 2009.

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

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs.   For the years ended December 31, 2009 and 2008 we included in revenues taxes billed to customers of $1,893,000 and $1,935,000, respectively.   For the years ended December 31, 2009 and 2008 we included in operating costs - network and infrastructure taxes paid to taxing authorities of $1,812,000 and $1,885,000, respectively.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the year ended December 31, 2009 and 2008, no impairment losses were recorded.

Capitalized Software Costs

The Company incurred costs for the development of its “Customer Connect” software that is to be sold, leased or licensed to third parties in the future.  All software development costs have been appropriately accounted for as required by ASC topic 985 “Software”.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  The Company did not capitalize any software development costs for the years ended December 31, 2009 and 2008.  Software development costs were being amortized over 24 months beginning in September 2007, when the product became available for general release to customers and the capitalization of software costs ceased.  As of December 31, 2008, the remaining $63,000 of unamortized capitalized software costs were written off since the net realizable value of the capitalized software was not realizable. For the year ended December 31, 2009, we did not amortize any capitalized software to cost of revenues.  For the year ended December 31, 2008, we amortized $94,000, to depreciation and amortization.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software”.  Capitalized software costs are included in “Property and Equipment” on our consolidated Balance Sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed immediately.  For the years ended December 31, 2009 and 2008 we capitalized internal-use software costs of $473,000 and $138,000, respectively. For the years ended December 31, 2009 and 2008 we recorded amortization of $65,000 and $12,000, respectively. For the years ending December 31, 2010 through 2013 we expect to amortize $171,000, $179,000, $158,000 and $26,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

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

Income Taxes

We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the years ended December 31, 2009 and 2008 is the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible preferred stock have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Stock-based Compensation

Stock based awards have been appropriately accounted for as required by ASC topic 718 “Compensation – Stock Compensation” (“ASC topic 718”), under ASC topic 718 share based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period.  The Company values its stock based awards using the Black-Scholes option pricing model.

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2009 and 2008:

	2009	2008
Risk free interest rate	2.0%	2.9%
Expected option lives	5 Years	5 Years
Expected volatility	113.3%	97.0%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.33	$0.31

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Prepaid maintenance contracts	$113	$112
Deferred installation costs	97	76
Prepaid insurance	40	40
Other prepaid expenses	41	66
	$291	$294

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008	Estimated Useful Life
Network equipment and software	$9,593	$9,200	3 to 5 Years
Computer equipment and software	2,571	2,356	3 to 4 Years
Bridging equipment	2,008	2,008	5 Years
Leasehold improvements	296	255	Note A
Office furniture and equipment	451	324	5 Years
	14,919	14,143
Accumulated depreciation and amortization	(12,237)	(11,610)
	$2,682	$2,533

Note A – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Note 5 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and related penalties and interest and (ii) sales taxes and regulatory fees collected from customers and to be remitted to taxing authorities. Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances.  Prior to October 2006, we may not have been properly collecting and remitting all such taxes and regulatory fees and, as a result, we accrued a liability based on what sales taxes and regulatory fees we thought would be applicable to our business.. We used estimates when accruing our sales and use tax and regulatory fee liability, including interest and penalties, and assumed, among other things, various credits we expect to receive from taxing authorities and/or our underlying service providers.  All of our tax positions are subject to audit.  While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ.

Beginning in 2007, we began proactively contacting various taxing authorities and voluntarily disclosing potential tax liabilities, a process that continues to date and have continually revised what sales taxes and regulatory fees are applicable to our business.  The settlement terms from this voluntarily disclosure program, all of which are subject to audit, have resulted in paying significantly less than the total amounts accrued due to, among other things, offsets allowed, the avoidance of penalties, and contracting for limited look-back periods.

A summary of accrued sales taxes and regulatory fees as of, and changes during the years ended December 31, 2009 and 2008 (in thousands):
	Settlements to be remitted to taxing authorities	Accrued sales taxes and regulatory fees	Collected sales taxes and regulatory fees	Total
January 1, 2008	$—	$3,611	$400	$4,011
Collections, net of payments	—	—	188	188
Refunds	—	525	—	525
Payments	—	(285)	—	(285)
Net Adjustments to accrual (Note A)	—	96	—	96
December 31, 2008	—	3,947	588	4,535
Collections, net of payments	—	—	45	45
Settlements with tax authorities	926	(293)	(633)	—
Payments	—	(213)	—	(213)
Net Adjustments to accrual (Note A)	—	(3,284)	—	(3,284)
December 31, 2009	$926	$157	$—	$1,083
Less amounts included in long term liabilities	(195)	—	—	(195)
December 31, 2009 – current portion	$731	$157	$—	$888

Note A – Based on the results of the voluntary disclosure programs, expiration of certain statute of limitations for look back periods, settlements with taxing authorities, completion of successful audits, the passage of time and the Company’s historical experience in collecting and remitting these taxes, the Company has adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  Adjustments to the accrual consist of the following for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Change in estimate	$1,829	$(309)
Settlements from amnesty programs	812	—
Expiration of statute of limitations	529	213
Settlements from audits	114	—
	$3,284	$(96)

The adjustment to the sales tax and regulatory fee accrual for the years ended December 31, 2009 and 2008 were allocated in the statement of operations as follows (in thousands):

	2009	2008
Sales taxes and regulatory fees	$(2,500)	$(172)
Interest (income) expense	(784)	268
	$(3,284)	$96

Note 6 - Accrued Expenses

Accrued expenses consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Accrued compensation	$610	$502
Accrued communication costs	182	187
Accrued professional fees	30	71
Accrued interest	—	9
Other accrued expenses	57	73
	$879	$842

Note 7 – 2008 Private Placement Transactions

In November and December 2008, the Company entered into a series of transactions to recapitalize its balance sheet, raise funds, eliminate the derivative liabilities, extend the maturity date of the Senior Secured Notes and limit the related interest rate (the “2008 Private Placements”).   In March 2009 (see Note 8), the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock.  The following is a summary of the components of the 2008 Private Placement transactions (in thousands except shares):

	Sale of Series A Preferred Stock	Preferred Stock Exchange	Senior Secured Note Exchange	Elimination of Derivative Liability	Senior Secured Note Modification	Placement Agent Warrant Fee	Total
Consideration received:
Gross proceeds – cash	$1,825	$—	$—	$—	$—	$—	$1,825
Senior Secured Notes	$—	$—	$(10,802)	$—	$—	$—	$(10,802)
Series C Preferred Stock surrendered:
Shares	—	(475)	—	—	—	—	(475)
Carrying amount	$—	$(4,330)	$—	$—	$—	$—	$(4,330)

Consideration provided to holders:
Series A-3 Warrants issued:
Shares	2,281	—	12,377	—	2,384	1,000	18,042
Carrying amount	$448	$—	$2,516	$1,225	$468	$196	$4,853

Series A Preferred Stock issued:
Shares	456	633	2,701	—	—	—	3,790
Carrying amount	$1,377	$1,911	$8,286	$—	$—	$—	$11,574

Sales of Series A Preferred Stock

In the 2008 Private Placements, the Company received $1,825,000 of gross proceeds in an initial closing of 456 shares of its newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series A-3 warrants having an exercise price of $0.40 per share (the “Series A-3 Warrants”) to acquire an aggregate of 2,281,000 shares of common stock pursuant to a Series A Convertible Preferred Stock Purchase Agreement.

We accounted for the issuance of the Series A-3 Warrants to acquire 2,281,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, which were issued to acquire the 456 shares Series A Preferred Stock, at fair value.   The $448,000 estimated fair value of these warrants, using the Black-Scholes method (see Note 18) on the date of the sale and was charged to the Series A Convertible Preferred Stock and credited to Paid in Capital.

The Series A Preferred Stock was recorded in the balance sheet at $1,377,000 which is the gross cash received less the $448,000 fair value of the Series A-3 warrants issued in the sale.

Preferred Stock Exchange

In the 2008 Private Placements, the holders of the Company’s Series C Convertible Preferred Stock (i) consented to the creation of the Series A Preferred Stock and (ii) were issued an aggregate of 633 shares of Series A Preferred Stock, having a Stated Value of $4,748,000, in exchange for an aggregate of 475 shares of the Company’s Series C Convertible Preferred Stock, which also had a Stated Value of $4,748,000 (the “2008 Preferred Stock Exchange”).   The book value of the Series C Convertible Preferred Stock was $4,330,000.  The Series A Preferred Stock was recorded in the balance sheet at $1,911,000 which was the fair value of the Series A Preferred Stock.

We accounted for the 2008 Preferred Stock Exchange as a redemption which requires that the excess of the carrying amount of the Series C Preferred Stock (the “Series C Carrying Amount”) over the fair value of the Series A Preferred Stock (the “Series A Fair Value”) be subtracted from net loss to arrive at net loss attributable to common stockholders.  The Series C Carrying Amount of $4,330,000 is based on the recorded fair value.  The Series A Carrying Amount of $1,911,000 is based on a fair value of $3,000 for each of the 633 shares of Series A Preferred Stock exchanged in the transaction.  The $2,419,000 excess of Series C Carrying Amount over the Series A Fair Value is recognized in our consolidated statement of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

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

We accounted for the issuance of Series A-3 Warrants to acquire 12,377,000 shares of common stock at $0.40 with expiration dates of November 25 or December 31, 2013, which were issued to exchange the Senior Secured Notes into Series A Preferred Stock at fair value, using the Black-Scholes method.   The $2,516,000 estimated fair value of these warrants at the date of the exchange was charged to the Series A Convertible Preferred Stock and credited to Paid in Capital.

The Series A Preferred Stock was recorded in the balance sheet at $8,286,000 which is the value of the Senior Secured Notes exchanged less the $2,516,000 fair value of the Series A-3 Warrants issued in the exchange.

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

We accounted for the elimination of the derivative liability and reduction of the exercise price and the extension of the expiration date of 19,525,000 previously issued warrants at fair value, using the Black-Scholes method.   The gain on the elimination of the derivative liability of $2,338,000, along with the $1,106,000 gain on the elimination of the derivative liability related to the February 2004 capital raise reduced by the $1,225,000 estimated fair value of this modification of these warrants at the date of the financings over the fair value of these warrants at their original terms resulted in a credit to Paid in Capital.

Senior Secured Note Modification

We accounted for the issuance of Series A-3 Warrants to acquire 2,384,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, which were issued to amend the remaining notes at fair value.   The $468,000 estimated fair value, using the Black-Scholes method, is based on the fair value of these warrants at the date of the amendment.  The $468,000 fair value of this modification was treated as a discount of the remaining notes and was expensed, using the effective interest method, over the 22 month period to the maturity date of September 30, 2010 remaining notes (see Note 9).

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

Placement Agent Warrant Fee

Burnham Hill Partners, acted as placement agent and financial advisor for the 2008 Private Placements and received fees of $128,000, which equaled seven (7%) percent of the gross proceeds received by the Company, and is entitled to a fee of $150,000 in cash, $75,000 of which was paid in 2008 and the remaining $75,000 was paid in March 2009.

Glowpoint also issued advisory warrants to Burnham Hill Partners and/or its designees and assignees to purchase 1,000,000 shares of common stock at an exercise price of $0.40 per share and agreed to consolidate all prior warrant issuances to Burnham Hill Partners, its designees and assignees, into a single warrant per such holder with the same terms as the Series A-3 Warrants.

We accounted for the issuance of Series A-3 Warrants to Burnham Hill Partners to acquire 1,000,000 shares of common stock at $0.40 with an expiration date of November 25, 2013, at fair value, using the Black-Scholes method.   The $196,000 estimated fair value of these warrants at the date of the amendment was charged to Paid in Capital.

The cash and non-cash costs for Burnham Hill Partners, legal and professional fees for the 2008 Private Placements, which were charged to Paid in Capital, are as follows (in thousands):

Total Costs
Cash financing costs:
Burnham Hill Partners placement agent fees	$203
Legal and other professional fees	139
342
Non-cash financing costs:
Burnham Hill Partners placement agent warrants	196
$538

Note 8 – 2009 Private Placement Transactions

In March 2009 the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placement”).  The following is a summary of the components of the 2009 Private Placement transactions (in thousands except shares):

	Sale of Series A-1 Preferred Stock	Preferred Stock Exchange	Senior Secured Note Exchange	Senior Secured Note Purchase	Placement Agent Warrant Fee	Total
Consideration received by Company:
Cash:
Amount received	$1,800	$—	$—	$(750)	$—	$1,050
Senior Secured Notes:
Carrying amount	$—	$—	$(1,076)	$(713)	$—	$(1,789)
Series A Preferred Stock:
Shares	—	(3,790)	—	—	—	(3,790)
Carrying amount	$—	$(11,574)	$—	$—	$—	$(11,574)

Consideration provided to holders:
Series A-3 Warrants issued:
Shares	2,250	—	594	—	500	3,344
Carrying amount	$189	$—	$50	$—	$42	$281

Series A-1 Preferred Stock issued:
Shares	450	3,790	269	—	—	4,509
Carrying amount	$1,611	$13,573	$1,026	$—	$—	$16,210

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

March 2009 Preferred Stock Exchange

In the 2009 Private Placement, the holders of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) (i) consented to the creation of the Series A-1 Preferred Stock and (ii) were issued an aggregate of 3,790 shares of Series A-1 Preferred Stock, having a Stated Value of $28,423,000, in exchange for an aggregate of 3,790 shares of the Company’s Series A Preferred Stock, which also had a Stated Value of $28,423,000 (“March 2009 Preferred Stock Exchange”).   The book value of the Series A Preferred Stock exchanged was $11,574,000. The Series A-1 Preferred Stock received in the transaction was recorded in the balance sheet at $13,573,000 which is the fair value of the Series A-1 Preferred Stock.

We accounted for the March 2009 Preferred Stock Exchange as a redemption that requires that the excess of the fair value of the Series A-1 Preferred Stock (the “Series A-1 Fair Value”) over the carrying amount of the Series A Preferred Stock (the “Series A Carrying Amount”) should be added to net loss to arrive at net loss attributable to common stockholders.  The Series A Carrying Amount of $11,574,000 is based on the recorded fair value.  The Series A-1 Carrying Amount of $13,572,000 is based on applying the $3,582 fair value of each share of Series A-1 Preferred Stock sold in the 2009 Private Placement to each share of Series A-1 Preferred Stock issued in the March 2009 Preferred Stock Exchange.  The $1,999,000 excess of Series A-1 Fair Value Series over the Series A Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common shareholders.

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
$328

Note 9 – August 2009 Warrant and Preferred Stock Exchange

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

In order to eliminate dividends on its convertible preferred stock until January 1, 2013, the Series A-2 Preferred Stock was created and all of the outstanding shares the Company’s Series A-1 Preferred Stock were exchanged on a one-for-one basis (the “August 2009 Preferred Stock Exchange”).  The holders of the Company’s Series A-1 Preferred Stock (i) consented to the creation of the Series A-2 Preferred Stock and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock (see Note 12).

	Preferred Stock Exchange	Warrant Exchange	Total
Consideration received by Company:
Series A-1 Preferred Stock:
Shares	(4,509)	—	(4,509)
Carrying amount	$(16,210)	$—	$(16,210)
Series A-3 Warrants: Shares	—	39,088	39,088

Consideration provided to holders:
Common Stock :
Shares	—	17,372	17,372
Carrying amount	$—	$2	$2

Series A-2 Preferred Stock issued:
Shares	4,509	—	4,509
Carrying amount	$14,275	$—	$14,275

We accounted for the August 2009 Preferred Stock Exchange of 4,509 shares of Series A-1 Preferred Stock with an equal number of shares of Series A-2 Preferred Stock as a redemption that requires that the excess of the fair value of the Series A-2 Preferred Stock (the “Series A-2 Fair Value”) over the carrying amount of the Series A-1 Preferred Stock (the “Series A-1 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-1 Carrying Amount of $16,210,000 is based on the recorded fair value.  The Series A-2 Fair Value of $14,275,000 was determined by the Company based on the net present value of the components of the Series A-2 Preferred Stock.  The $1,935,000 excess of Series A-1 Carrying Amount over the Series A-2 Fair Value is recognized in our consolidated statements of operations as a “Gain on Redemption of Preferred Stock” and subtracted from our net loss to arrive at the net loss attributable to common shareholders.

The holders of the Warrants were issued one share of common stock for warrants to acquire 2.25 shares of common stock, rounding to the nearest whole share. As a result, 17,372,000 shares of common stock were issued in exchange for warrants to acquire 39,088,000 shares of common stock.

As part of the August 2009 Warrant and Preferred Stock Exchange, all 40,912,000 of the $0.40 Warrants to acquire shares of common stock were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the Down-round provisions and the need to account for a derivative liability for these warrants.   Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.    The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at December 31, 2009 (see Note 11)

The Company agreed to register the shares of common stock issued pursuant to the exchange of the Warrants or issued upon conversion of the Series A-2 Preferred Stock to the extent such shares of common stock could not be resold pursuant to Rule 144 promulgated pursuant the Securities Act of 1933, as amended.

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
Note 10 - Senior Secured Notes

Senior Secured Notes and Senior Secured Notes Discount

In March and April 2006 and September 2007, we issued our Senior Secured Notes in private placements to private investors. The September 2007 private placement also included several officers and directors of the Company (“Insider Purchasers”).  In November 2008, the holders of $10,802,000 of the Senior Secured Notes, including the Insider Purchasers, exchanged them for 2,701 shares of Series A Preferred Stock.  Activity for the Senior Secured Notes and Senior Secured Notes discount during the year ended December 31, 2009 and as of December 31, 2008 and December 31, 2009 was as follows (in thousands):
	December 31, 2008	2009 Activity	2009 Private Placements Entries, Net	December 31, 2009
Principal of Senior Secured Notes:
2006 Private Placements	$1,500	$—	$(1,500)	$—
Senior Secured Notes issued as payment for interest	222	55	(277)	—
	1,722	55	(1,777)	—
Discount:
Series A-3 warrants	(260)	—	260	—
	(260)	—	260	—
Accretion of discount	20	23	(43)	—
	(240)	23	217	—
Senior Secured Notes, net of discount	$1,482	$78	$(1,560)	$—

During the years ended December 31, 2009 and 2008, the accretion of discount was $23,000 and $2,732,000, respectively.

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

In accordance with ASC Topic 815, the Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $23,551,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of ASC Topic 815 and the amounts recognized in the consolidated balance sheet upon the initial application of ASC Topic 815. The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC Topic 815 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC Topic 815 had been applied from the issuance date of the instruments. In the August 2009 Exchange the need to account for a derivative liability was eliminated.  On August 11, 2009, the date of the August 2009 Exchange, the Company measured the fair value of these instruments, and recorded a $1,157,000 charge to the statement of operations for the year ended December 31, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

During the year ended December 31, 2009, an increase of $1,848,000 in the fair value of the derivative liabilities was recorded in other income and expense.   During the year ended December 31, 2008, a decrease of $2,673,000 in the fair value of the derivative liabilities was recorded in other income and expense.

As part of the August 2009 Warrant and Preferred Stock Exchange, all 40,912,000 of the $0.40 Warrants to acquire shares of common stock were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the Down-round provisions and the need to account for a derivative liability for these warrants.   Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock and the remaining 1,824,000 $0.40 Warrants are outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the $0.40 Warrants, was then transferred to Paid In Capital.   The 1,640,000 warrants which expire in March 2010 still have Down-round provisions but the derivative liability was immaterial at December 31, 2009.

Activity for derivative liabilities during the year ended December 31, 2009 and as of December 31, 2009 and 2008 was as follows (in thousands):
	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase in Fair Value	Elimination of Derivative Liability	December 31, 2009
Derivative financial instrument – warrants	$—	$2,546	$281	$1,797	$(4,624)	$—
Derivative financial instrument – warrants – insider purchasers	—	76	—	51	(127)	—
	$—	$2,622	$281	$1,848	$(4,751)	$—

Note 12 - Interest (Income) Expense, Net

The components of interest (income) expense, net for the years ended December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Interest (Income) Expense:
Accretion of discount on Senior Secured Notes	$23	$2,591
Accretion of discount on Senior Secured Notes, Insider Purchasers	—	141
Interest on Senior Secured Notes	57	1,376
Interest on Senior Secured Notes, Insider Purchasers	—	44
Adjustment of interest accrual for sales and use taxes and regulatory fees	(784)	268
Interest expense for capital lease	42	78
Other interest (income) expense	119	19
Interest (income) expense, net	$(543)	$4,517

Note 13 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Currently, we have 7,500 shares of Series A-2 Preferred Stock authorized, of which 4,509 shares are issued and outstanding as of December 31, 2009, and 4,000 shares of Series D convertible preferred stock authorized, none of which are issued.  We still have 7,500 shares of Series A Preferred Stock currently authorized, none of which are outstanding, but we expect to file a Certificate of Elimination with the Delaware Secretary of State eliminating this class of stock.   We have no other classes of preferred stock.  Only the Series A-2 Preferred Stock is outstanding as of December 31, 2009.

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

The following is a summary of the activity for the Company’s preferred stock during the year ended December 31, 2009 and as of December 31, 2008 and December 31, 2009 (in thousands except preferred stock shares):

	Series A as of December 31, 2008 Note A	2009 Private Placement	Series A & A-1 Exchange Note B	Series A-1 & A-2 Exchange Note C	Series A-2 as of December 31, 2009
Shares of Preferred Stock:
Investors	3,675	719	—	—	4,394
Insider Purchasers	115	—	—	—	115
	3,790	719	—	—	4,509
Book Value:
Investors	$11,226	$2,637	$1,934	$(1,886)	$13,911
Insider Purchasers	348	—	65	(49)	364
	$11,574	$2,637	$1,999	$(1,935)	$14,275

Liquidation Value:
Investors	$27,560	$5,392	$—	$—	$32,952
Insider Purchasers	863	—	—	—	863
	$28,423	$5,392	$—	$—	$33,815

Note A – Share, book value and liquidation value amounts for Mr. Brandofino have been reclassified into the Investors totals (see Note 23).

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

Series D Convertible Preferred Stock

The Series D convertible preferred stock does not have any voting rights, but is convertible into Glowpoint’s common stock and is entitled to any liquidating distribution to holders of common stock. All of the Senior Secured Notes, the Series A warrants, as amended, the Series A-2 warrants and the Series A Preferred Stock are convertible or exercisable, as the case may be, into our common stock, but provide that, unless specifically waived by such holder, in no event shall any holder of such securities own more than 4.99% or 9.99% of our outstanding common stock. In the event a holder would own more than either percentage upon conversion or exercise and does not waive such ownership cap, we will issue Series D convertible preferred stock for the amount above such limitation. The holder may then convert Series D convertible preferred stock into common stock in the future as permitted by the ownership limitations or upon waiver of such restriction.  The Series D convertible preferred stock is classified in Stockholders’ Deficit.  No shares of Series D convertible preferred stock have been issued as of December 31, 2009.

Note 14 - Stock options

In our stock option plans the exercise price of the awards are established by the administrator of the plan and, in the case of ISOs issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”), 3,000,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of incentive stock options (“ISOs”) to employees.   Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2009, options to purchase a total of 1,845,000 shares were outstanding and 438,000 shares remained available for future issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (the “2000 Plan”), as amended, 4,400,000 shares of common stock have been reserved for issuance thereunder. The 2000 Plan permits the grant of incentive stock options (“ISOs”) to employees or employees of our subsidiaries. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2009, options to purchase a total of 2,833,000 shares were outstanding and 1,091,000 shares remained available for future issuance under the 2000 Plan.

1996 Stock Option Plan

Under the 1996 Stock Option Plan (the “1996 Plan”), as amended and then terminated in December 2006, 2,475,000 shares of common stock had been reserved for issuance thereunder.  The 1996 Plan provided for the granting of options to officers, directors, employees and advisors.  No options were granted under the 1996 Plan in the years ended December 31, 2009 and 2008. As of December 31, 2009, options to purchase a total of 8,000 shares were outstanding.

Options outside our Qualified Plans

We have also issued stock options outside of our qualified plans in prior years, though none in the years ended December 31, 2009 and 2008. At December 31, 2009, options to purchase a total of 20,000 shares were outstanding.

Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2009 and 2008, is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2008	4,213	$1.47	2,519	$2.06
Granted	892	0.43
Exercised	—	0.00
Expired	—	0.00
Forfeited	(132)	0.58
Options outstanding, December 31, 2008	4,973	1.31	3,334	1.72
Granted	1,155	0.43
Exercised	(49)	0.42
Expired	(98)	3.50
Forfeited	(1,275)	2.12
Options outstanding, December 31, 2009	4,706	$0.84	2,910	$1.08

Shares of common stock available for future grant under Company plans	1,529

Additional information as of December 31, 2009 with respect to all outstanding options is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.20 – 0.40	1,301	8.20	$0.36	550	$0.36
0.41 – 0.50	1,109	8.45	0.45	417	0.43
0.51 – 0.65	1,088	7.72	0.60	738	0.59
0.66 – 1.19	671	5.01	1.14	668	1.14
1.27 – 5.50	537	3.42	2.89	537	2.89
$0.20 – 5.50	4,706	7.15	$0.84	2,910	$1.08

A summary of nonvested options as of, and changes during the years ended December 31, 2009 and 2008, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2008	1,695	$0.46
Granted	892	0.31
Vested	(828)	0.51
Forfeited	(120)	0.42
Nonvested options outstanding, December 31, 2008	1,639	0.36
Granted	1,155	0.33
Vested	(793)	0.35
Forfeited	(205)	0.36
Nonvested options outstanding, December 31, 2009	1,796	$0.34

Stock option compensation expense is allocated as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Global managed services	$122	$115
Sales and marketing	38	64
General and administrative	119	174
	$279	$353

There was no income tax benefit recognized for stock-based compensation for the years ended December 31, 2009 and 2008.  No compensation costs were capitalized as part of the cost of an asset.

The intrinsic value of vested options at December 31, 2009 and 2008 was $361,000 and $1,000, respectively.  The intrinsic value of unvested options at December 31, 2009 and 2008 was $430,000 and $6,000, respectively.

The remaining unrecognized stock-based compensation expense at December 31, 2009 was $351,000 and will be amortized over a weighted average life of 1.51 years.

Note 15 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2009 and 2008, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2008	1,027	$0.54
Granted	745	0.47
Vested	(552)	0.55
Forfeited	—	0.00
Unvested restricted shares outstanding, December 31, 2008	1,220	0.49
Granted	1,225	0.34
Vested	(793)	0.42
Forfeited	(490)	0.50
Unvested restricted shares outstanding, December 31, 2009	1,162	$0.38

Restricted stock compensation costs are allocated as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Global managed services	$21	$14
General and administrative	249	372
Sales and marketing	7	8
	$277	$394

There was no income tax benefit recognized for stock-based compensation for the year ended December 31, 2009.  No compensation costs were capitalized as part of the cost of an asset.

Note 16 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of December 31, 2009 and 2008, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2008	22,975	$0.86
Granted	18,042	0.40
Exercised	—	—
Forfeited	(100)	0.50
Warrants outstanding, December 31, 2008	40,917	0.54
Granted	3,344	0.40
Exercised	—	—
Exchanged – Note 9	(39,088)	0.40
Forfeited	(1,709)	2.56
Warrants outstanding, December 31, 2009	3,464	$0.97

Additional information as of December 31, 2009 with respect to outstanding warrants, all of which are exercisable, is as follows (warrants in thousands):

Exercise Price	Number Outstanding	Expiration Date	Subject to Anti-dilution Protection
$0.40	1,824	11/25/2013	Yes
1.61	1,640	3/14/2010	No
	3,464

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the years ended December 31, 2009 and 2008:

	2009	2008
Risk free interest rate	2.69%	1.55%
Warrant lives	5 Years	5 Years
Expected volatility	113.9%	108.8%
Expected dividend yields	None	None

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

Note 17 – Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. For the years ending December 31, 2009 and 2008, the following potential shares of common stock that could have been issuable upon conversion have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (000’s omitted):

	December 31,
	2009	2008
Series A-2 Preferred Stock	45,087	—
Warrants	3,464	40,917
Options	4,706	4,973
Unvested restricted stock	1,162	1,220
Senior Secured Notes	—	3,463
Series A Preferred Stock	—	37,898
	54,419	88,471

Note 18 – Fair Value Disclosures

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

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at December 31, 2009 were as follows (in thousands):

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Increases (decreases) during the year ended December 31, 2009
Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$1,848

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Increases (decreases) during the year ended December 31, 2009
Liabilities:
Balance as of January 1, 2009	$2,622
Initial measurement of warrants issued in the period	281
Elimination of derivative liability	(4,751)
Increase in fair value of derivative liability of warrants	1,848
Balance as of December 31, 2009	$—

The method for calculating the fair value of each warrant group is the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants and fair value in thousands):

	Original Value	November 2008	December 31, 2008	March 2009	August 2009
Number of warrants	40,917	18,042	40,917	3,344	44,262
Exercise price	$0.97	$0.40	$0.54	$0.40	$0.53
Risk free interest rate	3.3%	2.1%	0.7%	1.0%	0.7%
Expected warrant lives in years	5.0	5.0	1.9	1.8	1.3
Expected volatility	102.7%	105.7%	132.3%	139.0%	143.3%
Expected dividend yields	None	None	None	None	None
Fair value per share	$0.64	$0.20	$0.06	$0.08	$0.11
Common stock price	$0.83	$0.27	$0.15	$0.17	$0.23
Fair value of warrants	$26,173	$448	$2,622	$281	$4,763

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the year ended December 31, 2009 were as follows (in thousands):

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

Note 19 - Income Taxes

We had no tax provision for the years ended December 31, 2009 and 2008.  Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2009 and 2008 as shown in the following table (in thousands):

	2009	2008
U.S. federal income taxes at the statutory rate	$(186)	$(2,487)
State taxes, net of federal effects	(33)	(439)
Nondeductible expenses	885	2,449
Expired state operating loss carry forwards	1,333	—
Non-recognizable income	—	(3,074)
Beneficial conversion feature	—	216
Other	(7)	—
Change in valuation allowance	(1,992)	3,335
	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 is presented below (in thousands):

Deferred tax assets:	2009	2008
Tax benefit of operating loss carry forward	$48,760	$48,739
Reserves and allowances	168	1,700
Accrued expenses	73	149
Goodwill	453	524
Warrants issued for services	457	742
Equity based compensation	994	996
Fixed assets	64	111
Total deferred tax assets	50,969	52,961

Deferred tax liability:
Fair value adjustments to derivative financial instruments	-	-
Deferred tax assets and liability, net	50,969	52,961
Valuation allowance	(50,969)	(52,961)
Net deferred tax assets	$—	$—

We and our subsidiaries file federal tax returns on a consolidated basis and separate state tax returns. At December 31, 2009, we have net operating loss (“NOL”) carry-forwards of $127,579,000 for federal income tax purposes which expire in various amounts through 2029. At December 31, 2009, we have net NOL carry-forwards of $91,825,000 for state income tax purposes which expire in various amounts through 2028. The utilization of our NOL (the “Limited NOLs”) for federal income tax purposes sustained by Glowpoint may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially constrained.

Effective January 1, 2007, the Company adopted ASC topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2009 and 2008.

The federal and state tax returns for the years ending December 31, 2006, 2007 and 2008 are currently open and the tax returns for the year ended December 31, 2009 will be filed in September 2010.

Note 20 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who met minimum age and service requirements. The plan was non-contributory on our part.  Employer contributions to the 401(k) plan for the years ended December 31, 2009 and 2008 were $0 and $54,000, respectively.

Note 21 - Related Party Transactions

The Company provides video services to a company in which one of our directors is an officer (the “Video Services”).   The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner. The Company receives software development from a firm in which one of our prior directors, who resigned in March 2009, is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. The fees incurred for consulting and tax services and software development (the “Consulting Services”) are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for Consulting Services.

Consulting Services and Video Services are as follows for the year ended December 31, 2009 (in thousands):

	December 31,
	2009	2008
Consulting Services	$26	$180

Video Services	$305	$293

Note 22 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  For the year ended December 31, 2009, 15.3% of revenues were derived from a major customer. For the year ended December 31, 2008 there were no major customers. Accounts receivable from this major customer represented 22.8% of total accounts receivable as of December 31, 2009. The loss of this customer would have an adverse affect on the Company’s operations.

Note 23 - Commitments and Contingencies

Employment Agreements

Co –Chief Executive Officer, Executive Vice President, Business Development and General Counsel - In May 2006, we entered into a two-year employment agreement with David W. Robinson, which was subsequently been amended several times with a current expiration date January 31, 2012.   Under the agreement, Mr. Robinson is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the Compensation Committee, which goals and metrics shall be updated on an annual basis.  Compensation expense of $267,000 and $262,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2009 and 2008.  Either we or Mr. Robinson may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Robinson is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Robinson’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.  In March 2009, Mr. Robinson was appointed Co-Chief Executive Officer, a member of the Board and was granted 270,000 shares of restricted stock and options to acquire 180,000 shares of common stock all of which vest upon the earlier of a change of control and the third anniversary of grant.

Co –Chief Executive Officer, President and Chief Operating Officer – In March 2004, we entered into an employment agreement with Joseph Laezza under which he became the Vice President, Operations which was subsequently been amended several times with a current expiration date January 31, 2012.  Under that agreement, Mr. Laezza is entitled to an annual base salary and, subject to the sole discretion of our Compensation Committee, annual incentive bonus in an amount equivalent to forty percent (40%) of his then-annual base salary, taking into consideration the achievement of goals and metrics established by the Compensation Committee, which goals and metrics shall be updated on an annual basis.  Compensation expense of $259,000 and $256,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2009 and 2008.  Either we or Mr. Laezza may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Laezza is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Laezza’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.   In March 2009, Mr. Laezza was appointed Co-Chief Executive Officer, a member of the Board and was granted 270,000 shares of restricted stock and options to acquire 180,000 shares of common stock all of which vest upon the earlier of a change of control and the third anniversary of grant.

Chief Financial Officer - In January 2007, we entered into a two-year employment agreement with Edwin F. Heinen.  This agreement has been subsequently amended several times to extend the expiration date to January 31, 2012.  Under the employment agreement, Mr. Heinen is entitled to a base salary of not less than $200,000 per calendar year and, subject to the sole discretion of our Compensation Committee, he is eligible to receive an annual incentive bonus of up to 40% of his base salary, taking into consideration the achievement of goals and metrics established by the Compensation Committee, which goals and metrics shall be updated on an annual basis. Compensation expense of $212,000 and $212,000, comprised of base salary and the incentive bonus, was recorded during the years ended December 31, 2008 and 2007.  Either we or Mr. Heinen may terminate his employment at any time, for any reason or no reason at all; however, if Mr. Heinen is terminated without cause or resigns for good reason (as defined) or if he dies, he is entitled to twelve months of his then-annual base salary, as well as the pro-rated amount of incentive compensation due as of the effective date of termination and one year of accelerated vesting of the restricted stock under the employment agreement. If Mr. Heinen’s employment is terminated with cause or if he voluntarily resigns, he is entitled to his base salary and other benefits through the last day actually worked.  In March 2009, Mr. Heinen was granted 210,000 shares of restricted stock and options to acquire 140,000 shares of common stock all of which vest upon the earlier of a change of control and the third anniversary of grant.

In March 2009, the Company announced the voluntary resignation of Michael Brandofino as Glowpoint’s Chief Executive Officer and a member of the Board of Directors.  Joseph Laezza and David W. Robinson were appointed Co-Chief Executive Officers.  The Company also entered into a Separation Agreement with Mr. Brandofino that provided, among other things, salary continuation for a stated period and a grant of 400,000 shares of restricted stock (replacing the May 2007 grant of restricted stock) that vest upon the earlier of a change of control and the second anniversary of grant.  In connection with his voluntary resignation, Mr. Brandofino was paid severance of approximately $225,000 over the following nine months and other benefits (e.g., grants of new restricted stock, extension of period to exercise vested options, etc.) valued at approximately $70,000.

The following is a summary of the activity for the year ending, and as of, December 31, 2009, for costs for Mr. Brandofino and two members of the Board of Directors who resigned in March 2009 (in thousands):

Severance pay plus payroll taxes	$300
Restricted stock award and extension of exercise period for vested options	57
Other benefits and costs	36
393
Less:
Amounts paid or vested	(318)
Reduction in severance amounts	(75)
Accrual as of December 31, 2009	$-

Operating Leases

We lease several facilities under operating leases expiring through 2012. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2009, and 2008 were $312,000, and $312,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31
2010	$260
2011	96
2012	19
$375

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

Note 24 – Subsequent Event

March 2010 Private Placement

In March 2010, the Company entered into a series of transactions that resulted in the Company raising growth capital and exchanging shares of its outstanding Series A-2 Convertible Preferred Stock with an aggregate liquidation preference of $22,589,000 for a newly-created Perpetual Series B Preferred Stock (“Series B Preferred Stock “) and for shares of common stock.

Pursuant to a Series B Preferred Stock Purchase Agreement, dated March 29, 2010 (the “Purchase Agreement”), the Company received approximately $3,000,000 of gross proceeds in a closing (the “Closing”) of a private placement of 30 shares of its Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Stated Value”) and a liquidation preference equal to the Stated Value together with all accrued and unpaid dividends.  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Stated Value together with all accrued and unpaid dividends.

Pursuant to that certain Series A-2 Preferred Exchange Agreement, dated March 29, 2010 (the “Series A-2 Exchange Agreement”), (i) 50 shares of Series B Preferred Stock with a liquidation preference of $5,000,000 were issued in exchange for 1,333 shares of Series A-2 Preferred Stock with a liquidation preference of $10,000,000 and (ii) 15,452,000 shares of common stock were issued in exchange for 1,545 shares of Series A-2 Preferred Stock with a liquidation preference of $11,589,000 (reflecting the issuance of common stock at $0.75 per share).

Pursuant to that certain Series A-2 Preferred Consent Agreement, dated March 29, 2009, (the “Series A-2 Consent Agreement”) the holders of at least two-thirds (2/3) of the Company’s Series A-2 Preferred Stock (i) consented to the creation of the Series B Preferred Stock, (ii) repeal and eliminate the applicability of any adjustment to the Conversion Price (as defined in the Series A-2 Certificate of Designation) that may be authorized in the Series A-2 Certificate of Designation in certain circumstances, and (iii) amend and alter the provisions of Section 3(a) of the Series A-2 Certificate of Designation to replace $3,000,000 with $7,000,000 at the end thereof so as to read, “obtain and utilize any line of credit, factoring arrangement or other similar financing arrangement in connection with servicing the Company’s receivables in an aggregate amount up to $7,000,000”.

Immediately following the closing of these transactions, the Company’s outstanding capital stock consisted of; 80,602,000 shares of common stock; 1630 shares of Series A-2 Convertible Preferred Stock, which have an aggregate liquidation preference of $12,226,000 and are convertible into 16,302,000 shares of common stock at $0.75 per share; 80 shares of Series B Preferred Stock, which have an aggregate liquidation preference of $8,000,000 but are not convertible into common stock; options to employees; and warrants to acquire 1,703,000 shares at an exercise price of $0.40, which expire on November 25, 2013 and Financial Advisory Warrants described below.

Burnham Hill Partners LLC, acted as placement agent for the new financing and acted as financial advisor for the other transactions disclosed herein and received a fee of $210,000 at the Closing, which equaled seven (7%) percent of the gross proceeds received by the Company in the Closing.  Glowpoint also issued advisory warrants to Burnham Hill Partners LLC and/or its designees and assignees to purchase shares of common stock equal to one and two-tenths (1.2%) percent of the diluted common shares outstanding immediately following the closing of the above-described transactions,  at an exercise price of $0.632 per share, which equals 110% of the volume weighted average trading price for the ten days prior to the Closing, and are exercisable for a period of five years (the “Financial Advisory Warrants”).