Form 10-Q
period 2010-03-31
GLOWPOINT INC
filed 2010-05-13
CIK 746210

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Number)

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of May 13, 2010 was 81,758,380.

GLOWPOINT, INC

*	The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements filed as an exhibit to our Report on Form 10-K on March 31, 2010.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,985	$587
Accounts receivable, net of allowance for doubtful accounts of $210 and $262, respectively	3,426	3,323
Prepaid expenses and other current assets	453	291
Total current assets	6,864	4,201
Property and equipment, net	2,728	2,682
Other assets	31	31
Total assets	$9,623	$6,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,513	$3,232
Accrued expenses	1,079	879
Accrued sales taxes and regulatory fees	852	888
Customer deposits	326	308
Deferred revenue	269	259
Total current liabilities	6,039	5,566
Long term liabilities:
Accrued sales taxes and regulatory fees, less current portion	148	195
Total long term liabilities	148	195
Total liabilities	6,187	5,761

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 80 and 0 shares issued and outstanding recorded at liquidation value	8,000	—
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,630 and 4,509 shares issued and outstanding recorded at fair value, respectively (liquidation value of $12,226 and $33,815, respectively) (see Note 9 for information related to Insider Purchasers – related parties)	5,161	14,275
Common stock, $.0001 par value;150,000,000 shares authorized; 80,606,232 and 66,531,087 shares issued; 80,606,232 and 64,966,196 shares outstanding, respectively	8	7
Additional paid-in capital	153,283	150,659
Accumulated deficit	(163,016)	(162,405)
	3,436	2,536
Less: Treasury stock, 0 and 1,564,891 shares at cost	—	(1,383)
Total stockholders’ equity	3,436	1,153
Total liabilities and stockholders’ equity	$9,623	$6,914

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$6,721	$6,442

Operating expenses:
Network and Infrastructure	2,943	2,964
Global managed services	2,052	1,868
Sales and marketing	892	780
General and administrative	1,143	1,608
Depreciation and amortization	266	271
Sales taxes and regulatory fees	—	(90)
Total operating expense	7,296	7,401
Loss from operations	(575)	(959)

Interest and other expense:
Interest expense	36	147
Loss on extinguishment of debt	—	254
Increase in fair value of derivative financial instruments’ liability, including $0 and $31, respectively, for Insider Purchasers	—	1,125
Total interest and other expense	36	1,526
Net loss	(611)	(2,485)
Loss on redemption of preferred stock	(778)	(1,999)
Net loss attributable to common stockholders	$(1,389)	$(4,484)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.02)	$(0.10)

Weighted average number of common shares:
Basic and diluted	64,241	45,700

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2010
(In thousands except Series B Preferred Shares)

(Unaudited)

	Series B		Series A-2				Additional	Accum-
	Preferred Stock		Preferred Stock		Common Stock		Paid In	ulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2010	—	$—	5	$14,275	66,531	$7	$150,659	$(162,405)	1,565	$(1,383)	$1,153
Net loss	—	—	—	—	—	—	—	(611)	—	—	(611)
Stock-based compensation - stock options	—	—	—	—	—	—	61	—	—	—	61
Stock-based compensation - restricted stock	—	—	—	—	112	—	56	—	—	—	56
2010 Preferred Stock Exchange	50	5,000	(1)	(4,222)	—	—	(778)	—	—	—	—
Warrants issued in connection with 2010 Private Placement	—	—	—	—	—	—	443	—	—	—	443
Conversion of Preferred Stock	—	—	(2)	(4,892)	15,452	1	4,891	—	—	—	—
Cashless exercise of warrants	—	—	—	—	56	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	20	—	7	—	—	—	7
Sale of Series B Preferred Stock	30	3,000	—	—	—	—	—	—	—	—	3,000
Cancellation of treasury stock	—	—	—	—	(1,565)	—	(1,383)	—	(1,565)	1,383	—
Costs related to 2010 Private Placement and Preferred Stock exchange	—	—	—	—	—	—	(673)	—	—	—	(673)
Balance at March 31, 2010	80	$8,000	2	$5,161	80,606	$8	$153,283	$(163,016)	—	$—	$3,436

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from Operating Activities:
Net loss	$(611)	$(2,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	266	271
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	—	1,125
Bad debt expense	82	31
Accretion of discount on Senior Secured Notes	—	23
Loss on disposal of equipment	—	2
Loss on extinguishment of debt	—	254
Stock-based compensation	117	174
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(185)	(432)
Prepaid expenses and other current assets	(162)	(55)
Accounts payable	281	859
Customer deposits	18	—
Accrued expenses, sales taxes and regulatory fees	117	521
Deferred revenue	10	48
Net cash (used in) provided by operating activities	(67)	336

Cash flows from Investing Activities:
Purchases of property and equipment	(312)	(341)
Net cash used in investing activities	(312)	(341)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	3,000	1,800
Proceeds from exercise of stock options	7	—
Principal payments for capital lease	—	(38)
Purchase of Senior Secured Notes	—	(750)
Costs related to private placement	(230)	(221)
Net cash provided by financing activities	2,777	791

Increase (decrease) in cash and cash equivalents	2,398	786
Cash and cash equivalents at beginning of period	587	1,227
Cash and cash equivalents at end of period	$2,985	$2,013

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$108	$36

Non-cash investing and financing activities:
Costs related to private placement incurred by issuance of placement agent warrants	$443	$133
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	$—	$1,076
Additional Senior Secured Notes issued as payment for interst	$—	$55

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(Unaudited)

 Note 1 - Basis of Presentation

The Business

“Glowpoint's mission is to enable a global community where video communications is a part of everyday life.”

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a carrier-grade provider of managed services for telepresence and video conferencing. Glowpoint supports thousands of video endpoints in more than 35 countries and our managed video services are driving video collaboration for Fortune® 500 companies, governmental and educational institutions, and media and entertainment broadcasters. Glowpoint also provides resale and wholesale programs, including private-labeled (branded) resale options for manufacturers, carriers, unified communications providers, and integrators seeking to offer this service as a value-add to their collaboration and communications offerings.

Glowpoint’s suite of cloud-based and managed video services are intended to enable organizations to dramatically increase the return on investment of their installed video communications infrastructure by reducing the total cost of ownership, drive increased adoption and utilization, enhance productivity and interaction across the enterprise and substantially reduce direct travel-related costs and associated downtime.  A critical differentiator of Glowpoint is that our solutions are hardware agnostic and network neutral; supporting all recognized video standards across any IP network. As such, the benefits of Glowpoint’s solutions can be realized regardless of the video conferencing or telepresence equipment purchased or the network connecting it.

For enterprises implementing video communications, Glowpoint provides an alternative to capital intensive, premise-based infrastructure, where customers typically have had to purchase for the video environment, and offers specialized tools, services and expertise necessary to drive the wide adoption of video as a collaboration tool throughout their business.  Glowpoint has become the recognized leader in the rapidly growing market for global managed video and business to business services and solutions.

Liquidity

For the three months ended March 31, 2010, we incurred a net loss attributable to common stockholders of $1,389,000, of which $778,000 was related to non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placement (as defined in Note 4), and had a negative cash flow from operations of $67,000.  At March 31, 2010, we had $2,985,000 of cash, $825,000 of working capital and an accumulated deficit of $163,016,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 in connection with the 2010 Private Placement, as needed to fund operations and provide growth capital.  In addition to our financing activity, we also recently amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our March 2010 financing (see also Note 4), along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least June 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed upon acceptable terms, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2010 (the “Audited 2009 Financials”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2009 Financials for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the three months ended March 31, 2010.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Beginning with the filing of our financial statements for the year ended December 31, 2009, we decided to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its Core Revenue over time will become less dependent on the provision of network as we continue to see a demand shift toward services that include Telepresence interExchange, VNOC, event-based and other professional services. As a result, we expect that network and related costs will continue to decrease as a percentage of revenues in future periods.  We believe that this new financial statement format will provide greater visibility into our operations.  Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

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

Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.

Accounting Standards Updates

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of guidance required for the period beginning January 1, 2010; however, adoption of this amendment did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. We adopted this amendment for the interim period ended March 31, 2010.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations.  Derivatives are recognized in the consolidated balance sheets at fair value as required by ASC topic 815“Derivatives and Hedging” (“ASC Topic 815”).  The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.  As a result of the Company’s adoption of ASC Topic 815, effective January 1, 2009, all of the then outstanding warrants were accounted for as derivatives.

In August 2009, all of the then outstanding warrants to acquire shares of common stock with an exercise price of $0.40 (the “$0.40 Warrants”) were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the provisions that protect holders from a decline in the stock price (or “Down-round” provisions) and the need to account for a derivative liability for these warrants.   As of March 31, 2010 the Company does not have any derivative liabilities.

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

Related Party Transactions

The Company provides managed video services to a company in which one of our directors is an officer (the “Video Services”).  The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner. The Company receives software development from a firm in which one of our prior directors, who resigned in March 2009, is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. The fees incurred for consulting and tax services and software development (the “Consulting Services”) are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for Consulting Services.

Related-party Consulting Services and Video Services are as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Consulting Services	$—	$17

Video Services	$77	$83

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs.  For the three months ended March 31, 2010 and 2009 we included in revenues, taxes billed to customers of $505,000 and $446,000, respectively.  For the three months ended March 31, 2010 and 2009, we included in operating costs - network and infrastructure, taxes paid to taxing authorities of $479,000 and $438,000, respectively.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment”.  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the three months ended March 31, 2010 and 2009, no impairment losses were recorded.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software”.  Capitalized software costs are included in “Property and Equipment” on our consolidated Balance Sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed immediately.  For the three months ended March 31, 2010 and 2009, we capitalized internal-use software costs of $92,000 and $75,000, respectively. For the three months ended March 31, 2010 and 2009, we recorded amortization of $49,000 and $32,000, respectively.

Note 3 – 2009 Private Placement Transactions

In March 2009, the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining senior secured notes for shares of preferred stock (the “2009 Private Placement”).  In the 2009 Private Placement as a result of prepaying or exchanging all senior secured notes, we recognized a $254,000 loss on extinguishment of debt which was recorded in other income and expense in our condensed consolidated statement of operations.  In addition, as required by ASC topic 260 “Earnings Per Share” (“ASC Topic 260”), we recognized a $1,999,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations which is added to our net loss to arrive at the net loss attributable to common shareholders.

Note 4 – 2010 Private Placement Transactions

In March 2010, the Company entered into a series of transactions that resulted in the Company raising growth capital and exchanging 2,879 shares of its outstanding Series A-2 Convertible Preferred Stock for shares of a newly-created non-convertible Series B Preferred Stock and for shares of common stock (the “2010 Private Placement”).

The following are the components 2010 Private Placement and the cash, number of the shares of Series A-2 Preferred Stock, Series B Preferred Stock, common stock and warrants issued or exchanged in each component (000s omitted except for Series A-2 and Series B Preferred Shares):
	2010 Preferred Stock Sale	2010 Preferred-B Stock Exchange	2010 Preferred-Common Stock Exchange	Placement Agent Warrant Fee	Total
Consideration received by Company:
Cash:
Gross proceeds	$3,000	$—	$—	$—	$3,000
Series A-2 Preferred Stock received:
Shares	—	1,334	1,545	—	2,879
Book value	$—	$4,222	$4,892	$—	$9,114

Consideration provided to holders:
Warrants issued:
Shares	—	—	—	1,181	1,181
Book value	$—	$—	$—	$443	$443
Series B Preferred Stock issued:
Shares	30	50	—	—	80
Book value	$3,000	$5,000	$—	$—	$8,000
Common Stock issued:
Shares	—	—	15,452	—	15,452
Book value	$—	$—	$1	$—	$1
Paid in Capital	$—	$—	$4,891	$—	$4,891

Sale of Series B Preferred Stock

In the 2010 Private Placement, the Company received $3,000,000 of gross proceeds for the issuance of 30 shares of its newly-created Series B Preferred Stock (the “2010 Preferred Stock Sale”). The Series B Preferred Stock was recorded in the balance sheet at $3,000,000, which is the gross cash received in the sale and is also its liquidation value.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Series B Stated Value”) and a liquidation preference equal to the Series B Stated Value together with all accrued and unpaid dividends.  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Series B Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Series B Stated Value together with all accrued and unpaid dividends.

Preferred Stock Exchanges

In the 2010 Private Placement, 50 shares of Series B Preferred Stock with a liquidation preference of $5,000,000 were issued in exchange for 1,334 shares of Series A-2 Preferred Stock with a liquidation preference of $10,000,000 (the “2010 Preferred-B Stock Exchange”)

We accounted for the 2010 Preferred-B Stock Exchange as a redemption that requires that the excess of the fair value of the Series B Preferred Stock (the “Series B Fair Value”) over the carrying amount of the Series A-2 Preferred Stock (the “Series A-2 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-2 Carrying Amount of $4,222,000 is based on the recorded fair value.  The Series B Fair Value of $5,000,000 is based on applying the $100,000 sale price of each share of Series B Preferred Stock sold in the 2010 Private Placement to each share of Series B Preferred Stock issued in the 2010 Preferred-B Stock Exchange.  The $778,000 excess of Series B Fair Value over the Series A-2 Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common shareholders.

In the 2010 Private Placement, 1,545 shares of Series A-2 Preferred Stock were exchanged for 15,452,000 shares of common stock (the “2010 Preferred-Common Stock Exchange”).  Each of the Series A-2 Preferred Stock shares were exchanged for 10,000 shares of common stock, which is consistent with the Series A-2 Preferred Stock Certificate of Designation.

We accounted for the 2010 Preferred-Common Stock Exchange by taking the Series A-2 Carrying Amount of $4,892,000 and allocating $1,000 to the par value of common stock and the balance of $4,891,000 the additional paid in capital.

Placement Agent Fee

In connection with the 2010 Preferred Stock Sale, we paid our financial advisor a placement agent fee of $210,000.  In connection with the 2010 Preferred Stock Sale, the 2010 Preferred Stock-B Exchange and 2010 Preferred-Common Stock Exchange, Glowpoint issued warrants to its financial advisor and/or its designees and assignees to purchase approximately 1,181,000 shares of common stock (such amount being equal to one and two-tenths (1.2%) percent of the diluted common shares outstanding immediately following the closing of the above-described transactions), at an exercise price of $0.632 per share (such amount equal to 110% of the volume weighted average trading price for the ten days prior to such closing), and exercisable for a period of five years (the “Financial Advisory Warrants”).  The method for calculating the $443,000 fair value of the Financial Advisory Warrants is the Black-Scholes option pricing model with the following weighted average assumptions as of (number of warrants and fair value in thousands):

Risk free interest rate	2.6%
Expected warrant lives in years	5.0
Expected volatility	113.6%
Estimated forfeiture rate	None
Expected dividend yields	None
Fair value per share	$0.38
Common stock price	$0.48

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model by 25%.

The cash and non-cash costs, including fees paid to our financial advisor and other legal and professional fees in connection with the 2010 Private Placements and above associated transactions, were charged to Paid in Capital as follows (in thousands):
Total Costs
Cash financing costs:
Placement agent fee	$210
Legal and other professional fees	20
230
Non-cash financing costs:
Financial advisory warrants	443
$673

Note 5 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at March 31, 2010 and 2009 was $267,000 and $31,000, respectively.  Options exercised during the three months ended March 31, 2010 and 2009 were 20,000 and 0, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Risk free interest rate	2.4%	1.7%
Expected option lives	5 Years	5 Years
Expected volatility	113.5%	112.0%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$0.57	$0.27

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options and forfeiture rates are estimated based on the Company’s exercise and employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected life of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes during the three months ended March 31, 2010 (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2010	4,706	$0.84	2,910	$1.08
Granted	144	0.70
Exercised	(20)	0.38
Expired	—	—
Forfeited	(120)	1.59
Options outstanding, March 31, 2010	4,710	$0.82	2,830	$1.05

Stock option compensation expense is allocated as follows for the three months ended March 31, 2010 and 2009 (in thousands):
	Three Months Ended March 31,
	2010	2009
Global managed services	$34	$26
Sales and marketing	10	13
General and administrative	17	38
	$61	$77

The remaining unrecognized stock-based compensation expense for options at March 31, 2010 was $362,000, of which $57,000 will only be expensed upon a “change in control” and the remaining $305,000 will be amortized over a weighted average period of 1.3 years.

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2010 and 2009.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of, and changes during the three months ended March 31, 2010, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2010	1,162	$0.38
Granted	112	0.71
Vested	(99)	0.60
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2010	1,175	$0.39

Restricted stock compensation expense is allocated as follows for the three months ended March 31, 2010 and 2009 (in thousands):
	Three Months Ended March 31,
	2010	2009
Global managed services	$5	$5
Sales and marketing	1	3
General and administrative	50	89
	$56	$97

 The remaining unrecognized stock-based compensation expense for restricted stock at March 31, 2010 was $312,000, of which $72,000 will only be expensed upon a “change in control” and the remaining $240,000 will be amortized over a weighted average period of 1.6 years.

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2010 and 2009, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 7 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changed during the three months ended March 31, 2010, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2010	3,464	$0.97
Granted	1,181	0.63
Exercised	(120)	0.40
Forfeited	(1,640)	1.61
Warrants outstanding, March 31, 2010	2,885	$0.50

Additional information as of March 31, 2010 with respect to outstanding warrants, all of which are exercisable, is as follows (warrants in thousands):

Exercise Prices	Number Outstanding	Expiration Date	Subject to Anti-dilution Protection
$0.40	1,704	11/25/2013	Yes
0.63	1,181	3/29/2015	Yes
	2,885

Note 8 – Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the three months ended March 31, 2010 and 2009 is the same as basic loss per share.  For the three months ending March 31, 2010 and 2009, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (000’s omitted):

	March 31,
	2010	2009
Series A-2 Preferred Stock	16,302	—
Series A-1 Preferred Stock	—	45,087
Warrants	2,885	44,262
Options	4,710	5,406
Unvested restricted stock	1,175	1,394
	25,072	96,149

Note 9 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. The following is a summary of preferred stock authorized, issued and outstanding as of March 31, 2010:

Preferred Stock Class	Shares Authorized	Shares Issued and Outstanding
Series B	100	80
Series A-2	7,500	1,630
Series D	4,000	—

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Series B Stated Value”), a liquidation preference equal to the Series B Stated Value.  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Series B Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Series B Stated Value together with all accrued and unpaid dividends.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $0.75.  Therefore, each share of Series A-2 Preferred Stock is convertible into 10,000 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B Preferred Stock but is senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value.  Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.

The following is a summary of the activity for the Company’s preferred stock during the three months ended March 31, 2010 and as of December 31, 2009 and March 31, 2010 (in 000s except Series A-2 and Series B Preferred Stock shares):

	December 31, 2009	2010 Preferred Stock Sale	2010 Preferred-B Stock Exchange (Note A)	2010 Preferred-Common Stock Exchange	March 31, 2010
Shares of Preferred Stock:
Series B Preferred Stock:
Investors	—	30	50	—	80

Series A-2 Preferred Stock:
Investors	4,394	—	(1,334)	(1,545)	1,515
Insider Purchasers	115	—	—	—	115
	4,509	—	(1,334)	(1,545)	1,630

Book Value:
Series B Preferred Stock:
Investors	$—	$3,000	$5,000	$—	$8,000

Series A-2 Preferred Stock:
Investors	$13,911	$—	$(4,222)	$(4,892)	$4,797
Insider Purchasers	364	—	—	—	364
	$14,275	$—	$(4,222)	$(4,892)	$5,161
Total book value	$14,275	$3,000	$(4,222)	$(4,892)	$13,161

Liquidation Value:
Series B Preferred Stock:
Investors	$—	$3,000	$5,000	$—	$8,000

Series A-2 Preferred Stock:
Investors	$32,952	$—	$(10,000)	$(11,589)	$11,363
Insider Purchasers	863	—	—	—	863
	$33,815	$—	$(10,000)	$(11,589)	$12,226
Total liquidation value	$33,815	$3,000	$(5,000)	$(11,589)	$20,226

Note A – In the 2010 Private Placement, 1,334 shares of the Series A-2 Preferred Stock were exchanged for 50 shares of Series B Preferred Stock.  The resulting $778,000 loss on the redemption of the Series A-2 Preferred Stock was charged to Additional Paid in Capital.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that ASC Topic 815 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 10 - Commitments and Contingencies

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

Note 11 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  For the three months ended March 31, 2010, 17.9% of revenues were derived from a major customer. For the comparable periods in 2009 there were no major customers. Accounts receivable from this major customer represented 20.5% of total accounts receivable as of March 31, 2010. The loss of this customer would have an adverse affect on the Company’s operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”),  a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Commission as an exhibit to Form 10-K on March 31, 2009.

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

We view our customers a vast array of managed services, which are critical components of their video communications solutions. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality two-way video communications. With the advent of HD (High Definition) and telepresence solutions, we combined various components of our features and services, and developed new ones, to create a comprehensive service offering for enterprises and their end users that can support any of the telepresence products on the market today. Glowpoint also wholesales these services and provides private-labeled branding for manufacturers, carriers, and integrators seeking to offer this service as a value-add to their offerings for their customer bases.

Glowpoint’s video communications solutions are hardware and network agnostic, supporting all recognized video standards across any high-quality network. As a result, we have become the global video interconnection point, linking together third party private networks (e.g., provided by AT&T, Verizon, Tata Communications, Qwest and others), protocols (e.g., H320, H323, IP, SIP, and VoIP), and devices (e.g., telepresence, desktop, laptop, and mobile phone). Glowpoint’s services provide users with a consistent experience - regardless of how or from where they connect.

Glowpoint has focused its sales and marketing efforts on its robust suite of managed video service offerings, which are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport.  Glowpoint’s services for telepresence are in increased demand because they address the need for a single point of contact to provide monitoring, scheduling, support, and management of telepresence rooms and the associated equipment.  Additionally, companies look to Glowpoint as a resource to provide secure business-to-business (B2B) support when using the video systems to communicate beyond their internal enterprise use. Our Telepresence interExchange Network (TEN) is a suite of services and applications designed to overcome the challenges of using video outside of a company's private network, such as interconnectivity and interoperability, and proving to be a critical component for enhanced B2B video communications. Our managed video application services are sold as a monthly subscription service and may also include Glowpoint managed network services as an option.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009, as filed with the Commission as an exhibit to Form 10-K on March 31, 2010.

Results of Operations

Beginning with the filing of our financial statements for the year ended December 31, 2009, we decided to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its Core Revenue over time will become less dependent on the provision of network as we continue to see a demand shift towards services that include Telepresence interExchange, VNOC, event-based and other professional services. As a result, we expect that network and related costs will continue to decrease as a percentage of revenues in future periods.  We believe that this new financial statement format will provide greater visibility into our operations.  Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

The following table sets forth for the three months ended March 31, 2010, 2009 and 2008; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue.  The historical results presented below are not necessarily indicative of future results (000’s omitted), except per share amounts.

	2010	2009	2008
Core Revenues	94.9%	89.4%	84.0%
Non-Core Revenues	5.1	10.6	16.0
Revenue	100.0	100.0	100.0
Operating expenses:
Network and infrastructure	43.8	46.0	50.3
Global managed services	30.5	29.0	20.1
Sales and marketing	13.3	12.1	13.3
General and administrative	17.0	25.0	18.5
Depreciation and amortization	4.0	4.2	5.5
Sales taxes and regulatory fees	—	(1.4)	(1.6)
Total operating expenses	108.6	114.9	106.1
Loss from operations	(8.6)	(14.9)	(6.1)
Interest and other expense:
Interest expense, net, including 0.0%, 0.0% and 0.6%, respectively, for Insider Purchasers	0.5	2.3	16.9
Amortization of deferred financing costs, including 0.0%, 0.0% and 0.2%, respectively, for Insider Purchasers	—	—	1.9
Loss on extinguishment of debt, including 0.0% , 0.4% and 0.0%, respectively, for Insider Purchasers	—	3.9	—
Increase in fair value of derivative financial instruments’ liability, including 0.0% , 0.4%, and 0.0%, respectively, for Insider Purchasers	—	17.5	24.3
Total interest and other expense, net	0.5	23.7	42.9
Net loss	(9.1)	(38.6)	(49.0)
Loss on redemption of preferred stock	(11.6)	(31.0)	—
Net loss attributable to common stockholders	(20.7)%	(69.6)%	(49.0)%

Three Months Ended March 31, 2010 (the “2010 period”) compared to Three Months Ended March 31, 2009 (the “2009 period”)

Revenue - Revenue increased $279,000, or 4.3%, in the 2010 period to $6,721,000 from $6,442,000 in the 2009 period.  We have separated our revenue into Core Revenue and Non-core Revenue.  Core Revenue is revenue derived from the products and services that meet our overall strategic goals from a growth, margin and core competency perspective. Core Revenue increased $498,000, or 8.3%, in the 2010 period to $6,515,000 from $6,017,000 in the 2009 period.  We believe these products and services captured in Core Revenue offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  Non-core Revenue is revenue derived from products and services that we believe do not fit into our overall strategic plan.  These Non-core products and services are typically low margin and, therefore, we do not spend sales or marketing efforts on them and expect them to decline over time.

 Our “Core Revenue” is derived from our full suite of managed video services, which include Telepresence interExchange and VNOC (which are generally tied to contracts of 12 months or more), multi-point bridging services (which is billed based on usage), and event-based and other professional services.

Our “Non-core Revenue” is derived from ISDN resale and equipment integration services.

	Three Months Ended March 31, (in thousands)
Revenue	2010	2009	Increase (Decrease)	% Change
Core:
Subscription	$5,279	$4,828	$451	9.3%
Non-subscription	1,236	1,189	47	4.0
	6,515	6,017	498	8.3
Non-core	203	425	(222)	(52.2)
Total Revenue	$6,721	$6,442	$279	4.3%

Network and Infrastructure – Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network, which is a high-quality two-way video transport built and managed by Glowpoint exclusively dedicated to IP-based video communications.    This operating expense category also includes the cost for taxes which have been billed to customers.  Network and infrastructure expenses decreased by $21,000, or 0.7%, to $2,943,000 in the 2010 period from $2,964,000 in the 2009 period.  We realized savings from the continuing efforts to eliminate costs in our network and our on-going activity involving the renegotiation of rates and the migration of service to lower cost providers. The costs for network and infrastructure expenses may increase in future periods but should go down as a percentage of total revenues as cloud-based and managed video revenues grow and customers do not require Glowpoint connectivity to use our services.

The components of network and infrastructure expenses and their percentage of revenues for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Telecommunication carrier charges	$2,464	36.7%	$2,526	39.2%	$(62)	(2.5%)
Cost for taxes billed to customers	479	7.1	438	6.8	41	9.4
Total for the period	$2,943	43.8%	$2,964	46.0%	$(21)	(0.7%)

Global Managed Services – Global managed services expenses include all costs for delivering and servicing our managed services.  These include delivering customer service, maintaining the network and infrastructure, and the development and implementation of hardware and software enhancements.  Global managed services expenses increased by $184,000, or 9.9%, to $2,052,000 in the 2010 period from $1,868,000 in the 2009 period.  The primary components of the increases were increased salaries, benefits and other costs related to the enhancement of our services to encompass 24/7 staffing and the opening of a new Network Operation Center in Conshohocken, PA.

The components of global managed services expenses and their percentage of revenues for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$1,544	23.0%	$1,216	18.9%	$328	27.0%
Contract employees	93	1.4	261	4.1	(168)	(64.4)
Communication costs	95	1.4	118	1.8	(23)	(19.5)
Repairs and maintenance	105	1.6	98	1.5	7	7.1
Rent and occupancy	98	1.5	98	1.5	—	—
Office expenses	37	0.6	36	0.6	1	2.8
Travel and entertainment	20	0.3	6	0.1	14	233.3
Other expenses	60	0.7	35	0.5	25	71.4
Total for the period	$2,052	30.5%	$1,868	29.0%	$184	9.9%

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, increased $112,000, or 14.4%, to $892,000 in the 2010 period from $780,000 in the 2009 period.

The components of sales and marketing expenses and their percentage of revenues for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$711	10.6%	$612	9.5%	$99	16.2%
Agent commissions	76	1.1	88	1.4	(12)	(13.6)
Advertising and marketing	41	0.6	15	0.2	26	173.3
Travel and entertainment	42	0.6	36	0.6	6	16.7
Consultants	11	0.2	9	0.1	2	22.2
Other expenses	11	0.2	20	0.3	(9)	(45.0)
Total for the period	$892	13.3%	$780	12.1%	$112	14.4%

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, decreased $465,000, or 28.9%, in the 2010 period to $1,143,000 from $1,608,000 in the 2009 period.

The components of general and administrative expenses and their percentage of revenues for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$647	9.6%	$692	10.7%	$(45)	(6.5%)
Professional fees	156	2.3	212	3.3	(56)	(26.4)
Bad debts	82	1.2	31	0.5	51	164.5
Consultants	44	0.7	28	0.4	16	57.1
Insurance	37	0.6	37	0.6	—	—
Communication costs	26	0.4	33	0.5	(7)	(21.2)
Board of director costs	16	0.2	42	0.7	(26)	(61.9)
Office expenses and postage	25	0.4	18	0.3	7	38.9
Travel and entertainment	16	0.2	28	0.4	(12)	(42.9)
Rent	20	0.3	19	0.3	1	5.3
Repairs and maintenance	29	0.4	13	0.2	16	123.1
Severance costs	—	0.0	392	6.1	(392)	(100.0)
Other expenses	45	0.7	63	1.0	(18)	(28.6)
Total for the period	$1,143	17.0%	$1,608	25.0%	$(465)	(28.9%)

Depreciation and amortization – Depreciation and amortization expenses decreased $5,000, or 1.9%, in the 2010 period to $266,000 from $271,000 in the 2009 period.  Over the last few years the Company has been decreasing the size of our network which has resulted in fewer assets employed in this area.   Depreciation and amortization expenses, as a percentage of revenue, were 4.0% for the 2010 period versus 4.2% for the 2009 period.

Sales taxes and regulatory fees –Based on these results and the Company’s historical experience in collecting and remitting sales taxes and regulatory fees, the Company has adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  This resulted in income of $0 in the 2010 period and $90,000 in the 2009 period.

Loss from operations – Net loss decreased by $384,000, or 40.0%, to $575,000 in the 2010 period from operations of $959,000 in the 2009 period.

Interest and other expense (income) – Interest and other expense (income) in the 2010 period of $36,000 principally reflects charges from vendors.

Other expense in the 2009 quarter of $1,526,000 principally reflects $1,125,000 for an increase in the fair value of derivative financial instruments, which do not exist in 2010, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $147,000 which is comprised of $57,000 of accrued interest expense related to the Senior Secured Notes, $23,000 for the accretion of the discount related to the Senior Secured Notes, $31,000 of interest related to sales and use taxes and regulatory fees and $36,000 of other interest.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the three months ended March 31, 2010 and 2009.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss decreased by $1,874,000, or 75.4%, to $611,000 in the 2010 period from $2,485,000 in the 2009 period.

Loss on redemption of preferred stock – Our loss on the redemption of Preferred Stock was $778,000 in the 2010 period and $1,999,000 in the 2009 period.  For loss per share calculations this loss, though charged to Paid in Capital, increases the net loss attributable to common stockholders.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $1,389,000 or $0.02 per basic and diluted share in the 2010 period.  For the 2009 period, the net loss attributable to common stockholders was $4,484,000, or $0.10 per basic and diluted share.

Liquidity and Capital Resources

For the three months ended March 31, 2010, we incurred a net loss attributable to common stockholders of $1,389,000, of which $778,000 was related to non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placement, and had a negative cash flow from operations of $67,000.  At March 31, 2010, we had cash of $2,985,000, $825,000 of working capital and an accumulated deficit of $163,016,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 in connection with the 2010 Private Placement, as needed to fund operations and provide growth capital.  In addition to our financing activity, we also recently amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the tax liability for which we had accrued sales and use taxes and regulatory fees.  Based primarily on our March 2010 financing (see also Note 4), along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least June 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed upon acceptable terms, it could have a material adverse effect on the Company.

Private Placement Transactions

Over the last three years, with the most recent transaction occurring in March 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $3,000,000 by selling shares of the Company’s newly-created non-convertible Series B preferred stock (“Series B Preferred Stock”), (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes, which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock which ultimately became shares of the Company’s Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”).  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Reduction of Fully Diluted Common Shares and Liquidation Preference

The Company’s equity following these transactions consists of (i) common stock, (ii) Series B Preferred Stock, which is not convertible into common stock, (iii) Series A-2 Preferred Stock, which is convertible into common stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  The following is a summary of the activity of the Company’s shares of common stock and common stock equivalents as of December 31, 2009 and March 31, 2010 (000s omitted):

	December 31, 2009	2010 Private Placement – Exchange of Series A-2 Preferred Stock	2010 Private Placement - Series B Preferred Stock Exchange	Expiration of Warrants	Other Transactions (Note 1)	March 31, 2010
Common Shares Outstanding	64,966	15,452	—	—	188	80,606
Series B Preferred Stock	—	—	—	—	—	—
Options	4,706	—	—	—	4	4,710
Warrants	3,464	—	—	(1,640)	1,061	2,885
Series A-2 Preferred Stock	45,087	(15,452)	(13,333)	—	—	16,302
Total	118,223	—	(13,333)	(1,640)	1,253	104,503

Note 1 – Includes issuances of restricted stock and options to employees and consultants and 1,181,000 warrants issued in the 2010 Private Placement reduced by 120,000 warrants exercised.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not currently defending any suit or claim.

Item 1A.                   Risk Factors

The risk factors set forth in Item 1A of our 2009 Form 10-K filed on March 31, 2010, are incorporated herein by reference.

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

GLOWPOINT, INC. Registrant

Date: May 13, 2010	By: /s/ Joseph Laezza
Joseph Laezza, Co-Chief Executive Officer (principal executive officer)

Date: May 13, 2010	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)