Form 10-Q
period 2010-06-30
GLOWPOINT INC
filed 2010-08-11
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

225 Long Avenue, Hillside, New Jersey 07205
(Address of Principal Executive Offices, including Zip Code)

312-235-3888
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 11, 2010 was 81,566,735.

GLOWPOINT, INC

Index
Page

PART I – FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009*	1

Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION	31

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. [Removed and Reserved]	31

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	32
Certifications

*  The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements filed as an exhibit to our Annual Report on Form 10-K that was filed on March 31, 2010.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,877	$587
Accounts receivable, net of allowance for doubtful accounts of $269 and $262, respectively	3,639	3,323
Prepaid expenses and other current assets	546	291
Total current assets	6,062	4,201
Property and equipment, net	2,766	2,682
Other assets	112	31
Total assets	$8,940	$6,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,858	$3,232
Accrued expenses	1,298	879
Revolving loan facility	750	—
Accrued sales taxes and regulatory fees	703	888
Customer deposits	260	308
Deferred revenue	220	259
Total current liabilities	6,089	5,566
Long term liabilities:
Accrued sales taxes and regulatory fees, less current portion	65	195
Total long term liabilities	65	195
Total liabilities	6,154	5,761

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 80 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, liquidation value of $8,000	8,000	—
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,630 and 4,509 shares issued and outstanding at June 30, 2010 and December 31, 2009 recorded at fair value, respectively (liquidation value of $12,226 and $33,815, respectively) (see Note 9 for information related to Insider Purchasers)	5,161	14,275
Common stock, $.0001 par value;150,000,000 shares authorized; 81,733,401 and 66,531,087 shares issued at June 30, 2010 and December 31, 2009, respectively; 81,733,401 and 64,966,196 shares outstanding, at June 30, 2010 and December 31, 2009, respectively	8	7
Additional paid-in capital	153,397	150,659
Accumulated deficit	(163,780)	(162,405)
	2,786	2,536
Less: Treasury stock, 0 and 1,564,891 shares at cost	—	(1,383)
Total stockholders’ equity	2,786	1,153
Total liabilities and stockholders’ equity	$8,940	$6,914

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Revenue	$13,985	$13,387	$7,264	$6,945

Operating expenses:
Network and Infrastructure	6,114	5,963	3,171	2,999
Global managed services	4,154	3,748	2,102	1,880
Sales and marketing	2,101	1,702	1,209	922
General and administrative	2,393	2,536	1,250	928
Depreciation and amortization	542	537	276	266
Sales taxes and regulatory fees	—	(178)	—	(88)
Total operating expenses	15,304	14,308	8,008	6,907
(Loss) income from operations	(1,319)	(921)	(744)	38

Interest and other expense:
Interest expense	54	213	18	66
Loss on extinguishment of debt	—	254	—	—
Increase (decrease) in fair value of derivative financial instruments’ liability, including $0, $20, $0 and $(11), respectively, for Insider Purchasers	—	691	—	(434)
Amortization of financing costs	2	—	2	—
Total interest and other expense	56	1,158	20	(368)
Net (loss) income	(1,375)	(2,079)	(764)	406
Loss on redemption of preferred stock	(778)	(1,999)	—	—
Net (loss) income attributable to common stockholders	$(2,153)	$(4,078)	$(764)	$406

Net (loss) income attributable to common stockholders per share:
Basic	$(0.03)	$(0.09)	$(0.01)	$0.01
Diluted	$(0.03)	$(0.09)	$(0.01)	$0.00

Weighted average number of common shares:
Basic	71,941	45,959	79,472	46,212
Diluted	71,941	45,959	79,472	92,717

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010
(In thousands except shares of Series B and A-2 Preferred Stock)

(Unaudited)

	Series B		Series A-2				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2010	—	$—	5	$14,275	66,531	$7	$150,659	$(162,405)	1,565	$(1,383)	$1,153
Net loss	—	—	—	—	—	—	—	(1,375)	—	—	(1,375)
Stock-based compensation - stock options	—	—	—	—	—	—	126	—	—	—	126
Stock-based compensation - restricted stock	—	—	—	—	1,229	—	105	—	—	—	105
2010 Preferred Stock Exchange	50	5,000	(1)	(4,222)	—	—	(778)	—	—	—	—
Warrants issued in connection with 2010 Private Placement	—	—	—	—	—	—	443	—	—	—	443
Conversion of Preferred Stock	—	—	(2)	(4,892)	15,452	1	4,891	—	—	—	—
Cashless exercise of warrants	—	—	—	—	66	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	20	—	7	—	—	—	7
Sale of Series B Preferred Stock	30	3,000	—	—	—	—	—	—	—	—	3,000
Cancellation of treasury stock	—	—	—	—	(1,565)	—	(1,383)	—	(1,565)	1,383	—
Costs related to 2010 Private Placement and Preferred Stock exchange	—	—	—	—	—	—	(673)	—	—	—	(673)
Balance at June 30, 2010	80	$8,000	2	$5,161	81,733	$8	$153,397	$(163,780)	—	$—	$2,786

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from Operating Activities:
Net loss	$(1,375)	$(2,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542	537
Amortization of deferred financing costs	2	—
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	—	691
Bad debt expense	184	122
Accretion of discount on Senior Secured Notes	—	23
Loss on disposal of equipment	(19)	10
Loss on extinguishment of debt	—	254
Stock-based compensation	231	322
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(500)	(509)
Prepaid expenses and other current assets	(255)	(120)
Other assets	(83)	2
Accounts payable	(374)	442
Customer deposits	(48)	(80)
Accrued expenses, sales taxes and regulatory fees	104	39
Deferred revenue	(39)	(61)
Net cash used in operating activities	(1,630)	(407)

Cash flows from Investing Activities:
Purchases of property and equipment	(607)	(647)
Net cash used in investing activities	(607)	(647)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	3,000	1,800
Proceeds from revolving loan facility, net	750	—
Proceeds from exercise of stock options	7	—
Principal payments for capital lease	—	(77)
Purchase of Senior Secured Notes	—	(750)
Costs related to private placement	(230)	(221)
Net cash provided by financing activities	3,527	752

Increase (decrease) in cash and cash equivalents	1,290	(302)
Cash and cash equivalents at beginning of period	587	1,227
Cash and cash equivalents at end of period	$1,877	$925

Supplement disclosures of cash flow information:
Cash paid during the period for
Interest	$54	$43

Non-cash investing and financing activities:
Costs related to private placement incurred by issuance of placement agent warrants	$443	$133
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	—	1,076
Additional Senior Secured Notes issued as payment for interest	—	55

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

For enterprises implementing video communications, Glowpoint provides an alternative to capital intensive, premise-based infrastructure, where customers typically have had to purchase the video environment, and offers specialized tools, services and expertise necessary to drive the wide adoption of video as a collaboration tool throughout their business.  Glowpoint has become the recognized leader in the rapidly growing market for global managed video and business to business services and solutions.

Liquidity

For the six months ended June 30, 2010, we incurred a net loss attributable to common stockholders of $2,153,000, of which $778,000 was related to non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placement (as discussed in Note 4), and had a negative cash flow from operations of $1,630,000.  At June 30, 2010, we had $1,877,000 of cash, a working capital deficit of $27,000 and an accumulated deficit of $163,780,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 in connection with the 2010 Private Placement, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 12) pursuant to which the Company may borrow for working capital purposes up to $5,000,000 maturing in June 2012.   In addition to our financing activity, we also recently amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on the 2010 Private Placement, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least September 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2010 and for the six and three months ended June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, and the results of operations for the six and three months ended June 30, 2010 and 2009, statement of stockholders’ equity for the six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 and 2009.  The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2010 (the “Audited 2009 Financial Statements”).

See “Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies” in the Audited 2009 Financial Statements for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the six months ended June 30, 2010.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Beginning with the filing of our financial statements for the year ended December 31, 2009, we began to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its core revenue over time will become less dependent on providing network connections as we continue to see a demand shift toward services that include Telepresence interExchange, VNOC, event-based and other professional services. As a result, we expect that network and related costs will continue to decrease as a percentage of revenues in future periods.  We believe that this new financial statement format provides greater visibility into our operations.  Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net income (loss) for any period presented.

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

Financial Instruments

The Company considers its cash and cash equivalents, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.    The carrying value of our Revolving Loan Facility approximates fair value due to its short term maturities and variable interest rates.

Accounting Standards Updates

In October 2009, the Financial Standards Accounting Board  (“FASB”) issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, “Revenue Recognition — Multiple Element Arrangements.”  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations.  Derivatives are recognized in the consolidated balance sheets at fair value as required by ASC Topic 815“Derivatives and Hedging” (“ASC Topic 815”).  The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations.  As a result of the Company’s adoption of ASC Topic 815, effective January 1, 2009, all of the then-outstanding warrants were accounted for as derivatives.

In August 2009, all of the then-outstanding warrants to acquire shares of common stock with an exercise price of $0.40 were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the provisions that protect holders from a decline in the stock price and the need to account for a derivative liability for these warrants.   As of June 30, 2010, the Company does not have any derivative liabilities.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio bridging services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition”.  Revenues derived from other sources are recognized when services are provided or events occur.

Related Party Transactions

The Company provides managed video services (the “Video Services”) to a company in which one of our directors is an officer.  The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner. The Company receives software development from a firm in which one of our prior directors, who resigned in March 2009, is the president.  Management believes that such transactions are at arm’s-length and for terms that would have been obtained from unaffiliated third parties. The fees incurred for consulting and tax services and software development (the “Consulting Services”) are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for Consulting Services.

Related-party Consulting Services and Video Services are as follows for the six and three months ended June 30, 2010 and 2009 (in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Consulting Services	$—	$26	$—	$17

Video Services	$159	$158	$77	$83

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  These taxes are as follows for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Taxes included in revenues	$1,055	$929	$550	$478

Taxes included in network and infrastructure	$961	$899	$482	$461

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the six and three months ended June 30, 2010 and 2009, no impairment losses were recorded.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed immediately.

These software costs are as follows for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Capitalized internal use software costs	$111	$167	$19	$92

Amortization expense	$113	$63	$63	$31

Note 3 – 2009 Private Placement Transactions

In March 2009, the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placement”).  In the 2009 Private Placement as a result of prepaying or exchanging all of our Senior Secured Notes, we recognized a $254,000 loss on extinguishment of debt which was recorded in other income and expense in our condensed consolidated statement of operations.  In addition, as required by ASC topic 260 “Earnings Per Share”, we recognized a $1,999,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations, which is added to our net loss to arrive at the net loss attributable to common stockholders.

Note 4 – 2010 Private Placement Transactions

In March 2010, the Company entered into a series of transactions that resulted in the Company raising growth capital and exchanging 2,879 shares of its outstanding Series A-2 Convertible Preferred Stock for shares of a newly-created non-convertible Series B Preferred Stock and for shares of common stock (the “2010 Private Placement”).

The following are the components 2010 Private Placement and the cash, number of the shares of Series A-2 Preferred Stock, Series B Preferred Stock, common stock and warrants issued or exchanged in each component (in thousands except for shares of Series A-2 and Series B Preferred Stock ):

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

Preferred Stock Exchanges

In the 2010 Private Placement, 50 shares of Series B Preferred Stock with a liquidation preference of $5,000,000 were issued in exchange for 1,334 shares of Series A-2 Preferred Stock with a liquidation preference of $10,000,000 (the “2010 Preferred-B Stock Exchange”).

We accounted for the 2010 Preferred-B Stock Exchange as a redemption that requires that the excess of the fair value of the Series B Preferred Stock (the “Series B Fair Value”) over the carrying amount of the Series A-2 Preferred Stock (the “Series A-2 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-2 Carrying Amount of $4,222,000 is based on the recorded fair value.  The Series B Fair Value of $5,000,000 is based on applying the $100,000 sale price of each share of Series B Preferred Stock sold in the 2010 Private Placement to each share of Series B Preferred Stock issued in the 2010 Preferred-B Stock Exchange.  The $778,000 excess of Series B Fair Value over the Series A-2 Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common stockholders.

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

As a result of the above-referenced transactions, there were 80 shares of Series B Preferred Stock, 1,630 shares of Series A-2 Preferred Stock and 81,733,401 shares of common stock outstanding as of June 30, 2010.

Placement Agent Fee

In connection with the 2010 Preferred Stock Sale, we paid our financial advisor a placement agent fee of $210,000.  In connection with the 2010 Preferred Stock Sale, the 2010 Preferred Stock-B Exchange and 2010 Preferred-Common Stock Exchange, we issued warrants to our  financial advisor and/or its designees and assignees to purchase approximately 1,181,000 shares of common stock (such amount being equal to one and two-tenths (1.2%) percent of the diluted common shares outstanding immediately following the closing of the above-described transactions), at an exercise price of $0.632 per share (such amount equal to 110% of the volume weighted average trading price for the ten days prior to such closing), and exercisable for a period of five years (the “Financial Advisory Warrants”).  The method for calculating the $443,000 fair value of the Financial Advisory Warrants is the Black-Scholes option pricing model with the following weighted average assumptions:

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
$673

Note 5 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at June 30, 2010 and 2009 was $165,000 and $3,000, respectively.  Options exercised during the six and three months ended June 30, 2010 were 20,000 and 0, respectively.  There were no options exercised during the six and three months ended June 30, 2009.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the six and three months ended June 30, 2010 and 2009 (options granted in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Options granted	1,068	586	924	28
Risk free interest rate	2.6%	1.7%	2.6%	2.3%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	113.9%	112.0%	114.0%	113.6%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.51	$0.27	$0.50	$0.32

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes during the six months ended June 30, 2010 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2010	4,706	$0.84	2,910	$1.08
Granted	1,068	0.63
Exercised	(20)	0.38
Expired	(16)	5.50
Forfeited	(324)	0.96
Options outstanding, June 30, 2010	5,414	$0.78	3,012	$0.99

Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Global managed services	$66	$8	$33	$4
Sales and marketing	21	24	11	11
General and administrative	39	123	20	64
	$126	$155	$64	$79

The remaining unrecognized stock-based compensation expense for options at June 30, 2010 was $670,000, of which $370,000, representing 720,000 options, will only be expensed upon a “change in control” and the remaining $300,000 will be amortized over a weighted average period of 1.3 years.

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2010 and 2009.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding as of, and changes during the six months ended June 30, 2010, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2010	1,162	$0.38
Granted	1,439	0.63
Vested	(219)	0.53
Forfeited	(210)	0.66
Unvested restricted shares outstanding, June 30, 2010	2,172	$0.50

Restricted stock shares granted and compensation expense is allocated as follows for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Restricted stock shares granted	1,439	1,225	1,327	75

Global managed services	$11	$11	$5	$5
Sales and marketing	2	6	1	3
General and administrative	92	150	50	62
	$105	$167	$56	$70

 The remaining unrecognized stock-based compensation expense for restricted stock at June 30, 2010 was $947,000, of which $651,000, representing 1,030,000 shares, will only be expensed upon a “change in control” and the remaining $296,000 will be amortized over a weighted average period of 1.7 years.

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2010 and 2009, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 7 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes during the six months ended June 30, 2010, is presented below (in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2010	3,464	$0.97
Granted	1,181	0.63
Exercised	(157)	0.40
Forfeited	(1,640)	1.61
Warrants outstanding, June 30, 2010	2,848	$0.50

Additional information as of June 30, 2010 with respect to outstanding warrants, all of which are exercisable, is as follows (in thousands):

Exercise Prices	Number Outstanding	Expiration Date
$0.40	1,667	11/25/2013
0.63	1,181	3/29/2015
	2,848

Note 8 – Income or Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the six months ended June 30, 2010 and 2009 and the three months ended June 30, 2010 is the same as basic loss per share.  For the three months ending June 30, 2009 diluted income per share includes 45,087,000 shares of common stock issuable upon the conversion of the Series A-1 Preferred Stock, 1,272,000 unvested restricted shares of common stock and vested options for 92,000 shares of common stock calculated using the treasury stock method. For the six months ending June 30, 2010 and 2009, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive or in the calculation of our net income the exercise price or conversion price is greater than the Company’s common stock price (in thousands):

	June 30,
	2010	2009
Series A-2 Preferred Stock	16,302	—
Warrants	2,848	44,262
Options	5,414	5,399
Unvested restricted stock	2,172	1,272
	26,736	50,933

Note 9 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. The following is a summary of preferred stock authorized, issued and outstanding as of June 30, 2010:

Preferred Stock Class	Shares Authorized	Shares Issued and Outstanding
Series B	100	80
Series A-2	7,500	1,630
Series D	4,000	—

Over the last three years, with the most recent transaction occurring in March 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $3,000,000 by selling shares of the Company’s newly-created non-convertible Series B preferred stock (“Series B Preferred Stock”), (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes to certain investors (including several officers and directors of the Company (“Insider Purchasers”)), which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which ultimately became shares of the Company’s Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”).  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Series B Stated Value”), and a liquidation preference equal to the Series B Stated Value.  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Series B Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Series B Stated Value together with all accrued and unpaid dividends.

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

The following is a summary of the activity for the Company’s preferred stock during the six months ended June 30, 2010 and as of December 31, 2009 and June 30, 2010 (in thousands except shares of Series A-2 and Series B Preferred Stock):

	December 31, 2009	2010 Preferred Stock Sale	2010 Preferred-B Stock Exchange (1)	2010 Preferred-Common Stock Exchange	June 30, 2010
Shares of Preferred Stock:
Series B Preferred Stock:
Investors	—	30	50	—	80

Series A-2 Preferred Stock:
Investors	4,394	—	(1,334)	(1,545)	1,515
Insider Purchasers	115	—	—	—	115
	4,509	—	(1,334)	(1,545)	1,630

Book Value:
Series B Preferred Stock:
Investors	$—	$3,000	$5,000	$—	$8,000

Series A-2 Preferred Stock:
Investors	$13,911	$—	$(4,222)	$(4,892)	$4,797
Insider Purchasers	364	—	—	—	364
	$14,275	$—	$(4,222)	$(4,892)	$5,161
Total book value	$14,275	$3,000	$(4,222)	$(4,892)	$13,161

Liquidation Value:
Series B Preferred Stock:
Investors	$—	$3,000	$5,000	$—	$8,000

Series A-2 Preferred Stock:
Investors	$32,952	$—	$(10,000)	$(11,589)	$11,363
Insider Purchasers	863	—	—	—	863
	$33,815	$—	$(10,000)	$(11,589)	$12,226
Total liquidation value	$33,815	$3,000	$(5,000)	$(11,589)	$20,226

(1)
In the 2010 Private Placement, 1,334 shares of the Series A-2 Preferred Stock were exchanged for 50 shares of Series B Preferred Stock.  The resulting $778,000 loss on the redemption of the Series A-2 Preferred Stock was charged to Additional Paid in Capital.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that ASC Topic 815 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 10 - Commitments and Contingencies

We have entered into a number of agreements with telecommunications companies to purchase communications services.  Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

In certain instances where Glowpoint did not meet its minimum commitments, no such penalties for minimum commitments have been assessed and the Company has entered into new agreements.  It has been our experience that the prices and terms of successor agreements are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the condensed consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Note 11 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  For the six and three months ended June 30, 2010, 17.8% and 17.8%, respectively, of revenues were derived from a major customer.  For the six and three months ended June 30, 2009, 14.4% and 15.1%, respectively, of revenues were derived from a major customer.  Accounts receivable from this major customer represented 17.8% and 21.2% of total accounts receivable as of June 30, 2010 and 2009, respectively. The loss of this customer would have an adverse affect on the Company’s operations.

Note 12 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with Silicon Valley Bank (“SVB”) pursuant to which the Company may borrow for working capital purposes up to $5,000,000 maturing on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without limitation, covenants relating to minimum unrestricted cash balances and minimum EBITDA.  At June 30, 2010, we were in compliance with the covenants, as defined, of the Revolving Loan Facility and there was $750,000 outstanding.

Financing Costs

The Revolving Loan Facility financing costs, net of accumulated amortization, which were included in the other assets in the accompanying balance sheets, were $81,000 and $0 as of June 30, 2010 and December 31, 2009, respectively.  The financing costs for the Revolving Loan Facility are being amortized over the 24 month period through the maturity date of June 15, 2012. During the six and three months ended June 30, 2010 the amortization of financing costs was $2,000.

Note 13 – Subsequent Event

On July 12, 2010, the Board of Directors (the “Board”) of the Company effected a termination without cause of David W. Robinson, its Co-Chief Executive Officer, General Counsel and Executive Vice President of Business Development.  Pursuant to the terms of the Employment Agreement between Glowpoint and Mr. Robinson dated May 1, 2006 (as amended, the “Employment Agreement”), Mr. Robinson is entitled to receive certain severance benefits.  The terms of the Employment Agreement have been previously disclosed and are available in the Company’s publicly filed documents.

Effective August 6, 2010, Mr. Robinson voluntarily resigned as a member of the Board.   Mr. Robinson did not resign because of any disagreement with the Company, nor was he removed for cause from the Board.  Pursuant to the terms of the Separation Agreement between the Company and Mr. Robinson effective as of August 6, 2010 (the “Separation Agreement”), Mr. Robinson is entitled to receive severance of approximately $265,000 and other benefits and costs (e.g., grants of new restricted stock, medical insurance, extension of period to exercise vested options, employer taxes, etc.) valued at approximately $150,000.  The terms of the Separation Agreement have been previously disclosed and are available in the Company’s publicly filed documents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”),  a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Commission on March 31, 2010.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of advanced video communications solutions.  Our suite of advanced and robust telepresence and video communications solutions enable organizations to communicate with each other over disparate networks and technology platforms – empowering business, governmental agencies and educational institutions to sharply boost the impact and productivity of their internal and external communications while at the same time reducing their on-going operating costs.  We support thousands of video communications systems in over 35 countries with our global 24/7 managed video services, powering Fortune® 500 companies, major broadcasters, as well as global carriers and video equipment manufacturers and their customers around the world.   The Company operates in one segment and therefore segment information is not presented.

We provide our customers with a vast array of managed services that are critical components of their video communications solutions. We provide these services to a wide variety of companies, from large enterprises and governmental entities to small and medium-sized businesses. Glowpoint is primarily focused on high quality, two-way video communications. With the advent of HD (High Definition) and telepresence solutions, we combined various components of our features and services, and developed new ones, to create a comprehensive service offering for enterprises and their end users that can support any of the telepresence products on the market today.  Glowpoint also provides these services wholesale and with private-label branding for manufacturers, carriers, and integrators seeking to offer this service as an additional value to their customer offerings.

Glowpoint’s video communications solutions are hardware and network agnostic, supporting all recognized video standards across any high-quality network. As a result, we have become the global video interconnection point, linking together third-party private networks (e.g., AT&T, Verizon, Tata Communications, Qwest and others), protocols (e.g., H320, H323, IP, SIP and VoIP), and devices (e.g., telepresence, desktop, laptop and mobile phone). Glowpoint’s services provide users with a consistent experience, regardless of how or from where they connect.

Glowpoint has focused its sales and marketing efforts on its robust suite of managed video service offerings, which are network agnostic and may be leveraged by customers on any QoS (Quality of Service) network that supports two-way video transport.  Glowpoint’s services for telepresence are increasingly in demand because they address the need for a single point of contact to provide monitoring, scheduling, support and management of telepresence rooms and the associated equipment.  Additionally, companies look to Glowpoint as a resource to provide secure business-to-business (B2B) support when using the video systems to communicate beyond their internal enterprise use. Our Telepresence interExchange Network (“TEN”) is a suite of services and applications designed to overcome the challenges of using video outside of a company's private network, such as interconnectivity and interoperability, and is proving to be a critical component for enhanced B2B video communications. Our managed video application services are sold as a monthly subscription service and may also include Glowpoint managed network services as an option.

Critical Accounting Policies

        There have been no changes to our critical accounting policies in the six and three months ended June 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009, as filed with the Commission as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

Results of Operations

Beginning with the filing of our financial statements for the year ended December 31, 2009, we began to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its Core Revenue (as defined below) over time will become less dependent on providing of network connections as we continue to see a demand shift towards services that include TEN , Video Network Operations Center (“VNOC”), event-based and other professional services. As a result, we expect that network and related costs will continue to decrease as a percentage of revenues in future periods.  We believe that this new financial statement format will provide greater visibility into our operations.  Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

The following table sets forth for the six months ended June 30, 2010, 2009 and 2008; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue.  The historical results presented below are not necessarily indicative of future results.

	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Network and infrastructure	43.7	44.5	51.3
Global managed services	29.7	28.0	20.6
Sales and marketing	15.0	12.7	13.9
General and administrative	17.1	19.0	17.3
Depreciation and amortization	3.9	4.0	5.2
Sales taxes and regulatory fees	—	(1.3)	(1.6)
Total operating expenses	109.4	106.9	106.7
Loss from operations	(8.5)	(6.9)	(6.7)
Interest and other expense:
Interest expense, net, including 0.0%, 0.0% and 0.7%, respectively, for Insider Purchasers	0.4	1.6	17.0
Interest income	—	—	(0.1)
Amortization of deferred financing costs, including 0.0%, 0.0% and 0.2%, respectively, for Insider Purchasers	—	—	1.9
Loss on extinguishment of debt	—	1.9	—
Increase in fair value of derivative financial instruments’ liability, including 0.0% , 0.1%, and 0.0%, respectively, for Insider Purchasers	—	5.2	0.5
Total interest and other expense, net	0.4	8.7	19.3
Net loss	(9.8)	(15.6)	(26.0)
Loss on redemption of preferred stock	(5.6)	(14.9)	—
Net loss attributable to common stockholders	(15.4)%	(30.5)%	(26.0)%

Six Months Ended June 30, 2010 (the “2010 period”) compared to Six Months Ended June 30, 2009 (the “2009 period”)

Revenue – Core Revenue increased $993,000, or 7.9%, in the 2010 period to $13,596,000 from $12,603,000 in the 2009 period.  Non-core Revenue decreased $395,000, or 50.4%, in the 2010 period to $389,000 from $784,000 in the 2009 period. Combined Core Revenue and Non-core Revenue make up the total revenues, which increased $598,000, or 4.5%, in the 2010 period to $13,985,000 from $13,387,000 in the 2009 period.  “Core Revenue” is revenue derived from our full suite of managed video services, which include TEN and VNOC (which are generally tied to contracts of 12 months or more), multi-point bridging services (which is billed based on usage), and event-based and other professional services, which products and services meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services captured in Core Revenue offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  “Non-core Revenue” is derived from Integrated Services Digital Network (“ISDN”) resale and equipment integration services, which are products and services that we believe do not fit into our overall strategic plan.  These Non-core Revenues are typically low margin and, we do not spend sales or marketing efforts on these revenues and expect them to be eliminated over time through attrition or by converting it into Core Revenue opportunities.

	Six Months Ended June 30, (in thousands)
Revenue	2010	2009	Increase (Decrease)	% Change
Core:
Subscription	$10,476	$9,770	$706	7.2%
Non-subscription	3,120	2,833	287	10.1
	13,596	12,603	993	7.9
Non-core	389	784	(395)	(50.4)
Total Revenue	$13,985	$13,387	$598	4.5%

Network and Infrastructure – Network and infrastructure expenses increased by $151,000, or 2.5%, to $6,114,000 in the 2010 period from $5,963,000 in the 2009 period.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud based infrastructure. The network is a high-quality two-way video transport built and managed by Glowpoint exclusively dedicated to IP-based video communications, and the hosting facilities are telecom carrier neutral meeting points which house our technologies and services for accessibility to our customer base globally.    This operating expense category also includes the cost for taxes which have been billed to customers.  We continue to re-engineer our network and infrastructure for optimization and decreased costs, although the expenses for network and infrastructure increased this period as a result of one time costs incurred in consolidating our network. We expect these efforts to result in decreases over time in both costs and as a percentage of total revenues. The primary reason for this is our focus on cloud-based and managed video revenues anticipated growth, of which, these customers do not require Glowpoint provided network connectivity for access to our service platform(s).

The components of network and infrastructure expenses and their percentage of revenues for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Telecommunication carrier charges	$5,153	36.8%	$5,064	37.8%	$89	1.8%
Cost for taxes billed to customers	961	6.9	899	6.7	62	6.9
Total for the period	$6,114	43.7%	$5,963	44.5%	$151	2.5%

Global Managed Services – Global managed services expenses increased by $406,000, or 10.8%, to $4,154,000 in the 2010 period from $3,748,000 in the 2009 period.  Global managed services expenses include all costs for delivering and servicing our managed services.  These include delivering customer service, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The primary components of the increases were salaries, benefits and other costs related to the enhancement of our services to encompass global 24/7 staffing and the establishment of a new support center in Conshohocken, PA.

The components of global managed services expenses and their percentage of revenues for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$3,310	23.7%	$2,964	22.1%	$346	11.7%
Repairs and maintenance	218	1.6	210	1.6	8	3.8
Communication costs	197	1.4	234	1.7	(37)	(15.8)
Rent and occupancy	196	1.4	194	1.4	2	1.0
Other expenses	233	1.6	103	1.2	87	59.6
Total for the period	$4,154	29.7%	$3,748	28.0%	$406	10.8%

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, increased $399,000, or 23.4%, to $2,101,000 in the 2010 period from $1,702,000 in the 2009 period.  The primary components of the increases were increased salaries, benefits and other costs related to hiring additional sales related professionals. We have committed to investing in growth to capitalize on growing opportunities which is represented by the increase in sales and related personnel.

The components of sales and marketing expenses and their percentage of revenues for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$1,239	8.9%	$965	7.2%	$274	28.4%
Bonuses and commissions	322	2.3	315	2.4	7	2.2
Advertising and marketing	207	1.5	132	1.0	75	56.8
Agent commissions	148	1.1	168	1.3	(20)	(11.9)
Travel and entertainment	91	0.7	65	0.5	26	40.0
Consultants	70	0.5	18	0.1	52	288.9
Other expenses	24	—	39	0.2	(15)	(38.5)
Total for the period	$2,101	15.0%	$1,702	12.7%	$399	23.4%

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, decreased $143,000, or 5.6%, in the 2010 period to $2,393,000 from $2,536,000 in the 2009 period.

The components of general and administrative expenses and their percentage of revenues for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$1,302	9.3%	$1,288	9.6%	$14	1.1%
Professional fees	254	1.8	293	2.2	(39)	(13.3)
Bad debts	184	1.3	122	0.9	62	50.8
Severance costs	125	0.9	317	2.4	(192)	(60.6)
Consultants	95	0.7	33	0.2	62	187.9
Insurance	74	0.5	74	0.6	—	—
Other expenses	359	2.6	409	3.0	(50)	(12.2)
Total for the period	$2,393	17.1%	$2,536	18.9%	$(143)	(5.6%)

Depreciation and amortization – Depreciation and amortization expenses increased $5,000, or 0.9%, in the 2010 period to $542,000 from $537,000 in the 2009 period.  Depreciation and amortization expenses, as a percentage of revenue, were 3.9% for the 2010 period versus 4.0% for the 2009 period.

Sales taxes and regulatory fees –Based on these results and our historical experience in collecting and remitting sales taxes and regulatory fees, we have adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  This resulted in income of $0 in the 2010 period and $178,000 in the 2009 period.

Loss from operations – Loss from operations increased by $398,000 to $1,319,000 in the 2010 period from $921,000 in the 2009 period. This increase is primarily attributable to an increase in costs for managed services associated with 24/7 global support, an increase in sales and marketing costs from hiring new professionals, and one-time charges associated with severance costs and network and infrastructure consolidation costs.

Interest and other expense (income) – Interest and other expense (income) in the 2010 period of $54,000 principally reflects charges from vendors.

Other expense in the 2009 period of $1,158,000 primarily consists of $691,000 for an increase in the fair value of derivative financial instruments, which did not exist in the 2010 period, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $213,000 which is comprised of $57,000 of accrued interest expense related to the Senior Secured Notes, $23,000 for the accretion of the discount related to the Senior Secured Notes, $60,000 of interest related to sales and use taxes and regulatory fees and $73,000 of other interest.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the six months ended June 30, 2010 and 2009.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Net loss - Net loss decreased by $704,000, or 33.9%, to $1,375,000 in the 2010 period from $2,079,000 in the 2009 period.

Loss on redemption of preferred stock – Our loss on the redemption of Preferred Stock was $778,000 in the 2010 period and $1,999,000 in the 2009 period.  For loss per share calculations this loss, though charged to Paid in Capital, increases the net loss attributable to common stockholders.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $2,153,000 or $0.03 per basic and diluted share in the 2010 period.  For the 2009 period, the net loss attributable to common stockholders was $4,078,000, or $0.09 per basic and diluted share.

The following table sets forth information derived from our condensed consolidated financial statements as expressed as a percentage of revenue for the three months ended June 30, 2010, 2009 and 2008.  The historical results presented below are not necessarily indicative of future results.

	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Network and infrastructure	43.7	43.2	52.3
Global managed services	28.9	27.1	21.0
Sales and marketing	16.6	13.3	14.6
General and administrative	17.2	13.4	16.1
Depreciation and amortization	3.8	3.8	4.9
Sales taxes and regulatory fees	—	(1.3)	(1.6)
Total operating expenses	110.2	99.5	107.3
Loss from operations	(10.2)	0.5	(7.3)
Interest and other expense:
Interest expense, net, including 0.0%, 0.0% and 0.7%, respectively, for Insider Purchasers	0.3	0.9	17.2
Interest income	—	—	(0.1)
Amortization of deferred financing costs, including 0.0%, 0.0% and 0.2%, respectively, for Insider Purchasers	—	—	1.9
Increase in fair value of derivative financial instruments’ liability, including 0.0% , 0.1%, and 0.0%, respectively, for Insider Purchasers	—	(6.2)	(21.5)
Total interest and other expense, net	0.3	(5.3)	(2.5)
Net loss attributable to common stockholders	(10.5)%	5.8%	(4.8)%

Three Months Ended June 30, 2010 (the “2010 quarter”) compared to Three Months Ended June 30, 2009 (the “2009 quarter”)

Revenue – Core Revenue increased $492,000, or 7.5%, in the 2010 quarter to $7,264,000 from $6,945,000 in the 2009 quarter. Non-core Revenue decreased $173,000, or 48.2%, in the 2010 quarter to $186,000 from $359,000 in the 2009 quarter. Combined Core Revenue and Non-core Revenue make up the total revenues, which increased $319,000, or 4.6%, in the 2010 quarter to $7,264,000 from $6,945,000 in the 2009 quarter.  “Core Revenue” is revenue derived from our full suite of managed video services, which include TEN and VNOC (which are generally tied to contracts of 12 months or more), multi-point bridging services (which is billed based on usage), and event-based and other professional services, which products and services meet our overall strategic goals from a growth, margin and core competency perspective. We believe these products and services captured in Core Revenue offer the greatest prospects for high margin sales and growth and, therefore, our sales and marketing efforts are primarily focused on promoting them.  “Non-core Revenue” is derived from Integrated Services Digital Network (“ISDN”) resale and equipment integration services, which are products and services that we believe do not fit into our overall strategic plan.  These Non-core Revenues are typically low margin and, we do not spend sales or marketing efforts on these revenues and expect them to be eliminated over time through attrition or by converting it into Core Revenue opportunities.

	Three Months Ended June 30, (in thousands)
Revenue	2010	2009	Increase (Decrease)	% Change
Core:
Subscription	$5,281	$4,942	$339	6.9%
Non-subscription	1,797	1,644	153	9.3
	7,078	6,586	492	7.5
Non-core	186	359	(173)	(48.2)
Total Revenue	$7,264	$6,945	$319	4.6%

Network and Infrastructure – Network and infrastructure expenses increased by $172,000, or 5.7%, to $3,171,000 in the 2010 quarter from $2,999,000 in the 2009 quarter. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. The network is a high-quality two-way video transport built and managed by Glowpoint exclusively dedicated to IP-based video communications, and the hosting facilities are telecom carrier neutral meeting points which house our technologies and services for accessibility to our customer base globally.    This operating expense category also includes the cost for taxes which have been billed to customers.  We continue to re-engineer our network and infrastructure for optimization and decreased costs, although the expenses for network and infrastructure increased this period as a result of one-time costs incurred in consolidating our network. We expect these efforts to result in decreases over time in future periods in particular as a percentage of total revenues. The primary reason for this is our focus on cloud-based and managed video revenues anticipated growth, of which, these customers do not require Glowpoint provided network connectivity for access to our service platforms.

The components of network and infrastructure expenses and their percentage of revenues for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Telecommunication carrier charges	$2,689	37.0%	$2,538	36.5%	$151	5.9%
Cost for taxes billed to customers	482	6.7	461	6.7	21	4.6
Total for the quarter	$3,171	43.7%	$2,999	43.2%	$172	5.7%

Global Managed Services – Global managed services expenses increased by $222,000, or 11.8%, to $2,102,000 in the 2010 quarter from $1,880,000 in the 2009 quarter. Global managed services expenses include all costs for delivering and servicing our managed services.  These include delivering customer service, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The primary components of the increases were salaries, benefits and other costs related to the enhancement of our services to encompass global 24/7 staffing and the establishment of a new support center in Conshohocken, PA.

The components of global managed services expenses and their percentage of revenues for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$1,673	23.0%	$1,487	21.4%	$186	12.5%
Repairs and maintenance	113	1.6	112	1.6	1	0.9
Communication costs	102	1.4	116	1.7	(14)	(12.1)
Rent and occupancy	98	1.3	96	1.4	2	2.1
Other expenses	116	1.6	69	1.0	47	68.1
Total for the quarter	$2,102	28.9%	$1,880	27.1%	$222	11.8%

Sales and marketing - Sales and marketing expenses, which include sales personnel salaries, commissions, overhead and marketing costs, increased $287,000, or 31.1%, to $1,209,000 in the 2010 quarter from $922,000 in the 2009 quarter.  The increase was attributable to the addition of several sales related professionals. We have committed to investing in growth to capitalize on growing opportunities which is represented by the increase in sales and related personnel.

The components of sales and marketing expenses and their percentage of revenues for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$689	9.5%	$489	7.0%	$200	40.9%
Advertising and marketing	166	2.3	117	1.7	49	41.9
Bonuses and commissions	161	2.2	179	2.6	(18)	(10.1)
Agent commissions	72	1.0	80	1.2	(8)	(10.0)
Consultants	59	0.8	9	0.1	50	555.6
Other expenses	62	0.8	48	0.7	14	29.2
Total for the quarter	$1,209	16.6%	$922	13.3%	$287	31.1%

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased $322,000, or 34.7%, in the 2010 quarter to $1,250,000 from $928,000 in the 2009 quarter.  The primary cause of the increase is related to $200,000 for severance costs and is comprised of one-time charges of $125,000 incurred in 2010 related to the separation of our Senior Vice President of Sales, combined with $75,000 of recognized income in 2009 which was related to the reduction in the accrual for severance costs for our prior CEO.

The components of general and administrative expenses and their percentage of revenues for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year	% Change from Prior Year
Salaries and benefits	$651	9.0%	$580	8.4%	$71	12.2%
Severance costs	125	1.7	(75)	(1.1)	200	(266.7)
Bad debts	102	1.4	91	1.3	11	12.1
Professional fees	98	1.3	81	1.2	17	21.0
Consultants	51	0.7	5	0.1	46	920.0
Other expenses	223	3.1	246	3.5	(23)	(9.3)
Total for the quarter	$1,250	17.2%	$928	13.4%	$322	34.7%

Depreciation and amortization – Depreciation and amortization expenses increased $10,000, or 3.8%, in the 2010 quarter to $276,000 from $266,000 in the 2009 quarter.  Depreciation and amortization expense, as a percentage of revenue, was 3.8% for the 2010 and 2009 quarters.

Sales taxes and regulatory fees –Based on these results and the Company’s historical experience in collecting and remitting sales taxes and regulatory fees, the Company has adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that the Company believes are probable and can be reasonably estimated.  This resulted in income of $0 in the 2010 quarter and $88,000 in the 2009 quarter.

Loss from operations – Loss from operations increased by $782,000 to $744,000 in the 2010 quarter from income from operations of $38,000 in the 2009 quarter. This increase is primarily attributable to an increase in costs for managed services associated with 24/7 global support, an increase in sales and marketing costs from hiring new professionals, and one-time charges associated with severance costs and network and infrastructure consolidation costs.

Interest and other expense (income) – Interest and other expense (income) in the 2010 quarter of $18,000 principally reflects charges from vendors.

Other income in the 2009 quarter of $368,000 principally reflects income of $434,000 for a decrease in the fair value of derivative financial instruments, which did not exist in the 2010 quarter.  This income was partially reduced by $29,000 of interest expense related to sales and use taxes and regulatory fees and $37,000 of other interest.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the three months ended June 30, 2010 and 2009.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carryforwards.

Net loss - Net loss was $764,000 in the 2010 quarter compared to income of $406,000 in the 2009 quarter.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $764,000 or $0.01 per basic and diluted share in the 2010 quarter.  For the 2009 quarter, the net income attributable to common stockholders was $406,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

For the six months ended June 30, 2010, we incurred a net loss attributable to common stockholders of $2,153,000, of which $778,000 was related to non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placement (as discussed in Note 4 to the unaudited financial statements contained herein), and had a negative cash flow from operations of $1,630,000.  At June 30, 2010, we had $1,877,000 of cash, a working capital deficit of $27,000 and an accumulated deficit of $163,780,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 in connection with the 2010 Private Placement, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into Revolving Loan Facility (as discussed in Note 12 to the unaudited financial statements contained herein) pursuant to which the Company may borrow for working capital purposes up to $5,000,000 maturing in June 2012.   In addition to our financing activity, we also recently amended the terms of our preferred stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on the 2010 Private Placement, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least September 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise any additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

The Company also has access to an additional $5,000,000 for working capital purposes pursuant to the Loan and Security Agreement (the “Revolving Loan Facility”) with Silicon Valley Bank (“SVB”) dated June 16, 2010.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility, which matures on June 15, 2012, is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without limitation, covenants relating to minimum unrestricted cash balances and minimum EBITDA.

Private Placement Transactions

Over the last three years, with the most recent transaction occurring in March 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $3,000,000 by selling shares of the Company’s newly-created non-convertible Series B preferred stock (“Series B Preferred Stock”), (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes to certain investors (including several officers and directors of the Company (“Insider Purchasers”)), which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which ultimately became shares of the Company’s Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”).  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Reduction of Fully Diluted Common Shares and Liquidation Preference

The Company’s equity following these transactions consists of (i) common stock, (ii) Series B Preferred Stock, which is not convertible into common stock, (iii) Series A-2 Preferred Stock, which is convertible into common stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  The following is a summary of the activity of the Company’s shares of common stock and common stock equivalents as of December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009	2010 Private Placement – Exchange of Series A-2 Preferred Stock	2010 Private Placement - Series B Preferred Stock Exchange	Expiration of Warrants	Other Transactions (1)	June 30, 2010
Common Shares Outstanding	64,966	15,452	—	—	1,315	81,733
Series B Preferred Stock	—	—	—	—	—	—
Options	4,706	—	—	—	708	5,414
Warrants	3,464	—	—	(1,640)	1,024	2,848
Series A-2 Preferred Stock	45,087	(15,452)	(13,333)	—	—	16,302
Total	118,223	—	(13,333)	(1,640)	3,047	106,297

(1)	Includes issuances of restricted stock and options to employees and consultants, forfeitures and 1,181,000 warrants issued in the 2010 Private Placement reduced by 157,000 warrants exercised.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

None

Item 1A.                   Risk Factors

The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the Commission on March 31, 2010, are incorporated herein by reference.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Quarterly Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      [Removed and Reserved.]

Item 5.                      Other Information

None.

Item 6.                      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

Date: August 11, 2010	By: /s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)

Date: August 11, 2010	By: /s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)