Form 10-Q
period 2010-09-30
GLOWPOINT INC
filed 2010-11-12
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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

Yes   ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of November 12, 2010 was 84,639,416.

GLOWPOINT, INC
*
The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements filed as an exhibit to our Annual Report on Form 10-K that was filed on March 31, 2010.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,516	$587
Accounts receivable, net of allowance for doubtful accounts of $324 and $227, respectively	3,424	3,063
Net current assets of discontinued operations	169	257
Receivable from sale of Series B Preferred Stock	1,000	—
Prepaid expenses and other current assets	488	291
Total current assets	6,597	4,198
Property and equipment, net	2,840	2,682
Other assets	99	31
Total assets	$9,536	$6,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014	$3,207
Accrued expenses	1,327	901
Accrued sales taxes and regulatory fees	882	888
Revolving loan facility	750	—
Customer deposits	256	308
Deferred revenue	224	259
Total current liabilities	6,453	5,563
Long term liabilities:
Accrued sales taxes and regulatory fees, less current portion	—	195
Total long term liabilities	—	195
Total liabilities	6,453	5,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, liquidation value of $10,000	10,000	—
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,097 and 4,509 shares issued and outstanding at September 30, 2010 and December 31, 2009 recorded at fair value, respectively (liquidation value of $8,226 and $33,815, respectively) (see Note 9 for information related to Insider Purchasers)	3,473	14,275
Common stock, $.0001 par value;150,000,000 shares authorized; 84,639,416 and 66,531,087 shares issued at September 30, 2010 and December 31, 2009, respectively; 84,639,416 and 64,966,196 shares outstanding, at September 30, 2010 and December 31, 2009, respectively	8	7
Additional paid-in capital	154,223	150,659
Accumulated deficit	(164,621)	(162,405)
	3,083	2,536
Less: Treasury stock, 0 and 1,564,891 shares at cost	—	(1,383)
Total stockholders’ equity	3,083	1,153
Total liabilities and stockholders’ equity	$9,536	$6,911

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenue	$20,541	$18,921	$6,944	$6,255

Operating expenses:
Network and Infrastructure	8,768	8,218	2,896	2,719
Global managed services	6,203	5,530	2,049	1,782
Sales and marketing	3,187	2,412	1,086	710
General and administrative	3,860	3,418	1,504	918
Depreciation and amortization	812	790	270	253
Sales taxes and regulatory fees	—	(377)	—	(199)
Total operating expenses	22,830	19,991	7,805	6,183
(Loss) income from operations	(2,289)	(1,070)	(861)	72

Interest and other expense:
Interest expense	89	273	35	60
Increase in fair value of derivative financial instruments’ liability, including $51and $31, respectively, for Insider Purchasers	—	1,848	—	1,157
Loss on extinguishment of debt	—	254	—	—
Amortization of financing costs	18	—	16	—
Total interest and other expense	107	2,375	51	1,217
Net loss from continuing operations	(2,396)	(3,445)	(912)	(1,145)
Income from discontinued operations	180	287	68	66
Net loss	(2,216)	(3,158)	(844)	(1,079)
(Loss) Gain on redemption of preferred stock	(934)	(64)	(156)	1,935
Net (loss) income attributable to common stockholders	$(3,150)	$(3,222)	$(1,000)	$856

Net (loss) income attributable to common stockholders per share:

Continuing operations	$(0.04)	$(0.07)	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic net (loss) income per share	$(0.04)	$(0.07)	$(0.01)	$0.02

Continuing operations	$(0.04)	$(0.07)	$(0.01)	$0.01
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted net (loss) income per share	$(0.04)	$(0.07)	$(0.01)	$0.01

Weighted average number of common shares:
Basic	74,519	49,273	79,562	55,861
Diluted	74,519	49,273	79,562	102,901

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
(In thousands except shares of Series B Preferred Stock)
(Unaudited)

	Series B Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional Paid In	Accum-ulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2010	—	$—	5	$14,275	66,531	$7	$150,659	$(162,405)	1,565	$(1,383)	$1,153
Net loss	—	—	—	—	—	—	—	(2,216)	—	—	(2,216)
Stock-based compensation - stock options	—	—	—	—	—	—	194	—	—	—	194
Stock-based compensation - restricted stock	—	—	—	—	1,462	—	251	—	—	—	251
2010 Preferred Stock Exchange	60	6,000	(2)	(5,066)	—	—	(934)	—	—	—	—
Warrants issued in connection with 2010 Private Placements	—	—	—	—	—	—	443	—	—	—	443
Conversion of Preferred Stock	—	—	(2)	(5,736)	18,119	1	5,735	—	—	—	—
Cashless exercise of warrants	—	—	—	—	66	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	26	—	8	—	—	—	8
Sale of Series B Preferred Stock	40	4,000	—	—	—	—	—	—	—	—	4,000
Cancellation of treasury stock	—	—	—	—	(1,565)	—	(1,383)	—	(1,565)	1,383	—
Costs related to 2010 Private Placements	—	—	—	—	—	—	(750)	—	—	—	(750)
Balance at September 30, 2010	100	$10,000	1	$3,473	84,639	$8	$154,223	$(164,621)	—	$—	$3,083

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from Operating Activities:
Net loss	$(2,216)	$(3,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	812	790
Amortization of deferred financing costs	18	—
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	—	1,848
Bad debt expense	345	185
Accretion of discount on Senior Secured Notes	—	23
(Gain) Loss on disposal of equipment	(11)	8
Loss on extinguishment of debt	—	254
Stock-based compensation	445	438
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(706)	(16)
Prepaid expenses and other current assets	(197)	(109)
Other assets	(86)	2
Accounts payable	(193)	505
Customer deposits	(52)	(134)
Accrued expenses, sales taxes and regulatory fees	225	(232)
Deferred revenue	(35)	(68)
Net cash (used in) provided by operating activities – continuing operations	(1,651)	336
Net cash provided by operating activities - discontinued operations	88	9
Net cash (used in) provided by operating activities	(1,563)	345

Cash flows from Investing Activities:
Purchases of property and equipment	(959)	(1,004)
Net cash used in investing activities	(959)	(1,004)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	4,000	1,800
Receivable from sale of Series A Preferred Stock	(1,000)	—
Proceeds from exercise of stock options	8	8
Proceeds from revolving loan facility, net	750	—
Principal payments for capital lease	—	(118)
Purchase of Senior Secured Notes	—	(750)
Costs related to private placements	(307)	(384)
Net cash provided by financing activities	3,451	556
Increase (decrease) in cash and cash equivalents	929	(103)
Cash and cash equivalents at beginning of period	587	1,227
Cash and cash equivalents at end of period	$1,516	$1,124

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$89	$108
Non-cash investing and financing activities:
Costs related to private placements incurred by issuance of placement agent warrants	$443	$142
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	—	1,076
Additional Senior Secured Notes issued as payment for interest	—	55

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 - Basis of Presentation

        The Business

       Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of managed video services, supporting thousands of video endpoints in more than 35 countries. Its managed services drive the video collaboration for Fortune® 500 companies, governmental and educational institutions, media and entertainment broadcasters and small and medium-sized businesses.  Glowpoint has become the recognized leader in the rapidly growing market for global managed video and business to business services and solutions.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, carriers, unified communications providers, and integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings.

We provide our customers with a vast array of services that are critical components of their video communications solutions, enabling them to efficiently and securely communicate with one another regardless of their video technology or network.  Interconnectivity and interoperability are critical requirements for enhanced video communications.  With "open" access to Glowpoint's cloud-based, hosted-video infrastructure and services, video calling within – and between – companies is dramatically simplified.  From full-featured telepresence and video conferencing suites to desktop video, Glowpoint supports customers around the world with 24/7 managed services that allow business professionals to enjoy “in-the-same-room” intimacy and cost savings.  For enterprises implementing video communications, Glowpoint provides an alternative to purchasing and deploying capital intensive, premise-based infrastructure by offering specialized tools, services and expertise necessary to drive the wide adoption of video as a collaboration tool.

Glowpoint is primarily focused on high quality, two-way video communications, supporting the advent of HD (High Definition) and telepresence solutions.  Glowpoint’s services for telepresence are increasingly in demand because they address the need for a single point of contact to provide monitoring, scheduling, support and management of telepresence rooms and the associated equipment.  Our Telepresence interExchange Network (“TEN”) is a suite of services and applications designed to overcome the challenges of making video communications interoperable outside of a company's private network.  Glowpoint's VNOC services offer a complete solution for the end-to-end management of video environments, including 24x7 proactive monitoring and support, as well as scheduling, production and concierge services.  Our managed video services are typically sold as a recurring monthly subscription service and may also include certain usage-based offerings that complement of core services.

After a strategic review we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we will receive a 15% recurring referral fee for those revenues.  The transfer will be completed in the fourth quarter of 2010 (see Note 13).

Liquidity

For the nine months ended September 30, 2010, we incurred a net loss attributable to common stockholders of $3,150,000, of which $934,000 was related to a non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placements (as discussed in Note 4), and we had a negative cash flow from operations of $1,563,000.  At September 30, 2010, we had $1,516,000 of cash, excluding the $1,000,000 received in October 2010 resulting from the September 2010 Private Placements, working capital of $144,000 and an accumulated deficit of $164,621,000.  In October 2010, we implemented a plan to reduce operating costs.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 12) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also recently amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on the October 2010 cost reduction plan, the 2010 Private Placements, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least September 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of September 30, 2010 and for the nine and three months ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, and the results of operations for the nine and three months ended September 30, 2010 and 2009, statement of stockholders’ equity for the nine months ended September 30, 2010 and statement of cash flows for the nine months ended September 30, 2010 and 2009.  The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on March 31, 2010 (the “Audited 2009 Financial Statements”).

See “Note 2 - Summary of Significant Accounting Policies” in the Audited 2009 Financial Statements for a discussion of the estimates and judgments inherent in the Company’s accounting for allowance for doubtful accounts, concentration of credit risk, lives of property and equipment, income taxes, stock-based compensation and accrued sales taxes and regulatory fees.  There have been no changes to our critical accounting policies in the nine months ended September 30, 2010.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Beginning with the filing of our consolidated financial statements for the year ended December 31, 2009, we began to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its revenue over time will become less dependent on providing network connections as we continue to see a demand shift toward services that include Telepresence interExchange, VNOC, event-based and other professional services. As a result, we expect that network and related costs will continue to decrease as a percentage of revenues in future periods.  We believe that this new financial statement format provides greater visibility into our operations.  Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net income (loss) for any period presented.

The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements for 2009 have been restated in conformity with generally accepted accounting principles to present the operations of the ISDN resale services as a discontinued operation.

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

Accounting Standards Updates

In October 2009, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”) which supersedes certain guidance in Accounting Standards Codification ( “ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.”  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

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

In August 2009, all 40,912,000 of the then-outstanding warrants to acquire shares of common stock with an exercise price of $0.40 were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $0.40, thereby eliminating the provisions that protect holders from a decline in the stock price and the need to account for a derivative liability for these warrants.   Concurrently 39,088,000 of the $0.40 Warrants were exchanged for common stock.   As of September 30, 2010, the Company does not have any derivative liabilities.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio conferencing services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition”.  Revenues derived from other sources are recognized when services are provided or events occur.

Related Party Transactions

The Company provides managed video services (the “Video Services”) to a company in which one of our directors is an officer.  The Company receives consulting and tax services from an accounting firm in which one of our prior directors, who resigned in May 2009, is a partner. The Company receives software development from a firm in which one of our prior directors, who resigned in March 2009, is the president.  Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties. The fees incurred for consulting and tax services and software development (the “Consulting Services”) are only included for the period that the partner of the accounting firm and company’s president were directors of the Company.  The Company continues to utilize these firms for Consulting Services.

Related-party Consulting Services and Video Services are as follows for the nine and three months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Consulting Services (operating expenses)	$—	$26	$—	$—

Video Services (revenues)	$238	$231	$79	$73

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the nine and three months ended September 30, 2010 we included taxes of $1,463,000 and $478,000, respectively in revenues and we included taxes of $1,354,000 and $458,000, respectively in network and infrastructure costs.  For the nine and three months ended September 30, 2009 we included taxes of $1,267,000 and $461,000, respectively in revenues and we included taxes of $1,186,000 and $396,000, respectively in network and infrastructure costs.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In the nine and three months ended September 30, 2010 and 2009, no impairment losses were recorded.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.    For the nine and three months ended September 30, 2010 we capitalized internal use software costs of $216,000 and $105,000, respectively and we amortized $177,000 and $64,000, respectively of these costs.  For the nine and three months ended September 30, 2009 we capitalized internal use software costs of $390,000 and $223,000, respectively and we amortized $97,000 and $34,000, respectively of these costs.

Note 3 – 2009 Private Placement Transactions

In March 2009, the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placement”).  In the 2009 Private Placement as a result of prepaying or exchanging all of our Senior Secured Notes, we recognized a $254,000 loss on extinguishment of debt which was recorded in other income and expense in our condensed consolidated statement of operations.  In addition, as required by ASC topic 260 “Earnings Per Share”, we recognized a $64,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations, which is added to our net loss to arrive at the net loss attributable to common stockholders.

Note 4 – 2010 Private Placements

In March and September 2010, the Company entered into transactions that together resulted in the Company’s raising $4,000,000 of growth capital and exchanging 3,412 shares of its outstanding Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock”) for 100 shares of our newly-created non-convertible Series B preferred stock (the “Series B Preferred Stock”) and for 18,119,000 shares of common stock (the “2010 Private Placements”).

In March 2010, the Company raised $3,000,000 of  growth capital and exchanged 2,879 shares of its outstanding Series A-2 Convertible Preferred Stock for 80 shares of  a non-convertible Series B Preferred Stock and for 15,452,000 shares of common stock (the “March 2010 Private Placement”).

In September 2010, the Company raised $1,000,000 of growth capital and exchanged 533 shares of its outstanding Series A-2 Convertible Preferred Stock for 20 shares of its non-convertible Series B Preferred Stock and for 2,666,667 shares of common stock (the “September 2010 Private Placement”).

The following are the amounts of cash, number of the shares of Series A-2 Preferred Stock, Series B Preferred Stock, common stock and warrants issued or exchanged in each component of the 2010 Private Placements (in thousands except for shares of Series A-2 and Series B Preferred Stock ):

	2010 Series B Preferred Stock Sales	2010 Series B Preferred Stock Exchanges	2010 Common Stock Exchanges	Placement Agent Warrant Fee	Total
Consideration received by Company:
Cash:
Gross proceeds	$4,000	$—	$—	$—	$4,000
Series A-2 Preferred Stock received:
Shares	—	1,600	1,812	—	3,412
Book value	$—	$5,066	$5,736	$—	$10,802

Consideration provided to holders:
Warrants issued:
Shares	—	—	—	1,181	1,181
Book value	$—	$—	$—	$443	$443
Series B Preferred Stock issued:
Shares	40	60	—	—	100
Book value	$4,000	$6,000	$—	$—	$10,000
Common Stock issued:
Shares	—	—	18,119	—	18,119
Book value	$—	$—	$1	$—	$1
Paid in Capital	$—	$—	$5,735	$—	$5,735

Sale of Series B Preferred Stock

In the 2010 Private Placements, the Company received $4,000,000 ($1,000,000 of which was received in October 2010 and is reflected as a current receivable as of September 30, 2010) of gross proceeds for the issuance of 40 shares of its newly-created Series B Preferred Stock (the “2010 Series B Preferred Stock Sales”) (See Note 9). The Series B Preferred Stock was recorded in the balance sheet at $4,000,000, which is the gross cash received in the sale and is also its liquidation value.

Exchange of Series A-2 Preferred Stock for Series B Preferred Stock

In the 2010 Private Placements, 60 shares of Series B Preferred Stock with a liquidation preference of $6,000,000 were issued in exchange for 1,600 shares of Series A-2 Preferred Stock with a liquidation preference of $12,000,000 (the “2010 Series B Preferred Stock Exchange”).

We accounted for the 2010 Series B Preferred Stock Exchange as a redemption that requires that the excess of the fair value of the Series B Preferred Stock (the “Series B Fair Value”) over the carrying amount of the Series A-2 Preferred Stock (the “Series A-2 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-2 Carrying Amount of $5,066,000 is based on the recorded book value.  The Series B Fair Value of $6,000,000 is based on applying the $100,000 sale price of each share of Series B Preferred Stock sold in the 2010 Private Placements to each share of Series B Preferred Stock issued in the 2010 Series B Preferred Stock Exchanges.  The $934,000 excess of Series B Fair Value over the Series A-2 Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common stockholders.

Exchange of Series A-2 Preferred Stock for Common Stock

In the 2010 Private Placements, 1,812 shares of Series A-2 Preferred Stock were exchanged for 18,119,000 shares of common stock (the “2010 Common Stock Exchanges”).  Each of the Series A-2 Preferred Stock shares was exchanged for 10,000 shares of common stock, which is consistent with the Series A-2 Preferred Stock Certificate of Designation.

We accounted for the 2010 Common Stock Exchanges by taking the Series A-2 Carrying Amount of $5,736,000 and allocating $1,000 to the par value of common stock and the balance of $5,735,000 to Additional Paid in Capital.

As a result of the above-referenced transactions, there were 100 shares of Series B Preferred Stock, 1,096 shares of Series A-2 Preferred Stock and 84,639,000 shares of common stock outstanding as of September 30, 2010.

Placement Agent Fee

In connection with the 2010 Series B Preferred Stock Sales, we paid legal fees of $27,000 and incurred and paid our financial advisor a placement agent fee of $280,000.  In connection with the  March 2010 Private Placement we issued warrants to our financial advisor and/or its designees and assignees to purchase 1,181,000 shares of common stock (such amount being equal to one and two-tenths (1.2%) percent of the diluted common shares outstanding immediately following the closing of the March 2010 Private Placement), at an exercise price of $0.632 per share (such amount equal to 110% of the volume weighted average trading price for the ten days prior to such closing), and exercisable for a period of five years (the “Financial Advisory Warrants”).  The method for calculating the $443,000 fair value of the Financial Advisory Warrants is the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	2.6%
Expected warrant lives in years	5.0
Expected volatility	113.6%
Estimated forfeiture rate	None
Expected dividend yields	None
Fair value per share	$0.38
Common stock price	$0.48

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes valuation model by 25%.

Note 5 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at September 30, 2010 and 2009 was $118,000 and $202,000, respectively.  Options exercised during the nine and three months ended September 30, 2010 were 42,000 and 22,000, respectively.  The 22,000 options exercised in the third quarter utilized a cashless exercise which resulted in the issuance of 6,000 common shares.  Options exercised during the nine and three months ended September 30, 2009 were 20,000 and 20,000, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions during the nine and three months ended September 30, 2010 and 2009 (options granted in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Options granted	1,201	1,106	133	520
Risk free interest rate	2.3%	2.0%	0.3%	2.4%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	112.2%	113.3%	99.0%	114.6%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$0.48	$0.32	$0.22	$0.37

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options and forfeiture rates are estimated based on the Company’s exercise and employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected life of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective and can materially affect the resulting valuations.

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the nine months ended September 30, 2010 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2010	4,706	$0.84	2,910	$1.08
Granted	1,201	0.60
Exercised (1)	(42)	0.38
Expired	(16)	5.50
Forfeited	(695)	0.71
Options outstanding, September 30, 2010	5,154	$0.79	3,221	$0.95

(1) 6 common shares were received in a cashless exercise of 22 options.

Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Global managed services	$94	$84	$28	$28
Sales and marketing	33	35	12	11
General and administrative	67	94	28	17
	$194	$213	$68	$56

The remaining unrecognized stock-based compensation expense for options at September 30, 2010 was $533,000, of which $319,000, representing 620,000 options, will only be expensed upon a “change in control” and the remaining $214,000 will be amortized over a weighted average period of 1.2 years.

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2010 and 2009.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2010, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2010	1,162	$0.38
Granted	2,126	0.58
Vested	(219)	0.53
Forfeited	(664)	0.51
Unvested restricted shares outstanding, September 30, 2010	2,405	$0.51

Restricted stock shares granted and compensation expense is allocated as follows for the nine and three months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Restricted stock shares granted	2,126	1,225	687	—

Global managed services	$16	$16	$5	$5
Sales and marketing	7	9	5	3
General and administrative	228	200	136	50
	$251	$225	$146	$58

 The remaining unrecognized stock-based compensation expense for restricted stock at September 30, 2010 was $935,000, of which $557,000, representing 880,000 shares, will only be expensed upon a “change in control” and the remaining $378,000 will be amortized over a weighted average period of 5.7 years.

There was no income tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2010 and 2009, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 7 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes made during, the nine months ended September 30, 2010, is presented below (in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2010	3,464	$0.97
Granted	1,181	0.63
Exercised (1)	(157)	0.40
Forfeited	(1,640)	1.61
Warrants outstanding, September 30, 2010	2,848	$0.50

(1) 66 common shares were received in a cashless exercise of 157 warrants

All of our warrants are exercisable, 1,667,000 have an exercise price of $0.40 and an expiration date of November 25, 2013 and 1,181,000 have an exercise price of $0.63 and an expiration date of March 29, 2015.

Note 8 – Income or Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the nine months ended September 30, 2010 and 2009 and the three months ended September 30, 2010 is the same as basic loss per share.  For the three months ending September 30, 2009 diluted income per share includes 45,087,000 shares of common stock issuable upon the conversion of the Series A-1 Preferred Stock, 1,272,000 unvested restricted shares of common stock and vested options for 681,000 shares of common stock calculated using the treasury stock method. For the nine months ending September 30, 2010 and 2009, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive or in the calculation of our net income the exercise price or conversion price is greater than the Company’s common stock price (in thousands):

	September 30,
	2010	2009
Series A-2 Preferred Stock	10,968	45,087
Warrants	2,848	3,464
Options	5,154	4,955
Unvested restricted stock	2,405	1,272
	21,375	54,778

Note 9 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2010 there are 100 shares of Series B Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 1,097 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Over the last three years, with the most recent transaction occurring in September 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $4,000,000 by selling shares of the Series B Preferred Stock, (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes to certain investors (including several officers and directors of the Company (“Insider Purchasers”)), which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which ultimately converted into shares of the Series A-2 Preferred Stock.  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Series B Stated Value”), and a liquidation preference equal to the Series B Stated Value plus all accrued and unpaid dividends (the “Series B Liquidation Preference”).  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Series B Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Series B Liquidation Preference.

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

The following is a summary of the activity for the Company’s preferred stock during the nine months ended September 30, 2010 and as of December 31, 2009 and September 30, 2010 (in thousands except shares of Series A-2 and Series B Preferred Stock):
	December 31, 2009	2010 Series B Preferred Stock Sales	2010 Series B Preferred Stock Exchanges(1)	2010 Common Stock Exchanges	September 30, 2010
Shares of Preferred Stock:
Series B Preferred Stock:
Investors	—	40	60	—	100

Series A-2 Preferred Stock:
Investors	4,394	—	(1,600)	(1,812)	982
Insider Purchasers	115	—	—	—	115
	4,509	—	(1,600)	(1,812)	1,097

Book Value:
Series B Preferred Stock:
Investors	$—	$4,000	$6,000	$—	$10,000

Series A-2 Preferred Stock:
Investors	$13,911	$—	$(5,066)	$(5,736)	$3,109
Insider Purchasers	364	—	—	—	364
	$14,275	$—	$(5,066)	$(5,736)	$3,473
Total book value	$14,275	$4,000	$934	$(5,736)	$13,473

Liquidation Value:
Series B Preferred Stock:
Investors	$—	$4,000	$6,000	$—	$10,000

Series A-2 Preferred Stock:
Investors	$32,952	$—	$(12,000)	$(13,589)	$7,363
Insider Purchasers	863	—	—	—	863
	$33,815	$—	$(12,000)	$(13,589)	$8,226
Total liquidation value	$33,815	$4,000	$(6,000)	$(13,589)	$18,226

(1)
In the 2010 Private Placements, 1,600 shares of the Series A-2 Preferred Stock were exchanged for 60 shares of Series B Preferred Stock.  The resulting $934,000 loss on the redemption of the Series A-2 Preferred Stock was charged to Additional Paid in Capital.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $0.75, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $0.29 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 10 - Commitments and Contingencies

We have entered into a number of agreements with telecommunications companies to purchase communications services.  Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

In certain instances where Glowpoint did not meet its minimum commitments, no penalties for minimum commitments have been assessed and the Company has entered into new agreements.  It has been our experience that the prices and terms of successor agreements are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the condensed consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Note 11 – Major Customers

Major customers are those customers that account for more than 10% of revenues.  For the nine and three months ended September 30, 2010, 18.4% and 19.4%, respectively, of revenues were derived from a major customer.  For the nine and three months ended September 30, 2009, 14.7% and 15.5%, respectively, of revenues were derived from a major customer.  Accounts receivable from this major customer represented 20.2% and 22.8% of total accounts receivable as of September 30, 2010 and December 31, 2009, respectively. The loss of this customer would have a material adverse affect on the Company’s operations.

Note 12 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with Silicon Valley Bank (“SVB”) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined.  At September 30, 2010, we were in compliance with the covenants, as defined, of the Revolving Loan Facility and there was $750,000 outstanding.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in the other assets in the accompanying balance sheets, were $68,000 and $0 as of September 30, 2010 and December 31, 2009, respectively.  The financing costs for the Revolving Loan Facility are being amortized over the 24 month period through the maturity date of the Revolving Loan Facility. During the nine and three months ended September 30, 2010 the amortization of financing costs was $18,000 and $16,000, respectively.

Note 13 – Discontinued Operations

Our ISDN resale services no longer fit into our overall strategic plan.   In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related   customers, and going forward the Company will receive a 15% recurring referral fee for those revenues payable monthly.  The only assets of the ISDN resale services are the receivables for services provided prior to the transfer for which the Company will retain and collect these accounts.  The transfer will be completed in the 4th quarter of 2010.

The Company accordingly classified these ISDN related revenues and expenses as discontinued operations in accordance with ASC 205.20 “Discontinued Operations”.   The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements for 2009 have been restated in conformity with generally accepted accounting principles to present the operations of the ISDN resale services as a discontinued operation.

 Revenues from the ISDN resale services, reported as discontinued operations, for the nine months ended September 30, 2010 and 2009 were $563,000 and $1,007,000, respectively, and for the three months ended September 30, 2010 and 2009 were $174,000 and $186,000, respectively.   Net income from the ISDN resale services, reported as discontinued operations, for the nine months ended September 30, 2010 and 2009 were $180,000 and $287,000, respectively, and for the three months ended September 30, 2010 and 2009 were $68,000 and $66,000, respectively.  No income tax provision was recognized by the Company against income from the ISDN resale services over the related periods.

Note 14 – Management Changes

In July 2010, the Board of Directors (the “Board”) of the Company effected a termination without cause of David W. Robinson, its Co-Chief Executive Officer, General Counsel and Executive Vice President of Business Development.

Effective July 29, 2010, Mr. Robinson voluntarily resigned as a member of the Board.   Mr. Robinson did not resign because of any disagreement with the Company, nor was he removed for cause from the Board.  Pursuant to the terms of the Employment Agreement between Glowpoint and Mr. Robinson dated May 1, 2006 (as amended,  the “Employment Agreement”) and the Separation Agreement between the Company and Mr. Robinson effective as of August 6, 2010 (the “Separation Agreement”), Mr. Robinson is entitled to receive cash payments totaling approximately $265,000 and other severance benefits (e.g., grants of new restricted stock, reimbursement of medical insurance premiums and an extension to exercise vested options) valued at approximately $152,000.    These costs were included in general and administrative costs for the nine and three months ended September 30, 2010.   As of September 30, 2010, $307,000 of unpaid severance related expenses are included accrued expenses in the condensed consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”),  a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Commission as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of managed video services, supporting thousands of video endpoints in more than 35 countries. Its managed services drive the video collaboration for Fortune® 500 companies, governmental and educational institutions, media and entertainment broadcasters and small and medium-sized businesses.  Glowpoint has become the recognized leader in the rapidly growing market for global managed video and business to business services and solutions.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, carriers, unified communications providers, and integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings.

We provide our customers with a vast array of services that are critical components of their video communications solutions, enabling them to efficiently and securely communicate with one another regardless of their video technology or network.  Interconnectivity and interoperability are critical requirements for enhanced video communications.  With "open" access to Glowpoint's cloud-based, hosted-video infrastructure and services, video calling within – and between – companies is dramatically simplified.  From full-featured telepresence and video conferencing suites to desktop video, Glowpoint supports customers around the world with 24/7 managed services that allow business professionals to enjoy “in-the-same-room” intimacy and cost savings.  For enterprises implementing video communications, Glowpoint provides an alternative to purchasing and deploying capital intensive, premise-based infrastructure by offering specialized tools, services and expertise necessary to drive the wide adoption of video as a collaboration tool.

Glowpoint is primarily focused on high quality, two-way video communications, supporting the advent of HD (High Definition) and telepresence solutions.  Glowpoint’s services for telepresence are increasingly in demand because they address the need for a single point of contact to provide monitoring, scheduling, support and management of telepresence rooms and the associated equipment.  Our Telepresence interExchange Network (“TEN”) is a suite of services and applications designed to overcome the challenges of making video communications interoperable outside of a company's private network.  Glowpoint's VNOC services offer a complete solution for the end-to-end management of video environments, including 24x7 proactive monitoring and support, as well as scheduling, production and concierge services.  Our managed video services are typically sold as a recurring monthly subscription service and may also include certain usage-based offerings that complement of core services.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine and three months ended September 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009, as filed with the Commission as an exhibit to our Annual Report on Form 10-K filed on March 31, 2010.

Results of Operations

Beginning with the filing of our financial statements for the year ended December 31, 2009, we began to report our operations using a new financial statement format, which we believe provides readers with a better understanding and more concise view of our operating cost components.  Glowpoint anticipates that its revenues over time will become less dependent on providing network connections to our customers as we continue to see a demand shift towards more cloud-based managed services.   As a result, we expect that network and infrastructure costs will continue to decrease as a percentage of revenues in future periods.   Prior year and quarter amounts have also been reclassified to conform to the current year presentation to help readers understand our business expenses. This new financial statement format had no impact on revenues, income (loss) from operations or net loss for any period presented.

The following table sets forth for the nine and three months ended September 30, 2010 and 2009; information derived from our condensed consolidated financial statements as expressed as a percentage of revenue.  The historical results presented below are not necessarily indicative of future results.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network and infrastructure	42.7	43.4	41.7	43.5
Global managed services	30.2	29.2	29.5	28.5
Sales and marketing	15.5	12.7	15.6	11.4
General and administrative	18.7	18.2	21.7	14.6
Depreciation and amortization	4.0	4.2	3.9	4.0
Sales taxes and regulatory fees	—	(2.0)	—	(3.2)
Total operating expenses	111.1	105.7	112.4	98.8
(Loss) income from operations	(11.1)	(5.7)	(12.4)	1.2
Interest and other expense:
Interest expense	0.4	1.4	0.5	1.0
Amortization of deferred financing costs	0.1	—	0.2	—
Loss on extinguishment of debt	—	1.3	—	—
Increase in fair value of derivative financial instruments’ liability, including 0.3% and 0.1% , respectively, for Insider Purchasers	—	9.8	—	18.5
Total interest and other expense, net	0.5	12.6	0.7	19.5
Net (loss) from continuing operations	(11.6)	(18.3)	(13.1)	(18.3)
Income from discontinued operations	0.9	1.5	1.0	1.1
Net (loss)	(10.8)	(16.7)	(12.1)	(17.3)
(Loss) income on redemption of preferred stock	(4.5)	(0.3)	(2.2)	30.9
Net (loss) income attributable to common stockholders	(15.3)%	(17.0)%	(14.3)%	13.6%

Nine and Three Months Ended September 30, 2010 (the “2010 Period” and “2010 Quarter”, respectively) compared to Nine and Three Months Ended September 30, 2009 (the “2009 Period” and “2009 Quarter”, respectively)

Revenue –Revenue increased $1,620,000, or 8.6%, in the 2010 Period and $689,000, or 11.0% in the 2010 Quarter.    Our full suite of managed video services, includes the recurring subscription revenues from TEN and VNOC services (which are generally tied to contracts of 12 months or more), conferencing services (which are billed based on usage), and events, professional services and other services.

In 2010 we began to focus our sales strategy more heavily on our wholesalers and channel partners, emphasizing our higher margin VNOC services.  This has begun to generate additional growth in the VNOC component of recurring subscription revenues and related usage-based revenues.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Recurring subscription	$15,835	$14,803	$1,032	7.0%	$5,358	$5,033	$325	6.5%

Usage-based:
Conferencing services	3,630	3,366	264	7.8%	1,183	1,023	160	15.6%
Events, professional and other services	1,076	752	324	43.1%	403	199	204	102.5%
Total Revenue	$20,541	$18,921	$1,620	8.6%	$6,944	$6,255	$689	11.0%

Network and Infrastructure – Network and infrastructure expenses increased by 6.7% in the 2010 Period and 6.5% in the 2010 Quarter.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. The network is for high-quality, two-way video transport built and managed by Glowpoint exclusively and dedicated to IP-based video communications globally.    This operating expense category also includes the cost for taxes which have been billed to customers.

Although the expenses for network and infrastructure increased this period as a result of costs incurred in consolidating our network, we continue to re-engineer our network and infrastructure for increased optimization and efficiency.   We expect these efforts will reduce these expenses as a percentage of total revenues overtime. As we focus on cloud-based services and other managed video applications going forward, customers will not require Glowpoint provided network connectivity for access to our service platforms.

Global Managed Services – Global managed services expenses increased 12.2% in the 2010 Period and increased 15.0% in the 2010 Quarter.   Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The primary components of the increases were salaries, benefits and other costs related to the enhancement of our services to encompass global 24/7 staffing and the establishment of a new support center in Conshohocken, PA, representing 80.2% of the increase in the 2010 Period and 70.8% of the increase in the 2010 Quarter.

Sales and marketing - Sales and marketing expenses increased 32.1% in the 2010 Period and 53.0% in the 2010 Quarter.  The primary components of the increases were increased salaries, benefits and other costs related to hiring additional sales related employees and consultants, representing 71.5% of the increase in the 2010 Period and 72.6% of the increase in the 2010 Quarter.  Several advertising and marketing programs were initiated to increase our visibility in the marketplace, representing 16.3% of the increase in the 2010 Period and 13.6% of the increase in the 2010 Quarter.  In addition, consultants assisting with sales, advertising and marketing programs represented 11.7% of the increase in the 2010 Period and 10.4% in the 2010 Quarter.

General and administrative - General and administrative expenses, which includes direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 12.9%, in the 2010 Period and 63.8%, in the 2010 Quarter. The primary components of the increase were $523,000 and $398,000 of severance costs related to management changes, for the 2010 Period and 2010 Quarter, respectively.  The severance costs represented 46.6% of the increase in the 2010 Period and 67.9% of the increase in the 2010 Quarter.  Severance costs were $317,000 in the 2009 Period, and there were no severance costs in the 2009 Quarter.  The change in allowance for doubtful accounts represented 36.2% of the increase in the 2010 Period and 16.7% of the increase in the 2010 Quarter.

Depreciation and amortization – Depreciation and amortization expenses increased 2.8%, in the 2010 Period and increased 6.7%, in the 2010 Quarter due to purchases of property and equipment exceeding the retirements of these assets.

Sales taxes and regulatory fees –Based on our historical experience in collecting and remitting sales taxes and regulatory fees, we have adjusted the accrued sales taxes and regulatory fees liability at December 31, 2009 to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  This resulted in no adjustments in the 2010 Period and $377,000 in the 2009 Period and $199,000 in the 2009 Quarter.

Loss from operations – Loss from operations increased by $1,219,000 in the 2010 Period and $933,000 in the 2010 Quarter. These increases are primarily attributable to the $523,000 and $398,000 of severance costs in the 2010 Period and 2010 Quarter, respectively, the $377,000 and $199,000 of income from the change in estimates for accrued sales taxes and regulatory fees in the 2010 Period and 2010 Quarter, respectively, increases in costs for managed services associated with 24/7 global support, increases in sales and marketing costs from hiring new professionals, and charges associated and network and infrastructure consolidation costs.

Interest and other expense (income) – Interest and other expense (income) in the 2010 Period principally reflects $89,000 of interest charges from vendors and $18,000 of the amortization of financing charges related to the 2010 Private Placement Transactions.  Other expense in the 2009 Period of $2,375,000 consists of $1,848,000 for an increase in the fair value of derivative financial instruments, which did not exist in the 2010 Period, $254,000 for the loss on the extinguishment of the remaining senior secured notes and interest expense of $273,000.

In the 2010 Quarter there was $35,000 of interest expense and $16,000 for the amortization of financing costs.   In the 2009 Quarter there was an expense of $1,157,000 for an increase in the fair value of derivative financial instruments, which did not exist in the 2010 Quarter and $60,000 of interest expense.

Income taxes - As a result of our losses, we recorded no provision for incomes taxes in the nine and three months ended September 30, 2010 and 2009.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Loss from continuing operations – Loss from continuing operations decreased  by 30.4% in the 2010 Period and by 20.3% in the 2010 Quarter.

Income from discontinued operations – Income from discontinued operations declined by 37.3% in the 2010 Period and increased by 3.0% in the 2010 Quarter.  The transfer of our ISDN resale business will be completed in the 4th quarter of 2010.

Net loss - Net loss decreased by $1,156,000, or 36.6%, to $2,216,000 in the 2010 Period and decreased by $231,000, or 21.4%, to 844,000 in the 2010 Quarter.

Loss on redemption of preferred stock – Our loss on the redemption of Preferred Stock resulted from the 2010 Private Placements and was $934,000 and $156,000 in the 2010 Period and 2010 Quarter, respectively.  In connection with the 2009 Private Placements we had a loss on the redemption of Preferred Stock of $64,000 in the 2009 Period versus income of $1,935,000 in the 2009 Quarter. For loss per share calculations this loss, though charged to Additional Paid in Capital, increases the net loss attributable to common stockholders.

Net loss attributable to common stockholders - Net loss attributable to common stockholders was $3,150,000 or $0.04 per basic and diluted share in the 2010 Period.  For the 2009 Period, the net loss attributable to common stockholders was $3,222,000, or $0.07 per basic and diluted share.  Net loss attributable to common stockholders was $1,000,000 or $0.01 per basic and diluted share in the 2010 Quarter.  For the 2009 Quarter, the net income attributable to common stockholders was $856,000, or $0.02 per basic share and $0.01 per diluted share.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, we incurred a net loss attributable to common stockholders of $3,150,000, of which $934,000 was related to a non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placements (as discussed in Note 4), and we had a negative cash flow from operations of $1,563,000.  At September 30, 2010, we had $1,516,000 of cash, excluding the $1,000,000 received in October 2010 resulting from the September 2010 Private Placements, working capital of $144,000 and an accumulated deficit of $164,621,000.  In October 2010, we implemented a plan to reduce staffing and other costs of our business. We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 12) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also recently amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on the October 2010 staff and cost reduction plan, the 2010 Private Placements, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least September 30, 2011.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

The Company also has access of up to $5,000,000 for working capital purposes pursuant to the Revolving Loan Facility with SVB dated June 16, 2010.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined.  Based on our current projections the Company believes that we will be able to remain in compliance with these covenants.

Private Placement Transactions

Over the last three years, with the most recent transaction occurring in September 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $4,000,000 by selling shares of the Company’s Series B Preferred Stock, (ii) gross proceeds of $9,718,000 for the Company by issuing Senior Secured Notes to certain investors and Insider Purchasers, which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which ultimately exchanged for shares of the Company’s Series A-2 Preferred Stock.  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Reduction of Fully Diluted Common Shares

The Company’s equity following the recent private placement transactions consists of (i) common stock, (ii) Series B Preferred Stock, (iii) Series A-2 Preferred Stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  As of September 30, 2010 and December 31, 2009, respectively, the Company had 103,609,000 and 118,223,000 shares of common stock outstanding on a fully-diluted basis, assuming the exercise of all outstanding options and warrants and conversion of preferred stock.

Adjusted EBITDA

Adjusted EBITDA is defined as net income or loss before depreciation, amortization, interest expense, interest income, sales taxes and regulatory fee expense or benefit, loss on extinguishment of debt, changes in fair value of derivative financial instruments and stock-based compensation, in accordance with our Revolving Credit Facility with SVB.   Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles.    Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is the basis for one of the SVB covenants.   Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.   Additionally, Adjusted EBITDA as defined here does not have the same meaning as EBITDA as defined in our SEC filings prior to this date.  A reconciliation of Adjusted EBITDA to net loss is shown below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,216)	$(3,158)	$(844)	$(1,079)
Depreciation and amortization	812	790	270	253
Amortization of financing costs	18	—	16	—
Interest expense	89	273	35	60
Sales taxes and regulatory fees	—	(377)	—	(199)
EBITDA	(1,297)	(2,472)	(523)	(965)
Stock-based compensation	445	438	216	116
Loss on extinguishment of debt	—	254	—	—
Increase in fair value of derivative financial instruments’ liability	—	1,848	—	1,157
Adjusted EBITDA	$(852)	$68	$(307)	$308

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

None

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

GLOWPOINT, INC.

Date: November 12, 2010	By:/s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)

Date: November 12, 2010	By:/s/ Edwin F. Heinen
Edwin F. Heinen, Chief Financial Officer (principal financial and accounting officer)