Form 10-K
GLOWPOINT INC
filed 2011-03-16
CIK 746210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact name of registrant as specified in its Charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Mountain Avenue, Suite 301, Murray Hill, NJ	07974
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 855-3411

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.☐ Yes ☒ No

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26,661,000.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2011 was approximately 21,453,604.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements give Glowpoint's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding Glowpoint's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint's current plans, and Glowpoint's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report on Form 10-K.

PART I

Item 1.  Business

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of cloud-based managed video services for the global business community. We are the only “pure play” service provider in the video space and our hosted services are securely accessible via any network (private or public) and are technology agnostic. We provide IT managed services and hosted infrastructure delivered through unique user applications and world class experiences. The Company pursues its recurring revenue business model by currently supporting thousands of video endpoints and telepresence systems and delivering service to more than 500 different enterprises in over 35 countries around the globe. Glowpoint’s managed services enable the integration of video into any unified communications environment and the Company has become a recognized leader in the rapidly growing market for global managed video and business-to-business (“B2B”) services and solutions.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators, and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

A critical differentiator of Glowpoint is that our solutions are hardware agnostic (e.g., the video equipment may be manufactured by Cisco, Polycom, Life Size or Avaya) and network neutral (i.e., connectivity may be via native Internet or network provided by AT&T, Verizon, TATA Communications, British Telecom, or others), supporting all recognized video standards across any IP network. As such, regardless of the video conferencing or telepresence equipment purchased or the network connecting it, Glowpoint’s services may be applied.

Glowpoint’s core value proposition for customers includes the enablement of integration into the unified communications environment allowing wide adoption and usage of video communications, increasing return on investment and lowering total cost of ownership.  Glowpoint provides an alternative to capital intensive, premise-based infrastructure, which customers typically have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of the video communications throughout their business.  Glowpoint has become the recognized leader of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enable organizations to drive wide adoption.

Glowpoint is a respected leading managed service provider. The Company launched as an independent pure play provider in 2004, well ahead of the market, and our track record and quality-of-service has earned us various awards and credits. We have been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality and innovation. Industry awards and recognition over the last few years include: Excellence in Globalization Award (Frost and Sullivan); Top Ten Managed Service Provider (MSP mentor); Best US Managed Conferencing Services Provider (Telepresence and Videoconferencing Insight Newsletter); PACE Award for contributions to the advancement of video communications (Telespan); and Growth Company of the Year, Finalist (New Jersey Technology Council).  We are also widely followed and discussed in market research by the leading industry and research analysts, such as Gartner, Forrester, Frost and Sullivan, and Wainhouse Research.

As the video conferencing, telepresence, and unified communications industries continue to mature, Glowpoint believes it has established itself as the “go-to” provider for organizations and other service providers to support their unified communication needs.

The company operates in one segment and therefore segment information is not presented.

Industry Overview. The video communications industry continues to transform. When Glowpoint was initially launched, video conferencing was a niche industry with unproven technology and questionable quality. We set out to capitalize on that by offering a high-quality, IP-based, reliable service. Today, video communications, especially in the form of telepresence, is becoming a more mainstream, mission critical technology. “Telepresence” provides an experience that represents what Glowpoint has been delivering since soon after its launch - high quality, easy to use video communications where the technology does not interfere with the purpose of the meeting. The most popular representation of telepresence is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so that participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by Cisco Systems and others, and the consolidation of some traditional video conferencing equipment manufacturers (e.g., Cisco’s acquisition of Tandberg and Logitech’s acquisition of Life Size Communications) have, we believe, validated our business plan and brought new energy and interest to the video communications industry.

Currently, we view the video communications industry segregated into four categories, each of which is a potential partner and/or customer for Glowpoint’s managed video services:

•	Video conferencing, Telepresence, and Unified Communications Equipment Manufacturers;
•	Network operators and Service providers;
•	Managed Service/Conferencing Services Providers; and
•	Video and Telepresence Equipment Resellers and Systems Integrators.

Video conferencing, Telepresence, and Unified Communications Equipment Manufacturers. Manufacturers of video conferencing and telepresence equipment focus on selling video endpoint, room, and infrastructure equipment. With the introduction of HD and telepresence, the manufacturers are recognizing that, as part of offering these more complex solutions, there is increased demand for services to not only enable adoption, but to expand the use and applications beyond internal use. Additionally, alternatives to purchasing your own infrastructure and using a cloud based hosted model are becoming increasingly popular among businesses that are interested in managing total cost of ownership and allowing the services provider to deal with interoperability and technology advancements for them. As such, the need to partner with experienced service providers like Glowpoint, who make it seamless for customers to buy and use the manufacturer’s products and address their full complement of needs.  Glowpoint’s managed services and cloud based open video platform provide purchasers of this equipment these critical options.

Network operators and Service providers. Network operators and service providers play a critical role in video communications because of the need to transport video calls over high-quality IP bandwidth. With the emergence of more scalable, and sophisticated IP network capabilities for video conferencing and telepresence, the network operators are now aggressively offering services that include intelligent virtual private networks (VPNs) on which customers may support data, voice and video applications simultaneously. This is often referred to as a "converged network" or "convergence."  Recently, more IP-based video communications applications and managed services have emerged as an integral part of converged network offerings. Although in its infancy, we believe that trend will continue as the demand and requirements for video communications continue to grow.  Glowpoint services and hosted cloud infrastructure are accessible across any provider’s network. So, carriers can be a trusted and comprehensive provider for their video communications customers by partnering and peering with Glowpoint, offering the Glowpoint service cloud as part of their network service offerings.  This strategy has the added benefit of increasing the demand for network bandwidth, thereby increasing the carrier’s network sale.

Managed Service/Conferencing Services Providers. A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer video conferencing services almost exclusively focused on multi-point conferencing (i.e., bringing multiple locations into one video call). These service providers are heavily dependent on the legacy Integrated Services Digital Network (ISDN) as the network transport for these multi-point conferences – we understand as much as 80-90% of their multi-point revenue is derived from ISDN. Glowpoint, on the other hand, offers both multi-point conferencing services as well as a full range of managed video services that are primarily IP-based. IP-based services offer more flexibility, higher quality and, because there are no long distance usage charges, at lower and more predictable costs.

Video and Telepresence Equipment Resellers and Systems Integrators. Video and telepresence equipment resellers and systems integrators, who typically derive nearly all their revenue from one-time equipment and integration services, are facing growing margin pressures as well as increased competition related to video conferencing equipment sales. We believe they may need to transform their business models, possibly to generate recurring revenue.  To do so, these providers may attempt to either reproduce the features, experience and services provided by Glowpoint or to become a reseller or wholesale partner of Glowpoint's services themselves. While some video conferencing equipment resellers have chosen to compete with Glowpoint’s offerings, others have chosen to partner with and resell Glowpoint’s services to increase their speed to market and transform their businesses.

Market Need.   The complexity of video communications is increasing, while usage of video is becoming more critical in the mix of unified communications. Many enterprises have become dependent on video communications for increased productivity while also reducing operating costs, and have made it part of their core business practices. These same enterprises have difficulty (and incur considerable cost) in effectively maintaining and managing their existing video communication deployments because of the shortage of experienced information technology and network personnel. Many enterprises also recognize that supporting video communications inside their organization distracts their core support organization from other critical business applications and requires a different skill set than normal business IT support. As a result, businesses are increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and their video technologies. In fact, isolating and extending the video applications from other business applications and existing communications infrastructure has become an increasingly important capability for larger organizations.  With the rapid advancements in video technologies, it has become increasingly expensive and difficult for enterprises to maintain the infrastructure required to power these technologies. We believe that many customers cannot fully support quality video communications on their existing infrastructure and network. Many businesses are reluctant to run a video application over the same network that supports their enterprise data and other applications. Among other concerns, the video communications applications would be required to share bandwidth with data applications (e.g., CRM applications, financial applications, e-mail and file transfers) on a common network. We view the network, however, as a means to access video applications and infrastructure. Therefore, we believe there is a greater market need to provide access to current and next generation infrastructure across those networks. Glowpoint’s “video in the cloud” approach allows enterprises of all sizes to connect via any network connection to power their video deployments.

The surge in deployment of Voice over IP (VoIP) is an example of a technology that had been technically feasible for years, but did not gain popularity until it was easy to use. VoIP service providers developed features and services to make VoIP simple to adopt and use.  Now companies can simply “plug” their VoIP networks into the cloud for these services.

Glowpoint provides enterprises with the ability to simplify the video experience with a full suite of open video services largely unavailable from anyone else at this time. Glowpoint’s unique features and services, such as seamless and secure business-to-business video calling, a comprehensive video exchange directory of businesses, live on-demand video operator services, on demand virtual video rooms, video mailboxes, seamless video calling to off-net locations anywhere in the world and other video application services, are available to customers by simply “plugging” their video systems into the Glowpoint service cloud.

Market Size. According to many industry analysts, the video communications industry is anticipated to grow to billions of dollars annually in the coming years. Gartner Research, for example, predicts the video conferencing products and services market worldwide – which includes equipment, network and managed services – will reach $8.6 billion by 2013, with the market for services totaling approximately $3.8 billion.  In that same report, the services business (where Glowpoint competes) has been growing at a 38% CAGR, while our managed services have realized in excess of 50% growth over that past two years.

Glowpoint Services and Features

Today's telepresence and video conferencing environments have become a key part of a complete unified business communications strategy. For organizations that are already using video, and for those exploring its benefits for the first time, Open Video™ is a unique platform that can help them achieve a successful video collaboration program.

Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed - and most of the systems today are proprietary in nature, which makes them closed off to the rest of the world. Glowpoint’s managed services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, LifeSize or any other HD video solution, for example, may all take advantage of the Glowpoint VNOC solution regardless of their choice of network. Glowpoint’s core services are offered as part of our Open Video technology platform to generate monthly recurring revenue for the Company.

Open Video is the world’s first and only environment that offers telepresence, video and unified collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure, open fashion. Open Video combines years of best practices, experience and technology development into video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, Open Video is built around security protocols to ensure that enterprises and organizations of any size can communicate to any other desired video users in a secure, high-quality and reliable fashion.

    OV Connect

           Open Video enables customers to connect to the Open Video Platform for managed services, collaboration and B2B services via a myriad of access technologies.  The “Open Video Cloud” has peering arrangements with MPLS carriers, Ethernet exchanges, the public Internet, and cross connects at co-location facilities. Glowpoint supports convergence of voice, data and video using the customer’s existing network connection or a dedicated private network if required.

    OV Collaborate

    OV Collaborate is designed to offer scalable, pre-scheduled and “ad-hoc” conferencing resources using Glowpoint’s cloud-based infrastructure or a client’s own infrastructure. OV Collaborate offers a way to connect any device to a call with dedicated conference producers available to manage video event based services as needed.

• Managed (Scheduled) Video Conferencing
• Automated (Reservation-less) Video Conferencing
• Event Management
• Web Streaming Events

    OV Manage

    Glowpoint is recognized as a video communications expert and industry leader in delivering high quality managed services for any video environment.  We continue to be well positioned to support high-touch, fully managed environments as well as self-use support environments. Our global managed service offering includes the following:

• Room Certification, Proactive Monitoring and “Room Sweeps“
• Single Point of Contact for all video needs and user community
• Scheduling Portal, Applications, and Services
• Conference Production and Monitoring
• Help Desk Support
• Training, Stewardship Reporting and Service Reviews
• Advanced Network Monitoring

    Professional Services

    As with technology hosting and management services, we sought new revenue sources using our superior network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services.

    Broadcast and Event Services

    We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition and event services. Customers have used our managed video services during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the professional football and basketball drafts. ESPN has used our service for interviews from team locations with coaches, players and analysts during their coverage. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD. This offering provides two-way HD video communication for content acquisition from remote locations. Glowpoint now provides a full suite of HD solutions for the broadcast, entertainment and media industry and is considered a high-quality alternative to the traditional means of acquiring content in many applications, including interviews and even full motion video.

Wholesale Private Labeling; Technology Hosting and Management Services

All of Glowpoint’s unique features and services have been designed so that the entire suite can be “private labeled” by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.”  Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners.  For example, Polycom, a leading video conferencing equipment manufacturer, has branded Glowpoint’s services as their own Polycom managed video services for sale by Polycom salespeople.  Global network provider TATA Communications private labels Glowpoint managed services to support their global Cisco Telepresence clients. And AVI/SPL, one of the largest audio/visual integrators in the world, has also branded Glowpoint’s managed video services as their own. Many other strategic global companies in the unified communications industry have recognized Glowpoint’s value to their own sales and marketing efforts.

Intellectual Property

At the core of Glowpoint’s service offerings is our unique and differentiating intellectual property. Glowpoint has heavily invested in R&D, engineering, and application development in the process of building and perfecting our managed service and cloud platforms. Some of this development has led to awarded patents and a number of patent applications, as described below, along with ongoing recognition in the industry and enterprise communities as having the most unique tools and applications to enable their video applications. We believe any competition faces significant barriers to building and providing such services, making our intellectual property a key differentiator in the competitive landscape.

Cloud Architecture

Glowpoint's Video Cloud is based on a Service Oriented Architecture (“SOA”) that enables us to quickly create unique and differentiated unified communication services by integrating best of breed technology available in the market.  The SOA architecture is a foundation framework that abstracts the physical layer from the service application to enable the virtualization of resources to leverage cost efficient hardware and deliver innovative services to customers.  This allows Glowpoint to enable the consumption of services using purpose built mobile applications, web, and traditional methods.    Glowpoint's video cloud services  can be delivered as a software and infrastructure service in a pure hosted environment or can support a hybrid with a mix of public and private cloud.   Our SOA architecture implementation provides our customers and partners the freedom to choose exactly how they consume our services.

Applications and Development

Built on top of our core cloud SOA architecture, Glowpoint has a portfolio of proven applications that provide customers and partners access to services with business logic that represents years of industry experience.  These include conference scheduling, customer care, B2B directory, and even billing.  Our internal applications also rely on this infrastructure to provide services that are positioned to scale well into the future. Glowpoint has built our open video cloud to be technically simple to access from anywhere on the globe and to support (Session Initiated Protocol) SIP, H.323 and ISDN technologies using infrastructure from ACME Packet, Polycom, Cisco, Radvision, etc. – and service peering with content delivery (such as Akamai) and network peering partners (such as Equinix). Glowpoint has developed integration to Microsoft Exchange and IBM Same time to enable the use of native scheduling and a number of upcoming releases for mobile applications developed from Apple IOS and Android support the ability for “click to call.”

 Diverse and unmatched expertise

On top of our cloud architecture and robust application suite sits a group of dedicated and experienced video service professionals.  Our people are experts in providing world class production, management, remediation and professional services.  And by using the same tools and applications available directly to our customers, they represent a simple solution often referred to as the “easy button” for customers.

    Patents and Patents-Pending

    The development of our “video as a service” applications and network architecture have resulted in a significant amount of intellectual property – from real-time metering and billing for video calls to intelligent call routing. In 2007, we received our first patent; in 2009, we were awarded a second patent.  A number of other applications have been filed with the United States Patent and Trademark Office and are in various stages of the patent process, which include some rejections to which we have responded in due course.  We have also abandoned certain patent applications, determining that the likelihood of an award and the cost to obtain it versus the value of the potential award did not justify proceeding any further.  While there can be no assurance that a patent will be awarded, we believe that our patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services. We are unique and, given our proprietary technology, believe we are especially well positioned to partner with telecommunications carriers, equipment manufacturers, resellers and other companies focused on integrating innovative and high-quality video solutions into their product mix.

As mentioned above, we were awarded U.S. Patent No. 7,200,213 in April 2007 for our live video operator assistance feature and awarded U.S. Patent No. 7,664,098 in February 2010 for our real-time metering and billing for IP-based calls. Our patented “Live Operator” technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services. Our “Call Detail Records” (CDR) patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video users. In addition, U.S. Patent No. 7,916,717 will issue on March 29, 2011 for our Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN networks.  This technology ensures the simple and seamless migration from ISDN to IP for the purpose of connecting IP users with ISDN systems around the world.  This automated call routing capability has been leveraged to provide a least cost routing and gateway method to customers, routing the call to the most inexpensive gateway exit point off the Glowpoint network before entering the PSTN/ISDN network. We believe these patents help solidify our position as the leader in developing solutions that make video communications a critical business application for our customers and help drive wider adoption and acceptance.

We also have substantial intellectual property with regard to two-way video communications. Due to resource prioritization matters, we have initially only pursued those patent applications we believe are the most strategic and have limited them to the United States.  The following is a brief description of our pending patents and their role in our managed video service offering:

•
Video Call Director - When you place a voice telephone call, you expect some resolution of it – a completed call, a busy signal, or a message that you dialed the wrong number. In the IP-video world, we do not believe that this functionality existed before Glowpoint. Customers placing IP video calls would receive cryptic error codes or invalid network error messages. We developed the Video Call Director technology to intelligently redirect calls based on various conditions. The technology is deployed as “Lisa”, our video call assistant. Now, when a subscribed customer places a video call that does not connect, he is greeted with an interactive video message from “Lisa” explaining some reasons and offering him the option of reaching a live video operator for assistance. The ability to intelligently route video calls based on various conditions lends itself to numerous other capabilities and services, including video mailbox, follow-me video numbers, and video call transfers and forwarding.

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

Sales and Marketing

We market and sell our services to a broad range of businesses in many industries through both direct and indirect sales channels. Our strategic relationships with video conferencing equipment manufacturers, unified communication providers, global integration service providers, equipment resellers, and network operators have expanded our indirect sales channels. The global demand for visual communications has also increased our opportunities for regional partnerships in the world, including in the emerging markets of Asia/Pacific, Middle East, and Central/Latin Americas.  Many of the complex solutions sought in today’s market, especially telepresence and unified communications solutions, have created new and unique opportunities for the sale of Glowpoint services. We continue to diversify our lead generation and sales efforts by integrating these indirect sales channels with aggressive internal lead generation programs and vertical industry focused marketing and promotional efforts. Regardless of the sales or distribution channel, our goal is to provide  world-class service, sales and collateral materials, training, and management tools to reduce barriers to buying, and increase our return on sales, marketing and promotional investments.

Historically, one of our main sales challenges was that visual communications was not generally perceived as a critical application for most companies. Technology developments in the visual communications industry, improvements in network offerings, and changes in human behavior, driven by such global conditions as the recent economic downturn, security and health concerns, have positioned visual  communications to play a mission critical role in business practices.  These changes, we believe, will result in increased demand for hosted and managed video services. Recognizing this, Glowpoint has and will continue to adapt its service offerings and strategic relationships to address the unique needs of our customers, especially for telepresence and unified communications.

Purchasers of telepresence rooms and today’s other complex video products demand that the technology is reliable and functions properly in order to maximize their investment, while increasingly seeking B2B collaboration capabilities. Glowpoint markets and sells its OV Managed services and TEN directly to enterprise customers and to equipment manufacturers and integrators, who purchase our OV Managed services on a wholesale basis.  We will continue to invest in sales and marketing to support our direct and indirect business models.

We continue to market and sell to new markets and markets that we’ve created, where video communications can play a critical role in business practices.  An example of a market we created for our services is the broadcast/media sector, where we recognized a match between the need for cost effective content acquisition and the capability of video communications technology and managed services.  To support this market opportunity, we introduced a highly managed service that is used to acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. Rather than utilizing an expensive satellite feed, companies can acquire broadcast-quality standard definition (SD) and high definition (HD) content over a managed IP network connection at a fraction of the cost. The initial SD use of Glowpoint in the broadcast sector was in 2002, when we provided this service to ESPN during the professional football and basketball drafts. ESPN has used it for interviews from team locations with coaches, players and analysts during their coverage of the drafts every year since 2002. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD, which has been used to acquire HD content that is then distributed to key media outlets. In early 2010, we announced the availability of our professional event services for the broadcast industry in HD as well.

Glowpoint continues to focus on its indirect sales channel to foster greater growth, which has resulted in the indirect sales channel contributing the highest amount of new sales on average in 2010. Approximately 70% of new sales were realized through these channels in 2010, which include the “white label” branding of services.  We will continue to focus sales and marketing efforts on these relationships so that they become a significant and consistent contributor to our growth going forward.

Customers

We have a stable, growing customer base of more than 500 customers ranging from Fortune 100 companies and federal, state, and municipal governmental entities to businesses and service professionals (e.g., accountants and lawyers) and non-profit organizations. Our top ten market segments at the end of 2010, listed in order of approximate contribution to revenue, were: consulting, 13%; broadcast/media, 11%; banking and finance, 9%; engineering and construction, 8%; manufacturing, 7%; governmental entities (local, state and federal), 6%; legal and law enforcement, 6%. One major customer represents approximately 19.5% of our revenue.

Employees

As of December 31, 2010, we had approximately 109 full-time employees. Of these employees, 14 are involved in network and service engineering and development, 61 in customer service and operations, 17 in sales and marketing, and 17 in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Competition

For the sale of our managed services, we mainly compete against select telecommunications carriers and video conferencing equipment resellers and integrators. These carrier competitors, which include British Telecom (BT)/BT Conferencing, AT&T, Verizon and Global Crossing, mainly compete on the basis of offering network and a converged solution of data, voice and video. Other competitors have evolved from the audio/visual integration industry or video conferencing equipment resale industry, including York Telecom, Iformata Communications and BCS Global.  Glowpoint differentiates itself based on its full suite of superior video managed services and cloud based hosted infrastructure, combined with a primary focus on video and resulting superior expertise, flexibility, and responsiveness to customer demands. These services are unique based on our intellectual property, user interfaces, quality, and capabilities that Glowpoint has built over the years. Glowpoint has partnered with a number of would-be competitors with the intent of selling our managed video services to be delivered over their networks or as a complement to their offerings. Glowpoint-enabling a third party network is one way Glowpoint may reduce the threat of competition. We do not believe that the competitive offerings currently available in the market offer the full range and scope of the managed services that Glowpoint offers.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of these periodic reports, proxy statements and other information can be inspected and copied at:

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

Item 1A. Risk Factors

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

Risks Relating To Our Securities

 We may need future capital for working capital or to fund our capital improvements and product development. If we are able to raise additional capital, it may dilute our existing stockholders, if not, it may  restrict our ability to operate our business.

Our capital requirements continue to be significant and depend, and will continue to depend, on numerous factors, including the timing of revenues, the expense involved in development of our systems and products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. To date, we have funded those requirements from private placements, most recently in March and September 2010 (the “2010 Private Placements” as discussed in Note 17) and March and August 2009 (the “2009 Private Placements” as discussed in Note 16).  If additional working capital is required, it may not be sufficient to fund our future operations and may dilute our existing stockholders or restrict our ability to run our business.

We may need to raise additional capital to fund our operations.

For the year ended December 31, 2010, we incurred a net loss attributable to common stockholders of $3,597,000, of which $934,000 was related to a non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placements, and we had a negative cash flow from operations of $1,444,000.  At December 31, 2010, we had $2,035,000 of cash, negative working capital of $526,000 and an accumulated deficit of $165,068,000.  Based on the Company’s October 2010 cost reduction plan, the 2010 Private Placements, our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

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

We have not declared and paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, will likely be re-invested in our business.

Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time.

It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the OTC Bulletin Board under the symbol “GLOW.OB.” Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ, or other national securities exchange, trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued exchange listing or NASDAQ or other national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Risks Related to Our Business

Our history of substantial net losses may continue indefinitely and may make it difficult to fund our operations.

Glowpoint was formed by the merger of All Communications Corporation and View Tech, Inc. in May 2000. We reported a substantial loss from operations in all years since 2000. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not become profitable in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining funds to continue our operations.

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

In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to: pay substantial damages; cease the development, use or sale of services that infringe upon other patented intellectual property; expend significant resources to develop or acquire non-infringing intellectual property; discontinue the use or incorporation of infringing technology; or obtain licenses to the infringing intellectual property. We cannot ensure that we would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a negative effect on our business and financial results.

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

We may not be able to protect the rights to our intellectual property.

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

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements. We cannot ensure that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons will not assert rights to intellectual property arising out of these relationships.

We depend upon our network providers and facilities infrastructure.

Our success depends upon our ability to implement, expand and adapt our national network infrastructure and support services to accommodate an increasing amount of video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities and support services on an ongoing basis. We cannot ensure that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary in order to respond to growth in the number of customers served.

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

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our partners’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network, service offering or hosted infrastructure. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

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

The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, Verizon, British Telecom/BT Conferencing, Global Crossing, Cisco and Hewlett-Packard, have entered into the video communications industry. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

There is limited market awareness of our Glowpoint managed video services.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers.  For the year ended December 31, 2010, one major customer represented approximately 19.5% of our revenue.  Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers.  Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers.  A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products.  Our agreements with these customers may be cancelled if we materially breach the agreement or for other reasons outside of our control.  In addition, our customers may seek to renegotiate the terms of current agreements or renewals.  The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Our failure to properly manage the distribution of our services could result in a loss of revenues.

 We currently sell our services both directly to customers and through channel partners.  Successfully managing the interaction of our direct and indirect sales channels to reach various potential customers for our services is a complex process.  In addition, our reliance upon indirect selling methods may reduce visibility of demand and pricing issues.  Each sales channel has distinct risks and costs, and therefore, our failure to implement the most advantageous balance in the sales model for our services could adversely affect our revenue and profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at 430 Mountain Avenue, Murray Hill, New Jersey 07974. These premises consist of approximately 22,000 square feet of leased office space. Our lease currently expires on January 31, 2014. The base rent for the premises is currently approximately $344,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses (that is, those expenses incurred by the landlord in connection with the ownership, operation, management, maintenance and repair of the premises, including, among other things, the cost of common-area electricity, operational services and real estate taxes). The Murray Hill premises house our corporate functions and our network operations center. In addition to our headquarters, we lease technical facilities (i) in Ventura, California that houses our Bridging Services group, help desk and technical personnel in approximately 3,500 square feet, the base rent of which is approximately $58,000 per annum, and (ii) in Conshohocken, Pennsylvania that houses our Dedicated Support Services Group in approximately 3,600 square feet, the base rent of which is approximately $88,000 per annum. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.  Legal Proceedings

Not Applicable.

Item 4.  (Removed and Reserved)

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Glowpoint’s securities are traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GLOW.OB.” In the future, if we satisfy the listing criteria, we may apply for listing on a national exchange, though there is no assurance that we will be accepted for listing and, if accepted for listing, an active market for our securities will develop in the future.

On January 10, 2011, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"), effecting a reverse stock split of the Company's common stock, par value $0.0001 per share, at a ratio of one-for-four. The reverse stock split was effective on January 14, 2011. The Company's stockholders approved the Certificate of Amendment on June 17, 2010, and the Company's Board of Directors authorized the implementation of the reverse stock split on December 17, 2010.

As a result of the reverse stock split, every four shares of the Company's issued and outstanding common stock were combined into one share of common stock. Any fractional shares that resulted from the reverse stock split were paid in cash to the stockholder. The reverse stock split reduced the number of the Company's outstanding shares of common stock from 85,414,000 to approximately 21,354,000, on the date of effectiveness of such split.

The share amounts of common and treasury stock, warrants and options shown in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split, at a ratio of one-for-four.  The exercise price for all options and warrants and the conversion price for preferred stock in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by four.

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2009 and 2010, based upon information obtained from the OTCBB. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2009
First Quarter	$1.80	$1.04
Second Quarter	1.80	1.12
Third Quarter	2.52	1.28
Fourth Quarter	2.76	1.92

Year Ended December 31, 2010
First Quarter	$3.08	$2.24
Second Quarter	2.80	1.92
Third Quarter	2.32	1.60
Fourth Quarter	2.80	1.80

On March 14, 2011, the closing sale price of our common stock was $2.20 per share as reported on the OTCBB, and 21,453,604 shares of our common stock were held by approximately 2,621 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2010.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our stock options and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2010. The securities issued under equity compensation plans not approved by security holders consist entirely of options issued with respect to individual compensation arrangements for officers, directors and consultants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	1,254,644	$3.14	433,095
Equity compensation plans not approved by security holders	5,000	15.76	—
Total	1,259,644	$3.19	433,095

Item 6.    Selected Financial Data

The following summary of selected consolidated financial information, with respect to the years ended December 31, 2010 and 2009 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and footnotes included elsewhere in this document. The historical results presented below are not necessarily indicative of future results (000’s omitted), except per share amounts.

Consolidated Statement of Operations Information:	Year Ended December 31,
Revenue:	2010	2009
Managed services combined	$10,480	$7,433
OV Connect and other services	17,070	17,822
Total revenue	27,550	25,255

Operating expenses:
Network and infrastructure	11,389	11,005
Global managed services	8,226	7,476
Sales and marketing	4,142	3,193
General and administrative	5,330	4,392
Depreciation and amortization	1,078	1,056
Sales taxes and regulatory fees	—	(2,500)
Total operating expenses	30,165	24,622
Income (loss) from continuing operations	(2,615)	633

Interest and other expense:
Interest (income) expense, net	126	(543)
Amortization of deferred financing costs	34	—
Loss on extinguishment of debt	—	254
Expense for increase in estimated fair value of derivative financial instruments	—	1,848
Total interest and other expense, net	160	1,559
Net loss from continuing operations	(2,775)	(926)
Income from discontinued operations	112	379
Net loss	(2,663)	(547)
Loss on redemption of preferred stock	(934)	(64)
Net loss attributable to common stockholders	$(3,597)	$(611)

Net loss attributable to common stockholders per share:
Continuing operations	$(0.20)	$(0.08)
Discontinued operations	$0.01	$0.03
Basic and diluted	$(0.19)	$(0.05)

Weighted average number of common shares:
Basic and diluted	19,127	13,235

Balance Sheet Information:	As of December 31,
	2010	2009
Cash	$2,035	$587
Working capital deficit	526	1,365
Total assets	8,364	6,911
Long-term debt	—	—
Total stockholders’ equity	$2,705	$1,153

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and the notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.  The Company operates in one segment and therefore segment information is not presented.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of cloud-based managed video services for the global business community. We are the only “pure play” service provider in the video space. Our hosted services are securely accessible via any network (private or public) and are technology agnostic IT managed services and hosted infrastructure delivered with world class user applications and experiences. The Company pursues its recurring revenue business model by currently supporting thousands of video endpoints and telepresence systems and delivering service to more than 500 different enterprises in over 35 countries around the globe. Glowpoint’s managed services enable the integration of video into any unified communications environment and the company has become a recognized leader in the rapidly growing market for global managed video and business-to-business (B2B) services and solutions.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators, and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible globally, enable two-way interactive video communications through our “in the cloud” service support and hosted infrastructure.  Glowpoint’s service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into the Glowpoint service cloud to gain access to video infrastructure, systems, applications, and unmatched video expertise.  In this regard, our services are analogous to the “software as a service” industry or other cloud-based services.

Glowpoint’s core service offerings are designed to enable integration of video into enterprise Unified Communications environments by delivery through Glowpoint’s Open Video™ cloud-based, shared infrastructure model, which offers conferencing scalability and security for large enterprises and small and medium sized businesses around the world. Open Video is the world’s first and only environment that offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware/software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications. Open Video includes three service categories:

•
OV Connect - enables customers to connect to other video users through peering arrangements with MPLS carriers, Ethernet exchanges, the public Internet, and cross connects at co-location facilities. Glowpoint supports the convergence of voice, data and video using the customer’s existing network connection or a dedicated private network if required.

●
OV Collaborate - offers comprehensive conferencing services, including scalable, pre-scheduled and "ad-hoc" confer-encing resources, using hosted infrastructure in the cloud or a client's infrastructure.  In addition to connecting virtually any device to a call, our conference producers can manage, record, and stream video events to the Internet.

•
OV Manage - includes the video operations (VNOC) management system that provides a complete solution for end-to-end management of immersive and non-immersive telepresence rooms.  OV Manage offers flexible options, including a complete cloud-based infrastructure that offers customers the opportunity to purchase only the endpoints themselves, as well as packages that cater to customers who elect to purchase their own video infrastructure.

Other services provided by Glowpoint include:

•
Professional Services - provides a complement to our core managed service offerings and may be applied toward a branding program or even a video deployment evaluation by an enterprise. Today, Glowpoint has branded its video services for Polycom, the world’s leading video equipment manufacturer, for AVI-SPL, one of the largest integrators in the world, for TATA Communications, a global telecommunications carrier, and for a host of others who offer Glowpoint’s managed services to their client base.

•
Broadcast Solutions - provides IP-based broadcast solutions for leading sports broadcasters, sports leagues, news outlets, cable stations, and collegiate conferences. Glowpoint's "always-on," managed service and exclusive video-network exchange service reduces transport costs and program operations by up to 80 percent as compared to traditional satellite feeds and associated operations. Glowpoint enables ultra-clean HD- and SD-interactive broadcasts, provides real-time communications and two-up capability for live-to-air and live-to-web broadcasts, all delivered through proactively maintained flexible solutions.

After a strategic review we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we will receive a 15% recurring referral fee for those revenues.  The transfer will be completed in the second quarter of 2011 (see Note 8).

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

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio conferencing services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.”  Revenues derived from other sources are recognized when services are provided or events occur.

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

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. No impairment losses were recorded through December 31, 2010.

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

Reverse Stock Split – Reclassifications

On January 10, 2011, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"), effecting a reverse stock split of the Company's common stock, par value $0.0001 per share, at a ratio of one-for-four. The reverse stock split was effective on January 14, 2011. The Company's stockholders approved the Certificate of Amendment on June 17, 2010, and the Company's Board of Directors authorized the implementation of the reverse stock split on December 17, 2010.

As a result of the reverse stock split, every four shares of the Company's issued and outstanding common stock were combined into one share of common stock. Any fractional shares resulting from the reverse stock split were paid in cash to the stockholder. The reverse stock split reduced the number of the Company's shares of common stock as shown in the consolidated balance sheets as follows:

	December 31, 2010		December 31, 2009
	Adjusted to reflect reverse stock split	Pre-split	Adjusted to reflect reverse stock split	Pre-split
Authorized shares	150,000,000	150,000,000	150,000,000	150,000,000
Shares issued	21,353,604	85,414,416	16,632,772	66,531,087
Shares outstanding	21,353,604	85,414,416	16,241,549	64,966,196

The share amounts of common and treasury stock, warrants and options shown in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split, at a ratio of one-for-four for all periods presented.  The exercise price for all options and warrants and the conversion price for preferred stock in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by four.

Results of Operations

Revenue - Revenue increased $2,295,000, or 9.1%, in the year ended December 31, 2010 (the “2010 Year”) to $27,550,000 from $25,255,000 in the year ended December 31, 2009 (the “2009 Year”).  The following are the changes in the components of our revenue:

•
Managed services combined, which represents subscription OV Managed video services generally tied to contracts of 12 months or more and OV Collaborate usage based bridging services, which enables customers to have video meetings with multiple locations on the screen at one time, are 38.0% of total current revenue and increased 41% in the 2010 Year.

•
OV Connect, which represents network sales and related services generally tied to contracts of 12 months or more, and other services, which represent non-recurring services (e.g., the professional football draft event) or professional services to develop custom solutions, accounts for 62.0% of total current revenue.

	Year Ended December 31, (in thousands)
Revenue	2010	2009	Increase (Decrease)	% Change
Managed services combined	$10,480	$7,433	$3,047	41.0%
OV Connect and other services	17,070	17,822	(752)	(4.2)
Total revenue	$27,550	$25,255	$2,295	9.1%

Network and Infrastructure – Network and infrastructure expenses increased by 3.5% in the 2010 Year.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. The network is for high-quality, two-way video transport built and managed by Glowpoint exclusively and dedicated to IP-based video communications globally.    This operating expense category also includes the cost for taxes which have been billed to customers.

Although the expenses for network and infrastructure increased this period as a result of costs incurred in consolidating our network, we continue to re-engineer our network and infrastructure for increased optimization and efficiency.   We expect these efforts will reduce these expenses as a percentage of total revenues over time.

Global Managed Services – Global managed services expenses increased 10.0% in the 2010 Year.   Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The primary components of the increases, representing 85.2% of the increase in the 2010 Year, were salaries, benefits and other costs related to the enhancement of our services to encompass global 24/7 staffing and the establishment of a new support center in Conshohocken, PA.

Sales and Marketing - Sales and marketing expenses increased 29.7% in the 2010 Year as Glowpoint continues to focus on its indirect sales channel to foster greater growth. Approximately 70% of new sales continue to be realized through these channels in 2010. The primary components of the increases, representing 79.8% of the increase in the 2010 Year, were increased salaries, benefits and other costs related to hiring additional sales related employees and consultants.  Several advertising and marketing programs, representing 17.1% of the increase in the 2010 Year, were initiated to increase our visibility in the marketplace.

General and Administrative - General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 21.4% in the 2010 Year. Severance costs represented 70.9% or $665,000 of the increase in the 2010 Year.

Depreciation and Amortization – Depreciation and amortization expenses increased 2.1% in the 2010 Year due to purchases of property and equipment exceeding the retirements of these assets.

Sales Taxes and Regulatory Fees –Based on our historical experience in collecting and remitting sales taxes and regulatory fees, we adjusted the accrued sales taxes and regulatory fees liability at December 31, 2009 to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  This resulted in $2,500,000 of income in the 2009 Year. There were no sales taxes and regulatory fee adjustments in the 2010 Year.

Loss from Continuing Operations – Loss from continuing operations increased by $3,248,000 in the 2010 Year.  The primary drivers of the loss increase were the $2,500,000 of income from the change in estimates for accrued sales taxes and regulatory fees in the 2009 Year and $665,000 of severance costs in the 2010 Year. Increases in costs for managed services associated with 24/7 global support, increases in sales and marketing costs from hiring new professionals, and charges associated with network and infrastructure consolidation costs were partially offset by increases in higher margin managed services revenues.

Interest and Other Expense (Income) – Interest and other expense (income) in the 2010 Year principally reflected $126,000 of interest charges from vendors and $34,000 of the amortization of financing charges related to the 2010 Private Placements.  Other expense in the 2009 Year of $1,559,000 consisted of $1,848,000 for an increase in the fair value of derivative financial instruments, which did not exist in the 2010 Year, $254,000 for the loss on the extinguishment of the remaining Senior Secured Notes and interest expense of $241,000. These costs were partially offset by $784,000 of interest income from the change in estimates for accrued sales taxes and regulatory fees partially offset by interest from vendors and the Senior Secured Notes.

Income Taxes - As a result of our losses, we recorded no provision for incomes taxes in the 2010 Year and 2009 Year. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Net Loss from Continuing Operations – Loss from continuing operations increased by 199.7% in the 2010 Year due to the reasons noted above.

Income from Discontinued Operations – Income from discontinued operations declined by 70.4% in the 2010 Year.  The transfer of our ISDN resale business is anticipated to be completed in the 2nd quarter of 2011.

Net Loss - Net loss increased by $2,116,000, or 386.8%, to $2,663,000 in the 2010 Year.

Loss on Redemption of Preferred Stock – Our loss on the redemption of Preferred Stock resulted from the 2010 Private Placements and was $934,000 in the 2010 Year.  In connection with the 2009 Private Placements we had a loss on the redemption of Preferred Stock of $64,000 in the 2009 Year. For loss per share calculations this loss, though charged to Additional Paid in Capital, increases the net loss attributable to common stockholders.

Net Loss Attributable to Common Stockholders - Net loss attributable to common stockholders was $3,597,000 or $0.19 per basic and diluted share in the 2010 Year.  For the 2009 Year, the net loss attributable to common stockholders was $611,000, or $0.05 per basic and diluted share.

Liquidity and Capital Resources

For the year ended December 31, 2010, we incurred a net loss attributable to common stockholders of $3,597,000, of which $934,000 was related to a non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placements (as discussed in Note 17), and we had a negative cash flow from operating activities of $1,444,000.  At December 31, 2010, we had $2,035,000 of cash, negative working capital of $526,000 and an accumulated deficit of $165,068,000.  In October 2010, we implemented a plan to reduce operating costs.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 7) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of $1,600,000 as of December 31, 2010.  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also recently amended the terms of our Series A-2 Preferred Stock and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based on the October 2010 cost reduction plan, the 2010 Private Placements, our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

 Private Placement Transactions

Capital Raises

Over the last two years, with the most recent transaction occurring in September 2010, the Company entered into several private placement transactions raising (i) gross proceeds of $4,000,000 by selling shares of the Company’s perpetual Series B preferred stock (“Series B Preferred Stock”) and (ii) gross proceeds of $1,800,000 by selling additional shares of convertible preferred stock which ultimately became shares of the Company’s Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”).  In connection with those transactions the Company also exchanged shares of its previously issued preferred stock for ultimately, shares of Series A-2 Preferred Stock and Series B Preferred Stock.

The effect of these transactions over the two-year period was to raise $5,800,000 for the Company while reducing our common stock and common stock equivalents by 7,933,000 shares or 23.4% and our liquidation preference by $10,478,000 or 36.9%.

    Reduction of Fully Diluted Common Shares and Liquidation Preference

The Company’s equity following these transactions consists of (i) common stock, (ii) Series B Preferred Stock which is not convertible into common stock, (iii) Series A-2 Preferred Stock, which is convertible into common stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  The following is a summary of the activity of the Company’s shares of common stock and common stock equivalents and liquidation preference as of January 1, 2009 and December 31, 2010 and the two years ended December 31, 2010 (in thousands):

	January 1, 2009	2009 Private Placements	2010 Private Placements	Cancellation of Treasury Stock	Other (Note 1)	December 31, 2010
Fully Diluted Common Shares
Common Shares Outstanding	12,094	4,343	4,624	(391)	684	21,354
Series B Preferred Stock	—	—	—	—	—	—
Senior Secured Notes	866	(866)	—	—	—	—
Options	1,243	—	—	—	17	1,260
Warrants	10,229	(8,936)	295	—	(876)	712
Series A-2 Preferred Stock	9,475	1,797	(8,624)	—	—	2,648
Total	33,907	(3,662)	(3,705)	(391)	(175)	25,974

Liquidation Preference
Series B Preferred Stock	$—	$—	$10,000	$—	$—	$10,000
Series A-2 Preferred Stock	28,423	5,392	(25,870)	—	—	7,945
Total	$28,423	$5,392	$(15,870)	$—	$—	$17,945

Note 1 – Includes issuances of restricted stock and options to employees and consultants, expiration of warrants and cashless exercise of warrants.

Cash flows

At December 31, 2010, we had a working capital deficit of $526,000, compared to a working capital deficit of $1,365,000 at December 31, 2009, a decrease of $839,000.  We had $2,035,000 in cash at December 31, 2010, compared to $587,000 at December 31, 2009, an increase of $1,448,000.

Net cash used in operating activities was $1,444,000 for the 2010 Year.  The primary components of the use of funds were $732,000 from the net loss excluding non-cash charges, payments of $767,000 to reduce accounts payable, accrued expenses and sales taxes and regulatory fees, a $105,000 increase in accounts receivable and other assets and a $82,000 decrease in customer deposits and deferred revenue partially offset by a $242,000 decrease in the assets of the discontinued operations.

Cash used in investing activities in the 2010 Year for the purchase of property, equipment and leasehold improvements was $1,620,000 partially reduced by the proceeds from the sale of equipment for $61,000.  The capital expenditures were focused on improvement to the Glowpoint infrastructure and the leasehold improvements to our new facility in Murray Hill, NJ.

Cash provided by financing activities in the 2010 Year was comprised of $4,000,000 received from the sale of our preferred stock, $750,000 of proceeds from our Revolving Loan Facility and $8,000 received from the exercise of stock options, partially offset by $307,000 of costs related to the 2010 Private Placements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”) which supersedes certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.”  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

Item 8.  Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Form 10-K.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Glowpoint’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management was not subject to attestation by our registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2010.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2010.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2010.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2010.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2010.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 31 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

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
3.4
Amended and Restated Bylaws. (3)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. effecting a one-for-four reverse stock split of the common stock of Glowpoint, Inc. (26)

3.5	Amendment to Amended and Restated Bylaws. (11)
4.1	Specimen Common Stock Certificate. (7)
4.2	Certificate of Designations, Preferences and Rights of Series D Preferred Stock. (9)
4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Glowpoint. (14)
4.4	Form of Series A-3 Warrant dated November 25, 2008. (14)
4.5	Form of Amendment to Warrants to Purchase Shares of Common Stock of Glowpoint, dated as of November 25, 2008. (14)
4.6	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Glowpoint. (16)
4.7	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock of Glowpoint. (18)
4.8	Form of Amendment to Series A-3 Warrant dated March 16, 2009. (16)
4.9	Form of Amendment to Series A-3 Warrant dated August 10, 2009. (18)
4.10	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Glowpoint. (19)
10.1	Glowpoint, Inc. 2000 Stock Incentive Plan. (2)
10.2	Employment Agreement with Joseph Laezza, dated as of March 11, 2004. (3)
10.3	Employment Agreement with David W. Robinson, dated May 1, 2006 (4)
10.4	Employment Agreement with Edwin F. Heinen, dated January 30, 2007. (5)
10.5	Employment Agreement Amendment with Edwin F. Heinen, dated April 24, 2007. (6)
10.6	Employment Agreement Amendment with David W. Robinson, dated April 24, 2007. (6)
10.7	Employment Agreement Amendment with Joseph Laezza, dated May 15, 2007. (6)
10.8	Glowpoint, Inc. 2007 Stock Incentive Plan. (8)
10.9	Employment Agreement Amendment with David W. Robinson, dated September 20, 2007. (9)
10.10	Exchange Agreement, dated September 21, 2007, between Glowpoint and the Holders set forth therein. (9)
10.11	Letter Agreement, dated as of December 18, 2007, amending the amended Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein. (10)
10.12	Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated as of December 31, 2007, between Glowpoint and Vitamin Realty Associates, L.L.C. (12)
10.13	Employment Agreement Amendment with David W. Robinson dated April 30, 2008. (13)
10.14	Form of Series A Convertible Stock Purchase Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (14)
10.15	Form of Registration Rights Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein. (14)
10.16	Form of Note Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (14)
10.17	Form of Series C Preferred Consent and Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein. (14)
10.18	Employment Agreement Amendment with Joseph Laezza, dated November 24, 2008. (14)
10.19	Employment Agreement Amendment with Edwin F. Heinen, dated November 24, 2008. (14)
10.20	Form of Note Exchange Agreement, dated December 31, 2008, between Glowpoint and the holders set for the therein. (15)

10.21	Form of Series A-1 Convertible Stock Purchase Agreement, dated as of March 16, 2009, between Glowpoint and the purchasers set forth therein. (16)
10.22	Amendment No. 1 to Registration Rights Agreement, dated February 19, 2009. (16)
10.23	Form of Note Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (16)
10.24	Form of Securities Purchase Agreement, dated March 16, 2009, between Glowpoint and the holder set forth therein. (16)
10.25	Form of Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein. (16)
10.26	Employment Agreement Amendment with Joseph Laezza, dated March 12, 2009. (16)
10.27	Employment Agreement Amendment with Edwin F. Heinen, dated March 12, 2009. (16)
10.28	Employment Agreement Amendment with David W. Robinson, dated March 12, 2009. (16)
10.29	Form of Series A-1 Preferred Consent and Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.30	Form of Warrant Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.31	Form of Registration Rights Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein. (18)
10.32	Form of Series B Stock Purchase Agreement, dated as of March 29, 2010, between Glowpoint and the purchasers set forth therein. (19)
10.33	Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein. (19)
10.34	Form of Series A-2 Preferred Consent Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein. (19)
10.35	Employment Agreement Amendment with Joseph Laezza, dated March 30, 2010. (7)
10.36	Employment Agreement Amendment with David W. Robinson, dated March 30, 2010. (7)
10.37	Employment Agreement Amendment with Edwin F. Heinen, dated March 30, 2010. (7)
10.38	Master Subcontracting Agreement between Polycom, Inc. and Glowpoint, Inc., dated November 26, 2007. (7)
10.39	Form of Restricted Stock Award Agreement (21) and Schedule of Recently Reported Restricted Stock Awards. (7)
10.40	Loan and Security Agreement, dated as of June 16, 2010, between Glowpoint and Silicon Valley Bank. (22)
10.41	Separation Agreement between Glowpoint and David W. Robinson effective as of August 6, 2010. (23)
10.42	Restricted Stock Award Agreement between Glowpoint and David W. Robinson effective as of August 6, 2010. (23)
10.43	Stock Option Award Agreement between Glowpoint and David W. Robinson effective as of August 6, 2010. (23)
10.44	Amendment to Stock Option Awards between Glowpoint and David W. Robinson effective as of August 6, 2010. (23)
10.45	Amended and Restated Employment Agreement dated August 30, 2010 between Glowpoint, Inc. and Joseph Laezza. (24)
10.46	Amended and Restated Employment Agreement dated August 30, 2010 between Glowpoint, Inc. and Edwin F. Heinen. (24)
10.47	Form of Series B Stock Purchase Agreement, dated as of September 30, 2010, between Glowpoint and the purchasers set forth therein. (25)
10.48	Form of Series A-2 Preferred Exchange Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein. (25)
10.49	Form of Series A-2 Preferred Consent Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein. (25)
10.50	Employment Agreement between Glowpoint and John R. McGovern, dated as of December 23, 2010. (26)

10.51	Separation Agreement between Glowpoint and Edwin F. Heinen, dated as of December 27, 2010. (26)
17.1	Letter of Resignation from Aziz Ahmad, dated March 18, 2009. (16)
17.2	Letter of Resignation from Richard Reiss, dated March 18, 2009. (16)
17.3	Letter of Resignation from Bami Bastani, dated May 28, 2009. (17)
17.4	Letter of Resignation from Dean Hiltzik, dated May 28, 2009. (17)
21.1	Subsidiaries of Glowpoint, Inc. (12)
23.1	Consent of Accountants—EisnerAmper LLP. (26)
23.2	Consent of Accountants—Amper, Politziner & Mattia, LLP. (26)
31.1	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer. (26)
31.2	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer. (26)
32.1	Section 1350 Certification of the Chief Executive Officer. (26)
32.2	Section 1350 Certification of the Chief Financial Officer. (26)

(1)	Filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference.
(3)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Definitive Proxy on Schedule 14A filed with the Securities and Exchange Commission on July 30, 2007, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference.
(26)	Filed herewith.

SIGNATURES

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2011
GLOWPOINT, INC.

By:	/s/ Joseph Laezza
Joseph Laezza
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Laezza and John R. McGovern jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 16th day of March 2011 in the capacities indicated.

/s/ Joseph Laezza	Chief Executive Officer and President (Principal Executive Officer)
Joseph Laezza

/s/ John R. McGovern	Chief Financial Officer (Principal Financial and Accounting Officer)
John R. McGovern

/s/ Grant Dawson	Director
Grant Dawson

/s/ James Lusk	Director
James Lusk

/s/ Kenneth Archer	Director
Kenneth Archer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheet of Glowpoint, Inc and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2009 consolidated financial statements to retroactively apply the change in accounting for the reverse stock split and discontinued operations, as described in Notes 2 and 8, respectively.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

March 16, 2011
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited, before the effects of the adjustments to retroactively apply the change in accounting for the reverse stock split and discontinued operations as described in Notes 2 and 8, the accompanying consolidated balance sheet of Glowpoint, Inc and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  The 2009 consolidated financial statements before the effects of the adjustments discussed in Notes 2 and 8 are not presented herein.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retroactively apply the change in accounting for the reverse stock split and discontinued operations as described in Notes 2 and 8, present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the reverse stock split and discontinued operations as described in Notes 2 and 8 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by EisnerAmper LLP.

/s/ Amper, Politziner & Mattia, LLP

March 30, 2010
Edison, New Jersey

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)
	December 31,
ASSETS	2010	2009
Current assets:
Cash	$2,035	$587
Accounts receivable, net of allowance for doubtful accounts of $250 and $227, respectively	2,706	3,063
Net current assets of discontinued operations	15	257
Prepaid expenses and other current assets	377	291
Total current assets	5,133	4,198
Property and equipment, net	3,148	2,682
Other assets	83	31
Total assets	$8,364	$6,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facility	$750	$—
Accounts payable	2,333	3,207
Accrued expenses	1,352	901
Accrued sales taxes and regulatory fees	739	888
Customer deposits	243	308
Deferred revenue	242	259
Total current liabilities	5,659	5,563

Long term liabilities:
Accrued sales taxes and regulatory fees, less current portion	—	195
Total long term liabilities	—	195
Total liabilities	5,659	5,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively, liquidation value of $10,000	10,000	—
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,059 and 4,509 shares issued and outstanding at December 31, 2010 and 2009 recorded at fair value, respectively (liquidation value of $7,945 and $33,815, respectively) (see Note 12 for information related to Insider Purchasers)	3,354	14,275
Common stock, $.0001 par value;150,000,000 shares authorized; 21,353,604 and 16,632,772 shares issued at December 31, 2010 and December 31, 2009, respectively; 21,353,604 and 16,241,549 shares outstanding, at December 31, 2010 and 2009, respectively, after adjustments to reflect the reverse stock split of 1 for 4 effective January 14, 2011	9	7
Additional paid-in capital	154,410	150,659
Accumulated deficit	(165,068)	(162,405)
	2,705	2,536
Less: Treasury stock, 0 and 391,223 shares at cost, after adjustments to reflect the reverse stock split of 1 for 4 effective January 14, 2011	—	(1,383)
Total stockholders’ equity	2,705	1,153
Total liabilities and stockholders’ equity	$8,364	$6,911

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2010	2009
Revenue	$27,550	$25,255

Operating expenses:
Network and infrastructure	11,389	11,005
Global managed services	8,226	7,476
Sales and marketing	4,142	3,193
General and administrative	5,330	4,392
Depreciation and amortization	1,078	1,056
Sales taxes and regulatory fees	—	(2,500)
Total operating expenses	30,165	24,622
Income (loss) from continuing operations	(2,615)	633

Interest and other expense:
Interest (income) expense, net	126	(543)
Amortization of deferred financing costs	34	—
Loss on extinguishment of debt	—	254
Expense for increase in estimated fair value of derivative financial instruments	—	1,848
Total interest and other expense, net	160	1,559
Net loss from continuing operations	(2,775)	(926)
Income from discontinued operations	112	379
Net loss	(2,663)	(547)
Loss on redemption of preferred stock	(934)	(64)
Net loss attributable to common stockholders	$(3,597)	$(611)

Net loss attributable to common stockholders per share (Note 2):
Continuing operations	$(0.20)	$(0.08)
Discontinued operations	$0.01	$0.03
Basic and diluted	$(0.19)	$(0.05)

Weighted average number of common shares (Note 2):
Basic and diluted	19,127	13,235

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009
(In thousands except Series B shares)

			Series A-2
	Series B Preferred Stock		Preferred Stock (Note B)		Common Stock (Note A)		Additional Paid In	Accum-ulated	Treasury Stock(Note A)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2008	—	$—	4	$11,574	12,094	$5	$172,000	$(185,409)	391	$(1,383)	$(3,213)
Cumulative effect of reclassifica-tion of warrants (ASC Topic 815)	—	—	—	—	—	—	(26,173)	23,551	—	—	(2,622)
Balance at January 1, 2009, as adjusted	—	—	4	11,574	12,094	5	145,827	(161,858)	391	(1,383)	(5,835)
Stock-based compensation - restricted stock	—	—	—	—	184	—	277	—	—	—	277
Stock-based compensation - stock options	—	—	—	—	—	—	279	—	—	—	279
Loss on redemption of Preferred Stock	—	—	—	64	—	—	(64)	—	—	—	—
August 2009 Warrant Exchange	—	—	—	—	4,343	2	(2)	—	—	—	—
Exercise of stock options	—	—	—	—	12	—	17	—	—	—	17
Series A-1 Preferred Stock issued in connection with the 2009 Private Placement	—	—	1	2,637	—	—	—	—	—	—	2,637
Elimination of derivative liabilities	—	—	—	—	—	—	4,751	—	—	—	4,751
Costs related to 2009 Private Placements	—	—	—	—	—	—	(426)	—	—	—	(426)
Net loss for the year	—	—	—	—	—	—	—	(547)	—	—	(547)
Balance at January 1, 2010	—	$—	5	$14,275	16,633	$7	$150,659	$(162,405)	391	$(1,383)	$1,153
Stock-based compensation - restricted stock	—	—	—	—	465	—	298	—	—	—	298
Stock-based compensation - stock options	—	—	—	—	—	—	216	—	—	—	216
2010 Preferred Stock Exchange	60	6,000	(2)	(5,066)	—	—	(934)	—	—	—	—
Warrants issued in connection with 2010 Private Placements	—	—	—	—	—	—	443	—	—	—	443
Conversion of Preferred Stock	—	—	(2)	(5,855)	4,624	2	5,853	—	—	—	—
Cashless exercise of warrants	—	—	—	—	17	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	6	—	8	—	—	—	8
Sale of Series B Preferred Stock	40	4,000	—	—	—	—	—	—	—	—	4,000
Cancellation of treasury stock	—	—	—	—	(391)	—	(1,383)	—	(391)	1,383	—
Costs related to 2010 Private Placements	—	—	—	—	—	—	(750)	—	—	—	(750)
Net loss	—	—	—	—	—	—	—	(2,663)	—	—	(2,663)
Balance at December 31, 2010	100	$10,000	1	$3,354	21,354	$9	$154,410	$(165,068)	—	$—	$2,705

Note A – Adjusted to retroactively reflect the reverse stock split of 1 for 4 effective on January 14, 2011
 Note B – In March 2009 the shares of Series A Preferred Stock outstanding at December 31, 2008 were exchanged for an equal number of shares of newly-created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”). In August 2009 the shares of Series A-1 Preferred Stock then outstanding were exchanged for an equal number of shares of newly-created Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock”)

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,663)	$(547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,078	1,056
Bad debt expense	290	250
Loss on extinguishment of debt	—	254
Amortization of deferred financing costs	34	—
Accretion of discount on Senior Secured Notes	—	23
Loss on disposal of equipment	15	8
Other expense recognized for the increase in the estimated fair value of the derivative financial instruments	—	1,848
Stock-based compensation	514	556
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable .	67	(585)
Prepaid expenses and other current assets	(86)	3
Other assets	(86)	2
Accounts payable	(874)	903
Accrued sales taxes and regulatory fees .	(344)	(3,452)
Accrued expenses	451	127
Customer deposits	(65)	(298)
Deferred revenue	(17)	(66)
Net cash (used in) provided by operating activities – continuing operations	(1,686)	82
Net cash provided by operating activities - discontinued operations	242	42
Net cash (used in) provided by operating activities	(1,444)	124

Cash flows from investing activities:
Proceeds from sale of equipment	61	—
Purchases of property and equipment	(1,620)	(1,213)
Net cash used in investing activities	(1,559)	(1,213)

Cash flows from financing activities:
Proceeds from preferred stock offerings	4,000	1,800
Proceeds from exercise of stock options	8	17
Principal payments for capital lease	—	(234)
Proceeds from revolving loan facility	750	—
Purchase of Senior Secured Notes	—	(750)
Costs related to private placements	(307)	(384)
Net cash provided by financing activities	4,451	449
Increase (decrease) in cash	1,448	(640)
Cash at beginning of year	587	1,227
Cash at end of year	$2,035	$587

Supplement disclosures of cash flow information:
Cash paid during the year for interest	$126	$161

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2010	2009
Non-cash investing and financing:
Costs related to private placements incurred by issuance of placement agent warrants	$443	$42
Additional Senior Secured Notes issued as payment for interest	—	55
Exchange of Senior Secured Notes for Series A-1 Preferred Stock	—	1,076

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 - The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a provider of cloud-based managed video services for the global business community. The Company pursues its recurring revenue business model by currently supporting thousands of video endpoints and telepresence systems and delivering service to more than 500 different enterprises in over 35 countries around the globe. Glowpoint’s managed services enable the integration of video into any unified communications in the market for global managed video and business-to-business (B2B) services and solutions.  Glowpoint operates in one reporting segment.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators, and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible globally, enable two-way interactive video communications through our “in the cloud” service support and hosted infrastructure.  Glowpoint’s service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into the Glowpoint service cloud to gain access to video infrastructure, systems, applications, and unmatched video expertise.  In this regard, our services are analogous to the “software as a service” industry or other cloud-based services.

Glowpoint’s core service offerings are designed to enable integration of video into enterprise Unified Communications environments by delivery through Glowpoint’s Open Video™ cloud-based, shared infrastructure model, which offers conferencing scalability and security for large enterprises and small and medium sized businesses around the world. Open Video offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware/software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications. Open Video includes three service categories:

•
OV Connect - enables customers to connect to other video users through peering arrangements with MPLS carriers, Ethernet exchanges, the public Internet, and cross connects at co-location facilities. Glowpoint supports the convergence of voice, data and video using the customer’s existing network connection or a dedicated private network if required.

•
OV Collaborate - offers comprehensive conferencing services, including scalable, pre-scheduled and “ad-hoc” confer-encing resources, using hosted infrastructure in the cloud or a client’s infrastructure. In addition to connecting virtually any device to a call, our conference producers can manage, record, and stream video events to the Internet.

•
OV Manage - includes the video operations (VNOC) management system that provides a complete solution for end-to-end management of immersive and non-immersive telepresence rooms.  OV Manage offers flexible options, including a complete cloud-based infrastructure that offers customers the opportunity to purchase only the endpoints themselves, as well as packages that cater to customers who elect to purchase their own video infrastructure.

Other services provided by Glowpoint include:

•
Professional Services - provides a complement to our core managed service offerings and may be applied toward a branding program or even a video deployment evaluation by an enterprise. Today, Glowpoint has branded its video services for Polycom, AVI-SPL, TATA Commincations, a global telecommunications carrier, and for a host of others who offer Glowpoint’s managed services to their client base.

•
Broadcast Solutions - provides IP-based broadcast solutions for leading sports broadcasters, sports leagues, news outlets, cable stations, and collegiate conferences. Glowpoint's "always-on," managed service and exclusive video-network exchange service reduces transport costs and program operations by up to 80 percent as compared to traditional satellite feeds and associated operations. Glowpoint enables ultra-clean HD- and SD-interactive broadcasts, provides real-time communications and two-up capability for live-to-air and live-to-web broadcasts, all delivered through proactively maintained flexible solutions.

After a strategic review we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we will receive a 15% recurring referral fee for those revenues.  The transfer will be completed in the second quarter of 2011 (see Note 8).

Note 2 - Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Liquidity

For the year ended December 31, 2010, we incurred a net loss attributable to common stockholders of $3,597,000, of which $934,000 was related to a non-cash loss on redemption of preferred stock incurred in connection with the 2010 Private Placements (as discussed in Note 17), and we had a negative cash flow from operating activities of $1,444,000.  At December 31, 2010, we had $2,035,000 of cash, negative working capital of $526,000 and an accumulated deficit of $165,068,000.  In October 2010, we implemented a plan to reduce operating costs.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 7) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $1,600,000 as of December 31, 2010 .  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also recently amended the terms of our Series A-2 Preferred Stock and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based on the October 2010 cost reduction plan, the 2010 Private Placements, our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our wholly owned subsidiary, GP Communications, LLC.  All material inter-company balances and transactions have been eliminated in consolidation.

Reverse Stock Split - Reclassifications

On January 10, 2011, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"), effecting a reverse stock split of the Company's common stock, par value $0.0001 per share, at a ratio of one-for-four. The reverse stock split was effective on January 14, 2011. The Company's stockholders approved the Certificate of Amendment on June 17, 2010, and the Company's Board of Directors authorized the implementation of the reverse stock split on December 17, 2010.

As a result of the reverse stock split, every four shares of the Company's issued and outstanding common stock were combined into one share of common stock. Any fractional shares resulting from the reverse stock split were paid in cash to the stockholder. The reverse stock split reduced the number of the Company's shares of common stock as shown in the consolidated balance sheets as follows:

	December 31, 2010		December 31, 2009
	Adjusted to reflect reverse stock split	Pre-split	Adjusted to reflect reverse stock split	Pre-split
Authorized shares	150,000,000	150,000,000	150,000,000	150,000,000
Shares issued	21,353,604	85,414,416	16,632,772	66,531,087
Shares outstanding	21,353,604	85,414,416	16,241,549	64,966,196

The share amounts of common and treasury stock, warrants and options shown in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split, at a ratio of one-for-four for all periods presented.  The exercise price for all options and warrants and the conversion price for preferred stock in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split, by multiplying the original exercise or conversion price by four.

Reclassifications

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements have been restated in conformity with generally accepted accounting principles to present the operations of the ISDN resale services as a discontinued operation.

Certain other prior year amounts have been reclassified to conform to the current period presentation and the impact of the reverse stock split as discussed above.

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

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.    The carrying value of our Revolving Loan Facility approximates fair value due to its short term maturities and variable interest rates.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs during the year ended, and as of, December 31, 2010.  The Company did not have any unobservable inputs as of December 31, 2009.

Accounting Standards Updates

In October 2009, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”) which supersedes certain guidance in Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements.”  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations.  Derivatives are recognized in the consolidated balance sheets at fair value as required by ASC Topic 815“Derivatives and Hedging” (“ASC Topic 815”).  The estimated fair value of the derivative liabilities is calculated using the Black-Scholes option valuation model where applicable and such estimates are revalued at each balance sheet date, with changes in value recognized in our consolidated statements of operations in “Increase or “decrease” in Fair Value of Derivative Financial Instruments.”  As a result of the Company’s adoption of ASC Topic 815, effective January 1, 2009, all of the then-outstanding warrants were accounted for as derivatives.

In the 2009 Private Placements (see Note 16), all 10,228,000 of the then-outstanding warrants to acquire shares of common stock with an exercise price of $1.60 were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $1.60, thereby eliminating the provisions that protect holders from a decline in the stock price and the need to account for a derivative liability for these warrants.  Concurrently 9,772,000 of those warrants were exchanged for common stock.

   All of our currently outstanding warrants require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below such warrants’ exercise price, thereby eliminating the provisions that protect holders from a decline in the stock price, as well as the need to account for a derivative liability for such warrants.  As of December 31, 2010, the Company did not have any derivative liabilities related to its derivative financial instruments.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts related to surcharges charged by our carriers, related to the Glowpoint managed network service and the multi-point video and audio conferencing services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.”  Revenues derived from other sources are recognized when services are provided or events occur.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the years ended December 31, 2010 and 2009 we included taxes of $1,912,000 and $1,717,000, respectively, in revenues and we included taxes of $1,791,000 and $1,613,000, respectively, in network and infrastructure costs.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. No impairment losses were recorded through December 31, 2010.

    Capitalized Software Costs

    The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.    For the years ended December 31, 2010 and 2009, we capitalized internal-use software costs of $390,000 and $473,000, respectively. For the years ended December 31, 2010 and 2009 we recorded related amortization of $239,000 and $142,000, respectively. For the years ending December 31, 2011 through 2014 we expect to amortize $235,000, $204,000, $62,000 and $3,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits.

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

Loss per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share for the years ended December 31, 2010 and 2009 was the same as basic loss per share. Potential shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible preferred stock have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

Stock-based Compensation

Stock based awards have been appropriately accounted for as required by ASC topic 718 “Compensation – Stock Compensation” (“ASC topic 718”).  Under ASC topic 718 share based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period.  The Company values its stock based awards using the Black-Scholes option valuation model.

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant.

Treasury Stock

In March 2010, the Company cancelled 391,000 shares of common stock that had been acquired by the Company primarily in 2007 and such cancellation has been recorded in the consolidated balance sheet at $1,383,000.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Prepaid maintenance contracts	$164	$113
Deferred installation costs	55	97
Prepaid insurance	45	40
Prepaid rent	29	—
Other prepaid expenses	84	41
	$377	$291

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009	Estimated Useful Life
Network equipment and software	$8,982	$9,593	3 to 5 Years
Computer equipment and software	2,619	2,571	3 to 4 Years
Bridging equipment	1,517	2,008	5 Years
Leasehold improvements	237	296	Note A
Office furniture and equipment	554	451	5 Years
	13,909	14,919
Accumulated depreciation and amortization	(10,761)	(12,237)
	$3,148	$2,682

Note A – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $1,078,000 and $1,056,000 for the years ended December 31, 2010 and 2009, respectively.

Note 5 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Beginning in 2007, we began proactively contacting various taxing authorities and voluntarily disclosing potential tax liabilities, and have continually revised what sales taxes and regulatory fees are applicable to our business.  The settlement terms from this voluntarily disclosure program, all of which are subject to audit, have resulted in paying significantly less than the total amounts accrued due to, among other things, offsets allowed, the avoidance of penalties, and contracting for limited look-back periods.

A summary of accrued sales taxes and regulatory fees as of, and changes during the years ended December 31, 2010 and 2009 (in thousands):

	Settlements to be remitted to taxing authorities	Accrued sales taxes and regulatory fees	Total
January 1, 2009	$—	$3,947	$3,947
Settlements with tax authorities	926	(293)	633
Payments	—	(213)	(213)
Net Adjustments to accrual (Note B)	—	(3,284)	(3,284)
December 31, 2009 (Note A)	926	157	1,083
Collections, net of payments	270	—	270
Payments	(614)	—	(614)
December 31, 2010	$582	$157	$739

Note A – In 2009, $195,000 which was paid in 2010, was classified as a long term liability and the balance as a current liability in the consolidated balance sheets.

Note B – Based on the results of the voluntary disclosure programs, expiration of certain statute of limitations for look back periods, settlements with taxing authorities, completion of successful audits, the passage of time and the Company’s historical experience in collecting and remitting these taxes, the Company has adjusted the accrued sales taxes and regulatory fees liability to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  Adjustments to the accrual and the allocation to the statements of operations consisted of the following for the year ended December 31, 2009 (in thousands):

	Total	Sales Taxes and Regulatory Fees	Interest Income
Change in estimate	$1,829	$1,392	$437
Settlements from amnesty programs	812	618	194
Expiration of statute of limitations	529	403	126
Settlements from audits	114	87	27
	$3,284	$2,500	$784

Note 6 - Accrued Expenses

Accrued expenses consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Accrued compensation	$511	$610
Accrued severance costs (Note 22)	470	—
Accrued communication costs	299	204
Accrued professional fees	21	30
Other accrued expenses	51	57
	$1,352	$901

Note 7 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with Silicon Valley Bank (“SVB”) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of December 31, 2010, we had unused borrowing availability of $1,600,000.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed.  The SVB Prime Rate was 4% as of December 31, 2010.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined in the Revolving Loan Facility.  At December 31, 2010, we were in compliance with the covenants, as defined, of the Revolving Loan Facility and there was $750,000 outstanding.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $52,000 as of December 31, 2010.  The financing costs for the Revolving Loan Facility are being amortized over the 12 to 24 month period through the maturity date of the Revolving Loan Facility. During the year ended December 31, 2010, the amortization of financing costs was $34,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 8 – Discontinued Operations

Our ISDN resale services no longer fit into our overall strategic plan.   In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related   customers, and going forward the Company will receive a 15% monthly recurring referral fee for those revenues.  The only remaining assets of the ISDN resale services are the receivables for services provided prior to the transfer for which the Company will retain and collect these accounts.  It is anticipated that the transfer will be completed in the second quarter of 2011 and the Company will have no continuing involvement with the ISDN product line.

The Company accordingly classified these ISDN related revenues and expenses as discontinued operations in accordance with ASC 205.20 “Discontinued Operations.”   The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements have been restated in conformity with generally accepted accounting principles to present the operations of the ISDN resale services as a discontinued operation.

 Revenues from the ISDN resale services, reported as discontinued operations, for the years ended December 31, 2010 and 2009 were $620,000 and $1,284,000, respectively.   Net income from the ISDN resale services, reported as discontinued operations, for the years ended December 31, 2010 and 2009 were $112,000 and $379,000, respectively.  The assets and liabilities from the ISDN resale services, reported as net current assets of discontinued operations, for the years ended December 31, 2010 and 2009 were $15,000 and $257,000, respectively.  No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 9 – Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. For the years ended December 31, 2010 and 2009, the following potential shares of common stock that could have been issuable upon conversion have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (in thousands):
	December 31,
	2010	2009
Series A-2 Preferred Stock	2,648	11,272
Warrants	712	866
Options	1,260	1,177
Unvested restricted stock	689	290
	5,309	13,605

Note 10 – Derivative Liabilities

The Company did not have any derivative liabilities as of, and during, the year ended December 31, 2010, and therefore did not need to recognize any changes in estimated fair value of derivative financial instruments in the accompanying consolidated financial statements for 2010.

The Company adopted ASC Topic 815 effective January 1, 2009. The adoption of ASC Topic 815’s requirements can affect the accounting for warrants and many convertible instruments with down-round provisions. For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants or convertible preferred stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that all of the then outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock. The Company determined that ASC Topic 815 does not affect the accounting treatment of the convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $3.00, is adjusted to reflect a down-round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

In accordance with ASC Topic 815, the Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $23,551,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of ASC Topic 815 and the amounts recognized in the consolidated balance sheet upon the initial application of ASC Topic 815. The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC Topic 815 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC Topic 815 had been applied from the issuance date of the instruments. In the 2009 Warrant Exchange (see Note 16), the need to account for a derivative liability was eliminated.

On the date of the 2009 Warrant Exchange, when the Company eliminated the down-round provisions and the need to account for a derivative liability, the Company determined the fair values of these securities using the Black-Scholes option valuation model using the assumptions shown in Note 14.  The accrued derivative liability of $4,751,000, which was related to those warrants, was then transferred to Additional Paid in Capital.

Through the date of the 2009 Warrant Exchange we recorded an increase of $1,848,000 in the fair value of the derivative liabilities which was included in the consolidated statements of operations in “Expense for increase in estimated fair value of Derivative Financial Instruments” for the year ended December 31, 2009.

Activity for derivative liabilities during the year ended December 31, 2009, and as of December 31, 2009 and 2008 was as follows (in thousands):

	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase in Fair Value	Elimination of Derivative Liability	December 31, 2009
Derivative financial instrument – warrants	$—	$2,546	$281	$1,797	$(4,624)	$—
Derivative financial instrument – warrants – insider purchasers	—	76	—	51	(127)	—
	$—	$2,622	$281	$1,848	$(4,751)	$—

Note 11 - Interest (Income) Expense, Net

The components of interest (income) expense, net for the years ended December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Interest (income) expense:
Revolving Loan Facility	$24	$—
Accretion of discount on Senior Secured Notes	—	23
Interest on Senior Secured Notes	—	57
Adjustment of interest accrual for sales and use taxes and regulatory fees	—	(784)
Interest expense for capital lease	—	42
Other interest expense	102	119
Interest (income) expense, net	$126	$(543)

Note 12 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2010, there are: 100 shares of Series B Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 1,059 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Over the last three years, with the most recent transaction occurring in September 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $4,000,000 by selling shares of the Series B Preferred Stock, (ii) gross proceeds of $9,718,000 by issuing Senior Secured Notes to certain investors (including several officers and directors of the Company (“Insider Purchasers”)), which in the 2009 Private Placement were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which ultimately converted into shares of the Series A-2 Preferred Stock.  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $100,000 per share (the “Series B Stated Value”), and a liquidation preference equal to the Series B Stated Value plus all accrued and unpaid dividends (the “Series B Liquidation Preference”).  The Series B Preferred Stock is not convertible into common stock. The Series B Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends from January 1, 2013, at a rate of 4% per annum, payable quarterly, based on the Series B Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 12% per annum, payable quarterly, based on the Series B Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B Preferred Stock by paying the Series B Liquidation Preference.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “Series A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $3.00.  Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B Preferred Stock but is senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value.  Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.

The following is a summary of the activity for the Company’s preferred stock during the year ended December 31, 2010 and as of December 31, 2010 and 2009 (in thousands, except shares of Series A-2 and Series B Preferred Stock):

	December 31, 2009	2010 Series B Preferred Stock Sales	2010 Series B Preferred Stock Exchanges	2010 Common Stock Conversion	December 31, 2010
Shares of Preferred Stock:
Series B Preferred Stock:
Investors	—	40	60	—	100

Series A-2 Preferred Stock:
Investors	4,461	—	(1,600)	(1,850)	1,011
Insider Purchasers	48	—	—	—	48
	4,509	—	(1,600)	(1,850)	1,059

Book Value:
Series B Preferred Stock:
Investors	$—	$4,000	$6,000	$—	$10,000

Series A-2 Preferred Stock:
Investors	$14,122	$—	$(5,066)	$(5,855)	$3,201
Insider Purchasers	153	—	—	—	153
	$14,275	$—	$(5,066)	$(5,855)	$3,354
Total book value	$14,275	$4,000	$934	$(5,855)	$13,354

Liquidation Value:
Series B Preferred Stock:
Investors	$—	$4,000	$6,000	$—	$10,000

Series A-2 Preferred Stock:
Investors	$33,453	$—	$(12,000)	$(13,870)	$7,583
Insider Purchasers	362	—	—	—	362
	$33,815	$—	$(12,000)	$(13,870)	$7,945
Total liquidation value	$33,815	$4,000	$(6,000)	$(13,870)	$17,945

Note 13 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2010 and 2009, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2009	305	$1.96
Granted	306	1.38
Vested	(199)	1.69
Forfeited	(122)	1.99
Unvested restricted shares outstanding, December 31, 2009	290	1.52
Granted	631	2.36
Vested	(66)	1.92
Forfeited	(166)	2.02
Unvested restricted shares outstanding, December 31, 2010	689	$2.13

Restricted stock compensation costs are allocated as follows for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Global managed services	$21	$21
General and administrative	264	249
Sales and marketing	13	7
	$298	$277

There was no income tax benefit recognized for stock-based compensation for the years ended December 31, 2010 and 2009.  No compensation costs were capitalized as part of the cost of an asset.

The remaining unrecognized stock-based compensation expense for restricted stock at December 31, 2010 was $1,148,000, of which $557,000, representing 220,000 shares, will only be expensed upon a “change in control” and the remaining $591,000 will be amortized over a weighted average period of 3.3 years.

Note 14 - Warrants

A summary of warrants granted, exercised, forfeited and outstanding as of December 31, 2010 and 2009, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2009	10,229	$2.16
Granted	836	1.60
Exercised	—	—
Exchanged – (Note 16)	(9,772)	1.60
Forfeited	(427)	10.24
Warrants outstanding, December 31, 2009	866	3.88
Granted	295	2.53
Exercised (Note A)	(39)	1.60
Forfeited	(410)	6.44
Warrants outstanding, December 31, 2010	712	$1.98

Note A - 17,000 common shares were received in a cashless exercise of 39,000 warrants.

All of our warrants are exercisable. 417,000 have an exercise price of $1.60 and an expiration date of November 25, 2013, and 295,000 have an exercise price of $2.53 and an expiration date of March 29, 2015.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions as of dates shown below (number of warrants and fair value in thousands):

	January 1, 2009	March 13, 2009	August 10, 2009	March 29, 2010
Number of warrants	10,229	836	11,066	295
Exercise price	$3.88	$1.60	$2.12	$2.53
Risk free interest rate	3.3%	1.0%	0.7%	2.6%
Expected warrant lives in years	5.0	1.8	1.3	5.0
Expected volatility	102.7%	139.0%	143.3%	113.6%
Expected dividend yields	None	None	None	None
Fair value per share	$2.56	$0.34	$0.46	$1.50
Common stock price	$3.32	$0.68	$0.92	$1.92
Fair value of warrants	$26,173	$281	$4,763	$443

Due to the low average daily trading volume of our common stock, we have discounted the common stock price in the Black-Scholes option valuation model to reflect the adverse impact on our share price which would result from a dramatic increase in the number of shares of our common stock outstanding upon the exercise of these warrants.

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

Note 15 - Stock options

In our stock option plans, the exercise price of the awards are established by the administrator of the plan and, in the case of incentive stock options (“ISOs”) issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the years ended December 31, 2010 and 2009:

	2010	2009
Risk free interest rate	2.3%	2.0%
Expected option lives	5 Years	5 Years
Expected volatility	112.3%	113.3%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average exercise price	$2.42	$1.73
Weighted average grant date fair value of options	$1.91	$1.32

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options and forfeiture rates are estimated based on the Company’s exercise and employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected life of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective and can materially affect the resulting valuations.

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (as amended the “2007 Plan”), 1,375,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of ISOs to employees.   Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2010, options to purchase a total of 452,000 shares of common stock were outstanding and 433,000 shares of common stock remained available for future issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (as amended the “2000 Plan”), that was terminated in June 2010, 1,100,000 shares of common stock had been reserved for issuance thereunder. The 2000 Plan provided for the grant of ISOs to employees or employees of our subsidiaries. NQSOs could have been granted to employees, directors and consultants.  As of December 31, 2010, options to purchase a total of 803,000 shares of common stock were outstanding under the 2000 Plan.

Options outside our Qualified Plans

We have also issued stock options outside of our qualified plans in prior years, though none in the years ended December 31, 2010 and 2009. At December 31, 2010, options to purchase a total of 5,000 shares of common stock that were granted outside of our plans were outstanding.

        Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2010 and 2009, is presented below (options in thousands):
	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2009	1,243	$5.24	834	$6.88
Granted	289	1.73
Exercised	(12)	1.48
Expired	(24)	14.00
Forfeited	(319)	8.47
Options outstanding, December 31, 2009	1,177	3.36	728	$4.32
Granted	303	2.42
Exercised (Note A)	(11)	1.52
Expired	(4)	22.00
Forfeited	(205)	2.68
Options outstanding, December 31, 2010	1,260	$3.19	848	$3.72

Shares of common stock available for future grant under Company plans	433

Note A – Due to regular and cashless exercises, 6,000 common shares were received from the exercise of 11,000 options.

Additional information as of December 31, 2010 was as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.80 – 1.60	279	6.3	$1.48	177	$1.45
1.64 – 2.00	259	7.4	1.81	161	1.77
2.04 – 2.60	417	7.8	2.41	231	2.37
2.64 – 4.76	191	4.7	4.33	165	4.57
5.08 – 22.00	114	2.4	11.48	114	11.48
$0.80 – 22.00	1,260	6.4	$3.19	848	$3.72

A summary of nonvested options as of, and changes during the years ended December 31, 2010 and 2009, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2009	409	$1.43
Granted	289	1.30
Vested	(198)	1.41
Forfeited	(51)	1.45
Nonvested options outstanding, December 31, 2009	449	1.35
Granted	303	1.91
Vested	(186)	1.42
Forfeited	(154)	1.56
Nonvested options outstanding, December 31, 2010	412	$1.63

Stock option compensation expense was allocated as follows for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Global managed services	$103	$122
Sales and marketing	41	38
General and administrative	72	119
	$216	$279

There was no income tax benefit recognized for stock-based compensation for the years ended December 31, 2010 and 2009.  No compensation costs were capitalized as part of the cost of an asset.

The intrinsic value of vested options at December 31, 2010 and 2009 was $350,000 and $361,000, respectively.  The intrinsic value of unvested options at December 31, 2010 and 2009 was $176,000 and $430,000, respectively.

    The remaining unrecognized stock-based compensation expense for options at December 31, 2010 was $478,000, of which $319,000, representing 155,000 shares, will only be expensed upon a “change in control” and the remaining $159,000 will be amortized over a weighted average period of 1.0 years.

Note 16 – 2009 Private Placement Transactions

In 2009, the Company entered into a series of transactions to further recapitalize its balance sheet, raise funds and prepay or exchange all remaining Senior Secured Notes for shares of preferred stock (the “2009 Private Placements”).  The following is a summary of the components of the 2009 Private Placements (in thousands except shares of preferred stock):

	2009 Preferred Stock Sale	2009 Senior Secured Note Exchange	2009 Senior Secured Note Purchase	2009 Preferred Stock Exchanges	2009 Warrant Exchange	2009 Financial Advisor Warrants	Total
Consideration received by Company:
Cash:
Gross proceeds (paid)	$1,800	$—	$(750)	$—	$—	$—	$1,050
Series A-1 Preferred Stock:
Shares	—	—	—	4,509	—	—	4,509
Carrying amount	$—	$—	$—	$14,211	$—	$—	$14,211
Senior Secured Notes:
Carrying amount	$—	$(1,076)	$(713)	$—	$—	$—	$1,789
Warrants:
Shares	—	—	—	—	9,772	—	9,772

Consideration provided to holders:
Warrants issued :
Shares	562	149	—	—	—	125	836
Carrying amount	$189	$50	$—	$—	$—	$42	$281
Common Stock :
Shares	—	—	—	—	4,343	—	4,343
Carrying amount	$—	$—	$—	$—	$2	$—	$2
Series A-1 Preferred Stock issued:
Shares	450	269	—	—	—	—	719
Carrying amount	$1,611	$1,026	$—	$—	$—	$—	$2,637
Series A-2 Preferred Stock issued:
Shares	—	—	—	4,509	—	—	4,509
Carrying amount $	$—	$—	$—	$14,275	$—	$—	$14,275

Loss on Redemption of Preferred Stock	$—	$—	$—	$(64)	$—	$—	$(64)

Sale of Series Preferred Stock

In the 2009 Private Placements, the Company received $1,800,000 of gross proceeds for 450 shares of its Series A-1 Preferred Stock and warrants having an exercise price of $1.60 per share to acquire an aggregate of 562,000 shares of common stock (the “2009 Preferred Stock Sale”).

We accounted for the issuance of the warrants to acquire 562,000 shares of common stock with an expiration date of March 2014, at fair value.   The $189,000 estimated fair value of these warrants, determined using the Black-Scholes option valuation model using the assumptions shown in Note 14, was charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

The Series A-1 Preferred Stock was recorded in the balance sheet at $1,611,000, which is the gross cash received less the $189,000 fair value of the warrants issued in the sale.

Senior Secured Note Exchange

In the 2009 Private Placements, the Company issued 269 shares of Series A-1 Preferred Stock and warrants having an exercise price of $1.60 per share to acquire 149,000 shares of common stock in exchange for $1,076,000 (including $12,000 of accrued interest) of the Company’s Senior Secured Notes (the “2009 Senior Secured Note Exchange”).

We accounted for the issuance of the warrants to acquire 149,000 shares of common stock with an expiration date of March 2014, at fair value.   The $50,000 estimated fair value of these warrants, determined using the Black-Scholes option valuation model using the assumptions shown in Note 14, was charged to the Series A-1 Preferred Stock and credited to Derivative Financial Instruments.

The Series A-1 Preferred Stock issued in exchange for the Senior Secured Notes was recorded in the balance sheet at $1,026,000 which is the value of the Senior Secured Notes exchanged less the $50,000 fair value of the warrants issued in the exchange.

Senior Secured Note Purchase

In the 2009 Private Placements, the remaining $713,000 of Senior Secured Notes were purchased for $750,000 and retired by the Company (the “2009 Senior Secured Note Purchase”).   The prepayment was funded from the sale of securities in the 2009 Private Placements.   As a result, there are no Senior Secured Notes outstanding.    The $37,000 excess of the amount paid to purchase the remaining Senior Secured Notes and their book value along with $217,000 of unamortized discount that remained when the Senior Secured Notes were exchanged or purchased in the 2009 Private Placements resulted in a $254,000 “Loss on Extinguishment of Debt,” which was recorded in our consolidated statements of operations in Interest and Other Expense.

Preferred Stock Exchanges

In a series of transactions in the 2009 Private Placements, the holders of the Company’s Series A Convertible Preferred Stock exchanged those shares into Series A-1 Preferred Stock, and then (i) consented to the creation of the Series A-2 Preferred Stock which does not pay dividends until January 1, 2013 and (ii) were issued an aggregate of 4,509 shares of Series A-2 Preferred Stock, having a Stated Value of $33,815,000, in exchange for an aggregate of 4,509 shares of the Company’s Series A-1 Preferred Stock, which also had a Stated Value of $33,815,000 (“2009 Preferred Stock Exchanges”).   The book value of the Series A-1 Preferred Stock exchanged was $14,211,000.  The Series A-2 Preferred Stock received in the transaction was recorded in the balance sheet at $14,275,000 which is the fair value of the Series A-2 Preferred Stock.

We accounted for the 2009 Preferred Stock Exchanges as a redemption that requires that the excess of the fair value of the Series A-2 Preferred Stock (the “Series A-2 Fair Value”) over the carrying amount of the Series A-1 Preferred Stock (the “Series A-1 Carrying Amount”) should be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-1 Carrying Amount of $14,211,000 was recorded at the then fair value.  The Series A-2 Fair Value of $14,275,000 is based on the net present value of the components of the Series A-2 Preferred Stock.   As required by ASC topic 260 “Earnings Per Share,” the $64,000 excess of Series A-2 Fair Value over the Series A-1 Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common stockholders.

Warrant Exchange

In the 2009 Private Placements, all 10,228,000 of the warrants to acquire shares of common stock at $1.60 per share were amended to require the consent of a majority of the warrant holders in order to consummate a financing at a price per share of common stock below $1.60, thereby eliminating the down-round provisions and the need to account for a derivative liability for these warrants.   Concurrently, the holders of 9,772,000 of such warrants were issued one share of common stock for warrants to acquire 2.25 shares of common stock (the “2009 Warrant Exchange”) and as a result, 4,343,000 shares of common stock were issued. The remaining 456,000 warrants remain outstanding until November 2013.  The accrued derivative liability of $4,751,000, which was related to the remaining outstanding warrants, was then transferred to Additional Paid in Capital.

Financial Advisor and Legal Fees

In connection with the 2009 Private Placements, we paid legal fees of $108,000, paid our financial advisor a placement agent fee of $276,000 and issued warrants to our financial advisor and/or its designees and assignees to purchase 125,000 shares of common stock.   We accounted for the issuance of the warrants to acquire 125,000 shares of common stock having an exercise price of $1.60 per share with an expiration date of March 2014 (the “2009 Financial Advisor Warrants”) at fair value. The $42,000 estimated fair value of the 2009 Financial Advisor Warrants, determined using the Black-Scholes option valuation model using the assumptions shown in Note 14, was charged to Additional Paid in Capital and credited to Derivative Financial Instruments.

Note 17 – 2010 Private Placements

In 2010, the Company entered into transactions that, in the aggregate, resulted in the Company’s raising $4,000,000 of growth capital and exchanging 3,450 shares of its outstanding Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock”) for (i) 100 shares of our newly-created non-convertible Series B preferred stock (the “Series B Preferred Stock”) and (ii) 4,624,000 shares of common stock (the “2010 Private Placements”).

The following are the amounts of cash, number of the shares of Series A-2 Preferred Stock, Series B Preferred Stock, common stock and warrants issued or exchanged in each component of the 2010 Private Placements  (in thousands except for shares of preferred stock ):

	2010 Series B Preferred Stock Sales	2010 Series B Preferred Stock Exchanges	2010 Common Stock Conversions	2010 Financial Advisor Warrants	Total
Consideration received by Company:
Cash:
Gross proceeds	$4,000	$—	$—	$—	$4,000
Series A-2 Preferred Stock received:
Shares	—	1,600	1,850	—	3,450
Book value	$—	$5,066	$5,855	$—	$10,921

Consideration provided to holders:
Warrants issued:
Shares	—	—	—	295	295
Book value	$—	$—	$—	$443	$443
Series B Preferred Stock issued:
Shares	40	60	—	—	100
Book value	$4,000	$6,000	$—	$—	$10,000
Common Stock issued:
Shares	—	—	4,624	—	4,624
Book value	$—	$—	$2	$—	$2
Additional Paid in Capital	$—	$—	$5,853	$—	$5,853

Loss on Redemption of Preferred Stock	$—	$(934)	$—	$—	$(934)

Sale of Series B Preferred Stock

In the 2010 Private Placements, the Company received $4,000,000 of gross proceeds for the issuance of 40 shares of its newly-created Series B Preferred Stock (the “2010 Series B Preferred Stock Sales”). The Series B Preferred Stock was recorded in the balance sheet at $4,000,000, which is the gross cash received in the sale and is also its liquidation value.

Exchange of Series A-2 Preferred Stock for Series B Preferred Stock

In the 2010 Private Placements, 60 shares of Series B Preferred Stock with a liquidation preference of $6,000,000 were issued in exchange for 1,600 shares of Series A-2 Preferred Stock with a liquidation preference of $12,000,000 (the “2010 Series B Preferred Stock Exchanges”).

We accounted for the 2010 Series B Preferred Stock Exchanges as a redemption that requires that the excess of the fair value of the Series B Preferred Stock (the “Series B Fair Value”) over the carrying amount of the Series A-2 Preferred Stock (the “Series A-2 Carrying Amount”) be added to net loss to arrive at net loss attributable to common stockholders.  The Series A-2 Carrying Amount of $5,066,000 is based on the recorded book value.  The Series B Fair Value of $6,000,000 is based on applying the $100,000 sale price of each share of Series B Preferred Stock sold in the 2010 Private Placements to each share of Series B Preferred Stock issued in the 2010 Series B Preferred Stock Exchanges.  As required by ASC topic 260 “Earnings Per Share,” the $934,000 excess of Series B Fair Value over the Series A-2 Carrying Amount is recognized in our consolidated statements of operations as a “Loss on Redemption of Preferred Stock” and added to our net loss to arrive at the net loss attributable to common stockholders.

Conversion of Series A-2 Preferred Stock for Common Stock

In the 2010 Private Placements, 1,850 shares of Series A-2 Preferred Stock were converted into 4,624,000 shares of common stock (the “2010 Common Stock Conversions”).  Each of the Series A-2 Preferred Stock shares was converted into 2,500 shares of common stock, which is consistent with the Series A-2 Preferred Stock Certificate of Designation.

We accounted for the 2010 Common Stock Conversions by taking the Series A-2 carrying amount of $5,855,000 and allocating $2,000 to the par value of common stock and the balance of $5,853,000 to Additional Paid in Capital.

Financial Advisor and Legal Fees

In connection with the 2010 Private Placements, we paid legal fees of $27,000 and incurred and paid financial advisory fees of $280,000.  We issued financial advisory warrants to purchase 295,000 shares of common stock at an exercise price of $2.53 per share and exercisable for a period of five years (the "2010 Financial Advisor Warrants").  We accounted for the issuance of the 2010 Financial Advisor Warrants at fair value.  The $443,000 estimated fair value of the 2010 Financial Advisor Warrants, determined using the Black-Scholes option valuation model using the assumptions shown in Note 14, was charged to Additional Paid in Capital "Costs related to 2010 Private Placements" and credited to Additional Paid in Capital "Warrants issued in connection with 2010 Private Placements."

Note 18 - Income Taxes

We had no tax provision for the years ended December 31, 2010 and 2009.  Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2010 and 2009 as shown in the following table (in thousands):

	2010	2009
U.S. federal income taxes at the statutory rate	$(905)	$(186)
State taxes, net of federal effects	(133)	(33)
Nondeductible expenses	12	885
Stock-based compensation	600	—
Expired net operating loss carry-forwards	536	—
Other	31	(7)
Change in valuation allowance	(141)	(659)
	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 is presented below (in thousands):

Deferred tax assets:	2010	2009
Tax benefit of operating loss carry forward	$49,072	$48,760
Reserves and allowances	156	168
Accrued expenses	217	73
Goodwill	373	453
Warrants issued for services	445	457
Equity based compensation	469	994
Fixed assets	94	64
Total deferred tax assets	50,826	50,969

Deferred tax liability	—	—
Deferred tax assets and liability, net	50,826	50,969
Valuation allowance	(50,826)	(50,969)
Net deferred tax assets	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results.

We and our subsidiary file federal tax returns on a consolidated basis and separate state tax returns. At December 31, 2010, we had net operating loss (“NOL”) carry-forwards of $127,765,000 for federal income tax purposes which expire in various amounts from 2011 through 2030. At December 31, 2010, we had net NOL carry-forwards of $93,740,000 for state income tax purposes which expire in various amounts from 2011 through 2030. The utilization of our NOL for federal income tax purposes sustained by Glowpoint may be substantially limited annually as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended). If it is determined that there is a change in ownership, or if the Company undergoes a change of ownership in the future, the utilization of the Company’s NOL carry-forwards may be materially limited.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009.

The federal and state tax returns for the years ending December 31, 2009, 2008 and 2007 are currently open and the tax return for the year ended December 31, 2010 will be filed in September 2011.

Note 19 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. The plan is currently non-contributory on our part.  Employer contributions to the 401(k) plan for the years ended December 31, 2010 and 2009 were $38,000 and $0, respectively.

Note 20 - Related Party Transactions

The Company provides managed video services (the “Video Services”) to a company in which one of our directors is an officer.  The Company received consulting and tax services (the “Consulting Services”) from an accounting firm in which one of our prior directors, who resigned in May 2009, was a partner. Management believes that such transactions are in the normal course of business and for terms that would have been obtained from unaffiliated third parties. We provided Video Services for the years ended December 31, 2010 and 2009 of $317,000 and $305,000, respectively.  The $26,000 of fees incurred for the Consulting Services for the year ended December 31, 2009, were only included for the period that the partner of the accounting firm was a director of the Company.

Note 21 – Major Customers

Major customers are those customers who account for more than 10% of revenues.  The revenues derived from our only major customer for the years ended December 31, 2010 and 2009 were 19.5% and 16.5%, respectively.  Accounts receivable from this major customer as of December 31, 2010 and 2009 were 22.3% and 24.5%, respectively, of total accounts receivable.  The loss of this customer would have an adverse affect on the Company’s operations.

Note 22 – Management Changes

In July 2010, the Board of Directors (the “Board”) of the Company effected a termination without cause of David W. Robinson, its Co-Chief Executive Officer, General Counsel and Executive Vice President of Business Development.

Effective July 29, 2010, Mr. Robinson voluntarily resigned as a member of the Board.   Mr. Robinson did not resign because of any disagreement with the Company, nor was he removed for cause from the Board.  Pursuant to the terms of the Employment Agreement between Glowpoint and Mr. Robinson dated May 1, 2006 (as amended,  the “Employment Agreement”) and the Separation Agreement between the Company and Mr. Robinson effective as of August 6, 2010, Mr. Robinson is entitled to receive cash payments totaling approximately $265,000 and other severance benefits (e.g., grants of new restricted stock, reimbursement of medical insurance premiums and an extension to exercise vested options) valued at approximately $152,000. These costs were included in general and administrative costs.   As of December 31, 2010, $185,000 of unpaid severance related expenses were included as accrued expenses in the consolidated balance sheets.

On November 30, 2010, John McGovern was appointed as the Company’s Executive Vice President and Chief Financial Officer replacing Mr. Heinen, the Company’s previous Chief Financial Officer.  Pursuant to the terms of the Separation Agreement between the Company and Mr. Heinen effective as of December 27, 2010, Mr. Heinen is entitled to receive cash payments totaling approximately $216,000 and other severance benefits (e.g., accelerated vesting of restricted stock and options and reimbursement of medical insurance premiums) valued at approximately $49,000.    These costs were included in general and administrative costs.   As of December 31, 2010, $265,000 of unpaid severance related expenses were included as accrued expenses in the consolidated balance sheets.

Note 23 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2012. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2010, and 2009 were $412,000 and $380,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2011	$388
2012	370
2013	366
2014	31
$1,155

Commercial Commitments

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments.  In certain instances where Glowpoint did not meet the minimum commitments, no penalties for minimum commitments have been assessed and the Company has entered into new agreements.  It has been our experience that the prices and terms of successor agreements are similar to those offered by other carriers.

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Letter of Credit

In November 2010, the Company entered into an irrevocable standby letter of credit (“LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters.  The LOC was obtained from SVB and will be renewed yearly until January 2014, the expiration date of our lease.

Note 24 – Subsequent Event

On January 10, 2011, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment"), effecting a reverse stock split of the Company's common stock, par value $0.0001 per share, at a ratio of one-for-four. The reverse stock split was effective on January 14, 2011. The Company's stockholders approved the Certificate of Amendment on June 17, 2010, and the Company's Board of Directors authorized the implementation of the reverse stock split on December 17, 2010.

As a result of the reverse stock split, every four shares of the Company's issued and outstanding common stock will be combined into one share of common stock. Any fractional shares resulting from the reverse stock split will be paid in cash to the stockholder. The reverse stock split will reduce the number of the Company's outstanding shares of common stock from 85,416,000 to approximately 21,354,000.