Form 10-Q
period 2011-03-31
GLOWPOINT INC
filed 2011-05-12
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

430 Mountain Avenue, Suite 301, Murray Hill, NJ, 07974
(Address of Principal Executive Offices, including Zip Code)

(973) 855-3411
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

Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 21,432,990.

GLOWPOINT, INC.
Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010*	1

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4

Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. [Removed and Reserved]	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

*
The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements filed as an exhibit to our Annual Report on Form 10-K that was filed on March 16, 2011.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$1,491	$2,035
Accounts receivable, net of allowance for doubtful accounts of $200 and $250, respectively	2,934	2,706
Net current assets of discontinued operations	—	15
Prepaid expenses and other current assets	468	377
Total current assets	4,893	5,133
Property and equipment, net	3,313	3,148
Other assets	69	83
Total assets	$8,275	$8,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,501	$2,333
Accrued expenses	963	1,352
Net current liabilities of discontinued operations	26	—
Accrued sales taxes and regulatory fees	729	739
Revolving loan facility	750	750
Customer deposits	174	243
Deferred revenue	270	242
Total current liabilities	5,413	5,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, liquidation value of $10,000	10,000	10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,059 and 1,059 shares issued and outstanding at March 31, 2011 and December 31, 2010 recorded at fair value, respectively (liquidation value of $7,945 and $7,945, respectively)	3,354	3,354
Common stock, $.0001 par value;150,000,000 shares authorized; 21,431,863 and 21,353,604 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	9
Additional paid-in capital	154,542	154,410
Accumulated deficit	(165,036)	(165,068)
Total stockholders’ equity	2,862	2,705
Total liabilities and stockholders’ equity	$8,275	$8,364

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$6,981	$6,515

Operating expenses:
Network and infrastructure	2,412	2,834
Global managed services	1,894	2,055
Sales and marketing	921	892
General and administrative	1,407	1,120
Depreciation and amortization	276	266
Total operating expenses	6,910	7,167
Income (loss) from operations	71	(652)

Interest and other expense:
Interest expense	18	36
Amortization of financing costs	15	—
Total interest and other expense	33	36
Net income (loss) from continuing operations	38	(688)
(Loss) income from discontinued operations	(6)	77
Net income (loss)	32	(611)
Redemption of preferred stock	—	(778)
Net income (loss) attributable to common stockholders	$32	$(1,389)

Net income (loss) attributable to common stockholders per share:

Continuing operations	$0.00	$(0.09)
Discontinued operations	$0.00	$0.00
Basic net (loss) income per share	$0.00	$(0.09)

Continuing operations	$0.00	$(0.09)
Discontinued operations	$0.00	$0.00
Diluted net income (loss) per share	$0.00	$(0.09)

Weighted average number of common shares:
Basic	20,674	16,060
Diluted	24,703	16,060

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011
(In thousands except shares of Series B Preferred Stock)
(Unaudited)

	Series B		Series A-2				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010	100	$10,000	1	$3,354	21,354	$9	$154,410	$(165,068)	$2,705
Net income	—	—	—	—	—	—	—	32	32
Settlement of liabilities with restricted stock and stock options	—	—	—	—	—	—	48	—	48
Stock-based compensation	—	—	—	—	—	—	77	—	77
Issuance of restricted stock	—	—	—	—	100	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(38)	—	—	—	—
Cashless exercise of options	—	—	—	—	16	—	—	—	—
Adjustment to par value resulting from reverse stock split	—	—	—	—	—	(7)	7	—	—
Balance at March 31, 2011	100	$10,000	1	$3,354	21,432	$2	$154,542	$(165,036)	$2,862

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from Operating Activities:
Net income (loss)	$32	$(611)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	276	266
Amortization of deferred financing costs	15	—
Bad debt expense	(15)	80
Stock-based compensation	77	117
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(213)	(236)
Prepaid expenses and other current assets	(91)	(162)
Other assets	(1)	—
Accounts payable	168	276
Customer deposits	(69)	18
Accrued expenses, sales taxes and regulatory fees	(351)	147
Deferred revenue	28	10
Net cash used in operating activities – continuing operations	(144)	(95)
Net cash provided by operating activities - discontinued operations	41	28
Net cash used in operating activities	(103)	(67)

Cash flows from Investing Activities:
Purchases of property and equipment	(441)	(312)
Net cash used in investing activities	(441)	(312)

Cash flows from Financing Activities:
Proceeds from preferred stock offering	—	3,007
Costs related to private placements	—	(230)
Net cash provided by financing activities	—	2,777
Increase (decrease) in cash and cash equivalents	(544)	2,398
Cash at beginning of period	2,035	587
Cash at end of period	$1,491	$2,985

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$18	$108

Non-cash investing and financing activities:
Costs related to private placements incurred by issuance of placement agent warrants	$—	$443
Settlement of liabilities with restricted stock and stock options	$48	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

 Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a provider of cloud-based managed video services for the global business community. The Company pursues its recurring revenue business model by supporting thousands of video endpoints and telepresence systems and delivering service to more than 500 different enterprises in over 35 countries. Glowpoint’s managed services enable the integration of video into unified communications platforms for global managed video and business-to-business (B2B) services and solutions.  Glowpoint operates in one reporting segment.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible globally, enable two-way interactive video communications through our “in the cloud” service support and hosted infrastructure.  Glowpoint’s service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into the Glowpoint service cloud to gain access to video infrastructure, systems, applications, and unmatched video expertise.  In this regard, our services are analogous to the “software as a service” industry.

Glowpoint’s core service offerings are designed to enable the integration of video into enterprise unified communications environments through Glowpoint’s Open Video™ service platform which offers conferencing scalability, security and interoperability for large enterprises and small and medium sized businesses around the world. Open Video offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware and software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications.

Recently, we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we now receive a 15% recurring referral fee for those revenues.  The transfer will be completed in the second quarter of 2011 (see Note 12).

Liquidity

For the three months ended March 31, 2011, we had net income attributable to common stockholders of $32,000 and had a negative cash flow from operations of $103,000.  At March 31, 2011, we had $1,491,000 of cash, negative working capital of $520,000 and an accumulated deficit of $165,036,000.  We have historically been able to raise capital in private placements, $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 11) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,065,000 as of March 31, 2011.  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also recently amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, the 2010 Private Placements (as defined in Note 3), our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least May 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011, and the results of operations for the three months ended March, 2011 and 2010, the statement of stockholders’ equity for the three months ended March 31, 2011 and the statement of cash flows for the three months ended March 31, 2011 and 2010.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission with our Form 10-K on March 16, 2011 (the “Audited 2010 Financial Statements”).

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

As a result of the reverse stock split, every four shares of the Company's issued and outstanding common stock were combined into one share of common stock. Any fractional shares resulting from the reverse stock split were paid in cash to the stockholder. The reverse stock split reduced the number of the Company's shares of common stock as shown in the consolidated balance sheets as follows:

	December 31, 2010
	Post-split	Pre-split
Authorized shares	150,000,000	150,000,000
Shares issued	21,353,604	85,414,416
Shares outstanding	21,353,604	85,414,416

The share amounts of common stock, warrants and options shown in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split, at a ratio of one-for-four for all periods presented.  The exercise price for all options and warrants and the conversion price for preferred stock in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split, by multiplying the original exercise or conversion price by four.

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

See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion on the estimates and judgements necessary in the Company’s accounting for the allowance for doubtful accounts, financial instruments, concentration of credit risk, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance to the Company.

Revenue Recognition

We recognize subscription revenue when the related services have been performed. Revenue billed in advance is deferred until the revenue has been earned. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the Glowpoint managed network service and the multi-point video and audio conferencing services are recognized as service is provided. As the non-refundable, upfront activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to integration services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.”  Revenues derived from other sources are recognized when services are provided or events occur.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the three months ended March 31, 2011 and 2010, we included taxes of $431,000 and $474,000, respectively, in revenues and we included taxes of $409,000 and $452,000, respectively, in network and infrastructure costs.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2011 and 2010, no impairment losses were recorded.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.  For the three months ended March 31, 2011 and 2010, we capitalized internal use software costs of $125,000 and $92,000, respectively, and we amortized $61,000 and $49,000, respectively, of these costs.

Note 3 – 2010 Private Placements

In March 2010, the Company entered into transactions to further raise growth capital (the “2010 Private Placement”).  As required by ASC topic 260 “Earnings Per Share”, we recognized a $778,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations, which is added to our net loss to arrive at the net loss attributable to common stockholders.

Note 4 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at March 31, 2011 and 2010 was $141,000 and $267,000, respectively.  Options exercised during the three months ended March 31, 2011 and 2010 were 60,000 and 20,000, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three months ended March 31, 2011 and 2010 (options granted in thousands):

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	2.1%	2.4%
Expected option lives	5 Years	5 Years
Expected volatility	117.4%	113.5%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$1.87	$2.28

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the three months ended March 31, 2011 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2011	1,260	$3.19	848	$3.72
Granted	12	2.27
Exercised (1)	(60)	1.62
Expired	(26)	15.96
Forfeited	(108)	2.70
Options outstanding, March 31, 2011	1,078	$3.01	734	$3.41

(1) 16 common shares were issued in a cashless exercise of 60 options.

Stock option compensation expense is allocated as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Global managed services	$19	$34
Sales and marketing	6	10
General and administrative	8	17
	$33	$61

The remaining unrecognized stock-based compensation expense for options at March 31, 2011 was $396,000, of which $268,000, representing 130,000 options, will only be expensed upon a “change in control” and the remaining $128,000 will be amortized over a weighted average period of 1.0 year.

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2011 and 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 5 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2011, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2011	689	$2.13
Granted	100	2.23
Vested	(57)	1.35
Forfeited	(37)	2.52
Unvested restricted shares outstanding, March 31, 2011	695	$2.19

Restricted stock shares granted and compensation expense is allocated as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted stock shares granted	100	28

Global managed services	$10	$5
Sales and marketing	2	1
General and administrative	32	50
	$44	$56

The remaining unrecognized stock-based compensation expense for restricted stock at March 31, 2011 was $1,199,000, of which $462,000, representing 183,000 shares, will only be expensed upon a “change in control” and the remaining $737,000 will be amortized over a weighted average period of 6.0 years.

There was no income tax benefit recognized for stock-based compensation for the three months ended March 31, 2011 and 2010, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes made during, the three months ended March 31, 2011, is presented below (in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2011	712	$1.98
Granted	—
Exercised	—
Forfeited	—
Warrants outstanding, March 31, 2011	712	$1.98

All of our warrants are exercisable, with 417,000 having an exercise price of $1.60 and an expiration date of November 25, 2013 and 295,000 having an exercise price of $2.53 and an expiration date of March 29, 2015.

Note 7 – Income or Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. For the three months ending March 31, 2011 diluted income per share includes shares of common stock associated with outstanding options and warrants and shares issuable upon conversion of our convertible preferred stock. For the three months ending March 31, 2011 and 2010, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (in thousands):

	March 31,
	2011	2010
Series A-2 Preferred Stock	2,648	4,078
Warrants	712	721
Options	1,078	707
Unvested restricted stock	695	294
	5,133	5,800

Note 8 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2011 there are: 100 shares of Series B Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 1,059 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $3.00, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 9 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2014. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the quarters ended March 31, 2011 and 2010 were $124,000 and $96,000, respectively.

Commercial Commitments

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services to be purchased over the life of the agreement, or during a specified period of time.

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

Letter of Credit

In November 2010, the Company entered into an irrevocable standby letter of credit (“LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters.  The LOC was obtained from Silicon Valley Bank (“SVB”) and will be renewed yearly until January 2014, the expiration date of our lease.

Note 10 – Major Customers

Major customers are those customers that account for more than 10% of revenues.  For the three months ended March 31, 2011, 27.7% of revenues were derived from two major customers and the accounts receivable from these major customers represented 31.8% of total accounts receivable as of March 31, 2011. For the three months ended March 31, 2010, 18.4% of revenues were derived from one major customer.  The loss of these customers would have a material adverse affect on the Company’s operations.

Note 11 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of March 31, 2011, we had unused borrowing availability of $2,065,000.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed.  The SVB Prime Rate was 4% as of March 31, 2011.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility.  At March 31, 2011, we were in compliance with the covenants, as defined, set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $37,000 as of March 31, 2011.  The financing costs for the Revolving Loan Facility are being amortized over the 12 to 24 month period through the maturity date of the Revolving Loan Facility. During the quarter ended March 31, 2011, the amortization of financing costs was $15,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 12 – Discontinued Operations

Our ISDN resale services no longer fit into our overall strategic plan.   In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related   customers, and going forward the Company will receive a 15% monthly recurring referral fee for those revenues.  The only remaining assets of the ISDN resale services are the receivables for services provided prior to the transfer, and the Company will retain and collect these accounts.  It is anticipated that the transfer will be completed in the second quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.

The Company accordingly classified these ISDN related revenues and expenses as discontinued operations in accordance with ASC 205.20 “Discontinued Operations.”   The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements have been restated in conformity with generally accepted accounting principles to present the operations of the ISDN resale services as a discontinued operation.

Revenues from the ISDN resale services, reported as discontinued operations, for the quarters ended March 31, 2011 and 2010 were $51,000 and $203,000, respectively.   Net (loss)/income from the ISDN resale services, reported as discontinued operations, for the quarters ended March 31, 2011 and 2010 were ($6,000) and $77,000, respectively.  The assets and liabilities from the ISDN resale services, reported as net current (liabilities)/assets of discontinued operations, for the quarters ended March 31, 2011 and 2010 were ($26,000) and $15,000, respectively.  No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 13 – Related Party Transactions

The Company provides managed video services (the “Video Services”) to a company in which one of our directors is an officer.  Management believes that such transactions are at arm’s length and for terms that would have been obtained from unaffiliated third parties.

Related party Video Services revenue for the three months ended March 31, 2011 and 2010 were $80,000 and $77,000, respectively.

Note 14 – Subsequent Events

On April 28, 2011, Glowpoint, Inc. (the “Company”) entered into the First Loan Modification Agreement (the “Amendment”), which amends its existing Loan and Security Agreement dated as of June 16, 2010 (the “Loan Agreement”) between the Company and Silicon Valley Bank (the “Bank”).

In connection with the Amendment, the Bank consented to a redemption, under certain circumstances, of the Company’s Series B Preferred Stock (or any successor series of preferred stock).  The Amendment also modified the Company’s EBITDA covenant to be $1 from April 30, 2011 through November 30, 2011 and $250,000 thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”),  a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” and discussed in Item 7, as well as our of our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2010 as filed with the Commission with our Annual Report on Form 10-K filed on March 16, 2011.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of cloud-based managed video services for the global business community. Our hosted services are securely accessible via any network (private or public) and delivered with world class user applications and experiences. The Company pursues its recurring revenue business model by supporting thousands of video endpoints and telepresence systems and delivering service to more than 500 different enterprises in over 35 countries. Glowpoint’s managed services enable the integration of video into any unified communications environment, and the company has become a recognized leader in the rapidly growing market for global managed video and business-to-business (B2B) services and solutions.

Glowpoint also provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible globally, enable two-way interactive video communications through our “in the cloud” service support and hosted infrastructure.  Glowpoint’s service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into the Glowpoint service cloud to gain access to video infrastructure, systems, applications, and unmatched video expertise.  In this regard, our services are analogous to the “software as a service” industry.

Glowpoint’s core service offerings are designed to enable the integration of video into enterprise unified communications environments by delivery through Glowpoint’s Open Video™ service platform which offers conferencing scalability and security for large enterprises and small and medium sized businesses around the world. Open Video is a leading environment that offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware/software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications. Open Video includes three service categories:

•
 OV Connect - enables customers to connect to other video users through peering arrangements with MPLS carriers, Ethernet exchanges, the public Internet, and cross connects at co-location facilities. Glowpoint supports the convergence of voice, data and video using the customer’s existing network connection or a dedicated private network if required.

•
 OV Collaborate - offers comprehensive conferencing services, including scalable, pre-scheduled and “ad-hoc” conferencing resources, using hosted infrastructure in the cloud or a client’s infrastructure. In addition to connecting virtually any device to a call, our conference producers can manage, record, and stream video events to the Internet.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010, as filed with the Commission with our Annual Report on Form 10-K filed on March 16, 2011.

Results of Operations

Three Months Ended March 31, 2011 (the “2011 Period”) compared to the Three Months Ended March 31, 2010 (the “2010 Period”)

Revenue – Revenue increased $466,000, or 7.2%, in the 2011 Period to $6,981,000 from $6,515,000 in the 2010 Period.  The following are the changes in the components of our revenue:

•
Managed video services combined, which represents subscription OV Managed video services generally tied to contracts of 12 months or more and OV Collaborate usage based services, are 44.9% of total current revenue in the 2011 Period, compared to 36.3% in the 2010 Period, and increased 32.7% in the 2011 Period due to increased customer usage of our cloud-based managed video services.

•
OV Connect, which represents network and related services generally tied to contracts of 12 months or more, and other services, which includes non-recurring professional services, accounts for 55.1% of total current revenue in the 2011 Period, compared to 63.7% in the 2010 Period, and decreased 7.4% in the 2011 Period primarily due to network service churn.

	Quarter Ended March 31, (in thousands)
	2011	2010	Increase (Decrease)	% Change
Revenue
Managed video services combined	$3,137	$2,364	$773	32.7%
OV Connect and other services	3,844	4,151	(307)	(7.4)
Total revenue	$6,981	$6,515	$466	7.2%

Network and infrastructure – Network and infrastructure expenses decreased 14.9% to $2,412,000 in the 2011 Period.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. The network is for high-quality, two-way video transport built and managed by Glowpoint exclusively and dedicated to IP-based video communications globally.    This operating expense category also includes the cost for taxes which have been billed to customers. The decrease is due to the decline in volume of OV Connect revenues and the achievement of cost efficiencies.

Global managed services – Global managed services expenses decreased 7.8% to $1,894,000 in the 2011 Period.  Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The decrease is primarily due to automation of processes.

Sales and marketing - Sales and marketing expenses increased 3.4% to $921,000 in the 2011 Period as Glowpoint continued to invest in its indirect sales channel to foster greater growth.

General and administrative - General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 25.6% to $1,407,000 in the 2011 Period. The primary components of the increases were salaries related to additional headcount, benefits and other costs related to staffing.

Depreciation and amortization – Depreciation and amortization expenses increased by $10,000, or 3.8%, to $276,000 in the 2011 Period due to purchases of property and equipment exceeding the retirements of these assets.

Sales taxes and regulatory fees – Based on our historical experience in collecting and remitting sales taxes and regulatory fees, we adjusted the accrued sales taxes and regulatory fees liability at December 31, 2009 to amounts that reflect settlements with taxing authorities and amounts that we believe are probable and can be reasonably estimated.  There were no sales taxes and regulatory fee adjustments in the 2011 or 2010 Periods.

Income from continuing operations – Income from operations increased by $723,000 to $71,000 in the 2011 Period. The primary drivers of the increase were due to increased revenues and continued execution of the plan to reduce operating costs.

Interest and other expense – Interest and other expense in the 2011 Period principally reflected $18,000 of interest charges from vendors and $15,000 of the amortization of financing charges related to the Revolving Loan Facility.  Interest and other expense in the 2010 Period of $36,000 consisted of interest charges from vendors.

Income taxes - As a result of our historical losses, we recorded no provision for incomes taxes in the three months ended March 31, 2011 and 2010.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Net income from continuing operations – Income from continuing operations increased by $726,000, or 105.5%, to $38,000 in the 2011 Period.

Loss from discontinued operations – Loss from discontinued operations increased by 107.8% to $6,000 in the 2011 Period.  The transfer of our ISDN resale business will be completed in the second quarter of 2011.

Net income - Net income increased by $643,000, or 105.2%, to $32,000 in the 2011 Period.

Loss on redemption of preferred stock – There was no loss on the redemption of Preferred Stock in the 2011 Period.  In connection with the 2010 Private Placements, we had a loss on the redemption of Preferred Stock of $778,000 in the 2010 Period. For loss per share calculations this loss, though charged to Additional Paid in Capital, increases the net loss attributable to common stockholders.

Net income attributable to common stockholders - Net income attributable to common stockholders was $32,000 or $0.00 per basic and diluted share in the 2011 Period.  For the 2010 Period, the net loss attributable to common stockholders was $1,389,000, or $0.09 per basic and diluted share.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we had net income attributable to common stockholders of $32,000, a negative cash flow from operations of $103,000 and cash used in investing activities of 441,000 related primarily to capital expenditures for the corporate headquarters relocation and software development.  At March 31, 2011, we had $1,491,000 of cash, negative working capital of $520,000 and an accumulated deficit of $165,036,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  We also recently amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our effort to manage costs, the 2010 Private Placements, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least May 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

The Company gained access of up to $5,000,000 for working capital purposes pursuant to the Revolving Loan Facility with SVB dated June 16, 2010 (as discussed in Note 11).  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined.  Based on our current projections the Company believes that we will be able to remain in compliance with these covenants.

Private Placement Transactions

Over the last three years, with the most recent transaction occurring in September 2010, the Company has entered into several private placement transactions raising (i) gross proceeds of $4,000,000 by selling shares of the Company’s Series B Preferred Stock, (ii) gross proceeds of $9,718,000 for the Company by issuing senior secured notes to certain investors and Insider Purchasers, which by March 2009 were ultimately exchanged for shares of the Company’s convertible preferred stock, and (iii)  gross proceeds of $3,625,000 by selling additional shares of convertible preferred stock, which were ultimately exchanged for shares of the Company’s Series A-2 Preferred Stock.  In connection with those transactions, the Company also exchanged shares of its previously issued preferred stock for, ultimately, shares of Series A-2 Preferred Stock and shares of Series B Preferred Stock.

Reduction of Fully Diluted Common Shares

The Company’s outstanding capital stock following the recent private placement transactions consists of shares of (i) common stock, (ii) Series B Preferred Stock, (iii) Series A-2 Preferred Stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  As of March 31, 2011 and December 31, 2010, the Company had 25,870,000 and 26,126,000 shares, respectively, of common stock outstanding on a fully-diluted basis, which assumes the exercise of all outstanding options and warrants and conversion of preferred stock.

Adjusted EBITDA

Adjusted EBITDA is defined as net income or loss before depreciation, amortization, interest expense, interest income, sales taxes and regulatory fee expense or benefit, and stock-based compensation.   Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles.  Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company.  Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.  Additionally, Adjusted EBITDA as defined here does not have the same meaning as EBITDA as defined in our SEC filings prior to this date.  A reconciliation of Adjusted EBITDA to net loss is shown below:

	Three Months Ended March 31,
	2011	2010
Net income (loss) from continuing operations	$38	$(688)
Depreciation and amortization	276	266
Amortization of financing costs	15	—
Interest expense	18	36
EBITDA	347	(386)
Stock-based compensation	77	117
Adjusted EBITDA	$424	$(269)

Inflation

Management does not believe inflation had a material adverse effect on the condensed consolidated financial statements for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 16, 2011, are incorporated herein by reference.

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

GLOWPOINT, INC.

Date: May 12, 2011	By: /s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)

Date: May 12, 2011	By: /s/ John R. McGovern
John R. McGovern, Chief Financial Officer (principal financial and accounting officer)