Form 10-Q
period 2011-06-30
GLOWPOINT INC
filed 2011-08-08
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2011 was 25,113,701.

GLOWPOINT, INC

Index
PAGE
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010*	1

Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. [Removed and Reserved]	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures

*
The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements filed as an exhibit to our Annual Report on Form 10-K that was filed on March 16, 2011.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$1,258	$2,035
Accounts receivable, net of allowance for doubtful accounts of $200 and $250, respectively	2,866	2,706
Net current assets of discontinued operations	—	15
Prepaid expenses and other current assets	476	377
Total current assets	4,600	5,133
Property and equipment, net	5,233	3,148
Other assets	95	83
Total assets	$9,928	$8,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$2,333
Accrued expenses	1,059	1,352
Net current liabilities of discontinued operations	25	—
Accrued sales taxes and regulatory fees	725	739
Revolving loan facility	750	750
Customer deposits	158	243
Current portion of capital lease	120	—
Deferred revenue	281	242
Total current liabilities	5,007	5,659
Noncurrent liabilities:
Capital lease, less current portion	392	—
Total liabilities	5,399	5,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, liquidation value of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 1,059 and 1,059 shares issued and outstanding at June 30, 2011 and December 31, 2010 recorded at fair value, respectively (liquidation value of $7,945 and $7,945, respectively)	3,354	3,354
Common stock, $.0001 par value;150,000,000 shares authorized; 22,285,462 and 21,353,604 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	9
Additional paid-in capital	156,192	154,410
Accumulated deficit	(165,019)	(165,068)
Total stockholders’ equity	4,529	2,705
Total liabilities and stockholders’ equity	$9,928	$8,364

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenue	$13,935	$13,597	$6,954	$7,082

Operating expenses:
Network and infrastructure	4,883	5,876	2,471	3,041
Global managed services	3,873	4,154	1,979	2,102
Sales and marketing	1,824	2,101	902	1,209
General and administrative	2,688	2,355	1,282	1,233
Depreciation and amortization	573	542	297	276
Total operating expenses	13,841	15,028	6,931	7,861
Income (loss) from operations	94	(1,431)	23	(779)

Interest and other expense:
Interest expense	32	54	14	18
Amortization of financing costs	31	2	16	2
Total interest and other expense	63	56	30	20
Net income (loss) from continuing operations	31	(1,487)	(7)	(799)
Income from discontinued operations	18	112	24	35
Net income (loss)	49	(1,375)	17	(764)
Redemption of preferred stock	—	(778)	—	—
Net income (loss) attributable to common stockholders	$49	$(2,153)	$17	$(764)

Net income (loss) attributable to common stockholders per share:

Continuing operations	$0.00	$(0.13)	$0.00	$(0.04)
Discontinued operations	$0.00	$0.01	$0.00	$0.00
Basic net (loss) income per share	$0.00	$(0.12)	$0.00	$(0.04)

Continuing operations	$0.00	$(0.13)	$0.00	$(0.04)
Discontinued operations	$0.00	$0.01	$0.00	$0.00
Diluted net income (loss) per share	$0.00	$(0.12)	$0.00	$(0.04)

Weighted average number of common shares:
Basic	20,714	17,985	20,753	19,868
Diluted	24,594	17,985	24,594	19,868

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(In thousands except shares of Series B Preferred Stock)
(Unaudited)

	Series B		Series A-2				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	100	$10,000	1	$3,354	21,354	$9	$154,410	$(165,068)	$2,705
Net income	—	—	—	—	—	—	—	49	49
Settlement of liabilities with restricted stock and stock options	—	—	—	—	—	—	48	—	48
Stock-based compensation	—	—	—	—	—	—	147	—	147
Issuance of restricted stock	—	—	—	—	169	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(38)	—	—	—	—
Cashless exercise of options	—	—	—	—	31	—	—	—	—
Property and equipment purchased with common stock	—	—	—	—	769	—	1,580	—	1,580
Adjustment to par value resulting from reverse stock split	—	—	—	—	—	(7)	7	—	—
Balance at June 30, 2011	100	$10,000	1	$3,354	22,285	$2	$156,192	$(165,019)	$4,529

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from Operating Activities:
Net income (loss)	$49	$(1,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	573	542
Amortization of deferred financing costs	31	2
Loss on disposal of equipment	(12)	(19)
Bad debt expense	(9)	180
Stock-based compensation	147	231
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(151)	(565)
Prepaid expenses and other current assets	(100)	(255)
Other assets	(43)	(83)
Accounts payable	(444)	(381)
Customer deposits	(85)	(48)
Accrued expenses, sales taxes and regulatory fees	(258)	113
Deferred revenue	39	(39)
Net cash used in operating activities – continuing operations	(263)	(1,697)
Net cash provided by operating activities - discontinued operations	40	67
Net cash used in operating activities	(223)	(1,630)

Cash flows from Investing Activities:
Purchases of property and equipment	(554)	(607)
Net cash used in investing activities	(554)	(607)

Cash flows from Financing Activities:
Proceeds from stock offerings	—	3,007
Proceeds from revolving loan facility, net	—	750
Costs related to private placements	—	(230)
Net cash provided by financing activities	—	3,527
Increase (decrease) in cash and cash equivalents	(777)	1,290
Cash at beginning of period	2,035	587
Cash at end of period	$1,258	$1,877

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$32	$54

Non-cash investing and financing activities:
Costs related to private placements incurred by issuance of placement agent warrants	$—	$443
Settlement of liabilities with restricted stock and stock options	$48	$—
Property and equipment purchased with common stock	$1,580	$—
Acquisition of network equipment under capital lease	$512	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

 Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a provider of cloud managed video services.  The Company pursues its recurring revenue business model by delivering service to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, telepresence rooms, and infrastructure.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality experiences and the total cost of ownership relating to technology and support costs. As one of the only “pure play” video service providers in the world, Glowpoint is uniquely positioned in a growing market and benefits from the network effect created by the proliferation of video communications.

Glowpoint provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible from anywhere in the world, enable two-way interactive video communications through our Open Video™ cloud platform.  Glowpoint’s Open Video service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into Open Video to gain access to the services. In this regard, our services are analogous to the “software and infrastructure as a service” industry.

Glowpoint’s core service offerings are designed to integrate video into enterprise unified communications environments enabling scalability, security and interoperability for large enterprises and small and medium sized businesses around the world. The four primary components of our managed services consist of help desk and concierge support, open business exchange platform, hosted bridging and remote monitoring. Open Video offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware and software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications.

Glowpoint operates in one reporting segment.  In September 2010, we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  We entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we now receive a 15% recurring referral fee for those revenues.  The transfer will be completed in the third quarter of 2011 (see Note 12).

Liquidity

For the six months ended June 30, 2011, we had net income attributable to common stockholders of $49,000 and had a negative cash flow from operations of $223,000.  At June 30, 2011, we had $1,258,000 of cash, negative working capital of $407,000 and an accumulated deficit of $165,019,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement (as discussed in Note 14).  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 11) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $1,287,000 as of June 30, 2011.  The Revolving Loan Facility matures in June 2012.   In addition to our financing activity, we also amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, the 2010 Private Placements (as defined in Note 3), our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least August 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2011 and for the six and three months ended June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011, and the results of operations for the six and three months ended June 30, 2011 and 2010, the statement of stockholders’ equity for the six months ended June 30, 2011 and the statement of cash flows for the six months ended June 30, 2011 and 2010.  The results for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission with our Form 10-K on March 16, 2011 (the “Audited 2010 Financial Statements”).

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

Certain other prior year amounts have been reclassified to conform to the current period presentation and the impact of the reverse stock split on January 14, 2011.

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

See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion on the estimates and judgments necessary in the Company’s accounting for the allowance for doubtful accounts, financial instruments, concentration of credit risk, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance to the Company.

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

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the six and three months ended June 30, 2011, we included taxes of $846,000 and $415,000, respectively, in revenues and we included taxes of $801,000 and $392,000, respectively, in network and infrastructure costs.  For the six and three months ended June 30, 2010, we included taxes of $985,000 and $511,000, respectively, in revenues and we included taxes of $896,000 and $444,000, respectively, in network and infrastructure costs.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the six and three months ended June 30, 2011 and 2010, no impairment losses were recorded.

  Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.  For the six and three months ended June 30, 2011, we capitalized internal use software costs of $197,000 and $72,000, respectively, and we amortized $127,000 and $66,000, respectively, of these costs.  For the six and three months ended June 30, 2010, we capitalized internal use software costs of $111,000 and $19,000, respectively, and we amortized $113,000 and $63,000, respectively, of these costs.

Income Taxes

The Company has completed a preliminary study in accordance with Section 382 of the Internal Revenue Code (“Section 382”) and has determined that the ownership changes it has undergone will significantly impair the Company’s ability to utilize its net operating carryforwards before their expiration.  As a result of this study, approximately $89,250,000 of federal net operating loss carryforwards will expire without being able to be utilized.  This would reduce the Company’s deferred tax asset as well as the valuation allowance by approximately $89,250,000 with no effect on the consolidated balance sheet or statement of operations.  The Company continues to maintain a full valuation allowance against its deferred tax assets.  Due to the ownership changes, the Company may be subject to an annual limitation of approximately $3,400,000 through 2013 and approximately $1,200,000 from 2014 to 2028.

Note 3 – 2010 Private Placements

In March 2010, the Company entered into transactions to raise further growth capital (the “2010 Private Placement”).  As required by ASC topic 260 “Earnings Per Share,” we recognized a $778,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations, which is added to our net loss to arrive at the net loss attributable to common stockholders.

Note 4 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at June 30, 2011 and 2010 was $108,000 and $165,000, respectively.  Options exercised during the six and three months ended June 30, 2011 were 124,000 and 64,000, respectively.  Options exercised during the six and three months ended June 30, 2010 were 5,000 and 0, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the six and three months ended June 30, 2011 and 2010 (options granted in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rate	2.1%	2.6%	N/A	2.6%
Expected option lives	5 Years	5 Years	N/A	5 Years
Expected volatility	117.4%	113.9%	N/A	114.0%
Estimated forfeiture rate	10%	10%	N/A	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$ 1.87	$ 2.04	N/A	$ 2.00

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

  A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the six months ended June 30, 2011 (in thousands):
	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2011	1,260	$3.19	848	$3.72
Granted	12	2.27
Exercised (1)	(124)	1.61
Expired	(26)	15.96
Forfeited	(196)	3.11
Options outstanding, June 30, 2011	926	$3.05	619	$3.49

(1) 31 common shares were issued in cashless exercises of 124 options.

Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Global managed services	$38	$66	$19	$33
Sales and marketing	10	21	4	11
General and administrative	16	39	8	20
	$64	$126	$31	$64

The remaining unrecognized stock-based compensation expense for options at June 30, 2011 was $348,000, of which $268,000, representing 130,000 options, will only be expensed upon a “change in control” and the remaining $80,000 will be amortized over a weighted average period of approximately 10 months.

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2011 and 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 5 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the six and three months ended June 30, 2011, is presented below (in thousands):
	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2011	689	$2.13
Granted	169	2.18
Vested	(92)	1.69
Forfeited	(38)	2.52
Unvested restricted shares outstanding, June 30, 2011	728	$2.18

Restricted stock shares granted and compensation expense is allocated as follows for the six and three months ended June 30, 2011 and 2010 (in thousands):
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Restricted stock shares granted	169	360	69	332

Global managed services	$18	$11	$8	$5
Sales and marketing	9	2	7	1
General and administrative	56	92	24	50
	$83	$105	$39	$56

The remaining unrecognized stock-based compensation expense for restricted stock at June 30, 2011 was $1,305,000, of which $462,000, representing 183,000 shares, will only be expensed upon a “change in control” and the remaining $843,000 will be amortized over a weighted average period of 7.4 years.

There was no income tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2011 and 2010, respectively.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 - Warrants

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes made during, the six months ended June 30, 2011, is presented below (in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2011	712	$1.98
Granted	—
Exercised	—
Forfeited	—
Warrants outstanding, June 30, 2011	712	$1.98

All of our warrants are exercisable, with 417,000 having an exercise price of $1.60 and an expiration date of November 25, 2013 and 295,000 having an exercise price of $2.53 and an expiration date of March 29, 2015.

Note 7 – Earnings or Loss Per Share

Earnings or loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.  Diluted loss per share for the six and three months ended June 30, 2010 is the same as basic loss per share due to the net loss in each of the respective periods.  For the six and three months ended June 30, 2011 diluted earnings per share includes 500,000 and 469,000, respectively, shares of common stock associated with outstanding options and warrants, and 2,648,000 and 2,648,000, respectively, shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method.

For the six months ended June 30, 2010, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (in thousands):

June 30, 2010
Series A-2 Preferred Stock	4,075
Warrants	712
Options	1,354
Unvested restricted stock	543
6,684

Note 8 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2011, there are: 100 shares of Series B Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 1,059 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

Note 9 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2014. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the six and three months ended June 31, 2011 were $247,000 and $123,000, respectively.  Lease payments for the six and three months ended June 31, 2010 were $193,000 and $96,000, respectively.

Capital Lease Obligation

We lease certain equipment under a non-cancelable lease agreement at a fixed interest rate of 6%. The lease is accounted for as capital lease. The equipment under the capital lease as of June 30, 2011 had a cost of $512,000. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2011	$62	$9	$53
2012	185	21	164
2013	186	12	174
2014	124	3	121
	$557	$45	$512

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

Letter of Credit

In November 2010, the Company entered into an irrevocable standby letter of credit (“LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters.  The LOC was obtained from Silicon Valley Bank (“SVB”) and will be renewed yearly until January 2014, the expiration date of our sublease.

Note 10 – Major Customers

Major customers are those customers that account for more than 10% of revenues.  For the six and three months ended June 30, 2011, 25.6% and 22.1% of revenues, respectively,  were derived from two major customers and the accounts receivable from these major customers represented 21.3% of total accounts receivable as of June 30, 2011. For the six and three months ended June 30, 2010, 18.3% and 18.2% of revenues, respectively,  were derived from one major customer and the accounts receivable from this major customer represented 17.3% of total accounts receivable as of June 30, 2010.  The loss of these customers would have a material adverse affect on the Company’s operations.

Note 11 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of June 30, 2011, we had unused borrowing availability of $1,287,000.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed.  The SVB Prime Rate was 4% as of June 30, 2011.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility.  At June 30, 2011, we were in compliance with the covenants, as defined, set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $59,000 as of June 30, 2011.  The financing costs for the Revolving Loan Facility are being amortized over the 12 to 24 month period through the maturity date of the Revolving Loan Facility. During the quarter ended June 30, 2011 the amortization of financing costs was $16,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 12 – Discontinued Operations

Our ISDN resale services no longer fit into our overall strategic plan.   In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related   customers, and going forward the Company will receive a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service.  The only remaining assets of the ISDN resale services are the receivables for services provided prior to the transfer, and the Company will retain and collect these accounts.  It is anticipated that the transfer will be completed in the third quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.

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

Revenues from the ISDN resale services, reported as discontinued operations, for the six months ended June 30, 2011 and 2010 were $81,000 and $388,000, respectively, and for the three months ended June 30, 2011 and 2010 were $30,000 and $185,000, respectively.  Net income from the ISDN resale services, reported as discontinued operations, for the six months ended June 30, 2011 and 2010 were $18,000 and $112,000, respectively, and for the three months ended June 30, 2011 and 2010 were $24,000 and $35,000, respectively.  The assets and liabilities from the ISDN resale services, reported as net current (liabilities)/assets of discontinued operations, as of June 30, 2011 and 2010 were ($25,000) and $190,000, respectively.  No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 13 – Related Party Transactions

The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

Related party Video Services revenue for the six months ended June 30, 2011 and 2010 were $161,000 and $159,000, respectively, and for the three months ended June 30, 2011 and 2010 were $81,000 and $82,000, respectively.  The accounts receivable for this company was $54,000 as of June 30, 2011.

Also, the Company receives financial advisory services from a firm where one of their principals is a shareholder of Glowpoint.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

Related party financial advisory fees for the six months ended June 30, 2011 and 2010 were $72,000 and $210,000, respectively, and for the three months ended June 30, 2011 and 2010 were $36,000 and $0, respectively.  As of June 30, 2011, there was no accounts payable for this firm.

Note 14 – Asset Purchase Agreement

On June 30, 2011, the Company issued 769,000 shares of common stock as consideration for the purchase of assets pursuant to the terms of a purchase agreement.  The assets acquired are equipment primarily used in the delivery and management of hosted video bridging and help desk and concierge services and are classified as property and equipment on the accompanying consolidated balance sheet.  The total number of shares was based on consideration equal to $1,581,000 using the common stock’s 30-day trailing volume-weighted average price for the period ended June 28, 2011 (the “VWAP”).  This transaction did not meet the requirements of a business combination and therefore was accounted for as an asset purchase with the fair value of the assets purchased equal to the consideration given.  The equipment will be depreciated on a straight line basis over five years.

Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP.  This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings.  As of June 30, 2011, there was no derivative liability.

Note 15 – Subsequent Events

  Preferred Stock Conversion

In August 2011, certain holders of the Company’s Series A-2 Preferred Stock elected to convert 965 shares of Series A-2 Preferred Stock into 2,413,000 shares of common stock of the Company (the “A-2 Conversion”) at the original conversion price.  Each of the Series A-2 Preferred Stock shares was exchanged for 2,500 shares of common stock, which is consistent with the Series A-2 Preferred Stock Certificate of Designation.  As a result of the A-2 Conversion, there remained 94 shares of Series A-2 Preferred Stock outstanding as of August 3, 2011.

In connection with the A-2 Conversion, the Company has elected to exchange the Company’s outstanding Series B Preferred Stock for a new Series B-1 Preferred Stock, par value $0.0001 and stated value $100,000 per share.  The Series B-1 Preferred Stock will rank senior to the Series A-2 Preferred Stock with respect to the distribution of assets on liquidation, dissolution or winding up and will be entitled to the payment of cash dividends.

  Warrant Conversion

In August 2011, the Company agreed with certain holders of the Company’s outstanding warrants to exchange an aggregate 623,000 warrants into 335,000 shares of common stock of the Company (the “Warrant Exchange”).  As a result of the Warrant Exchange, there remained 89,000 warrants outstanding as of August 3, 2011.

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

Overview

Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of cloud managed video services.  The Company pursues its recurring revenue business model by delivering service to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, telepresence rooms, and infrastructure.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality experiences and the total cost of ownership relating to technology and support costs. As one of the only “pure play” video service providers in the world, Glowpoint is uniquely positioned in a growing market and benefits from the network effect created by the proliferation of video communications.

Glowpoint provides wholesale programs and private-labeled (branded) resale options for hardware manufacturers, network operators and system integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. Today, the Company maintains multiple strategic partnerships that are core to its global sales strategy.

Glowpoint’s services, which are accessible from anywhere in the world, enable two-way interactive video communications through our Open Video™ cloud platform.  Glowpoint’s Open Video service cloud is fully equipped with multi-tenant infrastructure, technology platforms, and applications, much of which is proprietary. Customers simply plug into Open Video to gain access to the services. In this regard, our services are analogous to the “software and infrastructure as a service” industry.

Glowpoint’s core service offerings are designed to integrate video into enterprise unified communications environments enabling scalability, security and interoperability for large enterprises and small and medium sized businesses around the world. The four primary components of our managed services consist of help desk and concierge support, open business exchange platform, hosted bridging and remote monitoring. Open Video offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware and software platforms and carrier networks in a secure, open fashion – removing all barriers to video collaboration and communications.  Open Video services are delivered in three unique product categories:

•
OV Connect – Providing business exchange services by enabling customers to connect to other video users through peering arrangements with Metro Private Line Service carriers, mobile provider networks, ethernet exchanges, the public Internet, and cross connects at co-location facilities. Glowpoint supports the convergence of voice, data and video using the customer’s existing network connection or a dedicated private network if required.

•
OV Collaborate – Providing collaboration services such as hosted bridging by offering comprehensive conferencing services, including scalable, pre-scheduled and “ad-hoc” conferencing resources, using hosted infrastructure in the cloud or a client’s infrastructure. In addition to connecting virtually any device to a call, our conference producers can manage, record, and stream video events to the Internet.

•
OV Manage – Providing help desk and concierge and endpoint monitoring by offering video operations management services with complete solutions for end-to-end management of immersive and non-immersive telepresence rooms.  OV Manage offers flexible options, including a complete cloud-based infrastructure that offers customers the opportunity to purchase only the endpoints themselves, as well as packages that cater to customers who elect to purchase their own video infrastructure.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three ended June 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010, as filed with the Commission with our Annual Report on Form 10-K filed on March 16, 2011.

Results of Operations

Six and Three Months Ended June 30, 2011 (the “2011 Period” and the “2011 Quarter,” respectively) compared to Six and Three Months Ended June 30, 2010 (the “2010 Period” and the “2010 Quarter,” respectively)

Revenue – Revenue increased $338,000, or 2.5%, in the 2011 Period and decreased $128,000, or 1.8% in the 2011 Quarter.  The following are the changes in the components of our revenue:

•
Managed video services combined, which represents subscription OV Managed video services generally tied to contracts of 12 months or more and OV Collaborate usage based services increased 25.7% and 19.3% in the 2011 Period and 2011 Quarter respectively. These revenues account for 44.3% of total current revenue in the 2011 Period, compared to 36.2% in the 2010 Period and continue to represent the core focus of the company’s growth strategy.  The increases in these revenues are primarily attributed to increased customer usage of our cloud-based video managed services by existing customers as well as new customers.

•
Network and related services, represented as OV Connect, which are generally tied to contracts of 12 months or more, decreased 15.9% and 17.3% in the 2011 Period and 2011 Quarter respectively. These revenues account for 49.4% of total current revenue in the 2011 Period, compared to 60.2% in the 2010 Period. The decrease in these revenues is primarily attributed to the churn of the commodity network services revenue.

•
Professional and other services, which include broadcast events, increased 75.9% and 18.3% in the 2011 Period and 2011 Quarter, respectively.  These revenues account for 6.3% of total current revenue in the 2011 Period, compared to 3.7% in the 2010 Period.  The increase in these revenues is primarily attributed to a greater number of broadcast events.

	Six Months Ended June 30,				Three Months Ended June 30,
	2011	2010	Increase (Decrease)	% Change	2011	2010	Increase (Decrease)	% Change
Revenue
Managed video services combined	$6,180	$4,918	$1,262	25.7%	$3,046	$2,554	$492	19.3%
OV Connect	6,879	8,181	(1,302)	(15.9)	3,366	4,070	(704)	(17.3)
Professional and other services	876	498	378	75.9	542	458	84	18.3
Total revenue	$13,935	$13,597	$338	2.5%	$6,954	$7,082	$(128)	(1.8%)

Network and infrastructure – Network and infrastructure expenses decreased 16.9% to $4,883,000 in the 2011 Period and 18.7% to $2,471,000 in the 2011 Quarter.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. The network is for high-quality, two-way video transport built and managed by Glowpoint exclusively and dedicated to IP-based video communications globally.    This operating expense category also includes the cost for taxes which have been billed to customers. The decrease is primarily attributed to the decline in volume of OV Connect revenues and the achievement of cost efficiencies.

Global managed services – Global managed services expenses decreased 6.8% to $3,873,000 in the 2011 Period and 5.9% to $1,979,000 in the 2011 Quarter.  Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The decrease is primarily attributed to further investments in automation and efficiencies of processes.

Sales and marketing - Sales and marketing expenses decreased 13.2% to $1,824,000 in the 2011 Period and 25.4% to $902,000 in the 2011 Quarter primarily attributed to reduction in certain trade show expenses.

General and administrative - General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 14.1% to $2,688,000 in the 2011 Period and 4.0% to $1,282,000 in the 2011 Quarter. The primary components of the increases were due to expenses related to the reorganization of personnel and the move to a new headquarters location.

Depreciation and amortization – Depreciation and amortization expenses increased by $31,000, or 5.7%, to $573,000 in the 2011 Period and 7.6% to $297,000 in the 2011 Quarter due to purchases of property and equipment exceeding the retirements of these assets.

Income from continuing operations – Income from operations increased by $1,525,000 to $94,000 in the 2011 Period and by $802,000 to $23,000 in the 2011 Quarter. The primary drivers of the increase were due to continued efforts to reduce operating expenses afforded from efficiencies in the managed service business.

Interest and other expense – Interest and other expense in the 2011 Period principally reflected $32,000 of interest charges from vendors and $31,000 of the amortization of financing charges related to the Revolving Loan Facility.  Interest and other expense in the 2010 Period consisted of $54,000 interest charges from vendors and $2,000 for the amortization of financing charges.

In the 2011 Quarter there was $15,000 of interest expense and $15,000 for the amortization of financing charges.  In the 2010 Quarter there was $18,000 of interest expense and $2,000 for the amortization of financing charges.

Income taxes - As a result of our historical losses, we recorded no provision for incomes taxes in the three and six months ended June 30, 2011 and 2010.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Net income (loss) from continuing operations – Net income from continuing operations increased by $1,518,000, or 102.1%, to $31,000 in the 2011 Period.  Net loss from continuing operations decreased by $792,000, or 99.1%, to $7,000 in the 2011 Quarter.

Income from discontinued operations – Income from discontinued operations decreased by 83.9% to $18,000 in the 2011 Period and 31.4% to $24,000 in the 2011 Quarter.  The transfer of our ISDN resale business will be completed in the third quarter of 2011.

Net income - Net income increased by $1,424,000, or 103.6%, to $49,000 in the 2011 Period and by $781,000, or 102.2%, to $17,000 in the 2011 Quarter.

Loss on redemption of preferred stock – There was no loss on the redemption of Preferred Stock in the 2011 Period.  In connection with the 2010 Private Placements, we had a loss on the redemption of Preferred Stock of $778,000 in the 2010 Period. For loss per share calculations this loss, though charged to Additional Paid in Capital, increases the net loss attributable to common stockholders.

Net income attributable to common stockholders – Based on the above, net income attributable to common stockholders was $49,000 or $0.00 per basic and diluted share in the 2011 Period.  For the 2010 Period, the net loss attributable to common stockholders was $2,153,000, or $0.12 per basic and diluted share.

Liquidity and Capital Resources

For the six months ended June 30, 2011, we had net income attributable to common stockholders of $49,000, a negative cash flow from operations of $223,000 and cash used in investing activities of $554,000 related primarily to capital expenditures for the corporate headquarters and software development.  At June 30, 2011, we had $1,258,000 of cash, negative working capital of $407,000 and an accumulated deficit of $165,019,000.  We have historically been able to raise capital in private placements, most recently $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  We have previously amended the terms of our Series A-2 and Series B Preferred Stock to eliminate any dividends until January 2013 and have reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement (as discussed in Note 14).  Based primarily on our effort to manage costs, the 2010 Private Placements, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least August 31, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

The Company gained access of up to $5,000,000 for working capital purposes pursuant to the Revolving Loan Facility with SVB dated June 16, 2010 (as discussed in Note 11).  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility matures in June 2012 and contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined.  Based on our current projections the Company believes that we will be able to remain in compliance with these covenants.

Fully Diluted Common Shares

The Company’s outstanding capital stock following the previous private placement transactions consists of shares of (i) common stock, (ii) Series B Preferred Stock, (iii) Series A-2 Preferred Stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  As of June 30, 2011 and December 31, 2010, the Company had 27,299,000 and 26,126,000 shares, respectively, of common stock outstanding on a fully-diluted basis, which assumes the exercise of all outstanding options and warrants and conversion of preferred stock.

Adjusted EBITDA

Adjusted EBITDA is defined as net income or loss before depreciation, amortization, interest expense, interest income, sales taxes and regulatory fee expense or benefit, severance and stock-based compensation.   Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles.  Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company.  Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.  A reconciliation of Adjusted EBITDA to net loss is shown below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	$31	$(1,487)	$(7)	$(799)
Depreciation and amortization	573	542	297	276
Amortization of financing costs	31	2	16	2
Interest expense	32	54	14	18
EBITDA	667	(889)	320	(503)
Stock-based compensation	147	231	70	114
Severance	11	125	11	125
Adjusted EBITDA	$825	$(533)	$401	$(264)

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

Date: August 8, 2011	By:/s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)

Date: August 8, 2011	By:/s/ John R. McGovern
John R. McGovern, Chief Financial Officer (principal financial and accounting officer)