Form 10-Q
period 2011-09-30
GLOWPOINT, INC.
filed 2011-10-18
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25940

GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 17, 2011 was 25,143,750.

GLOWPOINT, INC.

-i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and shares)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$1,359	$2,035
Accounts receivable, net of allowance for doubtful accounts of $214 and $250, respectively	2,655	2,706
Net current assets of discontinued operations	—	15
Prepaid expenses and other current assets	397	377
Total current assets	4,411	5,133
Property and equipment, net	5,051	3,148
Other assets	75	83
Total assets	$9,537	$8,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,589	$2,333
Accrued expenses	1,106	1,352
Net current liabilities of discontinued operations	50	—
Accrued sales taxes and regulatory fees	511	739
Revolving loan facility	750	750
Customer deposits	151	243
Current portion of capital lease	161	—
Deferred revenue	266	242
Total current liabilities	4,584	5,659
Noncurrent liabilities:
Capital lease, less current portion	351	—
Total liabilities	4,935	5,659

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, liquidation value of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 94 and 1,059 shares issued and outstanding at September 30, 2011 and December 31, 2010 recorded at fair value, respectively (liquidation value of $704 and $7,945, respectively)	297	3,354
Common stock, $.0001 par value;150,000,000 shares authorized; 25,143,750 and 21,353,604 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	9
Additional paid-in capital	159,286	154,410
Accumulated deficit	(164,983)	(165,068)
Total stockholders’ equity	4,602	2,705
Total liabilities and stockholders’ equity	$9,537	$8,364

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenue	$20,764	$20,541	$6,829	$6,944

Operating expenses:
Network and infrastructure	7,156	8,768	2,273	2,896
Global managed services	5,671	6,203	1,798	2,049
Sales and marketing	2,627	3,187	803	1,086
General and administrative	4,180	3,860	1,492	1,504
Depreciation and amortization	981	812	408	270
Total operating expenses	20,615	22,830	6,774	7,805
Income (loss) from operations	149	(2,289)	55	(861)

Interest and other expense:
Interest expense	47	89	15	35
Amortization of financing costs	46	18	15	16
Total interest and other expense	93	107	30	51
Net income (loss) from continuing operations	56	(2,396)	25	(912)
Income from discontinued operations	29	180	11	68
Net income (loss)	85	(2,216)	36	(844)
Redemption of preferred stock	—	(934)	—	(156)
Net income (loss) attributable to common stockholders	$85	$(3,150)	$36	$(1,000)

Net income (loss) attributable to common stockholders per share:

Continuing operations	$0.00	$(0.16)	$0.00	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic net income (loss) per share	$0.00	$(0.16)	$0.00	$(0.04)

Continuing operations	$0.00	$(0.16)	$0.00	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted net income (loss) per share	$0.00	$(0.16)	$0.00	$(0.04)

Weighted average number of common shares:
Basic	21,590	18,630	23,324	19,891
Diluted	22,643	18,630	24,396	19,891

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(In thousands except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1		Series A-2				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	100	$10,000	1,059	$3,354	21,354	$9	$154,410	$(165,068)	$2,705
Net income	—	—	—	—	—	—	—	85	85
Settlement of liabilities with restricted stock and stock options	—	—	—	—	—	—	51	—	51
Stock-based compensation	—	—	—	—	—	—	181	—	181
Issuance of restricted stock	—	—	—	—	299	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(90)	—	—	—	—
Cashless exercise of options	—	—	—	—	39	—	—	—	—
Property and equipment purchased with common stock	—	—	—	—	769	—	1,580	—	1,580
Preferred stock conversion	—	—	(965)	(3,057)	2,413	—	3,057	—	—
Warrant exchange	—	—	—	—	360	—	—	—	—
Adjustment to par value resulting from reverse stock split	—	—	—	—	—	(7)	7	—	—
Balance at September 30, 2011	100	$10,000	94	$297	25,144	$2	$159,286	$(164,983)	$4,602

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from Operating Activities:
Net income (loss)	$85	$(2,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	981	812
Amortization of deferred financing costs	46	18
Loss on disposal of equipment	1	(11)
Bad debt expense	44	345
Stock-based compensation	181	445
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	7	(706)
Prepaid expenses and other current assets	(20)	(197)
Other assets	(38)	(86)
Accounts payable	(744)	(193)
Customer deposits	(92)	(52)
Accrued expenses, sales taxes and regulatory fees	(423)	225
Deferred revenue	24	(35)
Net cash provided by (used in) operating activities – continuing operations	52	(1,651)
Net cash provided by operating activities - discontinued operations	65	88
Net cash provided by (used in) operating activities	117	(1,563)

Cash flows from Investing Activities:
Purchases of property and equipment	(793)	(959)
Net cash used in investing activities	(793)	(959)

Cash flows from Financing Activities:
Proceeds from stock offerings	—	4,008
Receivable from sale of Series A Preferred Stock	—	(1,000)
Proceeds from revolving loan facility, net	—	750
Costs related to private placements	—	(307)
Net cash provided by financing activities	—	3,451
Increase (decrease) in cash and cash equivalents	(676)	929
Cash at beginning of period	2,035	587
Cash at end of period	$1,359	$1,516

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$47	$89

Non-cash investing and financing activities:
Costs related to private placements incurred by issuance of placement agent warrants	$—	$443
Settlement of liabilities with restricted stock and stock options	$51	$—
Property and equipment purchased with common stock	$1,580	$—
Acquisition of network equipment under capital lease	$512	$—
Preferred stock conversion and warrant exchange	$3,057	$—
See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 - Basis of Presentation

    The Business

    Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a provider of cloud managed video services.  The Company pursues its recurring revenue business model by delivering service to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, telepresence rooms, and infrastructure.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support.

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

    Glowpoint’s core service offerings are designed to integrate video into enterprise unified communications environments enabling scalability, security and interoperability for large enterprises and small and medium sized businesses around the world. The four primary components of our managed services consist of help desk and concierge support, open business exchange platform, hosted bridging and remote monitoring. Open Video offers telepresence, video and unified collaboration users a way to meet and communicate across various hardware and software platforms and carrier networks in a secure, open fashion – removing barriers to video collaboration and communications.

    Glowpoint operates in one reporting segment.  In September 2010, we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  We entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we now receive a 15% recurring referral fee for those revenues.  The transfer of the customers was completed in the third quarter of 2011 (see Note 12).

    Liquidity

    For the nine months ended September 30, 2011, we had net income attributable to common stockholders of $85,000 and a positive cash flow from operations of $117,000.  At September 30, 2011, we had $1,359,000 of cash, negative working capital of $173,000 and an accumulated deficit of $164,983,000.  We have historically been able to raise capital in private placements, including $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 11) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $1,535,000 as of September 30, 2011.  The Revolving Loan Facility matures in June 2012.  In addition to our financing activity, we also amended the terms of our Series A-2 Preferred Stock and created a Series B-1 Preferred Stock, which does not pay dividends until January 2013.  We also reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, the 2010 Private Placements (as defined in Note 3), our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least the fourth quarter of 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

    Quarterly Financial Information and Results of Operations

    The condensed consolidated financial statements as of September 30, 2011 and for the nine and three months ended September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011, and the results of operations for the nine and three months ended September 30, 2011 and 2010, the statement of stockholders’ equity for the nine months ended September 30, 2011 and the statement of cash flows for the nine months ended September 30, 2011 and 2010.  The results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission with our Form 10-K on March 16, 2011 (the “Audited 2010 Financial Statements”).

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

    Accounting Standards Updates

    There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance to the Company.

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

    Taxes Billed to Customers and Remitted to Taxing Authorities

    We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the nine and three months ended September 30, 2011, we included taxes of $1,237,000 and $391,000, respectively, in revenues and we included taxes of $1,129,000 and $328,000, respectively, in network and infrastructure costs.  For the nine and three months ended September 30, 2010, we included taxes of $1,463,000 and $478,000, respectively, in revenues and we included taxes of $1,354,000 and $458,000, respectively, in network and infrastructure costs.

    Long-Lived Assets

    We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value.  In the nine and three months ended September 30, 2011 and 2010, no impairment losses were recorded except for the amount discussed below under capitalized software costs.

    Capitalized Software Costs

    The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software.  All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.  For the nine and three months ended September 30, 2011, we capitalized internal use software costs of $387,000 (which includes a $103,000 reclass from network equipment to network software related to software purchased in the second quarter) and $87,000, respectively, and we amortized $206,000 and $79,000, respectively, of these costs.  During the three months ended September 30, 2011, we recorded an impairment loss of $23,000 for certain costs previously capitalized.  For the nine and three months ended September 30, 2010, we capitalized internal use software costs of $216,000 and $105,000, respectively, and we amortized $177,000 and $64,000, respectively, of these costs.  In the nine and three months ended September 30, 2010 no impairment losses were recorded.

    Income Taxes

    The Company has completed a preliminary study in accordance with Section 382 of the Internal Revenue Code (“Section 382”) and has determined that the ownership changes it has undergone will significantly impair the Company’s ability to utilize its net operating carryforwards before their expiration.  As a result of this study, approximately $89,250,000 of federal net operating loss carryforwards will expire without being able to be utilized.  This would reduce the Company’s deferred tax asset as well as the valuation allowance by approximately $89,250,000 with no effect on the consolidated balance sheet or statement of operations.  The Company continues to maintain a full valuation allowance against its deferred tax assets.  Due to the ownership changes, the Company is subject to an annual limitation of approximately $3,400,000 through 2013 and approximately $1,200,000 from 2014 to 2028.

Note 3 – 2010 Private Placements

    In March and September 2010, the Company entered into transactions to raise further growth capital (the “2010 Private Placements”).  As required by ASC topic 260 “Earnings Per Share,” we recognized a $934,000 “Loss on Redemption of Preferred Stock” in our condensed consolidated statements of operations, which is added to our net loss to arrive at the net loss attributable to common stockholders.

Note 4 – Stock Options

    We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at September 30, 2011 and 2010 was $185,000 and $118,000, respectively.  Options exercised during the nine and three months ended September 30, 2011 were 154,000 and 30,000, respectively.  Options exercised during the nine and three months ended September 30, 2010 were 10,500 and 5,500, respectively.

    The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the nine and three months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Risk free interest rate	2.0%	2.3%	1.5%	0.3%
Expected option lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	117.3%	112.2%	116.1%	99.0%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	None	None	None	None
Weighted average grant date fair value of options	$1.84	$1.92	$1.67	$0.88

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

    A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the nine months ended September 30, 2011 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2011	1,260	$3.19	848	$3.72
Granted	14	2.25
Exercised (1)	(154)	1.62
Expired	(31)	16.29
Forfeited	(258)	2.94
Options outstanding, September 30, 2011	831	$3.05	627	$3.35

(1) 39 common shares were issued in cashless exercises of 154 options.

    In the third quarter of 2011, certain options were forfeited resulting in negative stock option compensation of $5,000 for the period.  Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Global managed services	$35	$94	$(3)	$28
Sales and marketing	8	33	(2)	12
General and administrative	16	67	—	28
	$59	$194	$(5)	$68

    The remaining unrecognized stock-based compensation expense for options at September 30, 2011 was $229,000, of which $197,000, representing 95,000 options, will only be expensed upon a “change in control” and the remaining $32,000 will be amortized over a weighted average period of approximately six months.

    The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2011 was diminimus.  There was no tax benefit recognized for the stock-based compensation for the nine and three months ended September 30, 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 5 - Restricted Stock

    A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine and three months ended September 30, 2011, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2011	689	$2.13
Granted	299	2.15
Vested	(94)	1.68
Forfeited	(90)	2.52
Unvested restricted shares outstanding, September 30, 2011	804	$2.15

    Restricted stock shares granted and compensation expense is allocated as follows for the nine and three months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Restricted stock shares granted	299	532	130	172

Global managed services	$23	$16	$5	$5
Sales and marketing	16	7	7	5
General and administrative	83	228	27	136
	$122	$251	$39	$146

    The remaining unrecognized stock-based compensation expense for restricted stock at September 30, 2011 was $1,409,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $1,079,000 will be amortized over a weighted average period of 7.7 years.

    The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2011 was diminimus.  There was no tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 6 – Warrants

    In August 2011, certain holders of the Company’s warrants elected to convert 679,000 warrants into 360,000 shares of common stock of the Company (the “Warrant Conversion”).

    A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes made during, the nine months ended September 30, 2011, is presented below (in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2011	712	$1.98
Granted	—
Exercised	(679)
Forfeited	—
Warrants outstanding, September 30, 2011	33	$1.60

    All of our outstanding warrants as of September 30, 2011 are exercisable with an exercise price of $1.60 and have an expiration date of November 25, 2013.

Note 7 – Earnings or Loss Per Share

    Earnings or loss per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.  Diluted loss per share for the nine and three months ended September 30, 2010 is the same as basic loss per share due to the net loss in each of the respective periods.  For the nine and three months ended September 30, 2011 diluted earnings per share includes 90,000 and 82,000, respectively, shares of common stock associated with outstanding options and warrants, and 235,000 and 235,000, respectively, shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method.

    For the nine months ended September 30, 2010, the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (in thousands):

September 30, 2010
Series A-2 Preferred Stock	2,742
Warrants	712
Options	1,289
Unvested restricted stock	601
5,344

Note 8 – Preferred Stock

    In August 2011, certain holders of the Company’s Series A-2 Preferred Stock elected to convert 965 shares of Series A-2 Preferred Stock into 2,413,000 shares of common stock of the Company (the “A-2 Conversion”) at the original conversion price.  Each of the Series A-2 Preferred Stock shares was exchanged for 2,500 shares of common stock, pursuant to the terms of the Series A-2 Preferred Stock Certificate of Designation.

    In connection with the A-2 Conversion, the Company and the holders of the Series B-1 Preferred Stock entered into a Stockholders Agreement dated August 3, 2011 (the "Stockholders Agreement"), which provides for a mandatory redemption of the Series B-1 Preferred Stock upon the completion of a "public offering" (as such term is defined in the Stockholders Agreement) that satisfies certain conditions.  As the circumstances under which the series B-1 Preferred Stock becomes redeemable are solely within the control and decision of the Company, these shares have been accounted for as permanent equity.

    Each share of Series B-1 Preferred Stock has a stated value of $100,000 per share (the “Series B-1 Stated Value”), and a liquidation preference equal to the Series B-1 Stated Value plus all accrued and unpaid dividends (the “Series B-1 Liquidation Preference”).  The Series B-1 Preferred Stock is not convertible into common stock. The Series B-1 Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends from January 1, 2013, at a rate of 4% per annum, payable quarterly, based on the Series B-1 Stated Value.  Commencing January 1, 2014, the cumulative dividend rate increases to 6% per annum, payable quarterly, based on the Series B-1 Stated Value.  The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B-1 Preferred Stock by paying the Series B-1 Liquidation Preference.

    Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $3.00.  Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value.  Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date.

    Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2011, there are: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 94 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

Note 9 - Commitments and Contingencies

    Operating Leases

    We lease several facilities under operating leases expiring through 2014.  Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.  Lease payments for the nine and three months ended September 30, 2011 were $371,000 and $124,000, respectively.  Lease payments for the nine and three months ended September 30, 2010 were $289,000 and $96,000, respectively.

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

    Letter of Credit

    In November 2010, the Company entered into an irrevocable standby letter of credit (the “LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters.  The LOC was obtained from Silicon Valley Bank (“SVB”) and will be renewed yearly until January 2014, the expiration date of our sublease.

Note 10 – Major Customers

    Major customers are those customers that account for more than 10% of revenues.  For the nine and three months ended September 30, 2011, 24.9% and 23.5% of revenues, respectively, were derived from two major customers and the accounts receivable from these major customers represented 19.1% of total accounts receivable as of September 30, 2011.  For the nine and three months ended September 30, 2010, 18.4% and 19.4% of revenues, respectively, were derived from one major customer and the accounts receivable from this major customer represented 20.2% of total accounts receivable as of September 30, 2010.  The loss of these customers would have a material adverse affect on the Company’s operations.

Note 11 – Revolving Loan Facility

    On June 16, 2010, the Company entered into a Loan and Security Agreement (the “Revolving Loan Facility”) with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of September 30, 2011, we had unused borrowing availability of $1,535,000.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed.  The SVB Prime Rate was 4% as of September 30, 2011.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility.  At September 30, 2011, we were in compliance with the covenants, as defined, set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

    The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $44,000 as of September 30, 2011.  The financing costs for the Revolving Loan Facility are being amortized over the 12- to 24-month period through the maturity date of the Revolving Loan Facility.  During the quarter ended September 30, 2011, the amortization of financing costs was $15,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 12 – Discontinued Operations

    Our ISDN resale services no longer fit into our overall strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers, and going forward the Company will receive a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service.  The only remaining assets of the ISDN resale services are the receivables for services provided prior to the transfer, and the Company will retain and collect these accounts.  The transfer of the customers was completed in the third quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.

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

    Revenues from the ISDN resale services, reported as discontinued operations, for the nine months ended September 30, 2011 and 2010 were $81,000 and $563,000, respectively, and for the three months ended September 30, 2011 and 2010 were $0 and $174,000, respectively.  Net income from the ISDN resale services, reported as discontinued operations, for the nine months ended September 30, 2011 and 2010 were $29,000 and $180,000, respectively, and for the three months ended September 30, 2011 and 2010 were $11,000 and $68,000, respectively.  The assets and liabilities from the ISDN resale services, reported as net current (liabilities)/assets of discontinued operations, as of September 30, 2011 and 2010 were ($50,000) and $169,000, respectively.  No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 13 – Related Party Transactions

    The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

    Related party Video Services revenue for the nine months ended September 30, 2011 and 2010 were $230,000 and $238,000, respectively, and for the three months ended September 30, 2011 and 2010 were $69,000 and $79,000, respectively.  The accounts receivable for this company was $46,000 as of September 30, 2011.

    Also, the Company receives financial advisory services from a firm where one of the principals is a shareholder of Glowpoint.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

    Related party financial advisory fees for the nine months ended September 30, 2011 and 2010 were $108,000 and $210,000, respectively, and for the three months ended September 30, 2011 and 2010 were $36,000 and $0, respectively.  As of September 30, 2011, there was no accounts payable for this firm.

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

    Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP.  This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings.  As of September 30, 2011, there was no derivative liability.

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

Overview

    Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the “Company”), a Delaware corporation, is a leading provider of cloud managed video services.  The Company pursues its recurring revenue business model by delivering service to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, telepresence rooms, and infrastructure.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support.  As one of the only “pure play” video service providers in the world, Glowpoint is uniquely positioned in a growing market to benefit from the network effect created by the proliferation of video communications.

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

Critical Accounting Policies and Estimates

    There have been no changes to our critical accounting policies in the three months ended September 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee.  Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010, as filed with the Commission with our Annual Report on Form 10-K filed on March 16, 2011.

Results of Operations

Nine and Three Months Ended September 30, 2011 (the “2011 Period” and the “2011 Quarter,” respectively) compared to Nine and Three Months Ended September 30, 2010 (the “2010 Period” and the “2010 Quarter,” respectively)

    Revenue – Revenue increased $223,000, or 1.1%, in the 2011 Period and decreased $115,000, or 1.7% in the 2011 Quarter.  The following are the changes in the components of our revenue:

•
Managed video services combined, which represents subscription OV Managed video services generally tied to contracts of 12 months or more and OV Collaborate usage based services increased 23.8% and 20.3% in the 2011 Period and 2011 Quarter, respectively.  These revenues accounted for 45.0% of total current revenue in the 2011 Period, compared to 36.7% in the 2010 Period and continue to represent the core focus of the company’s growth strategy.  The increases in these revenues were primarily attributed to increased customer usage of our cloud-based video managed services by existing customers, as well as new customers.

•
Network and related services, represented as OV Connect, which are generally tied to contracts of 12 months or more, decreased 16.5% and 17.6% in the 2011 Period and 2011 Quarter, respectively. These revenues accounted for 48.9% of total current revenue in the 2011 Period, compared to 59.2% in the 2010 Period.

•
Professional and other services, which include broadcast and webcast events, increased 51.7% and 15.7% in the 2011 Period and 2011 Quarter, respectively.  These revenues accounted for 6.1% of total current revenue in the 2011 Period, compared to 4.0% in the 2010 Period.  The increase in these revenues was primarily attributed to a greater number of broadcast and webcast events.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2011	2010	Increase (Decrease)	% Change	2011	2010	Increase (Decrease)	% Change
Revenue
Managed video services combined	$9,344	$7,547	$1,797	23.8%	$3,164	$2,629	$535	20.3%
OV Connect (Network services)	10,162	12,165	(2,003)	(16.5)	3,282	3,984	(702)	(17.6)
Professional and other services	1,258	829	429	51.7	383	331	52	15.7
Total revenue	$20,764	$20,541	$223	1.1%	$6,829	$6,944	$(115)	(1.7%)

    Network and infrastructure – Network and infrastructure expenses decreased 18.4% to $7,156,000 in the 2011 Period and 21.5% to $2,273,000 in the 2011 Quarter.  Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure.  The network is for high-quality, two-way video transport built and managed by Glowpoint exclusively and dedicated to IP-based video communications globally.  This operating expense category also includes the cost for taxes which have been billed to customers.  The decrease was primarily attributed to the decline in volume of OV Connect revenues and the achievement of cost efficiencies.

    Global managed services – Global managed services expenses decreased 8.6% to $5,671,000 in the 2011 Period and 12.3% to $1,798,000 in the 2011 Quarter.  Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The decrease was primarily attributed to further investments in automation and efficiencies of processes.

    Sales and marketing - Sales and marketing expenses decreased 17.6% to $2,627,000 in the 2011 Period and 26.1% to $803,000 in the 2011 Quarter primarily attributed to reduction in certain trade show expenses.

    General and administrative - General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 8.3% to $4,180,000 in the 2011 Period and decreased 0.8% to $1,492,000 in the 2011 Quarter. The primary component of the 2011 Period increase was due to expenses related to severance related charges of $351,000 and the move to a new headquarter’s location during the first and second quarters of 2011.

    Depreciation and amortization – Depreciation and amortization expenses increased by $169,000, or 20.8%, to $981,000 in the 2011 Period and 51.1% to $408,000 in the 2011 Quarter due to purchases of property and equipment (as discussed in Note 14) exceeding the retirements of these assets.

    Income from continuing operations – Income from operations increased by $2,438,000 to $149,000 in the 2011 Period and by $916,000 to $55,000 in the 2011 Quarter. The primary drivers of the increase were due to continued efforts to reduce operating expenses afforded from efficiencies in the managed service business.

    Interest and other expense – Interest and other expense in the 2011 Period principally reflected $47,000 of interest charges from vendors and $46,000 of the amortization of financing charges related to the Revolving Loan Facility.  Interest and other expense in the 2010 Period consisted of $89,000 interest charges from vendors and $18,000 for the amortization of financing charges.

    In the 2011 Quarter there were $15,000 of interest expense and $15,000 for the amortization of financing charges.  In the 2010 Quarter there were $35,000 of interest expense and $16,000 for the amortization of financing charges.

    Income taxes - As a result of our historical losses, we recorded no provision for incomes taxes in the three and nine months ended September 30, 2011 and 2010.  Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

    Net income (loss) from continuing operations – Net income from continuing operations increased by $2,452,000, or 102.3%, to $56,000 in the 2011 Period and $937,000, or 102.7%, to $25,000 in the 2011 Quarter.

    Income from discontinued operations – Income from discontinued operations decreased by 83.9% to $29,000 in the 2011 Period and 83.8% to $11,000 in the 2011 Quarter.  This decrease was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.

    Net income - Net income increased by $2,301,000, or 103.8%, to $85,000 in the 2011 Period and by $880,000, or 104.3%, to $36,000 in the 2011 Quarter.

    Loss on redemption of preferred stock – There was no loss on the redemption of Preferred Stock in the 2011 Period.  For the nine and three months ended September 30, 2010, we had a loss on the redemption of Preferred Stock of $934,000 and $156,000, respectively, in connection with the 2010 Private Placements.  For loss per share calculations, this loss, though charged to Additional Paid in Capital, increases the net loss attributable to common stockholders.

    Net income attributable to common stockholders – Based on the above, net income attributable to common stockholders was $85,000 or $0.00 per basic and diluted share in the 2011 Period.  For the 2010 Period, the net loss attributable to common stockholders was $3,150,000, or ($0.16) per basic and diluted share.

Liquidity and Capital Resources

    For the nine months ended September 30, 2011, we had net income attributable to common stockholders of $85,000, a positive cash flow from operations of $117,000 and cash used in investing activities of $793,000 related primarily to capital expenditures for the corporate headquarters and software development.  At September 30, 2011, we had $1,359,000 of cash, negative working capital of $173,000 and an accumulated deficit of $164,983,000.  We have historically been able to raise capital in private placements, including $3,000,000 in March 2010 and $1,000,000 in September 2010, as needed to fund operations and provide growth capital.  We previously amended the terms of our Series A-2 Preferred Stock and created a Series B-1 Preferred Stock, which does not pay any dividends until January 2013.  We alsoreached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement (as discussed in Note 14 of Item 1).  Based primarily on our effort to manage costs, the 2010 Private Placements, our new Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least November 30, 2012.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, nor that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

    The Company gained access of up to $5,000,000 for working capital purposes pursuant to the Revolving Loan Facility with SVB dated June 16, 2010 (as discussed in Note 11 of Item 1).  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, intellectual property.  The Revolving Loan Facility matures in June 2012 and contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined.  Based on our current projections the Company believes that we will be able to remain in compliance with these covenants.

Off-Balance Sheet Arrangements

    As of September 30, 2011, we had no off-balance sheet arrangements.

Fully Diluted Common Shares

    The Company’s outstanding capital stock following the previous private placement transactions consists of shares of (i) common stock, (ii) Series B-1 Preferred Stock, (iii) Series A-2 Preferred Stock, (iv) options to acquire common stock, and (v) warrants to acquire common stock.  As of September 30, 2011 and December 31, 2010, the Company had 27,047,000 and 26,126,000 shares, respectively, of common stock outstanding on a fully-diluted basis, which assumes the exercise of all outstanding options and warrants and conversion of preferred stock.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	$56	$(2,396)	$25	$(912)
Depreciation and amortization	981	812	408	270
Amortization of financing costs	46	18	15	16
Interest expense	47	89	15	35
EBITDA	1,130	(1,477)	463	(591)
Stock-based compensation	181	445	34	216
Severance	351	—	340	—
Adjusted EBITDA	$1,662	$(1,032)	$837	$(375)

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

    Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

    No change in our internal control over financial reporting occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    Not Applicable.

Item 1A.  Risk Factors

    A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 16, 2011.  There have been no material changes to these risks during the quarter.

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

GLOWPOINT, INC.

Date: October 18, 2011	By:/s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)

Date: October 18, 2011	By:/s/ John R. McGovern
John R. McGovern, Chief Financial Officer (principal financial and accounting officer)