Form 10-K
period 2011-12-31
GLOWPOINT, INC.
filed 2012-03-08
CIK 746210

U. S.SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 0-25940

GLOWPOINT, INC.
(Exact name of registrant as specified in its Charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Mountain Avenue, Suite 301 Murray Hill, NJ	07974
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 855-3411

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (Title of Class)	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐No☒

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes☐No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $28,352,000.

The number of shares of the Registrant’s common stock outstanding as of March 5, 2011 was approximately 25,211,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements give Glowpoint’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report on Form 10-K.

PART I

Item 1.  Business

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a leading provider of cloud managed video services and the only “pure play” service provider in the video space.  We are dedicated to exclusively providing hosted or managed services to the enterprise users of video conferencing and telepresence, and not making, selling or reselling hardware or software solutions for video. Our services, delivered via our cloud-based OpenVideo™ platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company pursues its recurring revenue business model by delivering services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support, while increasing the return on investment (ROI) of its end users’ video equipment by providing seamless access to video equipment outside of their immediate enterprise network.

Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. The Company maintains multiple strategic partnerships that are core to its global go to market strategy.

Glowpoint’s solutions are hardware-agnostic (e.g., the video equipment may be manufactured by Cisco, Polycom, Logitech, Sony or others) and network-neutral (i.e., connectivity may be via native Internet or network provided by AT&T, Verizon, TATA Communications, British Telecom or others), supporting all recognized video standards across any IP network.

With its carrier-grade, multi-tenant OpenVideo™ platform built in-house, Glowpoint provides a range of remote monitoring and management services that increase the utilization of the video deployment by ensuring all systems are on, all the time, and calls start on time with the highest possible quality.

Glowpoint’s core value proposition for customers includes the enablement of integration of their video deployment into the unified communications environment, allowing wide adoption and usage of video communications, increasing ROI and lowering the total cost of ownership.  With its multi-tenant infrastructure in the cloud, Glowpoint provides an alternative to capital-intensive, premise-based infrastructure, which customers traditionally have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of video communications throughout their business.  Glowpoint is a leader in managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enable organizations to drive adoption.

The Company has been recognized in the industry for focusing on providing an innovative customer experience through our use of IP-based video functionality and innovation. Industry awards and recognition over the last few years include: Excellence in Globalization Award (Frost and Sullivan); Top Ten Managed Service Provider (MSP mentor); Best US Managed Conferencing Services Provider (Telepresence and Videoconferencing Insight Newsletter); PACE Award for contributions to the advancement of video communications (Telespan); and Growth Company of the Year, Finalist (New Jersey Technology Council).  We are also widely followed and discussed in market research by the leading industry and research analyst firms, including Gartner, Forrester, Frost and Sullivan, and Wainhouse Research.

As the video conferencing, telepresence, and unified communications industries continue to mature, Glowpoint believes it has established itself as the “go-to” provider for organizations and other service providers to support their video communication needs.

Glowpoint, a Delaware corporation, was formed in May 2000.  The Company operates in one segment and therefore segment information is not presented.

Glowpoint Services and Features

Today’s telepresence and video conferencing environments have become a key part of a complete unified business communications strategy. For organizations that are already using video, and for those exploring its benefits for the first time, OpenVideo™ is a unique platform that can help them achieve a successful video collaboration program.

Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed - and although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Glowpoint’s suite of cloud managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, LifeSize or any other HD video solution, for example, may all take advantage of the Glowpoint OpenVideo™ cloud regardless of their choice of network. Glowpoint’s core services are offered as part of OpenVideo™ to generate monthly recurring revenue for the Company.

OpenVideo™ is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion.  OpenVideo™ combines years of best practices, experience and technology development into video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, OpenVideo™ is built around security protocols to ensure that enterprises and organizations of any size can communicate to any other desired video users in a secure, high-quality and reliable fashion.

Glowpoint’s services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)

We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies, with Video Network Operations Centers (VNOCs) and Points-of-Presence (PoPs) all over the world.

We offer a complete portfolio of remote monitoring & management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.

All of Glowpoint’s unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners. Many strategic global companies in the unified communications industry have recognized Glowpoint’s value to their own sales and marketing efforts.

Glowpoint’s collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services.

Network Services

In order to provide customers with access to the OpenVideo cloud, Glowpoint maintains a dedicated video overlay network.  We have partnered with Tier 1 MPLS providers, including Global Crossing, Masergy, XO, Qwest, TATA, PCCW and Verizon Business, to provide a global access footprint with flexible options to consume our suite of OpenVideo services.  Our OpenVideo cloud is also connected to the Equnix Ethernet Carrier Exchange to provide native Layer 2 Ethernet services to enterprise customers.

Glowpoint leverages the last mile and network connectivity of carriers and provides an option for business to purchase a full overlay network for their video only needs.  The network bandwidth that we provide for these dedicated overlay networks ranges from 1.5Mbps to 1Gbps.  As a result of this, our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo cloud or bring bandwidth to OpenVideo datacenters.  Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint’s OpenVideo cloud.

Professional and other services

As with technology hosting and management services, we sought new revenue sources using our network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services.

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

Intellectual Property

Glowpoint has invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to awarded patents and a number of patent applications, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable their video applications.

    Cloud Architecture

Glowpoint’s OpenVideo™ cloud is based on a Service Oriented Architecture (“SOA”) that enables us to create unique unified communication service offerings. SOA is a foundation framework that abstracts the physical layer from the service application to enable the virtualization of resources. Glowpoint’s cloud based video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid with a mix of public and private clouds.

    Applications and Development

Built on top of our core cloud architecture, Glowpoint has a portfolio of applications that include conference scheduling, customer care, B2B directory and billing. Glowpoint has built its OpenVideo™ cloud to support SIP, H.323 and Integrated Services Digital Network (ISDN) protocols using infrastructure from a variety of manufacturers.

     Patents and Patents-Pending

The development of our “video as a service” applications and network architecture have resulted in a significant amount of intellectual property – from real-time metering and billing for video calls to intelligent call routing. In addition to our three awarded patents, a number of other applications have been filed with the United States Patent and Trademark Office and are in various stages of the patent process. We have also abandoned certain patent applications, determining that the likelihood of an award and the cost to obtain it versus the value of the potential award did not justify proceeding any further. While there can be no assurance that a patent will be awarded, we believe that our patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services.

As mentioned above, we have been awarded three patents:

•
U.S. Patent No. 7,200,213 was awarded in April 2007 for our live video operator assistance feature.  Our “Live Operator” technology provides customers the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” (our VNOC) services.

•
U.S. Patent No. 7,664,098 was awarded in February 2010 for our real-time metering and billing for IP-based calls. Our “Call Detail Records” (CDR) patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video users.

•
U.S. Patent No. 7,916,717 was awarded in March 2011 for our Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN networks. This technology ensures the simple and seamless migration from ISDN to IP for the purpose of connecting IP users with ISDN systems around the world.  This automated call routing capability has been leveraged to provide a least cost routing and gateway method to customers.

The following is a brief description of our pending patents and their role in our managed video service offering:

•
Video Call Director - When you place a voice telephone call, you expect some resolution of it – a completed call, a busy signal, or a message that you dialed the wrong number. In the IP-video world, we do not believe that this functionality existed before Glowpoint. Customers placing IP video calls would receive cryptic error codes or invalid network error messages. We developed the Video Call Director technology to intelligently redirect calls based on various conditions. The technology is deployed as “Lisa”, our video call assistant. Now, when a subscribed customer places a video call that does not connect, they are greeted with an interactive video message from “Lisa” explaining some reasons and offering them the option of reaching a live video operator for assistance. The ability to intelligently route video calls based on various conditions lends itself to numerous other capabilities and services, including video mailbox, follow-me video numbers, and video call transfers and forwarding.

•
Method and Process for the Glowpoint Video Call Distributor – Our video call distributor technology permits businesses to route real-time, two-way video calls over an IP network using a call management system (e.g., a traditional PBX-based automatic call distribution system) that may serve multiple possible endpoints (for example, a call center environment). This video call distributor integrates the features and services of traditional voice call distribution systems with video calls. It is built on previously patented Glowpoint technology as well as new technology developed specifically for this solution. We believe this patent-pending technology is a critical component of skills-based video call centers, where video calls can be routed to the appropriate person based on predetermined skill sets or criteria. For example, in a video banking application, this patent-pending technology has been used to route video calls to English and Spanish speaking video bankers depending on a selection made at the remote branch location.

Sales and Marketing

We market and sell our services to a broad range of businesses in many industries through both direct and indirect sales channels. Our strategic relationships with equipment manufacturers, unified communications providers, global integration service providers, systems integrators, equipment resellers and network operators have expanded our indirect sales channels. The global demand for visual communications has also increased our opportunities for regional partnerships globally, including in the emerging markets of Asia/Pacific, Middle East, and Central/Latin Americas.  Many of the complex solutions sought in today’s market, especially telepresence and unified communications solutions, have created new and unique opportunities for the sale of Glowpoint services. We continue to diversify our lead generation and sales efforts by integrating these indirect sales channels with aggressive internal lead generation programs and focused marketing and promotional efforts. Regardless of the sales or distribution channel, our goal is to reduce barriers to buying and increase our return on sales.

In 2011, the Company hired a new Head of Sales and Marketing, a video industry veteran with tenure in Cisco and Tandberg, and has organized to provide North America and International regional coverage for our partners, customers, and strategic relationships.

Purchasers of telepresence rooms and today’s other complex video products demand that the technology is reliable and functions properly in order to maximize their investment. Glowpoint markets and sells its video management services and B2B capabilities directly to enterprise customers and to equipment manufacturers and integrators, who purchase our video management services on a wholesale basis.

We will continue to focus sales and marketing efforts on our strategic relationships and partnerships so that they remain a significant and consistent contributor to our growth going forward.

Customers

We have a customer base of more than 500 customers ranging from Fortune 100 companies, to federal, state and municipal governmental entities, to businesses and service professionals (e.g., accountants and lawyers) and non-profit organizations. Our top market segments at the end of 2011, listed in order of approximate contribution to revenue, were: consulting, 11%; banking and finance, 10%; engineering and construction, 9%; manufacturing, 9%; broadcast/media, 7%; telecommunication providers, 7%; legal and law enforcement, 5%. Two major customers / wholesale partners represented approximately 24.6% of our revenue for the fiscal year ended December 31, 2011.  A substantial reduction in use of our services or business failure by either of our major customers / wholesale partners could have a material adverse effect on us.

Employees

As of December 31, 2011, we had approximately 100 full-time employees. Of these employees, 10 are involved in engineering and development, 58 in customer support and operations, 18 in sales and marketing, and 14 in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Strategy and Competitive Conditions

Industry

The video communications industry continues to transform. When Glowpoint was initially launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to capitalize on that by offering a high-quality, IP-based, reliable service. Today, video communications, especially in the form of telepresence, is becoming a more mainstream, mission-critical technology. “Telepresence” (sometimes referred to as “immersive video”) provides an experience that represents what Glowpoint has been delivering since soon after its launch: high quality, easy to use video communications where the technology does not interfere with the purpose of the meeting. The most popular representation of telepresence is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so that participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by high-profile vendors with vast marketing budgets like Cisco Systems, and the consolidation of some traditional videoconferencing equipment manufacturers (e.g., Cisco’s acquisition of Tandberg and Logitech’s acquisition of LifeSize Communications and Polycom’s acquisition of HP’s video business) have, we believe, validated our business plan and brought new energy and interest to the video communications industry. The market for video conferencing/telepresence equipment, including infrastructure and endpoints, has been growing at a compounded annual growth rate (CAGR) of over 25% over the past five years, despite (and to some extent as a result of) unfavorable macroeconomic conditions.

Currently, we view the video communications industry segregated into multiple categories, each of which represents a potential partner and/or customer for Glowpoint’s portfolio of services:

•	Unified Communications Equipment Manufacturers;
•	Network Operators and Service Providers;
•	Managed Service/Conferencing Services Providers;
• •	Systems Integrators; and Market Vertical Integrators.

Unified Communications Equipment Manufacturers: Manufacturers of videoconferencing and telepresence equipment focus on selling video endpoint, room, and infrastructure equipment. With the introduction of HD and telepresence, the manufacturers are recognizing that, as part of offering these more complex solutions, there is increased demand for services to not only enable adoption, but to expand the use and applications beyond internal use. Additionally, alternatives to purchasing one’s own infrastructure and using a cloud based hosted model are becoming increasingly popular among businesses that are interested in managing total cost of ownership (TCO) and allowing the service providers to deal with interoperability and technology advancements for them. Therefore there is an inherent need to partner with experienced service providers like Glowpoint, who make it seamless for customers to buy and use the manufacturer’s products on their own terms.  Glowpoint’s managed services and cloud based OpenVideo™ platform provide purchasers of this equipment these critical options.

Network Operators and Service Providers: Network operators and service providers play a critical role in video communications because of the need to transport video calls over high-quality IP networks. With the emergence of more scalable and sophisticated IP network capabilities for videoconferencing and telepresence, the network operators are now aggressively offering services that include intelligent virtual private networks (VPNs) on which customers may support data, voice and video applications simultaneously. This is often referred to as a "converged network" or "convergence." Recently, more IP-based video communications applications and managed services have emerged as an integral part of converged network offerings. Glowpoint services and hosted cloud infrastructure are accessible across any provider’s network. So, carriers can be a trusted and comprehensive provider for their video communications customers by partnering and peering with Glowpoint, offering the Glowpoint service cloud as part of their network service offerings. This strategy has the added benefit of increasing the demand for network bandwidth, thereby increasing the carrier’s network sale.

Managed Service/Conferencing Services Providers: A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multipoint conferencing (i.e., bringing multiple locations into one video call). Glowpoint offers a full suite of cloud managed video services and is competitive with other providers in this space.

Systems Integrators: Systems integrators in the unified communications space vary from traditional audio visual integrators to market focused solution providers. This community is driven by technology and integration sales and have historically driven most of their business through one-time equipment and integration sales. This industry has expanded and evolved and more global integration players, such as IBM, HP and others, are heavily involved in the video conferencing and telepresence industry now. As a result, traditional audio visual integrators are facing growing margin pressures as well as increased competition related to videoconferencing equipment sales. We believe that the global integrators are a logical fit for partnering with Glowpoint as they seek to enhance their solution portfolios with a cloud service that is in high demand. As for the AV integration community, we believe they may need to transform their business models, possibly to generate recurring revenue to offset margin pressure and heavier competition. To do so, these providers may attempt to either reproduce the features, experience and services provided by Glowpoint or to become a reseller or wholesale partner of Glowpoint’s services themselves. While some videoconferencing equipment resellers have chosen to compete with a subset of Glowpoint’s offerings, mostly on multipoint bridging front, others have chosen to partner with and resell Glowpoint’s services to increase their speed to market and transform their businesses. We maintain that the intellectual property Glowpoint has put in to building its OpenVideo™ platform creates a barrier to entry for potential competitors and encourages a reseller type of partnership with Glowpoint.

Market Vertical Integrators: There are a number of global market vertical leaders delivering integration solutions to specific markets. These markets include medicine, travel and law, among others. Providers such as Stryker communications specialize in telemedicine, while SABRE virtual meetings focuses on the travel industry, and these players are now participating in the video communications marketplace with unique service offerings to their customer base. This presents new and innovative partner opportunities for Glowpoint given our unique offering and branding capabilities.

        Market Need

The complexity of video communications is increasing, while usage of video is becoming more critical in the mix of unified communications. Many enterprises have become dependent on video communications for increased productivity while also reducing operating costs, and have made it part of their core business practices. These same enterprises have difficulty (and incur considerable cost) in effectively maintaining and managing their existing video communication deployments because of the shortage of experienced information technology (IT) and network personnel. Many enterprises also recognize that supporting video communications inside their organization distracts their core support organization from other critical business applications and requires a different skill set than normal business IT support. As a result, businesses are increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and their video technologies. In fact, isolating and extending the video applications from other business applications and existing communications infrastructure has become an increasingly important capability for larger organizations.  With the rapid advancements in video technologies, it has become increasingly expensive and difficult for enterprises to maintain the infrastructure required to power these technologies. We believe that many customers cannot fully support quality video communications on their existing infrastructure and network. An “evergreen” video infrastructure in the cloud enables the enterprises to get the best possible video experience from their endpoints, while avoiding overcapacity issues by providing a flexible usage model. It also removes one of the traditional barriers for video adoption in small and medium business (SMB) segment: the cost of premise-based infrastructure per endpoint is prohibitively high for video deployments of less than 10. By moving them from a CapEx to an OpEx model, Glowpoint eases the path for faster video adoption among SMBs.

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

Market Size

According to industry analysts, the video communications industry as a whole is anticipated to continue its explosive growth in the coming years. Gartner Research, for example, in its April 2011 report, titled “Market Trends: Videoconferencing, Worldwide, 2011,” predicts the video conferencing products and services market worldwide – which includes equipment, network and managed services – will reach $7 billion by 2015. In that same report, the cloud managed video services business (Glowpoint’s market), comprised of 1) remote monitoring and management, 2) help desk and concierge services, 3) hosted bridging and 4) B2B exchange services is projected to grow with a CAGR of 38% to almost $1 billion by 2015 from approximately $300 million in 2010.

Competition

For the sale of our managed services, we mainly compete against select telecommunications carriers and videoconferencing equipment resellers and integrators. These carrier competitors, which include British Telecom (BT)/BT Conferencing, AT&T, Verizon and Telus, mainly compete on the basis of offering network and a converged solution of data, voice and video. Other competitors have evolved from the audio/visual integration industry or videoconferencing equipment resale industry, including York Telecom, Providea, BCS Global and AVI-SPL (through its acquisition of iFormata, announced in January 2012). Additionally, the market has attracted some VC-backed or other private start-ups that offer hosted bridging solutions, including Blue Jeans Networks and Vidtel. We view the entry of new players into the market as a net positive, validating the industry, while creating awareness around managed services and viral adoption of video communications.

It is important to note that our competition offers a subset of what we offer from a managed services perspective, through our OpenVideo™ cloud. Glowpoint differentiates itself based on its full suite of superior cloud managed video services delivered with a primary focus on video and resulting superior expertise, flexibility, and responsiveness to customer demands. These services are unique based on our intellectual property, user interfaces and capabilities that Glowpoint has built over the years. Glowpoint has partnered with a number of would-be competitors with the intent of selling our managed video services to be delivered over their networks or as a complement to their offerings.

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

Item 1A.  Risk Factors

Glowpoint’s business faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K Annual Report or in our other filings with the SEC. The risks described below are not the only risks that we face, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect our business. Any of these risks may have a material adverse effect on Glowpoint’s business, financial condition, results of operations and cash flow.

Risks Related to Our Business

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from existing levels of cash and operations, including our revolving loan facility, to finance our operational requirements through at least March 31, 2013. Our capital requirements continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our systems and products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. If we are unable to maintain profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors. Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We have a history of substantial net losses and we may incur future net losses, which may cause a decrease in our stock price.

While we generated net income for fiscal year 2011, we reported a substantial loss from operations in all prior years since 2000. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not remain profitable in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining funds to continue our operations.

Our success is highly dependent on the evolution of our overall market and on general economic conditions.

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on acceptance and adoption of video communications. There can be no assurance that the market for our services will grow, that our services will be adopted, that customers will desire higher quality or that businesses will purchase our suite of managed video services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to remain profitable. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

Our customers have varying degrees of creditworthiness and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us or use their buying power with us to lower our revenue, this could materially adversely affect our financial condition, results of operations or cash flows.

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

If we successfully increase our sales substantially, we expect to hire more employees and expand our operations. This growth may place a strain on our management, our operations and our systems. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple customer relationships concurrently, and to hire, train and manage our employees. Our future success is dependent upon growth. If we cannot scale our business appropriately or otherwise adapt to this growth, this could adversely affect our results of operations.

If our actual liability for sales and use taxes and regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Sales and use taxes and regulatory fees are supposed to be, or are routinely, collected from customers and remitted to the applicable authorities in certain circumstances. Historically, we were not properly collecting and remitting all such taxes and regulatory fees and, as a result, we have accrued a liability. All of our tax positions are subject to audit. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ. If so, it may impact our financial condition negatively if we underestimated our liability.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain and maintain certain proprietary intellectual property to be used in connection with our services. While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or we could commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.

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

Our success depends upon our ability to implement, expand and adapt our network infrastructure and support services to accommodate an increasing amount of video traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities and support services on an ongoing basis. We cannot ensure that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure facilities may be necessary in order to respond to growth in the number of customers served.

We depend upon suppliers and have limited sources for some services.

We rely on other companies to supply some components of our network infrastructure and the means to access our network. Some of the products and services that we resell and certain components that we require for our network are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the timeframes that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition and results of operations.

Our network could fail, which could negatively impact our revenues.

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our partners’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized accessor cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

Our network depends upon telecommunications carriers who could limit or deny us access to their network or fail to perform, which would have a material adverse effect on our business.

We rely upon the ability and willingness of certain telecommunications carriers and other corporations to provide us with reliable high-speed telecommunications service through their networks. If these telecommunications carriers and other corporations decide not to continue to provide service to us through their networks on substantially the same terms and conditions (including, without limitation, price, early termination liability, and installation interval), if at all, it would have a material adverse effect on our business, financial condition and results of operations. Additionally, many of our service level objectives are dependent upon satisfactory performance by our telecommunications carriers. If they fail to so perform, it may have a material adverse effect on our business.

We operate in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

The video communications industry is highly competitive. A number of telecommunications carriers and other corporations, including AT&T, Verizon, British Telecom/BT Conferencing, Level 3 Communications, Cisco and Hewlett-Packard, have entered into the video communications market. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

There is limited market awareness of our Glowpoint services.

Our future success will be dependent in significant part on our ability to generate demand for our Glowpoint managed video services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offering to generate increased revenue. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers.  The secure transmission of this information is critical to our operations.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information being transmitted could be accessed, publicly disclosed or stolen.  Any such disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations and damage our reputation, which could adversely affect our business.

We may be unable to adequately respond to rapid changes in technology.

The market for our Glowpoint managed video services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing managed video services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our managed video services are unable to meet expectations or unable to keep pace with technological changes in the video communication industry, our managed video services could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our managed video services as improvements in video communication technologies are introduced. In the event that other companies develop more advanced service offerings, our competitive position relative to such companies would be harmed.

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

A significant portion of our revenue is generated from a limited number of customers.  For the year ended December 31, 2011, one major customer / wholesale partner represented approximately 12.4% of our revenue and another approximately 12.2%.  Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers.  Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers.  A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products.  Our agreements with these customers may be cancelled if we materially breach the agreement or for other reasons outside of our control.  In addition, our customers may seek to renegotiate the terms of current agreements or renewals.  The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We experience material disconnections of our services and may not be able to replace the lost revenue by sales to our current customers or by adding significant new customers.

Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services.  In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers.  This need is made more critical as the company experiences disconnections of services, which may occur if we materially breach the agreement or for other reasons outside of our control.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Risks Relating To Our Securities

Our common stock is thinly traded and subject to volatile price fluctuations.

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the NYSE Amex under the symbol “GLOW.” Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot ensure that you will be able to find a buyer for your shares. We cannot ensure that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also fail to satisfy the standards for continued exchange listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time.

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include our services mix, development timeline and the rate at which customers accept our services offerings. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding preferred stock, resulting in dilution of our existing stockholders.

The conversion or exercise of any of our outstanding A-2 Preferred Stock will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our outstanding Series A-2 Preferred Stock then the conversion price of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon of such securities would increase. In this event, we may be required to issue more shares of common stock than previously anticipated which would result in further dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Resale into the public market of a significant number of shares issued in prior financings could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

Although the sale of these additional shares to the public might increase the liquidity of our stockholders’ investments, the increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of your investment and perhaps hindering our ability to raise additional funds in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at 430 Mountain Avenue, Murray Hill, New Jersey 07974. These premises consist of approximately 22,000 square feet of leased office space. Our lease expires on January 31, 2014. The base rent for the premises is approximately $355,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses. The Murray Hill premises house our corporate functions and our network operations center. In addition to our headquarters, we lease technical facilities (i) in Ventura, California that house our bridging services group, help desk and technical personnel in approximately 4,000 square feet, the base rent of which is approximately $79,000 per annum, and (ii) in Conshohocken, Pennsylvania that house our dedicated support services group in approximately 3,600 square feet, the base rent of which is approximately $90,000 per annum. We believe our current facilities are suitable and adequate for our business needs and growth prospects.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 15, 2011, Glowpoint’s securities began trading on the NYSE Amex under the symbol “GLOW.”

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

As a result of the reverse stock split, every four shares of the Company's then issued and outstanding common stock were combined into one share of common stock. Any fractional shares that resulted from the reverse stock split were paid in cash to the stockholder. The reverse stock split reduced the number of the Company's outstanding shares of common stock from 85,414,000 to approximately 21,354,000 on the date of effectiveness of such split.

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

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2010 and 2011, based upon information obtained from the OTCBB and NYSE Amex. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint
	Common Stock
	High	Low
Year Ended December 31, 2010
First Quarter	$3.08	$2.24
Second Quarter	2.80	1.92
Third Quarter	2.32	1.60
Fourth Quarter	2.80	1.80

Year Ended December 31, 2011
First Quarter	$2.60	$1.90
Second Quarter	2.25	1.96
Third Quarter	2.34	2.00
Fourth Quarter	2.40	2.00

On March 5, 2012, the closing sale price of our common stock was $3.00 per share as reported on the NYSE Amex, and 25,211,250 shares of our common stock were held by approximately 80 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company issued 1,250 shares of unregistered common stock to Rank One Consulting, Inc. (“Rank One”) in consideration of services rendered under the Consulting Agreement dated as of October 28, 2011 between the Company and Rank One.  The shares of common stock were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. Other than the foregoing, there have been no sales of securities during the fiscal year that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2011.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2011. All securities were issued under approved equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	749,574	$2.90	1,807,746

Item 6.  Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a leading provider of cloud managed video services and the only “pure play” service provider in the video space.  We are dedicated to exclusively providing hosted or managed services to the enterprise users of video conferencing and telepresence, and not making, selling or reselling hardware or software solutions for video. Our services, delivered via our cloud-based OpenVideo™ platform, are securely accessible via any network (private or public) and are technology-agnostic. The Company pursues its recurring revenue business model by delivering services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.  Glowpoint’s managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support, while increasing the return on investment (ROI) of its end users’ video equipment by providing seamless access to video equipment outside of their immediate enterprise network.

Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. The Company maintains multiple strategic partnerships that are core to its global go to market strategy.

Glowpoint, a Delaware corporation, was formed in May 2000.  The Company operates in one segment and therefore segment information is not presented.

In September 2010, we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  We entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we now receive a 15% recurring referral fee for those revenues.  The transfer of the customers was completed in the third quarter of 2011 (see Note 8 to our consolidated financial statements attached hereto).

Glowpoint’s services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”). We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies, with Video Network Operations Centers (VNOCs) and Points-of-Presence (PoPs) all over the world.

We offer a complete portfolio of remote monitoring & management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.

All of Glowpoint’s unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners. Many strategic global companies in the unified communications industry have recognized Glowpoint’s value to their own sales and marketing efforts.

Glowpoint’s collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services.

Network Services.  In order to provide customers with access to the OpenVideo cloud, Glowpoint maintains a dedicated video overlay network.  We have partnered with Tier 1 MPLS providers, including Global Crossing, Masergy, XO, Qwest, TATA, PCCW and Verizon Business, to provide a global access footprint with flexible options to consume our suite of OpenVideo services.  Our OpenVideo cloud is also connected to the Equnix Ethernet Carrier Exchange to provide native Layer 2 Ethernet services to enterprise customers.

Glowpoint leverages the last mile and network connectivity of carriers and provides an option for business to purchase a full overlay network for their video only needs.  The network bandwidth that we provide for these dedicated overlay networks ranges from 1.5Mbps to 1Gbps.  As a result of this, our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo cloud or bring bandwidth to OpenVideo datacenters.  Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint’s OpenVideo cloud.

Professional and other services. As with technology hosting and management services, we sought new revenue sources using our network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenue billed in advance for monitoring and management services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to professional services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.”  Revenues derived from other sources are recognized when services are provided or events occur.

Allowance for Doubtful Accounts.  We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value.  No impairment losses were recorded through December 31, 2011 except for the amount discussed under capitalized software costs (see Note 2 to our consolidated financial statements attached hereto).

Capitalized Software Costs.  The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred.

Results of Operations – Year ended December 31, 2011 versus year ended December 31, 2010

Revenue. Revenue increased $256,000, or 0.9%, in the year ended December 31, 2011 (the “2011 Year”) to $27,806,000 from $27,550,000 in the year ended December 31, 2010 (the “2010 Year”). The following are the changes in the components of our revenue:

•
Revenue for Managed Services Combined, which represents subscription monitoring and management services generally tied to contracts of 12 months or more and collaboration services usage based bridging services, which enables customers to have video meetings with multiple locations on the screen at one time, increased 22.3% to $12,816,000 in the 2011 year, from $10,480,000 in the 2010 year.  Revenue for Managed Services Combined accounted for 46.1% of our total revenue in the 2011 Year compared to 38.0% for the 2010 Year.  The increase in revenue for Managed Services Combined was primarily attributable to new customer acquisitions.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased to $13,387,000 in the 2011 Year from $16,042,000 in the 2010 Year.  Revenue for network services accounted for 48.1% of revenue in the 2011 Year compared to 58.2% for the 2010 Year.  The decrease in revenue for network services was primarily attributable to customer disconnects.

•
Revenue for professional and other services, which represent non-recurring services (e.g., the professional football draft event or development of custom solutions), increased to $1,603,000 in the 2011 Year from $1,028,000 in the 2010 Year.  Revenue for professional and other services accounted for 5.8% of revenue in the 2011 Year compared to 3.8% for the 2010 Year.  The increase in revenue for professional and other services was primarily attributable to a greater number of onetime events.

	Year Ended December 31, (in thousands)
	2011	2010	Increase (Decrease)	% Change
Revenue
Managed Services Combined	$12,816	$10,480	$2,336	22.3%
Network services	13,387	16,042	(2,655)	(16.6)
Professional and other services	1,603	1,028	575	(55.9)
Total revenue	$27,806	$27,550	$256	0.9%

Network and Infrastructure Expenses.  Network and infrastructure expenses decreased by 17.6% to $9,388,000 in the 2011 Year from $11,389,000 in the 2010 Year. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure.  This operating expense category also includes the cost for taxes which have been billed to customers.  The decrease was primarily attributed to the decline in volume of network services revenues and the achievement of cost efficiencies.

Global Managed Services Expenses.  Global managed services expenses decreased 10.6% to $7,350,000 in the 2011 Year from $8,226,000 in the 2010 year. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements.  The decrease was primarily attributed to further investments in automation and efficiencies of processes.

Sales and Marketing Expenses.  Sales and marketing expenses decreased 15.4% to $3,506,000 in the 2011 Year from $4,142,000 in the 2010 Year, primarily attributed to reduction in certain trade show expenses.

General and Administrative Expenses.  General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 6.1% to $5,656,000 in the 2011 Year from $5,330,000 in the 2010 Year. The increase was primarily due to expenses related to severance related charges of $351,000 and the relocation of our new headquarter during the first and second quarters of 2011 offset by a reduction in expenses due to efficiencies.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 33.2% to $1,436,000 in the 2011 Year from $1,078,000 in the 2010 Year, due to purchases of property and equipment (as discussed in Note 21 to our consolidated financial statements attached hereto) exceeding the retirements of these assets.

Income from Operations. Income from operations increased by $3,085,000 in the 2011 Year to $470,000 from a $2,615,000 loss in the 2010 Year. The primary drivers of the increase were due to continued efforts to reduce operating expenses afforded from efficiencies in the managed service business.

Interest and Other Expense.   Interest and other expense in the 2011 Year was $129,000, which principally reflected $67,000 of interest charges from vendors and $62,000 of the amortization of financing charges related to our revolving loan Facility. Interest and other expense in the 2010 Year was $160,000, which principally reflected $126,000 of interest charges from vendors and $34,000 of the amortization of financing charges related to certain private placement transactions the Company completed during the 2010 Year.

Income Taxes. As a result of our historical losses, we recorded no provision for incomes taxes in the 2011 Year and 2010 Year. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Income from Continuing Operations. Income from continuing operations increased to $341,000 in the 2011 Year from a $2,775,000 loss in the 2010 Year due to reduced operating expenses noted above.

Income from Discontinued Operations. Income from discontinued operations declined by 75.0%, to $28,000 in the 2011 Year from $112,000 in the 2010 Year.  This decrease was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.

Net Income.  Net Income increased by $3,032,000 to $369,000 in the 2011 Year from a $2,663,000 loss in the 2010 Year.  This increase was primarily due to reduced operating expenses noted above.

Loss on Redemption of Preferred Stock.  There was no loss on the redemption of our preferred stock in the 2011 Year.  For the 2010 Year, our loss on the redemption of preferred stock resulted from certain private placement transactions the Company completed during the 2010 Year and was $934,000.  For loss per share calculations this loss, though charged to Additional Paid-in Capital, increased the net loss attributable to common stockholders for the 2010 Year.

Net Loss Attributable to Common Stockholders.  Net income attributable to common stockholders was $369,000 or $0.02 per basic and diluted share in the 2011 Year.  For the 2010 Year, the net loss attributable to common stockholders was $3,597,000, or $0.19 per basic and diluted share.

Liquidity and Capital Resources

For the 2011 Year, we had net income attributable to common stockholders of $369,000 and a positive cash flow from operations of $752,000.  As of December 31, 2011, we had $1,818,000 of cash, positive working capital of $477,000 and an accumulated deficit of $164,699,000.  We have historically been able to raise capital in private placements, including $4,000,000 in 2010, as needed to fund operations and provide growth capital.  In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement.  In June 2010, the Company entered into a revolving loan facility (as discussed in Note 7 to our consolidated financial statements attached hereto) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,072,000 as of December 31, 2011.  Our revolving loan facility matures in June 2012.  In addition, pursuant to the terms of our preferred stock, the Company will not be obligated to pay dividends until January 2013.  We also previously reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, the private placements completed by the Company during the 2010 Year, our revolving loan facility, the elimination of dividends on our preferred stock until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2013.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Cash Flows

At December 31, 2011, we had positive working capital of $477,000, compared to a working capital deficit of $526,000 at December 31, 2010, an increase of $1,003,000. We had $1,818,000 in cash at December 31, 2011, compared to $2,035,000 at December 31, 2010, a decrease of $217,000.

Net cash provided by operating activities was $752,000 for the 2011 Year.  The primary components of the funds were payments of $1,535,000 to reduce accounts payable, accrued expenses and sales taxes and regulatory fees, a $93,000 increase in accounts receivable and other assets and a $109,000 decrease in customer deposits and deferred revenue, partially offset by a $65,000 increase in the assets of the discontinued operations.

Cash used in investing activities in the 2011 Year was $928,000, which includes $940,000 for the purchase of property, equipment and leasehold improvements offset by proceeds for sale of equipment for $12,000.  The capital expenditures were focused on improvement to the Glowpoint infrastructure and the leasehold improvements to our new facility in Murray Hill, NJ.

Cash used in financing activities in the 2011 Year was comprised of $41,000 of costs related to our capital leases.

Adjusted EBITDA

Adjusted EBITDA is defined as income or loss before depreciation, amortization, interest expense, interest income, sales taxes and regulatory fee expense or benefit, severance and stock-based compensation.  Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles.  Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company.  Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.  A reconciliation of Adjusted EBITDA to net loss is shown below (in thousands):

	Year Ended December 31, (unaudited)
	2011	2010	Increase (Decrease)
Income (loss) from continuing operations	$341	$(2,775)	$3,116
Depreciation and amortization	1,436	1,078	358
Amortization of financing costs	62	34	28
Interest expense	67	126	(59)
EBITDA	1,906	(1,537)	3,443
Stock-based compensation	234	514	(280)
Severance related stock-based compensation	(2)	(96)	94
Severance	349	982	(633)
Adjusted EBITDA	$2,487	$(137)	$2,624

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2011 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Glowpoint’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management was not subject to attestation by our registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

  Item 11.  Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2011. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2011.  The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 27 of this Form10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as an appendix to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) and incorporated herein by reference).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference).

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. effecting a one-for-four reverse stock split of the common stock of Glowpoint, Inc. (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2011, and incorporated herein by reference).

3.5
Amended and Restated By-laws (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2011, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
4.2
Certificate of Designations, Preferences and Rights of Series C Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference).

4.3
Certificate of Designations, Preferences and Rights of Series D Preferred Stock (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference).

4.4
Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Glowpoint (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange. Commission on November 26, 2008, and incorporated herein by reference)

4.5
Form of Series A-3 Warrant dated November 25, 2008 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

4.6
Form of Amendment to Warrants to Purchase Shares of Common Stock of Glowpoint, dated as of November 25, 2008 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

4.7
Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of Glowpoint (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

4.8
Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock of Glowpoint (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

4.9
Form of Amendment to Series A-3 Warrant dated March 16, 2009 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

4.10
Form of Amendment to Series A-3 Warrant dated August 10, 2009 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

4.11
Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Glowpoint (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

4.12
Certificate of Designations, Preferences and Rights of Perpetual Series B-1 Preferred Stock of Glowpoint (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, and incorporated herein by reference).

10.1#	Glowpoint, Inc. 2000 Stock Incentive Plan (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference).
10.2#
Employment Agreement with David W. Robinson, dated May 1, 2006 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006, and incorporated herein by reference).

10.3#
Employment Agreement Amendment with David W. Robinson, dated April 24, 2007 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2007, and incorporated herein by reference).

10.4#
Employment Agreement Amendment with David W. Robinson, dated September 20, 2007 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference).

10.5
Exchange Agreement, dated September 21, 2007, between Glowpoint and the Holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007, and incorporated herein by reference).

10.6
Letter Agreement, dated as of December 18, 2007, amending the amended Registration Rights Agreement, dated as of September 21, 2007, between Glowpoint and the Purchasers set forth therein (filed as an exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference).

10.7
Lease Agreement for premises located at 225 Long Avenue, Hillside, New Jersey, dated as of December 31, 2007, between Glowpoint and Vitamin Realty Associates, L.L.C. (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).

10.8#
Employment Agreement Amendment with David W. Robinson dated April 30, 2008 (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and incorporated herein by reference).

10.9
Form of Series A Convertible Stock Purchase Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.10
Form of Registration Rights Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein (Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.11
Form of Note Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.12
Form of Series C Preferred Consent and Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.13
Form of Note Exchange Agreement, dated December 31, 2008, between Glowpoint and the holders set for the therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, and incorporated herein by reference).

10.14
Form of Series A-1 Convertible Stock Purchase Agreement, dated as of March 16, 2009, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.15
Amendment No. 1 to Registration Rights Agreement, dated February 19, 2009 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.16
Form of Note Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.17
Form of Securities Purchase Agreement, dated March 16, 2009, between Glowpoint and the holder set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.18
Form of Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.19#
Employment Agreement Amendment with David W. Robinson, dated March 12, 2009 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.20
Form of Series A-1 Preferred Consent and Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.31
Form of Warrant Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.22
Form of Registration Rights Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.23
Form of Series B Stock Purchase Agreement, dated as of March 29, 2010, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.24
Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.25
Form of Series A-2 Preferred Consent Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.26#
Employment Agreement Amendment with David W. Robinson, dated March 30, 2010 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.27
Master Subcontracting Agreement between Polycom, Inc. and Glowpoint, Inc., dated November 26, 2007 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.28#
Form of Restricted Stock Award Agreement and Schedule of Recently Reported Restricted Stock Awards (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.29
Loan and Security Agreement, dated as of June 16, 2010, between Glowpoint and Silicon Valley Bank (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference).

10.30#
Separation Agreement between Glowpoint and David W. Robinson effective as of August 6, 2010 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, and incorporated herein by reference).

10.31#
Restricted Stock Award Agreement between Glowpoint and David W. Robinson effective as of August 6, 2010 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, and incorporated herein by reference).

10.32#
Stock Option Award Agreement between Glowpoint and David W. Robinsoneffective as of August 6, 2010 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, and incorporated herein by reference).

10.33#
Amendment to Stock Option Awards between Glowpoint and David W. Robinson effective as of August 6, 2010 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, and incorporated herein by reference).

10.34#
Amended and Restated Employment Agreement dated August 30, 2010 between Glowpoint, Inc. and Joseph Laezza (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010, and incorporated herein by reference).

10.35#
Amended and Restated Employment Agreement dated August 30, 2010 between Glowpoint, Inc. and Edwin F. Heinen (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010, and incorporated herein by reference).

10.36
Form of Series B Stock Purchase Agreement, dated as of September 30, 2010, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.37
Form of Series A-2 Preferred Exchange Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.38
Form of Series A-2 Preferred Consent Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.39#
Employment Agreement between Glowpoint and John R. McGovern, dated as of December 23, 2010 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).

10.40#
Separation Agreement between Glowpoint and Edwin F. Heinen, dated as of December 27, 2010 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).

10.41
First Loan Modification Agreement dated as of April 28, 2011 between Glowpoint, Inc. and Silicon Valley Bank (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and incorporated herein by reference).

10.42
Purchase Agreement dated as of May 20, 2011 between Glowpoint, Inc., Avaya Inc., Avaya UK and Avaya Canada Corp. (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2011, and incorporated herein by reference).

10.43#
Glowpoint, Inc. 2007 Stock Incentive Plan, as amended through June 1, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011, and incorporated herein by reference).

10.44
Series B Preferred Consent and Exchange Agreement, by and among Glowpoint and certain holders of Series B Preferred Stock, dated August 3, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, and incorporated herein by reference).

10.45
Stockholders Agreement, by and among Glowpoint and holders of Series B-1 Preferred Stock, dated August 3, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, and incorporated herein by reference).

10.46*	Consulting Agreement between Glowpoint and Jon A. DeLuca, dated as of September 1, 2010.
21.1	Subsidiaries of Glowpoint, Inc. (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm—EisnerAmper LLP.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
———————
#	Constitutes a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 8th day of March 2012 in the capacities indicated.

/s/ Joseph Laezza	Chief Executive Officer and President (Principal Executive Officer)
Joseph Laezza

/s/ John R. McGovern	Chief Financial Officer (Principal Financial and Accounting Officer)
John R. McGovern

/s/ Jon A. DeLuca	Director and Chairman of the Board
Jon A. DeLuca

/s/ Kenneth Archer	Director
Kenneth Archer

/s/ Grant Dawson	Director
Grant Dawson

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders of
  Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

March 8, 2012
Edison, New Jersey

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31,
ASSETS	2011	2010
Current assets:
Cash	$1,818	$2,035
Accounts receivable, net of allowance for doubtful accounts of $147 and $250, respectively	2,520	2,706
Net current assets of discontinued operations	—	15
Prepaid expenses and other current assets	330	377
Total current assets	4,668	5,133
Property and equipment, net	4,738	3,148
Other assets	59	83
Total assets	$9,465	$8,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facility	$750	$750
Current portion of capital leases	177	—
Accounts payable	1,382	2,333
Accrued expenses	1,024	1,352
Accrued sales taxes and regulatory fees	434	739
Customer deposits	139	243
Net current liabilities of discontinued operations	50	—
Deferred revenue	235	242
Total current liabilities	4,191	5,659

Long term liabilities:
Capital leases, less current portion	334	—
Total long term liabilities	334	—
Total liabilities	4,525	5,659

Commitments and contingencies – see Note 20

Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at December 31, 2011 and 2010, respectively, liquidation value of $10,000	10,000	10,000
Preferred stock Series A-2, convertible into common stock; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 94 and 1,059 shares issued and outstanding at December 31, 2011 and 2010 recorded at fair value, respectively (liquidation value of $704 and $7,945, respectively) (see Note 11 for information related to Insider Purchasers)	297	3,354
Common stock, $.0001 par value; 150,000,000 shares authorized; 25,180,000 and 21,353,604 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3	9
Additional paid-in capital	159,339	154,410
Accumulated deficit	(164,699)	(165,068)
Total stockholders’ equity	4,940	2,705
Total liabilities and stockholders’ equity	$9,465	$8,364

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010

Revenue	$27,806	$27,550

Operating expenses:
Network and infrastructure	9,388	11,389
Global managed services	7,350	8,226
Sales and marketing	3,506	4,142
General and administrative	5,656	5,330
Depreciation and amortization	1,436	1,078
Total operating expenses	27,336	30,165
Income (loss) from operations	470	(2,615)

Interest and other expense:
Interest expense, net	67	126
Amortization of deferred financing costs	62	34
Total interest and other expense, net	129	160
Income (loss) from continuing operations	341	(2,775)
Income from discontinued operations	28	112
Net income (loss)	369	(2,663)
Loss on redemption of preferred stock	—	(934)
Net income (loss) attributable to common stockholders	$369	$(3,597)

Net income (loss) attributable to common stockholders per share (Note 2):
Continuing operations	$0.02	$(0.20)
Discontinued operations	0.00	0.01
Basic net income (loss) per share	$0.02	$(0.19)

Continuing operations	$0.02	$(0.20)
Discontinued operations	0.00	$0.01
Diluted net income (loss) per share	$0.02	$(0.19)

Weighted average number of common shares:
Basic	22,286	19,127
Diluted	23,363	19,127

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011and 2010
(In thousands except shares of Series B-1 and A-2 Preferred Stock)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock		Addit-ional Paid In Capital	Accum-ulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance at January 1, 2010	—	$—	4,509	$14,275	16,633	$7	$150,659	$(162,405)	391	$(1,383)	$1,153
Stock-based compensation - restricted stock	—	—	—	—	465	—	298	—	—	—	298
Stock-based compensation - stock options	—	—	—	—	—	—	216	—	—	—	216
2010 Preferred Stock Exchange	60	6,000	(1,600)	(5,066)	—	—	(934)	—	—	—	—
Warrants issued in connection with 2010 Private Placements	—	—	—	—	—	—	443	—	—	—	443
Conversion of Preferred Stock	—	—	(1,850)	(5,855)	4,624	2	5,853	—	—	—	—
Cashless exercise of warrants	—	—	—	—	17	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	6	—	8	—	—	—	8
Sale of Series B Preferred Stock	40	4,000	—	—	—	—	—	—	—	—	4,000
Cancellation of treasury stock	—	—	—	—	(391)	—	(1,383)	—	391	1,383	—
Costs related to 2010 Private Placements	—	—	—	—	—	—	(750)	—	—	—	(750)
Net loss	—	—	—	—	—	—	—	(2,663)	—	—	(2,663)
Balance at December 31, 2010	100	$10,000	1,059	$3,354	21,354	$9	$154,410	$(165,068)	—	$—	$2,705
Adjustment to par value(including reverse stock split)	—	—	—	—	—	(6)	6	—	—	—	—
Stock-based compensation - restricted stock	—	—	—	—	—	—	168	—	—	—	168
Stock-based compensation - stock options	—	—	—	—	—	—	66	—	—	—	66
Warrant exchange	—	—	—	—	360	—	—	—	—	—	—
Conversion of Preferred Stock	—	—	(965)	(3,057)	2,413	—	3,057	—	—	—	—
Issuance of restricted stock	—	—	—	—	335	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(90)	—	—	—	—	—	—
Cashless exercise of stock options	—	—	—	—	39	—	—	—	—	—	—
Settlement of liabilities with restricted stock and stock options	—	—	—	—	—	—	51	—	—	—	51
Property and equipment purchased with common stock	—	—	—	—	769	—	1,581	—	—	—	1,581
Net income	—	—	—	—	—	—	—	369	—	—	369
Balance at December 31, 2011	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	—	$—	$4,940

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$369	$(2,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,436	1,078
Bad debt expense	102	290
Amortization of deferred financing costs	62	34
Loss on disposal of equipment	35	15
Stock-based compensation	234	514
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	84	67
Prepaid expenses and other current assets	47	(86)
Other assets	(38)	(86)
Accounts payable	(951)	(874)
Accrued sales taxes and regulatory fees	(305)	(344)
Accrued expenses	(279)	451
Customer deposits	(103)	(65)
Deferred revenue	(6)	(17)
Net cash provided by (used in) operating activities – continuing operations	687	(1,686)
Net cash provided by operating activities - discontinued operations	65	242
Net cash provided by (used in) operating activities	752	(1,444)

Cash flows from investing activities:
Proceeds on sale of equipment	12	61
Purchases of property and equipment	(940)	(1,620)
Net cash used in investing activities	(928)	(1,559)

Cash flows from financing activities:
Proceeds from preferred stock offerings	—	4,000
Proceeds from exercise of stock options	—	8
Principal payments for capital lease	(41)	—
Proceeds from revolving loan facility	—	750
Costs related to private placements	—	(307)
Net cash provided by (used in) financing activities	(41)	4,451
Increase (decrease) in cash	(217)	1,448
Cash at beginning of year	2,035	587
Cash at end of year	$1,818	$2,035

Supplement disclosures of cash flow information:
Cash paid during the year for interest	$67	$126

Non-cash investing and financing:
Costs related to private placements incurred by issuance of placement agent warrants	$—	$443
Settlement of liabilities with restricted stock and stock options	51	—
Property and equipment purchased with common stock	1,581	—
Acquisition of equipment under capital leases	552	—
Preferred stock conversion and warrant exchange	3,057	—

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 1 - The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud managed video services and the only “pure play” service provider in the video space.  We are dedicated to exclusively providing hosted or managed services to the enterprise users of video conferencing and telepresence, and not making, selling or reselling hardware or software solutions for video. Our services, delivered via our cloud-based OpenVideo™ platform, are securely accessible via any network (private or public) and are technology-agnostic. The Company pursues its recurring revenue business model by delivering services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.

Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. The Company maintains multiple strategic partnerships that are core to its global go to market strategy.

Glowpoint, a Delaware corporation, was formed in May 2000.  The Company operates in one segment and therefore segment information is not presented.

In September 2010, we determined that our Integrated Services Digital Network (“ISDN”) resale services no longer fit into our strategic plan.  We entered into an agreement with an independent telecommunications service provider to transfer our customers receiving this service to them, and prospectively we now receive a 15% recurring referral fee for those revenues.  The transfer of the customers was completed in the third quarter of 2011 (see Note 8).

Glowpoint’s services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”). We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies, with Video Network Operations Centers (VNOCs) and Points-of-Presence (PoPs) all over the world.

We offer a complete portfolio of remote monitoring & management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.

All of Glowpoint’s unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company’s name, logo and other information, our live operators answer calls using the other company’s name, and the other company’s end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners. Many strategic global companies in the unified communications industry have recognized Glowpoint’s value to their own sales and marketing efforts.

Glowpoint’s collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services.

Network Services.  In order to provide customers with access to the OpenVideo cloud, Glowpoint maintains a dedicated video overlay network.  With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo cloud or bring bandwidth to OpenVideo datacenters.  Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint’s OpenVideo cloud.

Professional and other services. As with technology hosting and management services, we sought new revenue sources using our network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services.

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

Note 2 - Liquidity, Basis of Presentation and Summary of Significant Accounting Policies

Liquidity

For the year ended December 31, 2011, we had net income attributable to common stockholders of $369,000 and a positive cash flow from operations of $752,000.  At December 31, 2011, we had $1,818,000 of cash, positive working capital of $477,000 and an accumulated deficit of $164,699,000.  We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital.  In June 2011, the Company issued shares of common stock, in lieu of cash, as consideration for the purchase of assets pursuant to the terms of a purchase agreement.  In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 7) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,072,000 as of December 31, 2011.  The Revolving Loan Facility matures in June 2012.  In addition to our financing activity, we also amended the terms of our Series A-2 Preferred Stock and created a Series B Preferred Stock, which does not pay dividends until January 2013.  We also reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, the 2010 Private Placements (as defined in Note 15), our Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2013.  There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us.  If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2011 and 2010 or during the years then ended.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011 that effect us.

Revenue Recognition

Revenue billed in advance for monitoring and management services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship.  Revenue related to professional services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.”  Revenues derived from other sources are recognized when services are provided or events occur.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure.  For the year ended December 31, 2011, we included taxes of $1,639,000 in revenues and we included taxes of $1,512,000 in network and infrastructure costs.  For the year ended December 31, 2010, we included taxes of $1,912,000 in revenues and we included taxes of $1,791,000 in network and infrastructure costs.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value.  For the years ended December 31, 2011 and 2010, no impairment losses were recorded except for the amount discussed below under capitalized software costs.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software.  All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.”  Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years.  Software costs that do not meet capitalization criteria are expensed as incurred.  For the year ended December 31, 2011, we capitalized internal use software costs of $800,000 and we amortized $369,000 and of these costs.  During 2011, we recorded an impairment loss of $23,000 for certain costs previously capitalized.  For the year ended December 31, 2010, we capitalized internal use software costs of $390,000 and we amortized $239,000 of these costs.  In 2010, no impairment losses were recorded.

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

Earnings or Loss per Share

Earnings or loss per share is calculated by dividing net earnings (loss) attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.  Diluted earnings or loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

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

Treasury Stock

In March 2010, the Company cancelled 391,000 shares of common stock that had been previously acquired by the Company and such cancellation has been recorded in the consolidated statement of stockholders’ equity at $1,383,000.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Prepaid maintenance contracts	$146	$164
Deferred installation costs	54	55
Prepaid insurance	34	45
Prepaid rent	0	29
Other prepaid expenses	96	84
	$330	$377

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010	Estimated Useful Life
Network equipment and software (see Note 21)	$11,173	$8,982	3 to 5 Years
Computer equipment and software	2,736	2,619	3 to 4 Years
Collaboration equipment	1,517	1,517	5 Years
Leasehold improvements	336	237	Note A
Office furniture and equipment	556	554	5 Years
	16,318	13,909
Accumulated depreciation and amortization	(11,580)	(10,761)
	$4,738	$3,148

Note A – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $1,436,000 and $1,078,000 for the years ended December 31, 2011 and 2010, respectively.

Note 5 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. We have been proactively contacting various taxing authorities and voluntarily disclosing potential tax liabilities, and have continually revised what sales taxes and regulatory fees are applicable to our business.  The settlement terms from this voluntarily disclosure program, all of which are subject to audit, have resulted in paying significantly less than the total amounts accrued due to, among other things, offsets allowed, the avoidance of penalties, and contracting for limited look-back periods.

A summary of accrued sales taxes and regulatory fees as of, and changes during the years ended December 31, 2011 and 2010 (in thousands):

Accrued sales taxes and regulatory fees
January 1, 2010	$1,083
Collections, net of remittances	270
Settlement payments to taxing authorities	(614)
December 31, 2010	739
Collections, net of remittances	105
Settlement payments to taxing authorities	(85)
Refunds to customers	(325)
December 31, 2011	$434

Note 6 - Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrued compensation	$597	$511
Accrued severance costs (Note 22)	110	470
Accrued communication costs	235	299
Accrued professional fees	22	21
Other accrued expenses	60	51
	$1,024	$1,352

Note 7 – Revolving Loan Facility

On June 16, 2010, the Company entered into a Loan and Security Agreement (as amended, the “Revolving Loan Facility”) with Silicon Valley Bank (“SVB”) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes.  The Revolving Loan Facility matures on June 15, 2012.  The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of December 31, 2011, we had unused borrowing availability of $2,072,000.  Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%.  The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed.  The SVB Prime Rate was 4% as of December 31, 2011.  The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property.  The Revolving Loan Facility contains a number of financial covenants, including without its limitation, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility.  At December 31, 2011, we were in compliance with the covenants, as defined, set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $28,000 as of December 31, 2011.  The financing costs for the Revolving Loan Facility are being amortized over the 12- to 24-month period through the maturity date of the Revolving Loan Facility.  During the year ended December 31, 2011, the amortization of financing costs was $62,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 8 – Discontinued Operations

Our ISDN resale services no longer fit into our overall strategic plan.  In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers, and going forward the Company will receive a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service.  Such amounts totaled approximately $12,000 and $0 for the years ended December 31, 2011 and 2010, respectively.  The only remaining assets of the ISDN resale services are the receivables for services provided prior to the transfer, and the Company will retain and collect these accounts.  The transfer of the customers was completed in the third quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.

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

Revenues from the ISDN resale services, reported as discontinued operations, for the years ended December 31, 2011 and 2010 were $81,000 and $620,000, respectively.  Net income from the ISDN resale services, reported as discontinued operations, for the years ended December 31, 2011 and 2010 were $28,000 and $112,000, respectively.  The assets and liabilities from the ISDN resale services, reported as net current (liabilities)/assets of discontinued operations, as of December 31, 2011 and 2010 were ($50,000) and $15,000, respectively.  No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 9 – Earnings or Loss Per Share

For the year ended December 31, 2011, diluted earnings per share includes 93,000 shares of common stock associated with outstanding options and warrants, 235,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 836,000 shares of unvested restricted stock.

Diluted loss per share for the year ended December 31, 2010 is the same as basic loss per share due to the net loss in each of the respective periods and the following potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive (in thousands):

December 31,
2010
Series A-2 Preferred Stock	2,648
Warrants	712
Options	1,260
Unvested restricted stock	689
5,309

Note 10 - Interest Expense, Net

The components of interest expense, net for the years ended December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Interest expense:
Revolving Loan Facility	$46	$24
Interest expense for capital lease	7	—
Other interest expense	14	102
Interest (income) expense, net	$67	$126

Note 11 – Preferred Stock

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

In connection with the A-2 Conversion, the Company entered into a Series B Preferred Consent and Exchange Agreement dated August 3, 2011 with the holder of the Series B Preferred Stock, which provided for the issuance of 100 shares of a new Series B-1 Preferred Stock in exchange for cancelling all of the issued and outstanding Series B Preferred Stock.  As a result of the exchange, there are currently 100 shares of Series B-1 Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2011, there are: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 94 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fairvalue of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock, currently $3.00, is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 12 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2011 and 2010, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2010	290	$1.52
Granted	631	2.36
Vested	(66)	1.92
Forfeited	(166)	2.02
Unvested restricted shares outstanding, December 31, 2010	689	$2.13
Granted	335	2.16
Vested	(98)	1.68
Forfeited	(90)	2.52
Unvested restricted shares outstanding, December 31, 2011	836	$2.15

Restricted stock compensation expense is allocated as follows for the year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Global managed services	$28	$21
Sales and marketing	26	13
General and administrative	114	264
	$168	$298

The remaining unrecognized stock-based compensation expense for restricted stock at December 31, 2011 was $1,443,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $1,113,000 will be amortized over a weighted average period of 7.7 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2011 was diminimus.  There was no tax benefit recognized for stock-based compensation for the year ended December, 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 13 – Warrants

In August 2011, certain holders of the Company’s warrants elected to convert 679,000 warrants, at fair value, into 360,000 shares of common stock of the Company (the “Warrant Conversion”).

A summary of warrants granted, exercised, exchanged, forfeited and outstanding as of, and changes made during, the year ended December 31, 2011, is presented below (warrants in thousands):

	Warrants	Weighted Average Exercise Price
Warrants outstanding, January 1, 2010	866	$3.88
Granted	295	2.53
Exercised	(39)	1.60
Forfeited	(410)	6.44
Warrants outstanding, December 31, 2010	712	$1.98
Granted	—
Exercised	(679)	2.00
Forfeited	—
Warrants outstanding, December 31, 2011	33	$1.60

All of our outstanding warrants as of December 31, 2011 are exercisable with an exercise price of $1.60 and have an expiration date of November 25, 2013.

Note 14 – Stock Options

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

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the years ended December 31, 2011 and 2010:

	2011	2010
Risk free interest rate	2.0%	2.3%
Expected option lives	5 Years	5 Years
Expected volatility	117.3%	112.3%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average exercise price	$2.25	$2.42
Weighted average grant date fair value of options	$1.84	$1.91

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

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (as amended ,the “2007 Plan”), 3,010,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of ISOs to employees. Non-qualified stock options (“NQSOs”) may be granted to employees, directors and consultants.  As of December 31, 2011, options to purchase a total of 296,000 shares of common stock were outstanding and 1,808,000 shares of common stock remained available for future issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”), that was terminated in June 2010, 1,100,000 shares of common stock had been reserved for issuance thereunder. The 2000 Plan provided for the grant of ISOs to employees or employees of our subsidiaries. NQSOs could have been granted to employees, directors and consultants.  As of December 31, 2011, options to purchase a total of 453,000 shares of common stock were outstanding under the 2000 Plan.

Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of December 31, 2011 and 2010, is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2010	1,177	$3.36	728	$4.32
Granted	303	2.42
Exercised	(11)	1.52
Expired	(4)	22.00
Forfeited	(205)	2.68
Options outstanding, December 31, 2011	1,260	$3.19	848	$3.72
Granted	14	2.25
Exercised (Note A)	(154)	1.62
Expired	(31)	16.29
Forfeited	(339)	3.30
Options outstanding, December 31, 2011	750	$2.90	570	$3.12

Shares of common stock available for future grant under Company plans	1,808

Note A –Due to cashless exercises, 39,000 common shares were received from the exercise of 154,000 options.

Additional information as of December 31, 2011 was as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.80 – 1.60	165	6.0	$1.44	118	$1.39
1.64 – 2.00	168	6.7	1.84	142	1.84
2.04 – 2.60	232	6.7	2.39	146	2.32
2.64 – 4.76	128	3.9	4.29	107	4.59
5.08 – 22.00	57	2.3	9.21	57	9.21
$0.80 – 22.00	750	5.7	$2.90	570	$3.12

A summary of nonvested options as of, and changes during the years ended December 31, 2011 and 2010, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2010	449	$1.35
Granted	303	1.91
Vested	(186)	1.42
Forfeited	(154)	1.56
Nonvested options outstanding, December 31, 2011	412	$1.65
Granted	14	1.84
Vested	(139)	1.38
Forfeited	(107)	1.90
Nonvested options outstanding, December 31, 2011	180	$1.72

Stock option compensation expense was allocated as follows for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Global managed services	$36	$103
Sales and marketing	9	41
General and administrative	21	72
	$66	$216

The intrinsic value of vested options at December 31, 2011 and 2010 was $205,000 and $350,000, respectively.  The intrinsic value of unvested options at December 31, 2011 and 2010 was $50,000 and $176,000, respectively.

The remaining unrecognized stock-based compensation expense for options at December 31, 2011 was $217,000, of which $197,000, representing 95,000 shares, will only be expensed upon a “change in control” and the remaining $20,000 will be amortized over a weighted average period of six months.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2011 was diminimus.  There was no tax benefit recognized for stock-based compensation for the year ended December 31, 2010.  No compensation costs were capitalized as part of the cost of an asset.

Note 15 – 2010 Private Placements

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

Financial Advisor and Legal Fees

In connection with the 2010 Private Placements, we paid legal fees of $27,000 and paid financial advisory fees of $280,000.  We issued financial advisory warrants to purchase 295,000 shares of common stock at an exercise price of $2.53 per share and exercisable for a period of five years (the “2010 Financial Advisor Warrants”).  We accounted for the issuance of the 2010 Financial Advisor Warrants at fair value. The $443,000 estimated fair value of the 2010 Financial Advisor Warrants, determined using the Black-Scholes option valuation model using the assumptions shown in Note 14, was charged to Additional Paid in Capital “Costs related to 2010 Private Placements” and credited to Additional Paid in Capital “Warrants issued in connection with 2010 Private Placements.”

Note 16 - Income Taxes

We had no tax provision for the years ended December 31, 2011 and 2010.  Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2011 and 2010 as shown in the following table (in thousands):

	2011	2010
U.S. federal income taxes at the statutory rate	$126	$(905)
State taxes, net of federal effects	18	(133)
Nondeductible expenses	13	12
Stock-based compensation	59	600
Expired net operating loss carry-forwards	32,984	536
Other	(96)	31
Change in valuation allowance	(33,104)	(141)
	$—	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 is presented below (in thousands):

Deferred tax assets:	2011	2010
Tax benefit of operating loss carry forward	$16,469	$49,072
Reserves and allowances	120	156
Accrued expenses	258	217
Goodwill	317	373
Warrants issued for services	—	445
Equity based compensation	542	469
Fixed assets	16	94
Total deferred tax assets	17,722	50,826

Deferred tax liability	—	—
Deferred tax assets and liability, net	17,722	50,826
Valuation allowance	(17,722)	(50,826)
Net deferred tax assets	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2011, we determined that an “ownership change” had occurred in 2008 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change.  As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $33 million of tax benefit associated with the NOL carryforwards.  At December 31, 2011 we had accumulated NOL carryforwards of $39,927,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2030.  At December 31, 2011, we had accumulated NOL carryforwards of $57,878,000 available to offset future state taxable income which expire in various amounts from 2017 through 2030.  If it is determined that there is a subsequent ownership change in the future, the utilization of the Company’s NOL carryforwards may be further limited.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2011 and 2010.

The federal and state tax returns for the years ending December 31, 2010, 2009 and 2008 are currently open and the tax return for the year ended December 31, 2011 will be filed by September 2012.

Note 17 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. The plan is currently non-contributory on our part.  Employer contributions to the 401(k) plan for the years ended December 31, 2011 and 2010 were $0 and $38,000, respectively.

Note 18 – Related Party Transactions

The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

Related party Video Services revenue for the year ended December 31, 2011 and 2010 were $296,000 and $317,000, respectively.  The accounts receivable for this company was $42,000 as of December 31, 2011.

One of our directors currently provides general corporate strategy and management consulting services to the Company under a Consulting Agreement entered into as of September 1, 2010 (the “Consulting Agreement”). The Company pays this individual director $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. The term of the engagement is month-to-month.

Also, the Company receives financial advisory services from a firm where one of the principals is a shareholder of Glowpoint.  Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties.

Related party financial advisory fees for the year ended December 31, 2011 and 2010 were $144,000 and $210,000, respectively.  As of December 31, 2011, there was no accounts payable for this firm.

Note 19 – Major Customers

Major customers are those customers / wholesale partners that account for more than 10% of revenues.  For the year ended December 31, 2011, 24.6% of revenues were derived from two major customers and the accounts receivable from these major customers represented 21.5% of total accounts receivable as of December 31, 2011.  For the year ended December 31, 2010, 19.5% of revenues were derived from one major customer and the accounts receivable from this major customer represented 22.3% of total accounts receivable as of December 31, 2010.  The loss of these customers would have a material adverse affect on the Company’s operations.

Note 20 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2014.  Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.  Lease payments for the year ended December 31, 2011 were $500,000.  Lease payments for the year ended December 31, 2010 were $412,000.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012	$441
2013	366
2014	31
$838

Capital Lease Obligation

The Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases.  Depreciation expense on the equipment under the capital leases as of December 31, 2011 and 2010 was $51,000 and $0, respectively.  Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2012	$199	$22	$177
2013	200	13	187
2014	150	3	147
	$549	$38	$511

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

Note 21 – Asset Purchase Agreement

On June 30, 2011, the Company issued 769,000 shares of common stock as consideration for the purchase of assets pursuant to the terms of a purchase agreement.  The assets acquired are equipment used primarily in the delivery and management of hosted video bridging and help desk and concierge services and are classified as property and equipment on the accompanying consolidated balance sheet.  The total number of shares was based on consideration equal to $1,581,000 using the common stock’s 30-day trailing volume-weighted average price for the period ended June 28, 2011 (the “VWAP”).  This transaction did not meet the requirements of a business combination and therefore was accounted for as an asset purchase with the fair value of the assets purchased equal to the consideration given.  The equipment will be depreciated on a straight line basis over five years.

Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP.  This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings.  As of December 31, 2011, there was no derivative liability.

Note 22 – Management Changes and Other Severance

In July 2010, the Board of Directors (the “Board”) of the Company effected a termination without cause of David W. Robinson, its Co-Chief Executive Officer, General Counsel and Executive Vice President of Business Development.

Effective July 29, 2010, Mr. Robinson voluntarily resigned as a member of the Board.   Mr. Robinson did not resign because of any disagreement with the Company, nor was he removed for cause from the Board.  Pursuant to the terms of the Employment Agreement between Glowpoint and Mr. Robinson dated May 1, 2006 (as amended,  the “Employment Agreement”) and the Separation Agreement between the Company and Mr. Robinson effective as of August 6, 2010, Mr. Robinson is entitled to receive cash payments totaling approximately $265,000 and other severance benefits (e.g., grants of new restricted stock, reimbursement of medical insurance premiums and an extension to exercise vested options) valued at approximately $152,000. These costs were included in general and administrative costs in 2010.   As of December 31, 2011 and 2010, $0 and $185,000, respectively, of unpaid severance related expenses were included as accrued expenses in the consolidated balance sheets for Mr. Robinson.

On November 30, 2010, John McGovern was appointed as the Company’s Executive Vice President and Chief Financial Officer replacing Mr. Heinen, the Company’s previous Chief Financial Officer.  Pursuant to the terms of the Separation Agreement between the Company and Mr. Heinen effective as of December 27, 2010, Mr. Heinen is entitled to receive cash payments totaling approximately $216,000 and other severance benefits (e.g., accelerated vesting of restricted stock and options and reimbursement of medical insurance premiums) valued at approximately $49,000.    These costs were included in general and administrative costs.   As of December 31, 2011 and 2010, $0 and $265,000, respectively, of unpaid severance related expenses were included as accrued expenses in the consolidated balance sheets for Mr. Heinen.

In 2011 and 2010, the Company effected terminations of certain employees which entitled them to receive cash payments and other severance benefits (e.g., reimbursement of medical insurance premiums).  As of December 31, 2011 and 2010, $110,000 and $20,000, respectively, of unpaid severance related expenses were included as accrued expenses in the consolidated balance sheets for these employees.