Form 10-Q
period 2012-03-31
GLOWPOINT, INC.
filed 2012-05-10
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of May 7, 2012 was 25,788,407.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$2,049	$1,818
Accounts receivable, net of allowance for doubtful accounts of $146 and $147, respectively	2,563	2,520
Prepaid expenses and other current assets	281	330
Total current assets	4,893	4,668
Property and equipment, net	4,385	4,738
Other assets	31	59
Total assets	$9,309	$9,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facility	$750	$750
Current portion of capital lease	180	177
Accounts payable	1,122	1,382
Accrued expenses	864	1,024
Accrued sales taxes and regulatory fees	537	434
Customer deposits	167	139
Net current liabilities of discontinued operations	—	50
Deferred revenue	203	235
Total current liabilities	3,823	4,191
Long term liabilities:
Capital lease, less current portion	288	334
Total long term liabilities	288	334
Total liabilities	4,111	4,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, liquidation value of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 94 and 94 shares issued and outstanding at March 31, 2012 and December 31, 2011 recorded at fair value, respectively, liquidation value of $704	297	297
Common stock, $.0001 par value;150,000,000 shares authorized; 25,685,750 and 25,180,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	159,425	159,339
Accumulated deficit	(164,527)	(164,699)
Total stockholders’ equity	5,198	4,940
Total liabilities and stockholders’ equity	$9,309	$9,465

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$6,746	$6,981

Operating expenses:
Network and infrastructure	2,076	2,412
Global managed services	1,696	1,894
Sales and marketing	986	921
General and administrative	1,350	1,407
Depreciation and amortization	440	276
Total operating expenses	6,548	6,910
Income from operations	198	71

Interest and other expense:
Interest expense, net	11	18
Amortization of deferred financing costs	15	15
Total interest and other expense, net	26	33
Income from continuing operations	172	38
Loss from discontinued operations	—	(6)
Net income	$172	$32

Net income per share:

Continuing operations	$0.01	$0.00
Discontinued operations	$0.00	$0.00
Basic net income per share	$0.01	$0.00

Continuing operations	$0.01	$0.00
Discontinued operations	$0.00	$0.00
Diluted net income per share	$0.01	$0.00

Weighted average number of common shares:
Basic	24,354	20,674
Diluted	25,718	24,703

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012
(In thousands except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2012	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	$4,940
Net income	—	—	—	—	—	—	—	172	172
Stock-based compensation	—	—	—	—	—	—	79	—	79
Issuance of restricted stock	—	—	—	—	501	—	—	—	—
Exercise of options	—	—	—	—	5	—	7	—	7
Balance at March 31, 2012	100	$10,000	94	$297	25,686	$3	$159,425	$(164,527)	$5,198

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from Operating Activities:
Net income	$172	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	440	276
Bad debt expense	21	(15)
Amortization of deferred financing costs	15	15
Loss on disposal of equipment	11	—
Stock-based compensation	79	77
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(64)	(213)
Prepaid expenses and other current assets	49	(91)
Other assets	12	(1)
Accounts payable	(259)	168
Accrued expenses, sales taxes and regulatory fees	(57)	(351)
Customer deposits	28	(69)
Deferred revenue	(32)	28
Net cash provided by (used in) operating activities – continuing operations	415	(144)
Net cash (used in) provided by operating activities - discontinued operations	(50)	41
Net cash provided by (used in) operating activities	365	(103)

Cash flows from Investing Activities:
Proceeds from sale of equipment	11	—
Purchases of property and equipment	(109)	(441)
Net cash used in investing activities	(98)	(441)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	7	—
Principal payments for capital lease	(43)	—
Net cash provided by financing activities	(36)	—
Increase (decrease) in cash and cash equivalents	231	(544)
Cash at beginning of period	1,818	2,035
Cash at end of period	$2,049	$1,491

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$11	$18

Non-cash investing and financing activities:
Settlement of liabilities with restricted stock and stock options	$—	$48

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 - Basis of Presentation

The Business
Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud managed video services and a “pure play” service provider in the video space. We are dedicated to exclusively providing hosted or managed services to the enterprise users of video conferencing and telepresence, and not making, selling or reselling hardware or software solutions for video. Our services, delivered via our cloud-based OpenVideo™ platform, are securely accessible via any network (private or public) and are technology-agnostic. The Company pursues its recurring revenue business model by delivering services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.
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
Glowpoint's services are categorized as follows:

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
All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts.
Glowpoint's collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services.

Network Services. In order to provide customers with access to the OpenVideo™ cloud, Glowpoint maintains a dedicated video overlay network. With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo™ cloud or bring bandwidth to OpenVideo™ datacenters. Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint's OpenVideo™ cloud.

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
Liquidity
For the three months ended March 31, 2012, we had net income of $172,000 and a positive cash flow from operations of $365,000. As of March 31, 2012, we had $2,049,000 of cash, positive working capital of $1,070,000 and an accumulated deficit of $164,527,000. In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 10) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $1,626,000 as of March 31, 2012. The Revolving Loan Facility matures in June 2012 and the Company is currently in renewal discussions. In addition, pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will not be obligated to pay dividends until January 2013. We also reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least June 30, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.
Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012, and the results of operations for the three months ended March 31, 2012 and 2011, the statement of stockholders’ equity for the three months ended March 31, 2012 and the statement of cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission with our Form 10-K on March 8, 2012 (the “Audited 2011 Financial Statements”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our wholly-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

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
See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion on the estimates and judgments necessary in the Company’s accounting for the allowance for doubtful accounts, financial instruments, concentration of credit risk, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.
Accounting Standards Updates
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that are of material significance, or have potential material significance to the Company.
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
Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure. For the three months ended March 31, 2012 and 2011, we included taxes of $403,000 and $431,000, respectively, in revenues and we included taxes of $392,000 and $409,000, respectively, in network and infrastructure costs.
Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2012 and 2011, no impairment losses were recorded.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2012 and 2011, we capitalized internal use software costs of $84,000 and $125,000, respectively, and we amortized $140,000 and $61,000, respectively, of these costs. During the three months ended March 31, 2012 and 2011, no impairment losses were recorded.

Note 3 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at March 31, 2012 and 2011 was $369,000 and $141,000, respectively. Options exercised during the three months ended March 31, 2012 and 2011 were 5,000 and 60,000, respectively.
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	0.9%	2.1%
Expected option lives	5 Years	5 Years
Expected volatility	111.3%	117.4%
Estimated forfeiture rate	10%	10%
Expected dividend yields	None	None
Weighted average grant date fair value of options	$2.37	$1.87

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
A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the three months ended March 31, 2012 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	750	$2.90	570	$3.12
Granted	1,105	3.20
Exercised	(5)	1.70
Expired	(3)	17.60
Forfeited	(15)	1.97
Options outstanding, March 31, 2012	1,832	$3.07	598	$2.98

Stock option compensation expense is allocated as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Global managed services	$3	$19
Sales and marketing	1	6
General and administrative	18	8
	$22	$33

The remaining unrecognized stock-based compensation expense for options at March 31, 2012 was $2,814,000, of which $2,339,000, representing 1,000,000 options, will only be expensed upon a “change in control” and the remaining $475,000 will be amortized over a weighted average period of approximately 2.2 years.
The tax benefit recognized for stock-based compensation for the three months ended March 31, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2011. No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2012, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2012	836	$2.15
Granted	501	3.01
Vested	(72)	2.05
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2012	1,265	$2.50

Restricted stock compensation expense is allocated as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Global managed services	$6	$10
Sales and marketing	14	2
General and administrative	37	32
	$57	$44

The remaining unrecognized stock-based compensation expense for restricted stock at March 31, 2012 was $2,893,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $2,563,000 will be amortized over a weighted average period of 9.0 years.
The tax benefit recognized for stock-based compensation for the three months ended March 31, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2011. No compensation costs were capitalized as part of the cost of an asset.
Note 5 – Warrants
There were no warrants granted, exercised, exchanged or forfeited during the three months ended March 31, 2012. There were 33,000 warrants outstanding as of March 31, 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 6 – Earnings Per Share
Earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants. For the three months ended March 31, 2012, diluted earnings per share included 181,000 shares of common stock associated with outstanding options and warrants, 235,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,265,000 shares of unvested restricted stock.
For the three months ended March 31, 2011, diluted earnings per share included 1,790,000 shares of common stock associated with outstanding options and warrants, 2,648,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 695,000 shares of unvested restricted stock.

Note 7 – Preferred Stock
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2012, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 94 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $3.00 conversion price of the convertible preferred stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 8 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2017. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2012 and 2011 were $128,000 and $124,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012 remaining	$374
2013	496
2014	167
2015	140
2016	145
2017	87
$1,409

Capital Lease Obligation
In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the three months ended March 31, 2012 and 2011 was $29,000 and $0, respectively. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2012 remaining	150	16	134
2013	200	13	187
2014	150	3	147
	$500	$32	$468
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

Note 9 – Major Customers
Major customers are those customers / wholesale partners that account for more than 10% of revenues. For the three months ended March 31, 2012, approximately 38% of revenues were derived from three major wholesale partners and the accounts receivable from these major partners represented approximately 45% of total accounts receivable as of March 31, 2012. For the three months ended March 31, 2011, approximately 28% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 32% of total accounts receivable as of March 31, 2011. The loss of these partners would have a material adverse affect on the Company’s operations.

Note 10 – Revolving Loan Facility
On June 16, 2010, the Company entered into a Loan and Security Agreement (as amended, the “Revolving Loan Facility”) with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes. The Revolving Loan Facility matures on June 15, 2012 and the Company is currently in renewal discussions. The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of March 31, 2012, we had unused borrowing availability of $1,626,000. Outstanding principal amounts under the Revolving Loan Facility bear interest at a floating rate per annum equal to Prime Rate as announced by SVB plus two percent (2%), payable monthly in arrears, subject to a minimum interest rate of 6%. The Company is also obligated to pay minimum monthly interest of $3,750 regardless of the amount borrowed. The SVB Prime Rate was 4% as of March 31, 2012. The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property. The Revolving Loan Facility contains a number of financial covenants, including, but not limited to, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility. At March 31, 2012, we were in compliance with the covenants, as defined, set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $12,000 as of March 31, 2012. The financing costs for the Revolving Loan Facility are being amortized over the 12- to 24-month period through the maturity date of the Revolving Loan Facility. During the quarters ended March 31, 2012 and 2011, the amortization of financing costs was $15,000 and was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 11 – Discontinued Operations
Our ISDN resale services no longer fit into our overall strategic plan. In September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers, and the Company receives a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service. Such amounts were diminimus for the three months ended March 31, 2012 and 2011. The transfer of the customers was completed in the third quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.
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
Revenues from the ISDN resale services, reported as discontinued operations, for the three months ended March 31, 2011 were $51,000. Net loss from the ISDN resale services, reported as discontinued operations, for the three months ended March 31, 2011 was $6,000. The assets and liabilities from the ISDN resale services, reported as net current liabilities of discontinued operations, as of March 31, 2011 were $26,000. No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 12 – Related Party Transactions
The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party Video Services revenue for the three months ended March 31, 2012 and 2011 were $66,000 and $80,000, respectively. The accounts receivable for this company was $43,000 as of March 31, 2012.
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
Also, the Company receives financial advisory services from a firm where one of the principals is a shareholder of Glowpoint. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party financial advisory fees for the three months ended March 31, 2012 were $36,000. There were no such related party amounts for the three months ended March 31, 2011. As of March 31, 2012, there was no accounts payable for this firm.
Note 13 – Asset Purchase Agreement
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
Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP. This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings. As of March 31, 2012, there was no derivative liability.

Note 14 – Subsequent Events
Preferred Stock Conversion

In April 2012, a holder of the Company's Series A-2 Preferred Stock elected to convert 41 shares of Series A-2

Preferred Stock into 103,000 shares of common stock of the Company at the original conversion price. Each of the Series A-2 Preferred Stock shares was exchanged for 2,500 shares of common stock, pursuant to the terms of the Series A-2 Preferred Stock Certificate of Designation.

Management Changes

In April 2012, John R. McGovern, the Company’s Executive Vice President and Chief Financial Officer, notified the Company that he was resigning effective May 11, 2012 in order to pursue other business opportunities. His resignation was not the result of any disagreement on any matter relating to the Company’s financial reporting or accounting practices. In accordance with the terms of the employment agreement entered into on December 23, 2010 by Mr. McGovern and the Company, Mr. McGovern is not entitled to receive any severance payments and all restricted stock previously granted to Mr. McGovern will be forfeited to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2011 as filed with the Commission with our Annual Report on Form 10-K filed on March 8, 2012.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.
Overview
Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a leading provider of cloud managed video services and a “pure play” service provider in the video space. We are dedicated to exclusively providing hosted or managed services to the enterprise users of video conferencing and telepresence, and not making, selling or reselling hardware or software solutions for video. Our services, delivered via our cloud-based OpenVideo™ platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company pursues its recurring revenue business model by delivering services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. Glowpoint's managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support, while increasing the return on investment (ROI) of its end users' video equipment by providing seamless access to video equipment outside of their immediate enterprise network.
Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. The Company maintains multiple strategic partnerships that are core to its global go to market strategy.

Glowpoint's solutions are hardware-agnostic (e.g., the video equipment may be manufactured by Cisco,

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
Glowpoint's core value proposition for customers includes the enablement of integration of their video deployment into the unified communications environment, allowing wide adoption and usage of video communications, increasing ROI and lowering the total cost of ownership. With its multi-tenant infrastructure in the cloud, Glowpoint provides an alternative to capital-intensive, premise-based infrastructure, which customers traditionally have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of video communications throughout their business. Glowpoint is a leader in managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enable organizations to drive adoption.
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
Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed - and although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, LifeSize or any other HD video solution, for example, may all take advantage of the Glowpoint OpenVideo™ cloud regardless of their choice of network. Glowpoint's core services are offered as part of OpenVideo™ to generate monthly recurring revenue for the Company.
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
Glowpoint's services are categorized as follows:
Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)
We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies, with Video Network Operations Centers (VNOCs) and Points-of-Presence (PoPs) all over the world. Glowpoint considers its suite of cloud managed video services to be its core offering and driver of profitable growth.
We offer a complete portfolio of remote monitoring & management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.
All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities, branding various services for multiple strategic global partners. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts.
Glowpoint's collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services.

Network Services

In order to provide customers with access to the OpenVideo™ cloud, Glowpoint maintains a dedicated video overlay network. We have partnered with Tier 1 MPLS providers, including Global Crossing, Masergy, XO, Qwest, TATA, PCCW and Verizon Business, to provide a global access footprint with flexible options to consume our suite of OpenVideo™ services. Our OpenVideo™ cloud is also connected to the Equnix Ethernet Carrier Exchange to provide native Layer 2 Ethernet services to enterprise customers.

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

With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo™ cloud or bring bandwidth to OpenVideo™ datacenters. Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint's OpenVideo™ cloud. However, Glowpoint does not consider this a core driver or measurement of its market share in the cloud managed video service industry.

Professional and other services
As with technology hosting and management services, we sought new revenue sources using our network and video engineering capabilities. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing equipment makes our video engineers a valuable resource for manufacturers on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services. Glowpoint provides professional services to its partners and customers for custom solutions but does not consider this a core driver or measurement of its market share in the cloud managed video service industry.
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

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended March 31, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in of our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011, as filed with the Commission with our Annual Report on Form 10-K filed on March 8, 2012.

Results of Operations
Three Months Ended March 31, 2012 (“2012 Period”) compared to Three Months Ended March 31, 2011 (“2011 Period”)
Revenue. Total revenue decreased $235,000, or 3.4%, in the 2012 Period to $6,746,000 from $6,981,000 in the 2011 Period. The following are the changes in the components of our revenue:

•
Revenue for Managed Services Combined, which represents subscription (monitoring and management) services generally tied to contracts of 12 months or more and usage based collaboration services, increased 5.1% to $3,297,000 in the 2012 Period, from $3,137,000 in the 2011 Period. Revenue for Managed Services Combined accounted for 48.9% of our total revenue in the 2012 Period compared to 44.9% for the 2011 Period. The increase in revenue for Managed Services Combined was primarily attributable to new customer acquisitions.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased 10.6% to $3,140,000 in the 2012 Period from $3,511,000 in the 2011 Period. Revenue for network services accounted for 46.5% of total revenue in the 2012 Period compared to 50.3% for the 2011 Period. The decrease in revenue for network services was primarily attributable to either customers' disconnecting or reducing their portfolio of Glowpoint services.

•
Revenue for professional and other services, which represent non-recurring services, decreased 7.2% to $309,000 in the 2012 Period from $333,000 in the 2011 Period. Revenue for professional and other services accounted for 4.6% of revenue in the 2012 Period compared to 4.8% for the 2011 Period. The decrease in revenue for professional and other services was primarily attributable to a reduction in non-recurring services for onetime professional service engagements.

	Three Months Ended March 31, (in thousands)
	2012	2011	Increase (Decrease)	% Change
Revenue
Managed Services Combined	$3,297	$3,137	$160	5.1%
Network services	3,140	3,511	(371)	(10.6)
Professional and other services	309	333	(24)	(7.2)
Total revenue	$6,746	$6,981	$(235)	(3.4)%

Network and Infrastructure Expenses. Network and infrastructure expenses decreased by 13.9% to $2,076,000 in the 2012 Period from $2,412,000 in the 2011 Period. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers. The decrease was primarily attributed to customers' disconnecting or reducing their portfolio of Glowpoint revenues and the achievement of cost efficiencies.
Global Managed Services Expenses. Global managed services expenses decreased 10.5% to $1,696,000 in the 2012 Period from $1,894,000 in the 2011 Period. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. The decrease was primarily attributed to automation and efficiencies in use of capacity of platform.
Sales and Marketing Expenses. Sales and marketing expenses increased 7.1% to $986,000 in the 2012 Period from $921,000 in the 2011 Period, primarily attributed to investments in expanding the sales force.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, decreased 4.1% to $1,350,000 in the 2012 Period from $1,407,000 in the 2011 Period. The decrease was primarily due to expenses related to the relocation of our new headquarters during the first and second quarters of 2011 as well as a reduction in expenses due to efficiencies.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 59.4% to $440,000 in the 2012 Period from $276,000 in the 2011 Period, due to purchases of property and equipment (as discussed in Note 13 to our consolidated financial statements attached hereto) exceeding the retirements of these assets.
Income from Operations. Income from operations increased by $127,000 in the 2012 Period to $198,000 from $71,000 in the 2011 Period. The primary drivers of the increase were due to a shift in revenue to higher margin managed service revenues and efficiencies.
Interest and Other Expense. Interest and other expense in the 2012 Period was $26,000, which principally reflected $11,000 of interest charges from vendors and $15,000 of the amortization of financing charges related to our revolving loan Facility. Interest and other expense in the 2011 Period was $33,000, which principally reflected $18,000 of interest charges from vendors and $15,000 of the amortization of financing charges related to our Revolving Loan Facility.
Income Taxes. As a result of our historical losses, we recorded no provision for incomes taxes in the 2012 Period and 2011 Period. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.
Income from Continuing Operations. Income from continuing operations increased by $134,000, to $172,000 in the 2012 Period from $38,000 in the 2011 Period due to reduced operating expenses noted above.
Income from Discontinued Operations. Income from discontinued operations increased by $6,000, to $0 in the 2012 Period from a $6,000 loss in the 2011 Period. This increase was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.
Net Income. Net Income increased by $140,000 to $172,000, or $0.01 per basic and diluted share, in the 2012 Period from $32,000, or $0.00 per basic and diluted share, in the 2011 Period. This increase was primarily due to a shift in revenue to higher margin managed service revenues and reduced operating expenses.
Liquidity and Capital Resources
For the three months ended March 31, 2012, we had net income of $172,000 and a positive cash flow from operations of $365,000. As of March 31, 2012, we had $2,049,000 of cash, positive working capital of $1,070,000 and an accumulated deficit of $164,527,000. In June 2010, the Company entered into a Revolving Loan Facility (as discussed in Note 10 to our consolidated financial statements attached hereto) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $1,626,000 as of March 31, 2012. The Revolving Loan Facility matures in June 2012 and the Company is currently in renewal discussions. In addition, pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will not be obligated to pay dividends until January 2013. We also reached settlements regarding a majority of the liability for which we had accrued sales and use taxes and regulatory fees. Based primarily on our efforts to manage costs, our new Revolving Loan Facility, the elimination of dividends until January 2013, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least June 30, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet arrangements.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before depreciation, amortization, interest expense, interest income, sales taxes and regulatory fee expense or benefit, severance and stock-based compensation. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net income from continuing operations is shown below:

	Three Months Ended March 31, (unaudited)
	2012	2011
Income from continuing operations	$172	$38
Depreciation and amortization	440	276
Amortization of financing costs	15	15
Interest expense	11	18
EBITDA	638	347
Stock-based compensation	79	77
Adjusted EBITDA	$717	$424

Inflation
Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 8, 2012. There have been no material changes to these risks during the quarter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

10.1
Form of Stock Option Award Agreement (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference)

10.2
Form of Restricted Stock Award Agreement (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference)

10.3#
Amended and Restated Employment Agreement with Joseph Laezza, dated March 12, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference)

10.4
Board of Directors Compensation Plan, as adopted on March 12, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference)

10.5#*	Amended and Restated Employment Agreement with Michael S. Hubner, dated March 12, 2012
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

GLOWPOINT, INC.
Date: May 10, 2012	By: /s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)
Date: May 10, 2012	By: /s/ John R. McGovern
John R. McGovern, Chief Financial Officer (principal financial and accounting officer)