Form 10-Q
period 2012-06-30
GLOWPOINT, INC.
filed 2012-08-14
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of August 13, 2012 was 25,593,967.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$1,689	$1,818
Accounts receivable, net of allowance for doubtful accounts of $149 and $147, respectively	3,041	2,520
Prepaid expenses and other current assets	382	330
Total current assets	5,112	4,668
Property and equipment, net	4,325	4,738
Other assets	68	59
Total assets	$9,505	$9,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facility	$750	$750
Current portion of capital lease	219	177
Accounts payable	1,369	1,382
Accrued expenses	405	1,024
Accrued sales taxes and regulatory fees	514	434
Customer deposits	167	139
Net current liabilities of discontinued operations	—	50
Deferred revenue	175	235
Total current liabilities	3,599	4,191
Long term liabilities:
Capital lease, less current portion	320	334
Total long term liabilities	320	334
Total liabilities	3,919	4,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively, liquidation value of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 and 94 shares issued and outstanding at June 30, 2012 and December 31, 2011 recorded at fair value, respectively, and liquidation value of $396 and $704, respectively.	167	297
Common stock, $.0001 par value;150,000,000 shares authorized; 25,713,407 and 25,180,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	159,695	159,339
Accumulated deficit	(164,279)	(164,699)
Total stockholders’ equity	5,586	4,940
Total liabilities and stockholders’ equity	$9,505	$9,465

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Revenue	$13,546	$13,935	$6,800	$6,954

Operating expenses:
Network and infrastructure	4,221	4,883	2,145	2,471
Global managed services	3,461	3,873	1,765	1,979
Sales and marketing	1,864	1,824	878	902
General and administrative	2,652	2,688	1,302	1,282
Depreciation and amortization	865	573	425	297
Total operating expenses	13,063	13,841	6,515	6,931
Income from operations	483	94	285	23

Interest and other expense:
Interest expense, net	29	32	18	14
Amortization of deferred financing costs	29	31	14	16
Total interest and other expense, net	58	63	32	30
Income (loss) from continuing operations	425	31	253	(7)
Income from discontinued operations	—	18	—	24
Income before provision for income taxes	425	49	253	17

Provision for income taxes	5	—	5	—
Net income	$420	$49	$248	$17

Net income per share:

Continuing operations	$0.02	$0.00	$0.01	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic net income per share	$0.02	$0.00	$0.01	$0.00

Continuing operations	$0.02	$0.00	$0.01	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted net income per share	$0.02	$0.00	$0.01	$0.00

Weighted average number of common shares:
Basic	24,440	20,714	24,525	20,753
Diluted	25,742	24,594	25,874	24,594

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2012
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2012	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	$4,940
Net income	—	—	—	—	—	—	—	420	420
Stock-based compensation	—	—	—	—	—	—	219	—	219
Issuance of restricted stock	—	—	—	—	536	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(110)	—	—	—	—
Preferred stock conversion	—	—	(41)	(130)	102	—	130	—	—
Exercise of options	—	—	—	—	5	—	7	—	7
Balance at June 30, 2012	100	$10,000	53	$167	25,713	$3	$159,695	$(164,279)	$5,586

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from Operating Activities:
Net income	$420	$49
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	865	573
Bad debt expense	52	(9)
Amortization of deferred financing costs	29	31
Loss on disposal of equipment	10	(12)
Stock-based compensation	219	147
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(573)	(151)
Prepaid expenses and other current assets	(52)	(100)
Other assets	(38)	(43)
Accounts payable	(13)	(444)
Accrued expenses, sales taxes and regulatory fees	(539)	(258)
Customer deposits	28	(85)
Deferred revenue	(61)	39
Net cash provided by (used in) operating activities – continuing operations	347	(263)
Net cash (used in) provided by operating activities - discontinued operations	(50)	40
Net cash provided by (used in) operating activities	297	(223)

Cash flows from Investing Activities:
Proceeds from sale of equipment	11	—
Purchases of property and equipment	(353)	(554)
Net cash used in investing activities	(342)	(554)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	7	—
Principal payments for capital lease	(91)	—
Net cash used in financing activities	(84)	—
Decrease in cash and cash equivalents	(129)	(777)
Cash at beginning of period	1,818	2,035
Cash at end of period	$1,689	$1,258

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$29	$32

Non-cash investing and financing activities:
Settlement of liabilities with restricted stock and stock options	$—	$48
Property and equipment purchased with common stock	$—	$1,581
Acquisition of network equipment under capital lease	$120	$512
Preferred stock conversion	$130	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud managed video services. Our services, delivered via our cloud-based OpenVideo™ platform, are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.
Glowpoint, a Delaware corporation, was formed in May 2000. The Company operates in one segment and therefore segment information is not presented.
Glowpoint's services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”). We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our three Video Network Operations Centers (VNOCs) located in the United States, in California, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The company also maintains Points-of Presence (POP's) that houses the technology and infrastructure along with the servers and database warehousing for the OpenVideo platform and support systems of the business. There are currently three Points-of-Presence (POPs) located in the United States (New Jersey and Chicago) and United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy & UPS (uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed for earthquakes.

We offer a complete portfolio of remote monitoring and management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.
Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities and currently provides branding of its services to six strategic global partners whom serve 147 customers with these services and support from Glowpoint through their unique brands. These services account for approximately 37% of Glowpoint's total revenue for the six months ended June 30, 2012. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts. These strategic partnerships are core to the company's global sales strategy.
Glowpoint's collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services. Through our extensive partnerships, OpenVideo™ customers can also have business-to-business connectivity across other service providers platforms.

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

Professional and other services. With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing vendors' equipment makes our video engineers a valuable resource for manufacturers, partners and end users on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services.
We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition and event services. Customers have used our managed video services during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard or high definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the professional football and basketball drafts. ESPN has used our service for interviews from team locations with coaches, players and analysts during their coverage. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD. This offering provides two-way HD video communication for content acquisition from remote locations. Glowpoint now provides a full suite of HD solutions for the broadcast, entertainment and media industry and is considered a high-quality alternative to the traditional means of acquiring content in many applications, including interviews and even full motion video.
Liquidity
For the six months ended June 30, 2012, we had net income of $420,000 and a positive cash flow from operations of $297,000. As of June 30, 2012, we had $1,689,000 of cash, positive working capital of $1,513,000 and an accumulated deficit of $164,279,000. In June 2012, the Company renewed its Revolving Loan Facility (as discussed in Note 10) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,662,000 as of June 30, 2012. The Revolving Loan Facility matures in June 2014. Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will be obligated to pay dividends commencing on January 1, 2013. Based primarily on our efforts to manage costs and our Revolving Loan Facility, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least August 31, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.
Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of June 30, 2012 and for the six and three months ended June 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012, and the results of operations for the six and three months ended June 30, 2012 and 2011, the statement of stockholders’ equity for the six months ended June 30, 2012 and the statement of cash flows for the six months ended June 30,

2012 and 2011. The results for the six and three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission with our Form 10-K on March 8, 2012 (the “Audited 2011 Financial Statements”).

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
See “Summary of Significant Accounting Policies” in the Company’s Audited 2011 Financial Statements for a discussion on the estimates and judgments necessary in the Company’s accounting for the allowance for doubtful accounts, financial instruments, concentration of credit risk, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.
Accounting Standards Updates
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Audited 2011 Financial Statements, that are of material significance, or have potential material significance to the Company.
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
Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure. For the six and three months ended June 30, 2012, we included taxes of $796,000 and $393,000, respectively, in revenues and we included taxes of $764,000 and $372,000, respectively, in network and infrastructure costs. For the six and three months ended June 30, 2011, we included taxes of $846,000 and $415,000, respectively, in revenue and we included taxes of $801,000 and $392,000, respectively, in network and infrastructure costs.
Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the six and three months ended June 30, 2012 and 2011, no impairment losses were recorded.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the six and three months ended June 30, 2012, we capitalized internal use software costs of $161,000 and $77,000, respectively, and we amortized $279,000 and $139,000, respectively, of total software costs. For the six and three months ended June 30, 2011, we capitalized internal use software costs of $197,000 and $72,000, respectively, and we amortized $127,000 and $66,000, respectively, of these costs. During the six and three months ended June 30, 2012 and 2011, no impairment losses were recorded.

Note 3 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at June 30, 2012 and 2011 was $143,000 and $108,000, respectively. Options exercised during the six and three months ended June 30, 2012 were 5,000 and 0, respectively. Options exercised during the six and three months ended June 30, 2011 were 124,000 and 64,000, respectively.
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the six and three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	0.9%	2.1%	0.7%	N/A
Expected option lives	5 Years	5 Years	5 Years	N/A
Expected volatility	111.2%	117.4%	109.7%	N/A
Estimated forfeiture rate	10%	10%	10%	N/A
Expected dividend yields	—	—	—	—
Weighted average grant date fair value of options	$2.37	$1.87	$1.66	N/A

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the six months ended June 30, 2012 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	750	$2.90	570	$3.12
Granted	1,110	3.20
Exercised	(5)	1.70
Expired	(3)	16.01
Forfeited	(22)	1.95
Options outstanding, June 30, 2012	1,830	$3.07	594	$2.98

Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Global managed services	$6	$38	$3	$19
Sales and marketing	4	10	3	4
General and administrative	80	16	62	8
	$90	$64	$68	$31

The remaining unrecognized stock-based compensation expense for options at June 30, 2012 was $2,748,000, of which $2,339,000, representing 1,000,000 options, will only be expensed upon a “change in control” and the remaining $409,000 will be amortized over a weighted average period of approximately 1.9 years.
The tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2011. No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2012, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2012	836	$2.15
Granted	536	2.95
Vested	(100)	2.11
Forfeited	(110)	2.55
Unvested restricted shares outstanding, June 30, 2012	1,162	$2.49

Restricted stock compensation expense is allocated as follows for the six and three months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Global managed services	$16	$18	$10	$8
Sales and marketing	30	9	16	7
General and administrative	83	56	46	24
	$129	$83	$72	$39

The remaining unrecognized stock-based compensation expense for restricted stock at June 30, 2012 was $2,639,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $2,309,000 will be amortized over a weighted average period of 8.8 years .
The tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2011. No compensation costs were capitalized as part of the cost of an asset.
Note 5 – Warrants
There were no warrants granted, exercised, exchanged or forfeited during the six months ended June 30, 2012. There were 33,000 warrants outstanding as of June 30, 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 6 – Earnings Per Share
Earnings per share is calculated by dividing net income by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants. For the six and three months ended June 30, 2012, diluted earnings per share included 140,000 and 106,000, respectively, shares of common stock associated with outstanding options and warrants, 133,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,163,000 shares of unvested restricted stock.
For the six and three months ended June 30, 2011, diluted earnings per share included 500,000 and 469,000, respectively, shares of common stock associated with outstanding options and warrants, 2,648,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 728,000 shares of unvested restricted stock.

Note 7 – Preferred Stock
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2012, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

Note 8 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2017. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the six and three months ended June 30, 2012 were $264,000 and $136,000, respectively. Lease payments for the six and three months ended June 30, 2011 were $247,000 and $123,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012 remaining	$241
2013	496
2014	167
2015	140
2016	145
2017	87
$1,276

Capital Lease Obligation
In 2012, the Company entered into two non-cancelable lease agreements for $90,000 and $30,000 with interest rates of 9% and 3%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the six and three months ended June 30, 2012 was $59,000 and $30,000, respectively. There were no depreciation expenses on the equipment under the capital leases for the six and three months ended June 30, 2011. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2012 remaining	126	14	112
2013	243	19	224
2014	194	6	188
2015	15	—	15
	$578	$39	$539

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

Note 9 – Major Customers
Major customers are those customers / wholesale partners that account for more than 10% of revenues. For the six and three months ended June 30, 2012, approximately 37% and 36% of revenues, respectively, were derived from three major wholesale partners and the accounts receivable from these major partners represented approximately 49% of total accounts receivable as of June 30, 2012. For the six and three months ended June 30, 2011, approximately 26% and 22% of revenues, respectively, were derived from two major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 10 – Revolving Loan Facility
On June 12, 2012, the Company entered into the Second Loan Modification Agreement (as amended, the “Revolving Loan Facility”) which amends its existing Loan and Security Agreement with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes. The Revolving Loan Facility matures June 2014. The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of June 30, 2012, we had unused borrowing availability of $2,662,000. Outstanding principal amounts under the Revolving Loan Facility were modified to bear interest at a floating Prime rate per annum equal to Prime Rate as announced by Wall Street Journal ("WSJ") plus one and a quarter percent (1.25%), payable monthly in arrears. The Company is no longer obligated to pay a minimum monthly interest but a fee equal to 0.35% of the unused borrowing amount each year. The WSJ Prime Rate was 3.25% as of June 30, 2012. The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property. The Revolving Loan Facility contains a number of financial covenants, including, but not limited to, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility. At June 30, 2012, we were in compliance with the covenants, as defined and set forth in the Revolving Loan Facility and there was $750,000 outstanding under the Revolving Loan Facility.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $33,000 as of June 30, 2012. The financing costs for the Revolving Loan Facility are being amortized over the 12- to 24-month period through the maturity date of the Revolving Loan Facility. During the quarters ended June 30, 2012 and 2011, the amortization of financing costs was $14,000 and $16,000 was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 11 – Discontinued Operations
As our ISDN resale services no longer fit into our overall strategic plan, in September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers, and the Company receives a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service. Such amounts were de minimis for the six and three months ended June 30, 2012 and were $12,000 for the six and three months ended June 30, 2011. The transfer of the customers was completed in the third quarter of 2011, and the Company will have no continuing involvement with the ISDN product line.
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
Revenues from the ISDN resale services, reported as discontinued operations, for the six and three months ended June 30, 2011 were $81,000 and $30,000, respectively. Net income from the ISDN resale services, reported as discontinued operations for the six and three months ended June 30, 2011 were $18,000 and $24,000, respectively. The assets and liabilities from the ISDN resale services, reported as net current liabilities of discontinued operations, as of June 30, 2011 were $25,000. No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 12 – Related Party Transactions
The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party Video Services revenue for the six months ended June 30, 2012 and 2011 were $125,000 and $161,000, respectively, and for the three months ended June 30, 2012 and 2011 were $59,000 and $81,000, respectively. The accounts receivable for this company was $31,000 as of June 30, 2012.
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
In addition, the Company receives financial advisory services from a firm in which one of the principals is a shareholder of Glowpoint. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party financial advisory fees for the six months ended June 30, 2012 and 2011 were $72,000 and $72,000, respectively and for the three months ended June 30, 2012 and 2011 were $36,000 and $36,000, respectively. As of June 30, 2012, there was no accounts payable for this firm.
Note 13 – Asset Purchase Agreement
On June 30, 2011, the Company issued 769,000 shares of common stock as consideration for the purchase of assets pursuant to the terms of a purchase agreement. The assets acquired are equipment primarily used in the delivery and management of hosted video bridging and help desk and concierge services and are classified as property and equipment on the accompanying consolidated balance sheet. The total number of shares was based on consideration equal to $1,581,000 using the common stock’s 30-day trailing volume-weighted average price for the period ended June 28, 2011 of $2.05 (the “VWAP”). This transaction did not meet the requirements of a business combination and therefore was accounted for as an asset purchase with the fair value of the assets purchased equal to the consideration given. The equipment will be depreciated on a straight line basis over five years.
Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP. This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings. As of June 30, 2012, there was no derivative liability.

Note 14 – Subsequent Events
Management Changes

In July 2012, Michael S. Hubner, the Company’s General Counsel and Corporate Secretary, notified the Company that he was resigning effective August 2, 2012 in order to pursue other business opportunities outside of the video conferencing industry. His resignation was not the result of any disagreement relating to the Company’s business practices or legal matters. In accordance with the terms of the employment agreement entered into on March 12, 2012 by Mr. Hubner and the Company, Mr. Hubner is not entitled to receive any severance payments and all restricted stock and stock options previously granted to Mr. Hubner will be forfeited to the Company.

Affinity Acquisition

On August 12, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Affinity VideoNet, Inc., a privately held Delaware corporation ("Affinity"), and GPAV Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement and subject to customary closing conditions, Merger Sub will merge with and into Affinity, and Affinity will become a wholly-owned subsidiary of the Company. The Merger is anticipated to close in the third quarter of 2012 and is expected to be funded with $7,750,000 cash sourced through debt financing, the issuance of $2,750,000 note, and the issuance of 2,650,000 shares of common stock.

The consummation of the Merger is subject to various conditions, including, but not limited to, (i) the accuracy of the representations and warranties with respect to certain matters, and (ii) the consummation of certain debt financing relating to the transaction. The Merger Agreement also contains customary representations, warranties and indemnification provisions.

The Merger will be treated by the Company under the acquisition method of accounting, as prescribed in Accounting Standards Codification 805, “Business Combinations,” for business combinations under GAAP. The Company will be deemed to have acquired the assets and liabilities of Affinity and the results of operations will be consolidated into the results of operations of the Company as of the completion of the Merger. Financial statements in quarterly and annual filings of the new Company issued after the Merger will reflect only the operations of the Company's business after the Merger and will not be restated retroactively to reflect the historical financial position or results of operations of the Company.

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
Overview
Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud managed video services. Our services, delivered via our cloud-based OpenVideo™ platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 500 different enterprises in over 35 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. Glowpoint's managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support, while increasing the return on investment (ROI) of its end users' video equipment by providing seamless access to video equipment outside of their immediate enterprise network.
Glowpoint's solutions are hardware-agnostic, meaning the video equipment may be manufactured by Cisco, Polycom, Logitech, Sony or others and network-neutral, in that connectivity may be via native Internet or network provided by AT&T, Verizon, TATA Communications, British Telecom or others, supporting all recognized video standards across any IP network.
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
Glowpoint, a Delaware corporation, was formed in May 2000. The Company operates in one segment and therefore segment information is not presented

Glowpoint Services and Features
Today's telepresence and video conferencing environments have become a key part of a complete unified business communications strategy. For organizations that are already using video, and for those exploring its benefits for the first time, OpenVideo™ is a unique platform that can help them achieve a successful video collaboration program.
Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed - and although most of the business-quality video systems today are

“standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, LifeSize (Logitech) or use any other third-party video communications software, may all take advantage of the Glowpoint OpenVideo™ cloud regardless of their choice of network. Glowpoint's core services are offered as part of OpenVideo™ to generate monthly recurring revenue for the Company.
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
Glowpoint's services are categorized as follows:
Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)
We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our three Video Network Operations Centers (VNOCs) located in the United States, in California, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The company also maintains Points-of Presence (POP's) that houses the technology and infrastructure along with the servers and database warehousing for the OpenVideo platform and support systems of the business. There are currently three Points-of-Presence (POPs) located in the United States (New Jersey and Chicago) and United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy & UPS (uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed for earthquakes.

We offer a complete portfolio of remote monitoring & management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, small or medium sized business.
Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities and currently provides branding of its services to six strategic global partners whom serve 147 customers with these services and support from Glowpoint through their unique brands. These services account for approximately 37% of Glowpoint's total revenue for the six months ended June 30, 2012. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts. These strategic partnerships are core to the company's global sales strategy.
Glowpoint's collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the Virtual Video Room, video bridging, and webcasting services. Through our extensive partnerships, OpenVideo™ customers can also have business-to-business connectivity across other service providers platforms.

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

Glowpoint leverages the last mile and network connectivity of carriers and provides an option for businesses to purchase a full overlay network for their video only needs. The network bandwidth that we provide for these dedicated overlay networks ranges from 1.5Mbps to 1Gbps. As a result of this, our network services business carries variable costs associated with the purchasing and reselling of this connectivity.

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

Professional and other services
With the growing interest in convergence and the desire by some enterprises to add the transport of video to their enterprise networks, we have provided professional services and believe the market for such services is growing. Additionally, our extensive knowledge of all leading video conferencing vendors' equipment makes our video engineers a valuable resource for manufacturers, partners and end users on an outsourced basis. While our primary focus is generating monthly recurring revenue from our subscription services, our professional services have been a valuable lead for video communication opportunities leading to sales of our managed video services. Glowpoint provides professional services to its partners and customers for custom solutions but does not consider this a core driver or measurement of its market share in the cloud managed video service industry.
We have bundled certain components of our managed services to offer video communication solutions for broadcast/media content acquisition and event services. Customers have used our managed video services during events to cost-effectively acquire video content for broadcasters, cable companies and other media enterprises, especially in the sports, news and entertainment industries. While it includes our core managed video services, IP-based broadcasting and event services require more project management and dedicated operational and engineering personnel than our standard subscription services. Rather than using an expensive satellite feed, companies can acquire broadcast-quality standard or high definition footage at a fraction of the cost from Glowpoint over a dedicated IP connection. Since 2002, we have provided this service to ESPN during the professional football and basketball drafts. ESPN has used our service for interviews from team locations with coaches, players and analysts during their coverage. In 2007, we launched a High Definition (HD) content acquisition solution that we branded TeamCamHD and RemoteCamHD. This offering provides two-way HD video communication for content acquisition from remote locations. Glowpoint now provides a full suite of HD solutions for the broadcast, entertainment and media industry and is considered a high-quality alternative to the traditional means of acquiring content in many applications, including interviews and even full motion video.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended June 30, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011, as filed with the Commission with our Annual Report on Form 10-K filed on March 8, 2012.

Results of Operations
Six and Three Months Ended June 30, 2012 (“2012 Period” and the "2012 Quarter," respectively) compared to Six and Three Months Ended June 30, 2011 (“2011 Period” and the "2011 Quarter," respectively)

Revenue. Total revenue decreased $389,000, or 2.8%, in the 2012 Period to $13,546,000 from $13,935,000 in the 2011 Period. Total revenue decreased $154,000 or 2.2% in the 2012 Quarter to $6,800,000 from $6,954,000 in the 2011 Quarter. The following are the changes in the components of our revenue:

•
Revenue for Managed Services Combined, which represents subscription (monitoring and management) services generally tied to contracts of 12 months or more and usage based collaboration services, increased 5.2% to $6,501,000 and 5.2% to $3,204,000 in the 2012 Period and 2012 Quarter, respectively. Revenue for Managed Services Combined accounted for 48.0% of our total revenue in the 2012 Period compared to 44.3% for the 2011 Period. The increase in revenue for Managed Services Combined was primarily attributable to new customer acquisitions.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased 10.3% to $6,170,000 and 10.0% to $3,030,000 in the 2012 Period and 2012 Quarter, respectively. Revenue for network services accounted for 45.5% of total revenue in the 2012 Period compared to 49.4% for the 2011 Period. The decrease in revenue for network services was primarily attributable to customers' disconnecting or reducing their portfolio of Glowpoint services. The trends in the economy, the commoditization of IP networking, along with the availability of converged networking services such that end users can purchase one network and use for all their unified communications applications to include video, have all contributed to the decline in these revenues for Glowpoint. We believe our network service revenue will continue to decline in the current year, although at a slower pace than the previous year.

•
Revenue for professional and other services, which represent non-recurring services, decreased 0.1% to $875,000 and increased 4.4% to $566,000 in the 2012 Period and 2012 Quarter, respectively. Revenue for professional and other services accounted for 6.5% of revenue in the 2012 Period compared to 6.3% for the 2011 Period. The increase in revenue for professional and other services in the 2012 Quarter was primarily attributable to special projects we performed for one of our wholesale partners.

	Six Months Ended June 30, (in thousands)				Three Months Ended June 30, (in thousands)
	2012	2011	Increase (Decrease)	% Change	2012	2011	Increase (Decrease)	% Change
Revenue
Managed Services Combined	$6,501	$6,180	$321	5.2%	$3,204	$3,046	$158	5.2%
Network services	6,170	6,879	(709)	(10.3)	3,030	3,366	(336)	(10.0)
Professional and other services	875	876	(1)	(0.1)	566	542	24	4.4
Total revenue	$13,546	$13,935	$(389)	(2.8)%	$6,800	$6,954	$(154)	(2.2)%

Network and Infrastructure Expenses. Network and infrastructure expenses decreased 13.6% to $4,221,000 in the 2012 Period and 13.2% to $2,145,000 in the 2012 Quarter. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers. The decrease was primarily attributed to customers' disconnecting or reducing their portfolio of Glowpoint services and the achievement of cost efficiencies exclusive of the lost customers.
Global Managed Services Expenses. Global managed services expenses decreased 10.6% to $3,461,000 in the 2012 Period and 10.8% to $1,765,000 in the 2012 Quarter. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. The decrease was primarily attributed to automation and efficiencies in use of capacity of platform.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.2% to $1,864,000 in the 2012 Period and decreased 2.7% to $878,000 in the 2012 Quarter. The increase in the 2012 Period was primarily attributed to investments in expanding the sales force. The decrease in the 2012 Quarter was primarily due to fewer trade shows and sponsorships.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, decreased 1.3% to $2,652,000 in the 2012 Period and increased 1.6% to $1,302,000 in the 2012 Quarter. The decrease in the 2012 Period was primarily due to expenses related to the relocation of our new headquarters during the first and second quarters of 2011 as well as a reduction in expenses due to efficiencies. The increase in the 2012 Quarter was primarily due to consulting related expenses.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 51.0% to $865,000 in the 2012 Period and 43.1% to $425,000 in the 2012 Quarter, due to purchases of property and equipment (as discussed in Note 13 to our consolidated financial statements attached hereto) exceeding the retirement of these assets.
Income from Operations. Income from operations increased by $389,000 in the 2012 Period to $483,000 and $262,000 in the 2012 Quarter to $285,000. The primary drivers of the increase were due to a shift in revenue to higher margin managed service revenues and efficiencies.
Interest and Other Expense. Interest and other expense in the 2012 Period was $58,000, which principally reflected $29,000 of interest charges from vendors and $29,000 of the amortization of financing charges related to our Revolving Loan Facility. Interest and other expense in the 2011 Period was $63,000, which principally reflected $32,000 of interest charges from vendors and $31,000 of the amortization of financing charges related to our Revolving Loan Facility.
Interest and other expense in the 2012 Quarter was $32,000, which principally reflected $18,000 of interest charges from vendors and $14,000 of the amortization of financing charges related to our Revolving Loan Facility. Interest and other expenses in the 2011 Quarter was $30,000, which principally reflected $14,000 of interest charges from vendors and $16,000 of the amortization of financing charges related to our Revolving Loan Facility.
Income Taxes. As a result of our current income, we recorded a $5,000 provision for incomes taxes for certain minimum taxes in the 2012 Period and 2012 Quarter. There was no provision recorded in the 2011 Period and 2011 Quarter. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.
Income from Continuing Operations. Income from continuing operations increased by $394,000 to $425,000 in the 2012 Period, and by $260,000 to $253,000 in the 2012 Quarter. This increase was due to reduced operating expenses noted above.
Income from Discontinued Operations. Income from discontinued operations decreased by $18,000 to $0 in the 2012 Period and $24,000 to $0 in the 2012 Quarter. This decrease was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.
Net Income. Net Income increased by $371,000 to $420,000, or $0.02 per basic and diluted share, in the 2012 Period. Net Income increased by $231,000 to $248,000, or $0.01 per basic and diluted share, in the 2012 Quarter. The increases in income have been driven by a number of factors. Primarily, the shift in revenue make up to higher margin managed service revenues, which is represented by the decline in network service and increase in managed services. In addition, as the network service is eliminated, there is a cost that is also eliminated which is directly related to the last mile connection and associated cost that Glowpoint incurs for delivering network service. Finally, the company has and will continue to invest in automation and development of operational tools, which permits the business to grow its managed services without taking on additional costs. This efficiency has permitted the company to also make certain cost cuts in previous periods as well as add revenues without add costs.
Liquidity and Capital Resources

For the six months ended June 30, 2012, we had net income of $420,000 and a positive cash flow from operations of $297,000. As of June 30, 2012, we had $1,689,000 of cash, positive working capital of $1,513,000 and an accumulated deficit of $164,279,000. In June 2012, the Company renewed its Revolving Loan Facility (as discussed in Note 10 to our consolidated financial statements attached hereto) pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,662,000 as of June 30, 2012. The Revolving Loan Facility matures in June 2014. Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will be obligated to pay dividends commencing on January 1, 2013.

In August 2012, the Company entered into a definitive agreement to acquire privately held Affinity VideoNet (as discussed in Note 14 to our consolidated financial statements attached hereto) which will be funded with $7,750,000 cash sourced through debt financing, the issuance of $2,750,000 note, and the issuance of 2,650,000 shares of common stock. The Company has been in negotiations with various lenders and the Merger is anticipated to close in the third quarter of 2012 subject to various conditions, including, but not limited to, (i) the accuracy of the representations and warranties with respect to certain matters, and (ii) the consummation of certain debt financing relating to the transaction.

Based primarily on our efforts to manage costs and our Revolving Loan Facility, along with our cash flow projection and expected debt financing arrangement, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least August 31, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of June 30, 2012, we had no off-balance sheet arrangements.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before depreciation, amortization, interest expense, interest income, taxes, severance and stock-based compensation. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net income from continuing operations is shown below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$425	$31	$253	$(7)
Depreciation and amortization	865	573	425	297
Amortization of financing costs	29	31	14	16
Interest expense	29	32	18	14
EBITDA	1,348	667	710	320
Stock-based compensation	219	147	140	70
Severance	—	11	—	11
Adjusted EBITDA	$1,567	$825	$850	$401

Inflation
Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 8, 2012. There have been no material changes to these risks during the three months ended June 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 4, 2012, the Company issued 102,657 shares of common stock upon the conversion of 41 outstanding shares of Series A-2 Preferred Stock, at the original conversion price. The Company did not receive any proceeds upon the conversion of the Series A-2 Preferred Stock. Issuance of the shares of common stock was exempt from registration pursuant to the to the provisions of Section 3(a)(9) of the Securities Act of 1933.

In addition, the Company issued 25,000 shares of unregistered common stock to Monarch Capital Group, LLC ("MCG") in consideration of services rendered under the Consulting Agreement dated as of May 22, 2012 between the Company and MCG. The shares of common stock were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. Other than the foregoing, there have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

10.1
Second Loan Modification Agreement dated as of June 12, 2012 between Glowpoint, Inc. and Silicon Valley Bank (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2012, and incorporated herein by reference)

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

GLOWPOINT, INC.
Date: August 14, 2012	By: /s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)
Date: August 14, 2012	By: /s/ Tolga Sakman
Tolga Sakman, Interim Chief Financial Officer (principal financial and accounting officer)