Form 10-Q
period 2012-09-30
GLOWPOINT, INC.
filed 2012-11-08
CIK 746210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of November 6, 2012 was 28,795,296.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$1,650	$1,818
Accounts receivable, net of allowance for doubtful accounts of $183 and $147, respectively	2,896	2,520
Prepaid expenses and other current assets	367	330
Total current assets	4,913	4,668
Property and equipment, net	4,080	4,738
Other assets	247	59
Total assets	$9,240	$9,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan facility	$750	$750
Current portion of capital lease	221	177
Accounts payable	1,361	1,382
Accrued expenses	569	1,024
Accrued sales taxes and regulatory fees	538	434
Customer deposits	164	139
Net current liabilities of discontinued operations	—	50
Deferred revenue	153	235
Total current liabilities	3,756	4,191
Long term liabilities:
Capital lease, less current portion	261	334
Total long term liabilities	261	334
Total liabilities	4,017	4,525
Commitments and contingencies
Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, liquidation value of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 and 94 shares issued and outstanding at September 30, 2012 and December 31, 2011 recorded at fair value, respectively, and liquidation value of $396 and $704, respectively.	167	297
Common stock, $.0001 par value;150,000,000 shares authorized; 25,853,967 and 25,180,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	159,924	159,339
Accumulated deficit	(164,871)	(164,699)
Total stockholders’ equity	5,223	4,940
Total liabilities and stockholders’ equity	$9,240	$9,465

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011
Revenue	$20,107	$20,764	$6,561	$6,829
Operating expenses:
Network and infrastructure	6,297	7,156	2,076	2,273
Global managed services	5,262	5,671	1,801	1,798
Sales and marketing	2,954	2,627	1,090	803
General and administrative	4,384	4,180	1,732	1,492
Depreciation and amortization	1,301	981	436	408
Total operating expenses	20,198	20,615	7,135	6,774
Income (loss) from operations	(91)	149	(574)	55
Interest and other expense:
Interest expense, net	43	47	14	15
Amortization of deferred financing costs	33	46	4	15
Total interest and other expense, net	76	93	18	30
Income (loss) from continuing operations	(167)	56	(592)	25
Income from discontinued operations	—	29	—	11
Income (loss) before provision for income taxes	(167)	85	(592)	36
Provision for income taxes	5	—	—	—
Net (loss) income	$(172)	$85	$(592)	$36

Net income (loss) per share:
Continuing operations	$(0.01)	$—	$(0.02)	$—
Discontinued operations	$—	$—	$—	$—
Basic net income (loss) per share	$(0.01)	$—	$(0.02)	$—

Continuing operations	$(0.01)	$—	$(0.02)	$—
Discontinued operations	$—	$—	$—	$—
Diluted net income (loss) per share	$(0.01)	$—	$(0.02)	$—

Weighted average number of common shares:
Basic	24,441	21,590	24,556	23,324
Diluted	24,441	22,643	24,556	24,396

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2012	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	$4,940
Net loss	—	—	—	—	—	—	—	(172)	(172)
Stock-based compensation	—	—	—	—	—	—	448	—	448
Issuance of restricted stock	—	—	—	—	827	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(260)	—	—	—	—
Preferred stock conversion	—	—	(41)	(130)	102	—	130	—	—
Exercise of options	—	—	—	—	5	—	7	—	7
Balance at September 30, 2012	100	$10,000	53	$167	25,854	$3	$159,924	$(164,871)	$5,223

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from Operating Activities:
Net income (loss)	$(172)	$85
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,301	981
Bad debt expense	122	44
Amortization of deferred financing costs	33	46
Loss on disposal of equipment	12	1
Stock-based compensation	448	181
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(498)	7
Prepaid expenses and other current assets	(37)	(20)
Other assets	(22)	(38)
Accounts payable	(21)	(744)
Accrued expenses, sales taxes and regulatory fees	(352)	(423)
Customer deposits	25	(92)
Deferred revenue	(82)	24
Net cash provided by operating activities – continuing operations	757	52
Net cash (used in) provided by operating activities - discontinued operations	(50)	65
Net cash provided by operating activities	707	117
Cash flows from Investing Activities:
Proceeds from sale of equipment	11	—
Purchases of property and equipment	(547)	(793)
Net cash used in investing activities	(536)	(793)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	7	—
Principal payments for capital lease	(147)	—
Costs related to debt issuance	(199)	—
Net cash used in financing activities	(339)	—
Decrease in cash and cash equivalents	(168)	(676)
Cash at beginning of period	1,818	2,035
Cash at end of period	$1,650	$1,359

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$43	$47
Non-cash investing and financing activities:
Settlement of liabilities with restricted stock and stock options	$—	$51
Property and equipment purchased with common stock	$—	$1,580
Acquisition of network equipment under capital lease	$120	$512
Preferred stock conversion	$130	$3,057

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 - Basis of Presentation

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed visual communication services. Our services, delivered via our cloud-based OpenVideo™ platform, are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 500 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 14).
Glowpoint, a Delaware corporation, was formed in May 2000. The Company operates in one segment and therefore segment information is not presented.
Glowpoint's services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”). We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our four Video Network Operations Centers (VNOCs) located in the United States, in California, Colorado, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The company also maintains Point-of Presence (POP) locations that house the technology and infrastructure along with the servers and database warehousing for the OpenVideo platform and support systems of the business. There are currently three POPs located in the United States (Newark, New Jersey and Chicago, Illinois) and United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy and UPS (Uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed to withstand earthquakes.

We offer a complete portfolio of remote monitoring and management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, or small or medium sized business (SMB).
Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities and currently provides branding of its services to six strategic global partners that serve 165 customers with these services and support from Glowpoint through their unique brands. These services account for approximately 38% of Glowpoint's total revenue for the nine months ended

September 30, 2012. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts. These strategic partnerships are core to the Company's global sales strategy.
Glowpoint's collaboration services, hosted via the OpenVideo™ cloud, are designed to connect video users all over the world whether they are on immersive telepresence, conference room, desktop or mobile devices. Customers that are registered to the OpenVideo™ cloud can connect to any other customer in the OpenVideo™ cloud and get access to Glowpoint's full suite of cloud managed video services, including the OpenVideo™ Room (reservationless video conference bridging service), managed video bridging, and webcasting services. Through our extensive partnerships, OpenVideo™ customers can also have business-to-business connectivity across other service providers platforms.

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
Liquidity
For the nine months ended September 30, 2012, we had a net loss of $172,000 and a positive cash flow from operations of $707,000. As of September 30, 2012, we had $1,650,000 of cash, positive working capital of $1,157,000 and an accumulated deficit of $164,871,000. In June 2012, the Company entered into the Second Loan Modification Agreement (as amended, the "Revolving Loan Facility") with Silicon Valley Bank ("SVB") pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,662,000 as of September 30, 2012 (as discussed in Note 10). In October 2012, the Revolving Loan facility with SVB was terminated in connection with repayment of outstanding amounts due and replaced with a revolving line of credit with Comerica Bank (the "Comerica Revolver") which will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00% and matures on April 1, 2014.

Also in October 2012, Loan and Security Agreements ("Loan Agreement") were entered into with Comerica Bank and Escalate Capital Partners SBIC I, L.P. (“Escalate”) in order to finance a portion of the Affinity acquisition (as discussed in Note 14). The Loan Agreement with Comerica Bank provided the Company with a $2.0 million term loan (the “Comerica Term Loan”) and will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%. The Comerica Term Loan matures on November 1, 2015. The Loan

Agreement with Escalate provided the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months and bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will be obligated to pay dividends commencing on January 1, 2013.

Based primarily on our efforts to manage costs and our Loan Agreements and Comerica Revolver, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least November 30, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of September 30, 2012 and for the nine and three months ended September 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012, and the results of operations for the nine and three months ended September 30, 2012 and 2011, the statement of stockholders’ equity for the nine months ended September 30, 2012 and the statement of cash flows for the nine months ended September 30, 2012 and 2011. The results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission with our Form 10-K on March 8, 2012 (the “Audited 2011 Financial Statements”).

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
Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Audited 2011 Financial Statements, that are of material significance, or have potential material significance to the Company.
Revenue Recognition
Revenue billed in advance for monitoring and management services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed. Revenues derived from other sources are recognized when services are provided or events occur.
Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure. For the nine and three months ended September 30, 2012, we included taxes of $1,143,000 and $347,000, respectively, in revenues and we included taxes of $1,122,000 and $357,000, respectively, in network and infrastructure costs. For the nine and three months ended September 30, 2011, we included taxes of $1,237,000 and $391,000, respectively, in revenue and we included taxes of $1,129,000 and $328,000, respectively, in network and infrastructure costs.
Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the nine and three months ended September 30, 2012 and 2011, no impairment losses were recorded.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the nine and three months ended September 30, 2012, we capitalized internal use software costs of $287,000 and $126,000, respectively, and we amortized $421,000 and $142,000, respectively, of total software costs. For the nine and three months ended September 30, 2011, we capitalized internal use software costs of $284,000 and $87,000, respectively, and we amortized $206,000 and $79,000, respectively, of these costs. During the nine and three months ended September 30, 2012 and 2011, no impairment losses were recorded.

Note 3 – Stock Options

We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing market price of the common stock on the date of grant. The intrinsic value of options outstanding and exercisable at September 30, 2012 and 2011 was $151,000 and $185,000, respectively. Options exercised during the nine and three months ended September 30, 2012 were 5,000 and 0, respectively. Options exercised during the nine and three months ended September 30, 2011 were 154,000 and 30,000, respectively.

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	0.9%	2.0%	0.6%	1.5%
Expected option lives	5 years	5 years	5 years	5 years
Expected volatility	111.0%	117.3%	107.8%	116.1%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	—	—	—	—
Weighted average grant date fair value of options	$2.30	$1.84	$1.51	$1.67
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
A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the nine months ended September 30, 2012 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	750	$2.90	570	$3.12
Granted	1,210	3.20
Exercised	(5)	1.70
Expired	(11)	7.61
Forfeited	(180)	3.03
Options outstanding, September 30, 2012	1,764	$3.07	608	$2.92
Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Global managed services	$8	$35	$2	$(3)
Sales and marketing	4	8	—	(2)
General and administrative	143	16	63	—
	$155	$59	$65	$(5)

The remaining unrecognized stock-based compensation expense for options at September 30, 2012 was $2,478,000, of which $2,135,000, representing 850,000 options, will only be expensed upon a “change in control” and the remaining $343,000 will be amortized over a weighted average period of approximately 1.3 years.

The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2011. No compensation costs were capitalized as part of the cost of an asset.

Note 4 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2012, is presented below (in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2012	836	$2.15
Granted	827	2.66
Vested	(105)	2.10
Forfeited	(260)	2.37
Unvested restricted shares outstanding, September 30, 2012	1,298	$2.44

Restricted stock compensation expense is allocated as follows for the nine and three months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Global managed services	$27	$23	$11	$5
Sales and marketing	47	16	17	7
General and administrative	219	83	136	27
	$293	$122	$164	$39

The remaining unrecognized stock-based compensation expense for restricted stock at September 30, 2012 was $2,783,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $2,453,000 will be amortized over a weighted average period of 8.3 years.
The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2011. No compensation costs were capitalized as part of the cost of an asset.
Note 5 – Warrants
There were no warrants granted, exercised, exchanged or forfeited during the nine months ended September 30, 2012. There were 33,000 warrants outstanding as of September 30, 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 6 – Earnings (Loss) Per Share
Loss per share is calculated by dividing net income by the weighted average number of shares of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants. Dilutive loss per share for the nine and three months ended September 30, 2012, is the same as basic loss per share.

For the nine and three months ended September 30, 2011, diluted earnings per share included 90,000 and 82,000, respectively, shares of common stock associated with outstanding options and warrants, 235,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 804,000 shares of unvested restricted stock.

Note 7 – Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2012, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

In April 2012, a holder of the Company's Series A-2 Preferred Stock elected to convert 41 shares of Series A-2 Preferred Stock into 102,000 shares of common stock of the Company at the original conversion price. Each of the Series A-2 Preferred Stock shares was exchanged for 2,500 shares of common stock, pursuant to the terms of the Series A-2 Preferred Stock Certificate of Designation.

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

Note 8 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2017. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the nine and three months ended September 30, 2012 were $395,000 and $131,000, respectively. Lease payments for the nine and three months ended September 30, 2011 were $371,000 and $124,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012 remaining	$121
2013	496
2014	167
2015	140
2016	145
2017	87
$1,156

Capital Lease Obligation
In 2012, the Company entered into two non-cancelable lease agreements for $90,000 and $30,000 with interest rates of 9% and 3%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the nine and three months ended September 30, 2012 was $94,000 and $36,000, respectively. Depreciation expense on the equipment under capital leases for the nine and three months ended September 30, 2011 was $25,000. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2012 remaining	61	7	54
2013	243	18	225
2014	194	6	188
2015	15	—	15
	$513	$31	$482

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
Letter of Credit
In November 2010, the Company entered into an irrevocable standby letter of credit (the “LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters. The LOC was obtained from Silicon Valley Bank (“SVB”) and will be renewed yearly until January 2014, the expiration date of our sublease. In October 2012, the Company entered into another letter of credit for $115,000 with Comerica Bank to replace the SVB LOC.

Note 9 – Major Customers
Major customers are those customers / wholesale partners that account for more than 10% of revenues. For the nine and three months ended September 30, 2012, approximately 38% and 38% of revenues, respectively, were derived from three major wholesale partners and the accounts receivable from these major partners represented approximately 48% of total accounts receivable as of September 30, 2012. For the nine and three months ended

September 30, 2011, approximately 25% and 24% of revenues, respectively, were derived from two major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 10 – Revolving Loan Facility
On June 12, 2012, the Company entered into the Second Loan Modification Agreement (as amended, the “Revolving Loan Facility”) which amends its existing Loan and Security Agreement with SVB pursuant to which the Company may borrow up to $5,000,000 for working capital purposes. The Revolving Loan Facility matures June 2014. The amounts that can be borrowed at any given time are equal to the lesser of $5,000,000 or 80% of the eligible accounts receivable, as defined. As of September 30, 2012, we had unused borrowing availability of $2,662,000. Outstanding principal amounts under the Revolving Loan Facility were modified to bear interest at a floating Prime rate per annum equal to Prime Rate as announced by Wall Street Journal ("WSJ") plus one and a quarter percent (1.25%), payable monthly in arrears. The Company is no longer obligated to pay a minimum monthly interest but a fee equal to 0.35% of the unused borrowing amount each year. The WSJ Prime Rate was 3.25% as of September 30, 2012. The Revolving Loan Facility is secured by a first priority security interest in all the Company’s assets, including, without limitation, its intellectual property. The Revolving Loan Facility contains a number of financial covenants, including, but not limited to, covenants relating to minimum unrestricted cash balances and minimum monthly Adjusted EBITDA, as defined, in the Revolving Loan Facility. At September 30, 2012, we were in compliance with the covenants, as defined and set forth in the Revolving Loan Facility and there was $750,000 outstanding.

The Revolving Loan Facility financing costs, net of accumulated amortization, which are included in other assets in the accompanying consolidated balance sheets, were $29,000 as of September 30, 2012. The financing costs for the Revolving Loan Facility are being amortized over the 12- to 24-month period through the maturity date of the Revolving Loan Facility. During the quarters ended September 30, 2012 and 2011, the amortization of financing costs was $4,000 and $15,000 was included as “Amortization of Deferred Financing Costs” in the consolidated statement of operations in Interest and Other Expense.

Note 11 – Discontinued Operations
As our ISDN resale services no longer fit into our overall strategic plan, in September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers, and the Company receives a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service. Such amounts were diminimis for the nine and three months ended September 30, 2012 and 2011. The transfer of the customers was completed in the third quarter of 2011, and the Company has no continuing involvement with the ISDN product line.
The Company accordingly classified these ISDN related revenues and expenses as discontinued operations in accordance with ASC 205.20 “Discontinued Operations.” The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.
Revenues from the ISDN resale services, reported as discontinued operations, for the nine and three months ended September 30, 2011 were $81,000 and $0, respectively. Net income from the ISDN resale services, reported as discontinued operations for the nine and three months ended September 30, 2011 were $29,000 and $11,000, respectively. The assets and liabilities from the ISDN resale services, reported as net current liabilities of discontinued operations, as of September 30, 2011 were $50,000. No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 12 – Related Party Transactions
The Company provides cloud-managed video services (the “Video Services”) to a company in which one of our directors is an officer. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party Video Services revenue for the nine months ended September 30, 2012 and 2011 were $168,000 and $230,000, respectively, and for the three months ended September 30, 2012 and 2011 were $43,000 and $69,000, respectively. As of September 30, 2012, the accounts receivable for this company was $36,000.

The Company receives general corporate strategy and management consulting services from a consultant who is a director of Glowpoint. The Consulting Agreement was entered into as of September 1, 2010 and is a month-to-month engagement. The Company pays this individual director $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Management believes that such transaction contain terms that would have been obtained from unaffiliated third parties. Related party consulting fees for the nine months ended September 30, 2012 and 2011 were $112,500 and for the three months ended September 30, 2012 and 2011 were $37,500. As of September 30, 2012, the accounts payable for this firm was $12,500.
In addition, the Company receives financial advisory services from a firm in which one of the principals is a shareholder of Glowpoint. Management believes that such transactions contain terms that would have been obtained from unaffiliated third parties. Related party financial advisory fees for the nine months ended September 30, 2012 and 2011 were $233,000 and $108,000, respectively, and for the three months ended September 30, 2012 and 2011 were $161,000 and $36,000, respectively. As of September 30, 2012, there was $0 accounts payable for this firm.
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
Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP. This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings. As of September 30, 2012, there was no derivative liability.

Note 14 – Subsequent Events
Affinity Acquisition

On August 12, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Affinity VideoNet, Inc., a privately held Delaware corporation ("Affinity"), and GPAV Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement and subject to customary closing conditions, Merger Sub will merge with and into Affinity, and Affinity will become a wholly-owned subsidiary of the Company ("the Merger").

On October 1, 2012, (the “Closing Date”) the Company, and Merger Sub completed the Merger of Affinity for approximately $8.0 million in cash, a $2.33 million note, subject to adjustment, and approximately 2,650,000 shares of common stock, subject to adjustment, of the Company (“Common Stock”), on the terms previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012. The Company had no prior material relationship with any of the parties to the transaction.

The Company and a representative of the prior stockholders of Affinity (the “Stockholder Representative”) also entered into an Escrow Agreement on the Closing Date with a third-party escrow agent (the “Escrow Agreement”), whereby the Company made a deposit of $360,000, a portion of the purchase price, with the escrow agent for the purpose of securing the payment obligations of Affinity, if any, with respect to certain retention bonus agreements entered into with its employees on or before the Closing Date. If any employee does not satisfy the conditions of receipt of the retention bonus, the Company and the Stockholder Representative will jointly direct that such funds on deposit be released to the Stockholder Representative on behalf of the prior stockholders of Affinity.

On the Closing Date, in connection with the approximately 2,650,000 shares of Common Stock issued to the prior stockholders of Affinity, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Stockholder Representative requiring the Company to file a Registration Statement on Form S-3 with respect to the resale of such shares as soon as practicable, but in no event more than 90 days after the Closing Date, and to have such resale registration statement declared effective as soon as practicable.

On the Closing Date, in order to assist with the transition, the Company entered into an employment agreement with Peter Holst, the former Chief Executive Officer and a former stockholder of Affinity, for a position as the Senior Vice President of Business Development of the Company. In addition to a base salary, should Affinity achieve certain performance milestones, the Company will be obligated to issue to Mr. Holst up to 150,000 shares of Common Stock, pursuant to the Company’s 2007 Stock Incentive Plan. Mr. Holst is not deemed an executive officer of the Company for Section 16 and proxy reporting purposes.

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

Financing

In connection with the Merger, on the Closing Date, the Company entered into a Loan and Security Agreement (“Comerica Loan Agreement”) with Comerica Bank, providing the Company with a $2.0 million term loan (the “Comerica Term Loan”) and a revolving line of credit (the “Comerica Revolver” and, together with the Comerica Term Loan, the “Comerica Loans”), pursuant to which the Company can borrow, for working capital needs, an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3.0 million. The Company requested and was provided with an advance of $780,000 from the Comerica Revolver on the Closing Date. The proceeds of the Comerica Term Loan and the Comerica Revolver were used to finance a portion of the Merger and refinance the $750,000 previously outstanding pursuant to the Revolving Loan Facility, between the Company and SVB (as discussed in Note 10). The SVB Revolving Loan Facility was terminated in connection with the repayment of outstanding amounts thereunder, effective as of the Closing Date. The Comerica Term Loan will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%, and borrowings under the Comerica Revolver will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00%. The Comerica Loans are secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC, a wholly-owned subsidiary of the Company (“GP Communications”) and Affinity. The Comerica Loan Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Loans are subject to certain customary financial covenants, including, without limitation, covenants that require the Company to maintain a total funded debt to adjusted EBITDA ratio, to maintain a senior funded debt to adjusted EBITDA ratio and to maintain a fixed charge coverage ratio. The Comerica Loan Agreement also provides for customary events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain material judgments or if any guaranty of the Company’s obligations ceases to be in full force and effect. The Comerica Term Loan matures on November 1, 2015 and the Comerica Revolver matures on April 1, 2014.

On the Closing Date, the Company also entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate Capital Partners SBIC I, L.P. (“Escalate”), providing the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan will bear interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months after the Closing Date and, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. The proceeds of the Escalate Term Loan were used to finance a portion of the Affinity acquisition. The Escalate Term Loan is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications and Affinity, and is subordinated to the Comerica Loans. The Escalate Loan Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Escalate Loan Agreement also provides for customary events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company and its subsidiaries or the occurrence of certain material judgments. The Escalate Loan Agreement also provides for certain management rights for Escalate, including (i) the ability for Escalate to consult with and advise management of the Company on significant business issues, including management’s proposed annual operating plans and (ii) the ability for Escalate to examine the books and records of the Company and inspect the Company’s facilities during normal business hours with reasonable notice, provided, that access to attorney/client privileged communications and other sensitive information need not be provided. In connection with the Escalate Term Loan, the Company issued to Escalate on the Closing Date, 295,000 shares of Common Stock (the “Escalate Shares”) at a purchase price of $0.01 per share. Escalate received standard piggyback and demand registration rights with respect to the Escalate Shares.

The Comerica Loans and Escalate Term Loans financing costs, net of accumulated amortization, which were included in the other assets in the accompanying balance sheets, were $199,000 and $0 as of September 30, 2012 and December 31, 2011, respectively. The financing costs are being amortized over the term of each loan through each maturity date. During the nine and three months ended September 30, 2012 there was no amortization of financing costs.

On the Closing Date, the Company also issued a promissory note (the “Note”), in favor of the Stockholder Representative, in original principal amount of $2.33 million, due and payable on December 31, 2014. The principal amount of the note will accrue interest at a rate of 8.0% per annum, and such interest shall be payable in arrears in quarterly payments commencing on April 1, 2013. Beginning on April 1, 2013 and on the first day of each month thereafter, if the Company has achieved a minimum EBITDA (as defined the Comerica Loan Agreement), the Company shall make a principal payment in the amount of $50,000. The Company shall make additional payments on the principal amount on each of June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014 in amount equal to 40% of the Company’s trailing six month EBITDA (as defined in the Comerica Loan Agreement) less $3.0 million, provided that the June 30, 2013 principal payment shall only be made if the Company is in compliance with the Modified Fixed Charge Ratio (as defined in the Note).

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
Overview
Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed visual communication services. Our services, delivered via our cloud-based OpenVideo™ platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The

Company delivers services to more than 500 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. Glowpoint's managed services solve the challenges associated with achieving consistent high-quality video experiences and controlling the total cost of ownership related to technology and support, while increasing the return on investment (ROI) of its end users' video equipment by providing seamless access to video equipment outside of their immediate enterprise network. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 14 to our consolidated financial statements attached hereto).
Glowpoint's solutions are hardware-agnostic, meaning the video equipment may be manufactured by Cisco, Polycom, Avaya, Logitech, StarLeaf, Sony or others and network-neutral, in that connectivity may be via native Internet or network provided by AT&T, Verizon, TATA Communications, British Telecom or others, supporting all recognized video standards across any IP network.
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
Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed - and although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, Avaya, LifeSize (Logitech), StarLeaf or use any other third-party video communications software, may all take advantage of the Glowpoint OpenVideo™ cloud regardless of their choice of network. Glowpoint's core services are offered as part of OpenVideo™ to generate monthly recurring revenue for the Company.
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
Glowpoint's services are categorized as follows:
Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)
We provide end-to-end cloud managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our four Video Network Operations Centers (VNOCs) located in the United States, in California, Colorado, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The company also maintains Point-of Presence (POP) locations that house the technology and infrastructure along with the servers and database warehousing for the OpenVideo platform and support systems of the business. There are currently three POPs located in the United States (Newark, New Jersey and Chicago, Illinois) and United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy and UPS (uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed for protection from earthquakes.

We offer a complete portfolio of remote monitoring and management services that can help make video more widely available, improve up-time, drive higher usage, off-load IT teams, or all of the above. Our service packages can be customized to suit the needs of the business, whether for a large enterprise, or small or medium sized business.
Glowpoint provides wholesale programs and private-labeled resale options for hardware manufacturers, network operators and systems integrators seeking to offer video services as a value-added addition to their collaboration and communications offerings. All of Glowpoint's unique features and services have been designed so that the entire suite can be private labeled by other service providers or companies who want to integrate video communications into their existing products quickly and cost effectively. Glowpoint will provide all of the video infrastructure and support, including customer portals and billing applications, as a private label service for a third party. This means that our services are branded with the other company's name, logo and other information, our live operators answer calls using the other company's name, and the other company's end user customers view the service as provided by that other company even though it is actually “powered by Glowpoint.” Glowpoint has been involved in a number of private label opportunities and currently provides branding of its services to six strategic global partners that serve 165 customers with these services and support from Glowpoint through their unique brands. These services account for approximately 38% of Glowpoint's total revenue for the nine months ended September 30, 2012. Many strategic global companies in the unified communications industry have recognized Glowpoint's value to their own sales and marketing efforts. These strategic partnerships are core to the Company's global sales strategy.
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

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended September 30, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011, as filed with the Commission with our Annual Report on Form 10-K filed on March 8, 2012.

Results of Operations
Nine and Three Months Ended September 30, 2012 (“2012 Period” and the "2012 Quarter," respectively) compared to Nine and Three Months Ended September 30, 2011 (“2011 Period” and the "2011 Quarter," respectively)
Revenue. Total revenue decreased $657,000, or 3.2%, in the 2012 Period to $20,107,000 from $20,764,000 in the 2011 Period. Total revenue decreased $268,000 or 3.9% in the 2012 Quarter to $6,561,000 from $6,829,000 in the 2011 Quarter. The following are the changes in the components of our revenue:

•
Revenue for Managed Services Combined, which represents subscription (monitoring and management) services generally tied to contracts of 12 months or more and usage based collaboration services, increased

3.9% to $9,705,000 and 1.3% to $3,204,000 in the 2012 Period and 2012 Quarter, respectively. Revenue for Managed Services Combined accounted for 48.3% of our total revenue in the 2012 Period compared to 45.0% for the 2011 Period. The increase in revenue for Managed Services Combined was primarily attributable to new customer acquisitions.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased 9.8% to $9,168,000 and 8.7% to $2,998,000 in the 2012 Period and 2012 Quarter, respectively. Revenue for network services accounted for 45.6% of total revenue in the 2012 Period compared to 48.9% for the 2011 Period. The decrease in revenue for network services was primarily attributable to customers disconnecting or transitioning to managed service in their portfolio of Glowpoint services. The trends in the economy, the commoditization of IP networking, along with the availability of converged networking services such that end users can purchase one network and use for all their unified communications applications to include video, have all contributed to the decline in these revenues for Glowpoint. We believe our network service revenue will continue to decline in the current year, although at a slower pace than the previous year.

•
Revenue for professional and other services, which represent non-recurring services, decreased 1.9% to $1,234,000 in the 2012 Period and increased 6.3% to $359,000 in the 2012 Quarter. Revenue for professional and other services accounted for 6.1% of revenue in the 2012 Period compared to 6.1% for the 2011 Period. The decrease in revenue for professional and other services in the 2012 Quarter was primarily attributable to a lower number of special projects for our wholesale partners.

	Nine Months Ended September 30, (in thousands)				Three Months Ended September 30, (in thousands)
	2012	2011	Increase (Decrease)	% Change	2012	2011	Increase (Decrease)	% Change
Revenue
Managed Services Combined	$9,705	$9,344	$361	3.9%	$3,204	$3,164	$40	1.3%
Network services	9,168	10,162	(994)	(9.8)	2,998	3,282	(284)	(8.7)
Professional and other services	1,234	1,258	(24)	(1.9)	359	383	(24)	(6.3)
Total revenue	$20,107	$20,764	$(657)	(3.2)%	$6,561	$6,829	$(268)	(3.9)%

Network and Infrastructure Expenses. Network and infrastructure expenses decreased 12.0% to $6,297,000 in the 2012 Period and 8.7% to $2,076,000 in the 2012 Quarter. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers. The decrease was primarily attributed to customers disconnecting or reducing their portfolio of Glowpoint services and the achievement of cost efficiencies exclusive of the lost customers.
Global Managed Services Expenses. Global managed services expenses decreased 7.2% to $5,262,000 in the 2012 Period and increased 0.2% to $1,801,000 in the 2012 Quarter. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. The decrease in the 2012 Period was primarily attributed to automation and efficiencies in use of capacity of platform.
Sales and Marketing Expenses. Sales and marketing expenses increased 12.4% to $2,954,000 in the 2012 Period and increased 35.7% to $1,090,000 in the 2012 Quarter. The increase in the 2012 Period and Quarter was primarily attributed to investments in expanding the sales force.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 4.9% to $4,384,000 in the 2012 Period and 16.1% to $1,732,000 in the 2012 Quarter. The increase in the 2012 Period and 2012 Quarter was primarily due to expenses related with the acquisition of Affinity.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 32.6% to $1,301,000 in the 2012 Period and 6.9% to $436,000 in the 2012 Quarter, due to purchases of property and equipment (as discussed in Note 13 to our consolidated financial statements attached hereto) exceeding the retirement of these assets.
Income (Loss) from Operations. Income from operations decreased by $240,000 in the 2012 Period to a $91,000 loss and $629,000 in the 2012 Quarter to a $574,000 loss. The primary drivers of the decrease were due to acquisition related expenses and a decline in revenue associated with professional services.
Interest and Other Expense. Interest and other expense in the 2012 Period was $76,000, which principally reflected $43,000 of interest charges from vendors and $33,000 of the amortization of financing charges related to our Revolving Loan Facility. Interest and other expense in the 2011 Period was $93,000, which principally reflected $47,000 of interest charges from vendors and $46,000 of the amortization of financing charges related to our Revolving Loan Facility.
Interest and other expense in the 2012 Quarter was $18,000, which principally reflected $14,000 of interest charges from vendors and $4,000 of the amortization of financing charges related to our Revolving Loan Facility. Interest and other expenses in the 2011 Quarter was $30,000, which principally reflected $15,000 of interest charges from vendors and $15,000 of the amortization of financing charges related to our Revolving Loan Facility.
Income Taxes. As a result of our current taxable income, we recorded a $5,000 provision for incomes taxes for certain minimum taxes in the 2012 Period. There was no provision recorded in the 2012 Quarter, 2011 Period or 2011 Quarter. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.
Income (Loss) from Continuing Operations. Income from continuing operations decreased by $223,000 to a $167,000 loss in the 2012 Period, and by $617,000 to a $592,000 loss in the 2012 Quarter. This increase was due to acquisition related expenses and a reduction in revenue as noted above.
Income from Discontinued Operations. Income from discontinued operations decreased by $29,000 to $0 in the 2012 Period and $11,000 to $0 in the 2012 Quarter. This decrease was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.
Net Income (Loss). Net Income decreased by $257,000 to a $172,000 loss or, or $(0.01) per basic and diluted share, in the 2012 Period. Net Income decreased by $628,000 to a $592,000 loss, or $(0.02) per basic and diluted share, in the 2012 Quarter. The primary drivers of the decrease were due to acquisition related expenses and a decline in professional services revenue.
Liquidity and Capital Resources
For the nine months ended September 30, 2012, we had a net loss of $172,000 and a positive cash flow from operations of $707,000. As of September 30, 2012, we had $1,650,000 of cash, positive working capital of $1,157,000 and an accumulated deficit of $164,871,000. In June 2012, the Company entered into the Second Loan Modification Agreement (as amended, the "Revolving Loan Facility") with Silicon Valley Bank ("SVB") pursuant to which the Company may borrow up to $5,000,000 for working capital purposes and under which we had unused borrowing availability of approximately $2,662,000 as of September 30, 2012 (as discussed in Note 10 to our consolidated financial statements attached hereto). In October 2012, the Revolving Loan facility with SVB was terminated in connection with repayment of outstanding amounts due and replaced with a revolving line of credit with Comerica Bank (the "Comerica Revolver") which will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00% and matures on April 1, 2014.

Also in October 2012, Loan and Security Agreements ("Loan Agreement") were entered into with Comerica Bank and Escalate Capital Partners SBIC I, L.P. (“Escalate”) in order to finance a portion of the Affinity acquisition (as discussed in Note 14 to our consolidated financial statements attached hereto). The Loan Agreement with Comerica Bank provided the Company with a $2.0 million term loan (the “Comerica Term Loan”) and will bear interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%. The Comerica Term Loan matures on November 1, 2015. The Loan Agreement with Escalate provided the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months and bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company will be obligated to pay dividends commencing on January 1, 2013.

Based primarily on our efforts to manage costs and our Loan Agreements and Comerica Revolver, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least November 30, 2013. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements.
Adjusted EBITDA
Adjusted EBITDA is defined as income (loss) from continuing operations before depreciation, amortization, interest expense, interest income, taxes, severance, acquisition costs and stock-based compensation. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations is shown below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(167)	$56	$(592)	$25
Depreciation and amortization	1,301	981	436	408
Amortization of financing costs	33	46	4	15
Interest expense	43	47	14	15
EBITDA	1,210	1,130	(138)	463
Stock-based compensation	448	181	229	34
Severance	—	351	—	340
Acquisition costs	480	—	480	—
Adjusted EBITDA	$2,138	$1,662	$571	$837

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 8, 2012. There have been no material changes to these risks during the three months ended September 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 24, 2012, the Company issued 25,000 shares of unregistered common stock to Monarch Capital Group, LLC ("MCG") in consideration of services rendered under the Consulting Agreement dated as of May 22, 2012 between the Company and MCG. In addition, on August 27, 2012, the Company issued 50,000 shares of unregistered common stock to ViewTrade Securities, Inc. ("ViewTrade") in consideration of services rendered under the Consulting Agreement dated as of May 25, 2012 between the Company and ViewTrade. The shares of common stock were issued to both consulting companies in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. Other than the foregoing, there have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

10.1
Agreement and Plan of Merger dated August 12, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012, and incorporated herein by reference)

10.2
Employment Agreement between Glowpoint, Inc. and Steven B. Peri, dated as of August 15, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2012, and incorporated herein by reference)

10.3
Employment Agreement between Glowpoint, Inc. and Alp Tolga Sakman, dated as of August 22, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012, and incorporated herein by reference)

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

GLOWPOINT, INC.
Date: November 8, 2012	By: /s/ Joseph Laezza
Joseph Laezza, Chief Executive Officer (principal executive officer)
Date: November 8, 2012	By: /s/ Tolga Sakman
Tolga Sakman, Chief Financial Officer (principal financial and accounting officer)