Form 10-K
period 2012-12-31
GLOWPOINT, INC.
filed 2013-04-01
CIK 746210

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the year ended December 31, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 0-25940

GLOWPOINT, INC.
(Exact name of registrant as specified in its Charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Mountain Avenue, Suite 301 Murray Hill, NJ	07974
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 855-3411

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (Title of Class)	NYSE MKT
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $32,430,000.

The number of shares of the Registrant’s common stock outstanding as of March 29, 2013 was approximately 28,654,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

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

PART I
Item 1. Business

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed visual communication services. Our services, delivered via our cloud-based OpenVideo® platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 600 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 3 to our consolidated financial statements attached hereto).

Glowpoint's core value proposition for customers includes the enablement of integration of their video deployment into the unified communications environment, allowing wide adoption and usage of video communications, increasing ROI and lowering the total cost of ownership. With its multi-tenant infrastructure in the cloud, Glowpoint provides an alternative to capital-intensive, premise-based infrastructure, which customers traditionally have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of video communications throughout their business. Glowpoint is a provider of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enable organizations to drive adoption.

Glowpoint, a Delaware corporation, was formed in May 2000. The Company operates in one segment and therefore segment information is not presented.

Glowpoint Services and Features

Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud and managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, Avaya, LifeSize (Logitech) or StarLeaf system or use any other third-party video communications software, may all take advantage of the Glowpoint OpenVideo® cloud regardless of their choice of network. Glowpoint's core services are offered as part of OpenVideo® to generate monthly recurring revenue for the Company.

OpenVideo® is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion. OpenVideo® combines years of best practices, experience and technology development into a video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, OpenVideo® is built around security protocols to ensure that enterprises and organizations of any size can communicate to any other desired video users in a secure, high-quality and reliable fashion.

Glowpoint's services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)

We provide end-to-end cloud and managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our four Video Network Operations Centers (VNOCs) located in the United States, in California, Colorado, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners' customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The Company also maintains Point-of Presence (POP) locations that house the technology and infrastructure along with the servers and database warehousing for the OpenVideo® platform and support systems of the business. There are currently three POPs, two of which are located in the United States (Newark, New Jersey and Chicago, Illinois) and one in the United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy and UPS (uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed for protection from earthquakes.

Network Services

In order to provide customers with access to the OpenVideo® cloud, Glowpoint maintains a dedicated video overlay network. We have partnered with Tier 1 MPLS providers to provide a global access footprint with flexible options to consume our suite of OpenVideo® services. Our OpenVideo® cloud is also connected to the Equinix Ethernet Carrier Exchange to provide native Layer 2 Ethernet services to enterprise customers.

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

With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo® cloud or bring bandwidth to OpenVideo® datacenters. Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint's OpenVideo® cloud. However, Glowpoint does not consider this a core driver or measurement of its market share in the cloud and managed video service industry.

Affinity Public Video Suites

Affinity public video suites provide remote access to video communication services for everyday business meetings and events. Virtually all of Affinity's services are based on commonly used architecture that integrates traditional video technology with real-time, proprietary interactive web tools for scheduling and managing a customer's meeting experience. Our primary service includes scheduling and management of a highly orchestrated business-class meeting for users wishing to rent video conference centers across the world for a professional meeting experience. As part of the extended offering beyond the physical office suite, we also enable participants who elect to use a mobile device to join a video conference from anywhere in the world through the Affinity Anywhere service. These services are sold to businesses in various markets as well as to resellers of communications services, through direct and indirect sales channels. The services are largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis.

Professional and Other Services

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

Cloud Architecture

Glowpoint’s OpenVideo® cloud is based on a Service Oriented Architecture (SOA) that enables us to create unique unified communication service offerings. SOA is a foundation framework that abstracts the physical layer from the service application to enable the virtualization of resources. Glowpoint’s cloud based video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid with a mix of public and private clouds.

Applications and Development

Built on top of our core cloud architecture, Glowpoint has a portfolio of applications that include conference scheduling, customer care and billing. Glowpoint has built its OpenVideo® cloud to support SIP, H.323 and Integrated Services Digital Network (ISDN) protocols using infrastructure from a variety of manufacturers.

Patents and Patents-Pending

The development of our “video as a service” applications and network architecture has resulted in a significant amount of intellectual property – from real-time metering and billing for video calls to intelligent call routing. We have also abandoned certain patent applications, determining that the likelihood of an award and the cost to obtain it versus the value of the potential award did not justify proceeding any further. While there can be no assurance that a patent will be awarded, we believe that our patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services.

We have been awarded four patents:

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

•
U.S. Patent No. 8,259,152 was awarded in September 2012 for our Video Call Distributor, which includes systems and methods for distributing high quality real time video calls over an IP Packet-Based Wide Area Network, leveraging existing routing rules and logic of a call management system.

Sales and Marketing

We currently sell our services through a direct sales force and indirect sales channels. As of December 31, 2012, we had 26 full-time employees engaged in sales and marketing. Our direct sales/account management team is responsible for developing  relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized corporations.  We also partner with agents to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as computer software, professional services, business services, manufacturing and financial services. Our indirect sales initiatives allow us to extend our reach to businesses of all sizes by developing alternative distribution channels. The efforts of our indirect sales group focus on partnering with resellers, such as system integrators and communications providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements.

We primarily focus our marketing efforts on direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

Customers

We have an enterprise customer base of more than 600 customers ranging from Fortune 100 companies, to federal, state and municipal governmental entities, to businesses and service professionals (e.g., accountants and lawyers) and non-profit organizations. Our top market segments at the end of 2012, listed in order of approximate contribution to revenue, were: consulting, 12%; banking and finance, 10%; engineering and construction, 10%; broadcast/media, 7%; manufacturing, 7%; and telecommunication providers, 6%. Two major customers / wholesale partners represented approximately 25% of our revenue for the fiscal year ended December 31, 2012.  A substantial reduction in use of our services or business failure by either of our major customers / wholesale partners could have a material adverse effect on us.

Employees

As of December 31, 2012, we had approximately 130 full-time employees. Of these employees, nine are involved in engineering and development, 75 in customer support and operations, 26 in sales and marketing, and 20 in corporate functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Strategy and Competitive Conditions

Industry

The video communications industry continues to transform. When Glowpoint was initially launched, videoconferencing was a niche industry with unproven technology and questionable quality. We set out to capitalize on that by offering a high-quality, IP-based, reliable service. Today, video communications, especially in the form of telepresence, is becoming a more mainstream, mission-critical technology. “Telepresence” (sometimes referred to as “immersive video”) provides an experience that represents what Glowpoint has been delivering since soon after its launch: high quality, easy to use video communications where the technology does not interfere with the purpose of the meeting. The most popular representation of telepresence is a specially designed room configured to support a “true to life” meeting environment. Everything from multiple monitors, special furniture, strategic camera placement and sound panels are deployed to create an immersive experience so that participants feel as though they are all sitting in the same physical room even though they may be continents apart. Entrance into the telepresence market by high-profile vendors with vast marketing budgets like Cisco Systems, and the consolidation of some traditional videoconferencing equipment manufacturers (e.g., Cisco’s acquisition of Tandberg, Logitech’s acquisition of LifeSize Communications and Polycom’s acquisition of HP’s video business) have, we believe, validated our business plan and brought new energy and interest to the video communications industry.

Currently, we view the video communications industry as being segregated into multiple categories, each of which represents a potential partner and/or customer for Glowpoint’s portfolio of services:

•	Unified Communications Equipment Manufacturers;

•	Network Operators and Service Providers;

•	Managed Service/Conferencing Services Providers; and

•	Systems Integrators.

Unified Communications Equipment Manufacturers: Manufacturers of videoconferencing and telepresence equipment focus on selling video endpoint, room, and infrastructure equipment. With the introduction of HD and telepresence, the manufacturers are recognizing that, as part of offering these more complex solutions, there is increased demand for services to not only enable adoption, but to expand the use and applications beyond internal use. Additionally, alternatives to purchasing one’s own infrastructure and using a cloud based hosted model are becoming increasingly popular among businesses that are interested in managing total cost of ownership (TCO) and allowing the service providers to deal with interoperability and technology advancements for them. Therefore there is an inherent need to partner with experienced service providers like Glowpoint, who make it seamless for customers to buy and use the manufacturer’s products on their own terms.  Glowpoint’s managed services and cloud based OpenVideo® platform provide purchasers of this equipment these critical options.

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

Managed Service/Conferencing Services Providers: A number of companies, including some equipment resellers, network providers and audio conferencing service providers, offer videoconferencing services almost exclusively focused on multipoint conferencing (i.e., bringing multiple locations into one video call). Glowpoint offers a full suite of cloud and managed video services and is competitive with other providers in this space.

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

An “evergreen” video infrastructure in the cloud enables the enterprises to get the best possible video experience from their endpoints, while avoiding overcapacity issues by providing a flexible usage model. It also removes one of the traditional barriers for video adoption in small and medium business (SMB) segment: the cost of premise-based infrastructure per endpoint is prohibitively high for video deployments of less than 10. By moving them from a capital expenditure model to a recurring operating expense model, Glowpoint eases the path for faster video adoption among SMBs.

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

Competition

For the sale of our managed services, we mainly compete against select telecommunications carriers and videoconferencing equipment resellers and integrators. These carrier competitors, which include British Telecom (BT)/BT Conferencing, AT&T, Verizon and Telus, mainly compete on the basis of offering network and a converged solution of data, voice and video. Other competitors have evolved from the audio/visual integration industry or videoconferencing equipment resale industry, including York Telecom, Providea, BCS Global and AVI-SPL. Additionally, the market has attracted some VC-backed or other private start-ups that offer hosted bridging solutions, including Blue Jeans Networks and Vidtel. We view the entry of new players into the market as a net positive, validating the industry, while creating awareness around managed services and viral adoption of video communications.

It is important to note that our competition offers a subset of what we offer from a managed services perspective, through our OpenVideo® cloud. Glowpoint differentiates itself based on its full suite of superior cloud and managed video services delivered with a primary focus on video and resulting superior expertise, flexibility, and responsiveness to customer demands. These services are unique based on our intellectual property, user interfaces and capabilities that Glowpoint has built over the years. Glowpoint has partnered with a number of would-be competitors with the intent of selling our managed video services to be delivered over their networks or as a complement to their offerings.

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

Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from existing levels of cash and operations, including our revolving loan facility, to finance our operational requirements through at least March 31, 2014. Our capital requirements continue to depend on numerous factors, including the timing of revenues, the expense involved in development of our systems and products, realizing cost reductions on our technology, capital improvements and the cost involved in protecting our proprietary rights. If we are unable to maintain profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors. Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We may fail to comply with covenants contained in our agreements with our Lenders.

The Company is currently in compliance with all of its financial covenants under its October 1, 2012 loan agreements with Comerica Bank and Escalate Capital Partners SBIC I, L.P, as amended. The company recently amended its covenants under such loan agreements to more accurately reflect the Company's financial capabilities and anticipated operations. In the future, if the Company were to violate any of its covenants under its loan agreements, and it were unable to further amend its loan agreements, any such violations could cause an acceleration of the indebtedness under the loan agreements. An acceleration of the indebtedness under the loan agreements would have a material adverse effect on the Company's financial condition and results of operations.

We have a history of substantial net losses and we may incur future net losses, which may cause a decrease in our stock price.

While we generated net income for fiscal year 2012 and 2011, we reported a substantial loss from operations in all prior years since 2000. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not remain profitable in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining funds to continue our operations.

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

We rely on other companies to supply some components of our network infrastructure and the means to access our network. Some of the products and services that we resell and certain components that we require for our network are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the time frames that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition and results of operations.

Our network could fail, which could negatively impact our revenues.

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our channels' and customers' data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized accessor cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

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

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their comparatively lower accounting and control costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2012, two major customer / wholesale partners represented approximately 25% of our revenue. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filling for chapter 11 bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We experience material disconnections of our services and may not be able to replace the lost revenue by sales to our current customers or by adding significant new customers.

Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. This need is made more critical as the company experiences disconnections of services, which may occur if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for chapter 11 bankruptcy court protection against unsecured creditors.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of our services to our customers. The average contract term length for our current customers that are under contract is approximately 21 months and changes as we add, remove, or renew contracts with customers. Termination of services in our existing agreements require a minimum of 30 days notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with Glowpoint includes an auto-renewal clause for a minimum of 12 months at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement. Approximately 36% of our current revenues are subject to master agreements with termination rights and liabilities that range from a minimum of 3 to 12 months early termination penalties in the event of early termination prior to contract expiration.

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

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the NYSE MKT under the symbol “GLOW.” Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot ensure that you will be able to find a buyer for your shares. We cannot ensure that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also fail to satisfy the standards for continued exchange listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include our services mix, development time line and the rate at which customers accept our services offerings. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 430 Mountain Avenue, Murray Hill, New Jersey 07974. These premises consist of approximately 22,000 square feet of leased office space. Our lease expires on January 31, 2014. The base rent for the premises is approximately $366,000 per annum. In addition, we are obligated to pay our share of the landlord’s operating expenses. The Murray Hill premises house our corporate functions and our network operations center. In addition to our headquarters, we lease technical facilities (i) in Ventura, California that house our bridging services group, help desk and technical personnel in approximately 5,000 square feet, the base rent of which is approximately $101,000 per annum plus our share of the landlord's operating expenses, (ii) in Conshohocken, Pennsylvania that house our dedicated support services group in approximately 5,000 square feet, the base rent of which is approximately $134,000 per annum, and (iii) as a result of our acquisition of Affinity we have a facility in Denver, Colorado that houses additional support service, the base rent of which is $14,000 on a month to month basis. We are currently negotiating a lease for a new office location in Denver.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 15, 2011, Glowpoint’s securities began trading on the NYSE MKT (formerly Amex) under the symbol “GLOW.”

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

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2011 and 2012, based upon information obtained from the OTCBB and NYSE MKT. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint Common Stock
	High	Low
Year Ended December 31, 2011
First Quarter	$2.60	$1.90
Second Quarter	2.25	1.96
Third Quarter	2.34	2.00
Fourth Quarter	2.40	2.00
Year Ended December 31, 2012
First Quarter	$3.03	$2.51
Second Quarter	2.64	2.03
Third Quarter	2.34	2.05
Fourth Quarter	2.25	1.79

On March 29, 2013, the closing sale price of our common stock was $1.47 per share as reported on the NYSE MKT, and 28,654,639 shares of our common stock were held by approximately 106 holders of record. American Stock Transfer & Trust Company of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of dividends may be limited by financing arrangements to which we are currently a party or which we may enter into in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 1, 2012, the Company issued 100,000 shares of unregistered common stock to Burnham Hill Partners, LLC ("BHP") in consideration of services rendered under the Consulting Agreement dated as of September 28, 2012 between the Company and BHP.  The shares of common stock were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. Other than the foregoing, there have been no sales of securities during the fiscal year that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any Glowpoint securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2012.

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of securities to be issued under all of our equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise prices as of December 31, 2012. All securities were issued under approved equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a))
Equity compensation plans approved by security holders	1,757,067	$3.07	321,118

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed visual communication services. Our services, delivered via our cloud-based OpenVideo® platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 600 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally

During 2012, we continued our strategy to transition Glowpoint to a cloud-based services company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions based on ourOpenVideo® architecture. Our continuing operations reflect only our meeting solutions. As a result and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for 2012 include:

•	Generated 4.5% growth in our net revenues over 2011,

•	Expanded our services and customer base by over 1,000 customers through the acquisition of Affinity,

•	Launched OpenVideo Room as our next generation platform for reservationless video conferencing.

Our primary corporate objectives in 2013 are focused on continuing to:

•
Expand our global distribution through a more focused sales approach, add new agents, resellers and strategic alliances with service providers worldwide, in order to further our market reach and accelerate customer awareness and adoption of our services;

•	Develop and release additional upgrades and enhancements to OpenVideo® to increase functionality, improve competitive positioning and grow market opportunities; and

•	Transition our network-only customers to a more converged set of services that provide a richer, more productive user experience.

We believe these strategic initiatives will increase the addressable market opportunity for Glowpoint and our solutions.

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

Long-Lived Assets. We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value.  No impairment losses were recorded during 2012 and 2011 except for the amounts discussed below under capitalized software costs.

Capitalized Software Costs.  The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. During 2011 we recorded an impairment loss of $23,000 for certain costs previously capitalized. No related impairment losses were recorded during 2012.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2012 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Intangible Assets. Intangible assets include acquired customer relationships, affiliate network and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Results of Operations
Year Ended December 31, 2012 (“2012 Year”) versus Year Ended December 31, 2011 ("2011 Year")
Revenue. Total revenue increased $1,264,000, or 4.5%, in the 2012 Year to $29,070,000 from $27,806,000 in the 2011 Year. The following are the changes in the components of our revenue:

•
Revenue for Managed Services Combined, which represents subscription (monitoring and management) services generally tied to contracts of 12 months or more and usage based collaboration services, increased 16.5% to $14,932,000 in the 2012 Year, from $12,816,000 in the 2011 Year. Revenue for Managed Services Combined accounted for 51.4% of our total revenue in the 2012 Year compared to 46.1% for the 2011 Year. The increase in revenue for Managed Services Combined was primarily attributable to the acquisition of Affinity.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased 7.6% to $12,366,000 in the 2012 Year from $13,387,000 in the 2011 Year. Revenue for network services accounted for 42.5% of total revenue in the 2012 Year compared to 48.1% for the 2011 Year. The decrease in revenue for network services was primarily attributable to customers disconnecting or transitioning to managed service in their portfolio of Glowpoint services.

•
Revenue for professional and other services, which represent non-recurring services, increased 10.5% to $1,772,000 in the 2012 Year from $1,603,000 in the 2011 Year. Revenue for professional and other services accounted for 6.1% of revenue in the 2012 Year compared to 5.8% for the 2011 Year. The increase in revenue for professional and other services was primarily attributable to the acquisition of Affinity.

	Year Ended December 31, (in thousands)
	2012	2011	Increase (Decrease)	% Change
Revenue
Managed Services Combined	$14,932	$12,816	$2,116	16.5%
Network services	12,366	13,387	(1,021)	(7.6)
Professional and other services	1,772	1,603	169	10.5
Total revenue	$29,070	$27,806	$1,264	4.5%

Network and Infrastructure Expenses. Network and infrastructure expenses increased 1.3% to $9,513,000 in the 2012 Year from $9,388,000 in the 2011 Year. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers. The increase was primarily attributed to the acquisition of Affinity.
Global Managed Services Expenses. Global managed services expenses increased 1.7% to $7,477,000 in the 2012 Year from $7,350,000 in the 2011 Year. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. The increase was primarily attributed to the acquisition of Affinity.
Sales and Marketing Expenses. Sales and marketing expenses increased 19.2% to $4,180,000 in the 2012 Year from $3,506,000 in the 2011 Year. The increase was primarily attributed to investments in expanding the sales force.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased 13.3% to $6,411,000 in the 2012 Year from $5,656,000 in the 2011 Year. The increase was primarily due to expenses related with the acquisition of Affinity.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 45.2% to $2,085,000 in the 2012 Year from $1,436,000 in the 2011 Year, due to purchases of property and equipment exceeding the retirement of these assets.
Income (Loss) from Operations. Income from operations decreased by $1,066,000 in the 2012 Year to a $596,000 loss from $470,000 income in the 2011 Year. The primary drivers of the decrease were due to acquisition related expenses of $857,000 and a decline in revenue associated with network services.
Interest and Other Expense. Interest and other expense in the 2012 Year was $574,000, which principally reflected $421,000 of interest charges on outstanding debt (see new debt acquired as discussed in Note 6 to our consolidated financial statement attached hereto) and $153,000 of the amortization of financing charges related to our Revolving Loan Facility and other debt. Interest and other expense in the 2011 Year was $129,000, which principally reflected $67,000 of interest charges from vendors and $62,000 of the amortization of financing charges related to certain private placement transactions in the Company completed during the 2011 Year.
Income (Loss) from Continuing Operations. Income from continuing operations decreased by $1,511,000 to a $1,170,000 loss in the 2012 Year from $341,000 in the 2011 Year. This decrease was due to acquisition related expenses of $857,000 and a reduction in revenue as noted above.
Income from Discontinued Operations. Income from discontinued operations decreased by $28,000 to $0 in the 2012 Year from $28,000 in the 2011 Year. This decrease was a result of the transfer of our ISDN resale business completed in the third quarter of 2011.
Income Taxes. As a result of our current taxable income, a $2,221,000 benefit from income taxes was recorded for the tax benefit related to the amortization of the intangible assets acquired through Affinity in the 2012 Year. There was no provision recorded in the 2011 Year. Any deferred tax asset that would be related to our losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.
Net Income (Loss). Net Income increased by $682,000 to $1,051,000 or, or $0.04 per basic and diluted share, in the 2012 Year. The primary drivers of the increase were due to the tax benefit as noted above.
Liquidity and Capital Resources

For the year ended December 31, 2012, we had net income of $1,051,000 and a positive cash flow from operations of $821,000. As of December 31, 2012, we had $2,218,000 of cash, positive working capital of $711,000 and an accumulated deficit of $163,648,000. In June 2012, the Company entered into the Second Loan Modification Agreement (as amended, the "Revolving Loan Facility") with Silicon Valley Bank ("SVB") pursuant to which the Company may borrow up to $5,000,000 for working capital purposes (as discussed in Note 6 to our consolidated financial statements attached hereto). In October 2012, the Revolving Loan facility with SVB was terminated in connection with repayment of outstanding amounts due and replaced with a revolving line of credit with Comerica Bank (the "Comerica Revolver") pursuant to which the Company can borrow, for working capital needs an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3.0 million. The Comerica Revolver bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00% and matures on April 1, 2014. As of December 31, 2012, we had unused borrowing availability of approximately $2,220,000.

Also in October 2012, Loan and Security Agreements ("Loan Agreement") were entered into with Comerica Bank and Escalate Capital Partners SBIC I, L.P. (“Escalate”) in order to finance a portion of the Affinity acquisition (as discussed in Note 3 to our consolidated financial statements attached hereto). The Loan Agreement with Comerica Bank provided the Company with a $2.0 million term loan (the “Comerica Term Loan”) and bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%. The Comerica Term Loan matures on November 1, 2015. The Loan Agreement with Escalate provided the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months and bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. On March 28, 2013, the Company and Comerica Bank mutually agreed to amend the Loan and Security Agreement, dated as of October 1, 2012 (the “Amendment”), which Amendment required the consent of Escalate Capital Partners SBIC I, L.P. ("Escalate").  In consideration of Escalate's consent to the Amendment and entrance into an Affirmation, the Company issued 100,000 shares of its common stock to Escalate.  The Amendment established revised financial covenants for future minimum levels of liquidity and EBITDA to be more consistent with the Company's continuing operations.  The financial covenants affected by the Amendment were (i) the total funded debt to adjusted EBITDA ratio, (ii) the senior funded debt to adjusted EBITDA ratio and (iii) the fixed charge coverage ratio.  The Amendment also added two new financial covenants, a minimum cash requirement and an extraordinary expenses limitation.  Further, the Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of the Revolving Line or the Borrowing Base, less in each case any amount outstanding under the Comerica Revolver up to $1,500,000.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company is not obligated to pay dividends on a current basis, however, must accrue them. The Company has commenced accruing dividends as of January 1, 2013 and is expected to be $420,000 for 2013.

Based primarily on our efforts to manage costs and our Loan Agreements, as amended, and Comerica Revolver, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2014. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Cash Flows

At December 31, 2012, we had positive working capital of $711,000, compared to positive working capital of $477,000 at December 31, 2011, an increase of $234,000. We had $2,218,000 in cash at December 31, 2012, compared to $1,818,000 at December 31, 2011, an increase of $400,000.

Net cash provided by operating activities was $821,000 for the 2012 Year.  The primary components of the funds were payments of $393,000 to reduce accrued expenses and sales taxes and regulatory fees, $316,000 decrease in prepaid expense and other current assets, and a $410,000 decrease in accounts receivable.

Cash used in investing activities in the 2012 Year was $8,291,000, which includes $7,562,000 for the acquisition of Affinity's assets and liabilities plus $740,000 for the purchase of property, equipment and leasehold improvements.

Cash provided by financing activities in the 2012 Year was comprised of $7,870,000, which includes $205,000 of costs related to our capital leases offset by $30,000 proceeds from a revolving loan facility and $8,033,000 net proceeds from long-term debt.

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

	Year Ended December 31,
	2012	2011	Increase (Decrease)
Income (loss) from continuing operations	$(1,170)	$341	$(1,511)
Depreciation and amortization	2,085	1,436	649
Amortization of financing costs	153	62	91
Interest expense	421	67	354
EBITDA	1,489	1,906	(417)
Stock-based compensation	678	232	446
Severance	48	349	(301)
Acquisition costs	857	—	857
Adjusted EBITDA	$3,072	$2,487	$585

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.
Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This standard is effective for annual interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The company's adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Glowpoint’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Glowpoint will file with the Commission a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2012. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2012. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2012. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2012. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2012. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits:
A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 24 of this Form10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2012, and incorporated herein by reference).

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

4.6
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

4.9
Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of October 1, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference).

10.1#	Glowpoint, Inc. 2000 Stock Incentive Plan (filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated herein by reference).
10.2
Form of Series A Convertible Stock Purchase Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.3
Form of Registration Rights Agreement, dated as of November 25, 2008, between Glowpoint and the purchasers set forth therein (Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.4
Form of Note Exchange Agreement, dated November 25, 2008, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008, and incorporated herein by reference).

10.5
Form of Series A-1 Convertible Stock Purchase Agreement, dated as of March 16, 2009, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.6
Amendment No. 1 to Registration Rights Agreement, dated February 19, 2009 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.7
Form of Note Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.8
Form of Securities Purchase Agreement, dated March 16, 2009, between Glowpoint and the holder set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.9
Form of Series A Preferred Consent and Exchange Agreement, dated March 16, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009, and incorporated herein by reference).

10.10
Form of Series A-1 Preferred Consent and Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.11
Form of Warrant Exchange Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.12
Form of Registration Rights Agreement, dated August 11, 2009, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2009, and incorporated herein by reference).

10.13
Form of Series B Stock Purchase Agreement, dated as of March 29, 2010, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.14
Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.15
Form of Series A-2 Preferred Consent Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010, and incorporated herein by reference).

10.16
Master Subcontracting Agreement between Polycom, Inc. and Glowpoint, Inc., dated November 26, 2007 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.17#
Form of Restricted Stock Award Agreement and Schedule of Recently Reported Restricted Stock Awards (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.18
Loan and Security Agreement, dated as of June 16, 2010, between Glowpoint and Silicon Valley Bank (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010, and incorporated herein by reference).

10.19#
Amended and Restated Employment Agreement dated August 30, 2010 between Glowpoint, Inc. and Joseph Laezza (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010, and incorporated herein by reference).

10.20
Form of Series B Stock Purchase Agreement, dated as of September 30, 2010, between Glowpoint and the purchasers set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.21
Form of Series A-2 Preferred Exchange Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.22
Form of Series A-2 Preferred Consent Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, and incorporated herein by reference).

10.23#
Employment Agreement between Glowpoint and John R. McGovern, dated as of December 23, 2010 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference).

10.24
First Loan Modification Agreement dated as of April 28, 2011 between Glowpoint, Inc. and Silicon Valley Bank (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and incorporated herein by reference).

10.25
Purchase Agreement dated as of May 20, 2011 between Glowpoint, Inc., Avaya Inc., Avaya UK and Avaya Canada Corp. (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2011, and incorporated herein by reference).

10.26#
Glowpoint, Inc. 2007 Stock Incentive Plan, as amended through June 1, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011, and incorporated herein by reference).

10.27
Series B Preferred Consent and Exchange Agreement, by and among Glowpoint and certain holders of Series B Preferred Stock, dated August 3, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, and incorporated herein by reference).

10.28
Stockholders Agreement, by and among Glowpoint and holders of Series B-1 Preferred Stock, dated August 3, 2011 (filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, and incorporated herein by reference).

10.29	Consulting Agreement between Glowpoint and Jon A. DeLuca, dated as of September 1, 2010.
10.30#
Form of Stock Option Award Agreement(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference).

10.31#
Form of Restricted Stock Award Agreement(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference).

10.32#
Amended and Restated Employment Agreement with Joseph Laezza, dated March 12, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference).

10.33#
Board of Directors Compensation Plan, as adopted on March 12, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2012, and incorporated herein by reference).

10.34#
Amended and Restated Employment Agreement with Michael S. Hubner, dated March 12, 2012(filed as an exhibit to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012, and incorporated herein by reference).

10.35
Second Loan Modification Agreement dated as of June 12, 2012 between Glowpoint, Inc. and Silicon Valley Bank(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2012, and incorporated herein by reference).

10.36#
Employment Agreement between Glowpoint, Inc. and Steven B. Peri, dated as of August 15, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012, and incorporated herein by reference).

10.37#
Employment Agreement between Glowpoint, Inc. and Alp Tolga Sakman, dated as of August 22, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012, and incorporated herein by reference).

10.38
Registration Rights Agreement between Glowpoint, Inc. and Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of October 1, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference).

10.39
Loan and Security Agreement between Glowpoint, Inc. and Comerica Bank, dated as of October 1, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference).

10.40
Loan and Security Agreement between Glowpoint, Inc. and Escalate Capital Partners SBIC I, L.P., dated as of October 1, 2012(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012, and incorporated herein by reference).

10.41#
Separation Agreement and General Release between Glowpoint, Inc. and Joseph Laezza, dated as of January 13, 2013(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2013, and incorporated herein by reference).

10.42#
Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 13, 2013(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2013, and incorporated herein by reference).

10.43#
Separation Agreement and General Release between Glowpoint, Inc. and Tolga Sakman, dated as of March 22, 2013 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2013, and incorporated herein by reference).

10.44#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013(filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2013, and incorporated herein by reference).

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

April 1, 2013

GLOWPOINT, INC.

By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Holst and Steven Peri jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 1st day of April 2013 in the capacities indicated.

/s/ Peter Holst	Chief Executive Officer and President (Principal Executive and Financial Officer)
Peter Holst

/s/ Jon A. DeLuca	Director and Chairman of the Board
Jon A. DeLuca

/s/ Kenneth Archer	Director
Kenneth Archer

/s/ Grant Dawson	Director
Grant Dawson

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
April 1, 2013

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$2,218	$1,818
Accounts receivable, net (including related party amounts of $32 and $42, respectively)	4,047	2,520
Prepaid expenses and other current assets	897	330
Total current assets	7,162	4,668
Property and equipment, net	4,256	4,738
Goodwill	9,900	—
Intangibles, net	7,256	—
Other assets	742	59
Total assets	$29,316	$9,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,397	$750
Current portion of capital lease	240	177
Accounts payable (including related party amounts of $13 and $0, respectively)	2,384	1,382
Accrued expenses (including related party amounts of $15 and $0, respectively)	1,672	1,024
Accrued sales taxes and regulatory fees	398	434
Customer deposits	205	139
Net current liabilities of discontinued operations	—	50
Deferred revenue	155	235
Total current liabilities	6,451	4,191
Long term liabilities:
Capital lease, net of current portion	231	334
Long term debt, net of current portion	9,631	—
Total long term liabilities	9,862	334
Total liabilities	16,313	4,525
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 and 100 shares issued and outstanding at December 31, 2012 and 2011, respectively, liquidation preference of $10,000	$10,000	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 and 94 shares issued and outstanding at December 31, 2012 and 2011, respectively, and liquidation preference of $396 and $704, respectively	167	297
Common stock, $.0001 par value;150,000,000 shares authorized; 28,886,999 and 25,180,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	166,481	159,339
Accumulated deficit	(163,648)	(164,699)
Total stockholders’ equity	13,003	4,940
Total liabilities and stockholders’ equity	$29,316	$9,465

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2012	2011
Revenue (including related party amounts of $210 and $296, respectively)	$29,070	$27,806
Operating expenses:
Network and infrastructure	9,513	9,388
Global managed services	7,477	7,350
Sales and marketing	4,180	3,506
General and administrative (including related party amounts of $558 and $294, respectively)	6,411	5,656
Depreciation and amortization	2,085	1,436
Total operating expenses	29,666	27,336
Income (loss) from operations	(596)	470
Interest and other expense:
Interest expense, net	421	67
Amortization of deferred financing costs	153	62
Total interest and other expense, net	574	129
Income (loss) from continuing operations	(1,170)	341
Income from discontinued operations	—	28
Income (loss) before provision for income taxes	(1,170)	369
Benefit from income taxes	(2,221)	—
Net income	$1,051	$369

Net income per share:
Continuing operations	$0.04	$0.02
Discontinued operations	$—	$—
Basic net income per share	$0.04	$0.02

Continuing operations	$0.04	$0.02
Discontinued operations	$—	$—
Diluted net income per share	$0.04	$0.02

Weighted average number of common shares:
Basic	25,254	22,286
Diluted	26,656	23,363

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2012 and 2011
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2011	100	$10,000	1,059	$3,354	21,354	$9	$154,410	$(165,068)	$2,705
Net income	—	—	—	—	—	—	—	369	369
Stock-based compensation	—	—	—	—	—	—	234	—	234
Issuance of restricted stock	—	—	—	—	335	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(90)	—	—	—	—
Preferred stock conversion	—	—	(965)	(3,057)	2,413	—	3,057	—	—
Exercise of options	—	—	—	—	39	—	—	—	—
Property and equipment purchased with common stock	—	—	—	—	769	—	1,581	—	1,581
Warrant exchange	—	—	—	—	360	—	—	—	—
Settlement of liabilities with restricted stock and stock options	—	—	—	—	—	—	51	—	51
Adjustment to par value	—	—	—	—	—	(6)	6	—	—
Balance at December 31, 2011	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	$4,940
Net income	—	—	—	—	—	—	—	1,051	1,051
Stock-based compensation	—	—	—	—	—	—	678	—	678
Issuance of restricted stock	—	—	—	—	833	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(275)	—	—	—	—
Stock issued in connection with Affinity acquisition	—	—	—	—	2,646	—	5,503	—	5,503
Stock issued in connection with financing	—	—	—	—	345	—	718	—	718
Stock issued to broker in connection with Affinity acquisition	—	—	—	—	50	—	104	—	104
Preferred stock conversion	—	—	(41)	(130)	102	—	130	—	—
Exercise of options	—	—	—	—	5	—	9	—	9
Balance at December 31, 2012	100	$10,000	53	$167	28,886	$3	$166,481	$(163,648)	$13,003

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2012	2011
Cash flows from Operating Activities:
Net income	$1,051	$369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,085	1,436
Bad debt expense	84	102
Amortization of deferred financing costs	153	62
Loss on disposal of equipment	17	35
Stock-based compensation	678	234
Shares issued in connection with acquisition	104	—
Deferred tax benefit	(2,221)	—
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(410)	84
Prepaid expenses and other current assets	(316)	47
Other assets	22	(38)
Accounts payable	31	(951)
Accrued expenses, sales taxes and regulatory fees	(393)	(584)
Customer deposits	66	(103)
Deferred revenue	(80)	(6)
Net cash provided by operating activities – continuing operations	871	687
Net cash (used in) provided by operating activities - discontinued operations	(50)	65
Net cash provided by operating activities	821	752
Cash flows from Investing Activities:
Proceeds from sale of equipment	11	12
Cash paid for acquisition costs, net of acquired cash	(7,562)	—
Purchases of property and equipment	(740)	(940)
Net cash used in investing activities	(8,291)	(928)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	12	—
Principal payments for capital lease	(205)	(41)
Proceeds from revolving loan facility	30	—
Proceeds from long-term debt, net of $467 of related expenses	8,033	—
Net cash provided by (used in) financing activities	7,870	(41)
Increase (decrease) in cash and cash equivalents	400	(217)
Cash at beginning of period	1,818	2,035
Cash at end of period	$2,218	$1,818

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$421	$67
Non-cash investing and financing activities:
Settlement of liabilities with restricted stock and stock options	$—	$51
Property and equipment purchased with common stock	$—	$1,581
Acquisition of network equipment under capital lease	$168	$552
Preferred stock conversion	$130	$3,057
Common stock issued in connection with acquisition	$5,607	$—
Common stock issued in connection with financing	$718	$—

See accompanying notes to consolidated financial statements.
-F 5-

GLOWPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 - The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed visual communication services. Our services, delivered via our cloud-based OpenVideo® platform (as discussed in further detail below), are securely accessible via any network (private or public) and are technology-agnostic. The Company delivers services to more than 600 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 3).

Glowpoint's core value proposition for customers includes the enablement of integration of their video deployment into the unified communications environment, allowing wide adoption and usage of video communications, increasing ROI and lowering the total cost of ownership. With its multi-tenant infrastructure in the cloud, Glowpoint provides an alternative to capital-intensive, premise-based infrastructure, which customers traditionally have had to purchase for the video environment to function, as well as the tools and services to enable wide adoption of video communications throughout their business. Glowpoint is a provider of managed video and global video exchange services that provide businesses and service providers a way to link together their “islands of video” across third party private networks and enable organizations to drive adoption.

Glowpoint, a Delaware corporation, was formed in May 2000. The Company operates in one segment and therefore segment information is not presented.

Glowpoint Services and Features

Traditionally, video has presented challenges by presenting a complex maze of systems and networks that must be navigated through and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud and managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, Avaya, LifeSize (Logitech) or StarLeaf system or use any other third-party video communications software, may all take advantage of the Glowpoint OpenVideo® cloud regardless of their choice of network. Glowpoint's core services are offered as part of OpenVideo® to generate monthly recurring revenue for the Company.

OpenVideo® is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion. OpenVideo® combines years of best practices, experience and technology development into a video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, OpenVideo® is built around security protocols to ensure that enterprises and organizations of any size can communicate to any other desired video users in a secure, high-quality and reliable fashion.

Glowpoint's services are categorized as follows:

Monitoring & Management Services and Collaboration Services (“Managed Services Combined”)

We provide end-to-end cloud and managed services for telepresence, conference room, desktop, mobile solutions, and video infrastructure. We have a team of video experts utilizing the latest in remote management technologies. These engineering and operational customer support resources operate out of our four Video Network Operations Centers (VNOCs) located in the United States, in California, Colorado, Pennsylvania, and New Jersey. These VNOC facilities provide global 24/7 support to our network and managed service customers, including our wholesale branded partners'

-F 6-

customers.  The primary functions of these operational resources located in these centers are customer service, conference production, network operation monitoring and remediation, and help desk technical support.

The Company also maintains Point-of Presence (POP) locations that house the technology and infrastructure along with the servers and database warehousing for the OpenVideo platform and support systems of the business. There are currently three POPs, two of which are located in the United States (Newark, New Jersey and Chicago, Illinois) and one in the United Kingdom (London), with additional POPs planned as needed. These carrier-neutral data centers are co-location facilities where network equipment that serves our video infrastructure is housed and acts as shared or dedicated infrastructure for our business customers. The POPs provide power redundancy and UPS (uninterrupted Power Supply) systems, which are constantly monitored and maintained. They also have physical security, flood controls, fire detection and suppression systems and are structurally designed for protection from earthquakes.

Network Services

In order to provide customers with access to the OpenVideo® cloud, Glowpoint maintains a dedicated video overlay network. We have partnered with Tier 1 MPLS providers to provide a global access footprint with flexible options to consume our suite of OpenVideo® services. Our OpenVideo® cloud is also connected to the Equinix Ethernet Carrier Exchange to provide native Layer 2 Ethernet services to enterprise customers.

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

With our network services, we provide customers with the flexibility to either source the entire network from a single provider, maintain existing network and extend a logical connection to the OpenVideo® cloud or bring bandwidth to OpenVideo® datacenters. Although a declining component of our revenue stream, we believe that network services will continue to be an integral part of our revenue mix in the future, driven by new connectivity needs to connect and peer with Glowpoint's OpenVideo® cloud. However, Glowpoint does not consider this a core driver or measurement of its market share in the cloud and managed video service industry.

Affinity Public Video Suites

Affinity public video suites provide remote access to video communication services for everyday business meetings and events. Virtually all of Affinity's services are based on commonly used architecture that integrates traditional video technology with real-time, proprietary interactive web tools for scheduling and managing a customer's meeting experience. Our primary service includes scheduling and management of a highly orchestrated business-class meeting for users wishing to rent video conference centers across the world for a professional meeting experience. As part of the extended offering beyond the physical office suite, we also enable participants who elect to use a mobile device to join a video conference from anywhere in the world through the Affinity Anywhere service. These services are sold to businesses in various markets as well as to resellers of communications services, through direct and indirect sales channels. The services are largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users. In addition, through our distribution partners, we may also offer our services on a software license basis.

Professional and Other Services

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

-F 7-

Note 2 - Liquidity, Basis of Presentation and Summary of Significant Accounting Policies

Liquidity
For the year ended December 31, 2012, we had a net income of $1,051,000 and net cash provided by operating activities of $821,000. As of December 31, 2012, we had $2,218,000 of cash, positive working capital of $711,000 and an accumulated deficit of $163,648,000. In June 2012, the Company entered into the Second Loan Modification Agreement (as amended, the "Revolving Loan Facility") with Silicon Valley Bank ("SVB") pursuant to which the Company may borrow up to $5,000,000 for working capital purposes (as discussed in Note 6). In October 2012, the Revolving Loan facility with SVB was terminated in connection with repayment of outstanding amounts due and replaced with a revolving line of credit with Comerica Bank (the "Comerica Revolver") pursuant to which the Company can borrow, for working capital needs an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3.0 million. The Comerica Revolver bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00% and matures on April 1, 2014. As of December 31, 2012, we had unused borrowing availability of approximately $2,220,000.

Also in October 2012, Loan and Security Agreements ("Loan Agreement") were entered into with Comerica Bank and Escalate Capital Partners SBIC I, L.P. (“Escalate”) in order to finance a portion of the Affinity acquisition (as discussed in Note 3). The Loan Agreement with Comerica Bank provided the Company with a $2.0 million term loan (the “Comerica Term Loan”) and bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%. The Comerica Term Loan matures on November 1, 2015. The Loan Agreement with Escalate provided the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months and bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. On March 28, 2013, the Company and Comerica Bank mutually agreed to amend the Loan and Security Agreement, dated as of October 1, 2012 (the “Amendment”), which Amendment required the consent of Escalate Capital Partners SBIC I, L.P. ("Escalate").  In consideration of Escalate's consent to the Amendment and entrance into an Affirmation, the Company issued 100,000 shares of its common stock to Escalate.  The Amendment established revised financial covenants for future minimum levels of liquidity and EBITDA to be more consistent with the Company's continuing operations.  The financial covenants affected by the Amendment were (i) the total funded debt to adjusted EBITDA ratio, (ii) the senior funded debt to adjusted EBITDA ratio and (iii) the fixed charge coverage ratio.  The Amendment also added two new financial covenants, a minimum cash requirement and an extraordinary expenses limitation.  Further, the Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of the Revolving Line or the Borrowing Base, less in each case any amount outstanding under the Comerica Revolver up to $1,500,000.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company is not obligated to pay dividends on a current basis, however, must accrue them. The Company has commenced accruing dividends as of January 1, 2013 and is expected to be $420,000 for 2013.

Based primarily on our efforts to manage costs and our Loan Agreements, as amended, and Comerica Revolver, along with our cash flow projection, the Company believes that it has, and will have, sufficient cash flow to fund its operations through at least March 31, 2014. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, GPAV Merger Sub Inc., a Delaware corporation and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts

-F 8-

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, and the allocation of intangible assets.
Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $151,000 and $147,000 at December 31, 2012 and 2011, respectively.
Fair Value of Financial Instruments
The Company considers its cash, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments.  The fair values of the revolving loan facility and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity. The estimated fair values of the revolving loan facility and long-term debt approximate the carrying values.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2012 and 2011 or during the years then ended.

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

-F 9-

Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2012 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure. For the years ended December 31, 2012 and 2011, we included taxes of $1,495,000 and $1,639,000, respectively, in revenues and we included taxes of $1,454,000 and $1,512,000, respectively, in network and infrastructure costs.
Impairment of Long-Lived Assets and Intangible Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable . For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the years ended December 31, 2012 and 2011, no impairment losses were recorded except for the amounts discussed below under capitalized software costs.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2012, we capitalized internal use software costs of $422,000 and we amortized $555,000 of these costs. For the year ended December 31, 2011 we capitalized internal use software costs of $800,000 and we amortized $369,000 of these costs. During 2011, we recorded an impairment loss of $23,000 for certain costs previously capitalized. No related impairment losses were recorded during 2012.

Deferred Financing Costs
Deferred financing costs, which are included in other assets, are amortized as interest expense over the contractual lives of the related credit facilities.

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

-F 10-

Income Taxes

We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely that not that all or some portion of the deferred tax asset will not be realized.

Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period.  Diluted earnings or loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants as well as the average number of shares.

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

Accounting Standards Update

In July 2012, the FASB issued ASU 2012-02, "Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This standard is effective for annual interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The company's adoption o f this standard is not expected to have a material impact on the consolidated financial statements.

Note 3 - Affinity Acquisition

On October 1, 2012, the Company completed the acquisition 100% of the stock of of Affinity, accounted for as a business combination, and paid an aggregate purchase price of $15,901,000. The purchase price consisted of (i) approximately $8.0 million in cash (obtained through debt financing as discussed in Note 6), (ii) a $2.33 million promissory note payable to the Affinity shareholders (as discussed in Note 6), subject to adjustment, and (iii), 2,650,000 shares of the Company's common stock valued at approximately $5,512,000 based on the closing price of the Company's stock on October 1, 2012, subject to adjustment.

Glowpoint is a provider of managed video services to the enterprise with a focus on multi-tiered help desk support for mixed manufacturer video environments, which complements Affinity's standing as a specialized service provider of tailored, business-class meetings for professional service organizations across the world. The resultant company of approximately 130 employees will be able to provide clients with a wide range of products and services across the entire video spectrum, from proprietary technology to design, implementation, 24x7 monitoring and mission critical support.

In connection with the 2,650,000 shares of common stock issued to the prior stockholders of Affinity, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with a representative of the prior stockholders of Affinity (the "Stockholder Representative") requiring the Company to file a Registration Statement on Form S-3 with respect to the resale of such shares as soon as practicable, but in no event more than 90 days after the Closing Date, and to have such resale registration statement declared effective as soon as practicable.

The Company and the Stockholder Representative also entered into an Escrow Agreement on the Closing Date with a third-party escrow agent (the "Escrow Agreement"), whereby the Company made a deposit of $360,000, a portion of the purchase price, with the escrow agent for the purpose of securing the payment obligations of Affinity, if any, with respect to certain retention bonus agreements entered into with its employees on or before the Closing Date. If any employee does not satisfy the conditions of receipt of the retention bonus, the Company and the Stockholder Representative will jointly direct that such funds on deposit be released to the Stockholder Representative on behalf of the prior stockholders of Affinity. The prefunded retention bonuses are considered post combination expense even though it is funded by the acquired company and the expense will be recognized for these bonuses in the post combination period. On October 1, 2012, the Company issued

-F 11-

100,000 shares of unregistered common stock and paid $250,000 cash to Burnham Hill Partners, LLC ("BHP") in consideration of services rendered under the Consulting Agreement dated as of September 28, 2012 between the Company and BHP. The cash and stock was divided equally between financing costs (which are included in Other Assets in the accompanying balance sheet as of December 31, 2012) and acquisition costs. The allocation was based on the amount of effort being evenly distributed between acquisition and financing related matters. A total of $857,000 of acquisition costs were expensed and is included in General and Administrative expenses in the accompanying Statement of Operations for the year ended December 31, 2012.

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents, including escrow	$504
Accounts receivable	1,201
Property, plant, and equipment	410
Other assets and liabilities, net	320
Customer relationships	5,100
Affiliate network	1,710
Trademarks	760
Total assets acquired at fair value	10,005

Accounts payable	(972)
Accrued expenses	(811)
Deferred tax liability	(2,221)
Total liabilities assumed	(4,004)

Net assets acquired	$6,001

The purchase price exceeded the fair value of the net assets acquired by $9,900,000, which was recorded as goodwill. Acquisition costs amounting to $857,000 were expensed through December 31, 2012.

The accompanying consolidated financial statements do not include any revenues or expenses related to the Affinity business on or prior to October 1, 2012, the closing date of the acquisition. The consolidated statement of operations for the year ended December 31, 2012 includes $2,244,000 of revenues and net income of $119,000 related to Affinity for the period from October 2, 2012 through December 31, 2012. The Company's unaudited pro-forma results for the years ended December 31, 2012 and 2011 are summarized in the following table, assuming the acquisition had occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$37,096	$39,202
Net income (loss)	(2,312)	787

Earnings (loss) per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

Weighted average number of common shares:
Basic	28,295	25,327
Diluted	28,295	26,404

-F 12-

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2011, nor to be indicative of future results of operations.

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011	Estimated Useful Life
Network equipment and software	$11,091	$11,173	3 to 5 Years
Computer equipment and software	2,388	2,736	3 to 4 Years
Collaboration equipment	497	1,517	5 Years
Leasehold improvements	366	336	(*)
Office furniture and equipment	810	556	5 to 10 Years
	15,152	16,318
Accumulated depreciation	(10,896)	(11,580)
	$4,256	$4,738
(*) – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation expense was $1,771,000 and $1,436,000 for the years ended December 31, 2012 and 2011, respectively.

Note 5 - Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011	Estimated Useful Life
Customer relationships	$5,100	$—	5 Years
Affiliate network	1,710	—	12 Years
Trademarks	760	—	8 Years
	7,570	—
Accumulated amortization	314	—
	$7,256	$—

Related amortization expense was $314,000 and $0 for the years ended December 31, 2012 and 2011, respectively. Amortization expense for the next five succeeding years will be as follows (in thousands):

2013	$1,258
2014	1,258
2015	1,258
2016	1,258
Thereafter	2,224

Note 6 - Debt

Long-term debt consists of the following (in thousands):

-F 13-

	December 31,
	2012	2011
SVB Revolving Loan Facility	$—	$750
Comerica Revolver	780	—
Comerica Term Loan	2,000	—
Escalate Term Loan (A)	5,920	—
Stockholder Representative Note	2,328	—
	11,028	750
Less current maturities	(1,397)	(750)
	$9,631	$—

(A) Total proceeds less debt discount as discussed below

In June 2012, the Company entered into the Second Loan Modification Agreement (as amended, the "Revolving Loan Facility") with Silicon Valley Bank ("SVB") pursuant to which the Company may borrow up to $5,000,000 for working capital purposes. In October 2012, the Revolving Loan facility with SVB was terminated in connection with repayment of outstanding amounts due and replaced with a revolving line of credit with Comerica Bank (the "Comerica Revolver"), pursuant to which the Company can borrow, for working capital needs, an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3.0 million. The Comerica Revolver bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 2.00%. The prime rate was 3.25% as of December 31, 2012. The Comerica Revolver is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC, and Affinity. The Comerica Loan Agreement contains certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Loans are subject to certain financial covenants, including, without limitation, covenants that require the Company to maintain a total funded debt to adjusted EBITDA ratio, to maintain a senior funded debt to adjusted EBITDA ratio and to maintain a fixed charge coverage ratio as defined in the agreement. The Comerica Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain material judgments or if any guaranty of the Company’s obligations ceases to be in full force and effect. On March 28, 2013, the Company and Comerica Bank mutually agreed to amend the Loan and Security Agreement, dated as of October 1, 2012 (the “Amendment”), which Amendment required the consent of Escalate Capital Partners SBIC I, L.P. ("Escalate").  In consideration of Escalate's consent to the Amendment and entrance into an Affirmation, the Company issued 100,000 shares of its common stock to Escalate.  The Amendment established revised financial covenants for future minimum levels of liquidity and EBITDA to be more consistent with the Company's continuing operations.  The financial covenants affected by the Amendment were (i) the total funded debt to adjusted EBITDA ratio, (ii) the senior funded debt to adjusted EBITDA ratio and (iii) the fixed charge coverage ratio.  The Amendment also added two new financial covenants, a minimum cash requirement and an extraordinary expenses limitation.  Further, the Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of the Revolving Line or the Borrowing Base, less in each case any amount outstanding under the Comerica Revolver up to $1,500,000. The outstanding balance of the Comerica Term Loan on October 1, 2012 shall be payable in 24 equal monthly installments of principal, plus all accrued interest, beginning on November 1, 2013. The Comerica Revolver matures on April 1, 2014. As of December 31, 2012, we had unused borrowing availability of approximately $2,220,000.

In connection with the Affinity acquisition, the Company entered into a Loan and Security Agreement (“Comerica Loan Agreement”) with Comerica Bank, providing the Company with a $2.0 million term loan (the “Comerica Term Loan”). The Comerica Term Loan bears interest at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement) plus 3.00%. The prime rate was 3.25% as of December 31, 2012. The proceeds of the Comerica Term Loan were used to finance a portion of the Affinity acquisition. The Comerica Loan Agreement is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC and Affinity. The Comerica Loan Agreement contains certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Term Loan is subject to certain financial covenants, including, without limitation, covenants that require the Company to maintain a total funded debt to adjusted EBITDA ratio, to maintain a senior funded debt to adjusted EBITDA ratio and to maintain a fixed charge coverage ratio as defined in the agreement. The Comerica Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain

-F 14-

material judgments or if any guaranty of the Company’s obligations ceases to be in full force and effect. As of December 31, 2012, the Company was in compliance with all required covenants. The Comerica Term Loan matures on November 1, 2015.

The Company also entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate, providing the Company with a $6.5 million term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months and, commencing after such interest-only period, monthly payments of the outstanding principal amount, plus accrued interest, for the remainder of the term. The proceeds of the Escalate Term Loan were used to finance a portion of the Affinity acquisition. The Escalate Term Loan is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications and Affinity, and is subordinated to the Comerica Loans. The Escalate Loan Agreement contains certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Escalate Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company and its subsidiaries or the occurrence of certain material judgments. The Escalate Loan Agreement also provides for certain management rights for Escalate, including (i) the ability for Escalate to consult with and advise management of the Company on significant business issues, including management’s proposed annual operating plans and (ii) the ability for Escalate to examine the books and records of the Company and inspect the Company’s facilities during normal business hours with reasonable notice. As of December 31, 2012, the Company was in compliance with all required covenants.

In connection with the Escalate Term Loan, the Company issued to Escalate 295,000 shares of Common Stock (the “Escalate Shares”) at a purchase price of $0.01 per share on October 1, 2012. Escalate received standard piggyback and demand registration rights with respect to the Escalate Shares. The shares were valued at $611,000 using the October 1, 2012, stock price of $2.08 less the purchase price and is reflected as a debt discount to the Escalate Term Loan. The cost is being amortized using the effective interest method over the term of the loan through the maturity date.

The Revolving Loan Facility, Comerica Loans and Escalate Term Loans financing costs of $651,000 and $28,000 are included in Other Assets in the accompanying balance sheet as of December 31, 2012 and 2011. The financing costs are being amortized using the effective interest method over the term of each loan through each maturity date. During the year ended December 31, 2012 and 2011 there was $153,000 and $62,000, respectively, of amortization of financing costs.

On October 1, 2012, the Company also issued a promissory note (the “Note”), in favor of the Stockholder Representative, in original principal amount of $2.33 million, due and payable on December 31, 2014. The principal amount of the Note accrues interest at a rate of 8.0% per annum, and such interest shall be payable in arrears in quarterly payments commencing on April 1, 2013. Beginning on April 1, 2013 and on the first day of each month thereafter, if the Company has achieved a minimum EBITDA (as defined the Comerica Loan Agreement), the Company shall make a principal payment in the amount of $50,000. The Company shall make additional payments on the principal amount on each of June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014 in amount equal to 40% of the Company’s trailing six month EBITDA (as defined in the Comerica Loan Agreement) less $3.0 million, provided that the June 30, 2013 principal payment shall only be made if the Company is in compliance with the Fixed Charge Ratio (as defined in the Note).

Future minimum principal payments for all debt are as follows (in thousands):

2013	$1,397
2014	3,419
2015	3,000
2016	2,167
2017	1,625
11,608
Less debt discount, net of amortization	(580)
$11,028

Note 7 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2012 and 2011 (in thousands):

-F 15-

	2012	2011
Inventory	$37	$—
Income tax receivable	83	—
Prepaid maintenance contracts	170	146
Deferred installation costs	49	54
Prepaid insurance	65	34
Prepaid rent	—	—
Other prepaid expenses	130	96
Retention bonuses in escrow	363	—
	$897	$330

Note 8 - Accrued Sales Taxes and Regulatory Fees

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

A summary of accrued sales taxes and regulatory fees as of, and changes during the years ended December 31, 2012 and 2011 (in thousands):

Accrued sales taxes and regulatory fees
January 1, 2011	$739
Accrued sales taxes and regulatory fees	—
Settlements for sales taxes	(347)
Taxes charged to customers to be remitted to taxing authorities	42
December 31, 2011	434
Accrued sales taxes and regulatory fees	(138)
Settlements for sales taxes	(8)
Taxes charged to customers to be remitted to taxing authorities	110
December 31, 2012	$398

Note 9 - Accrued Expenses

Accrued expenses consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Accrued compensation	$508	$597
Restructuring costs	607	110
Accrued communication costs	244	235
Accrued professional fees	208	22
Other accrued expenses	105	60
	$1,672	$1,024

Note 10 - Stock Options

The Company periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing price of our common stock on the date of grant.

-F 16-

In our stock option plans, the exercise price of the awards are established by the administrator of the plan and, in the case of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Risk free interest rate	0.9%	2.0%
Expected option lives	5 years	5 years
Expected volatility	111.0%	117.3%
Estimated forfeiture rate	10%	10%
Expected dividend yields	—	—
Weighted average grant date fair value of options	$2.30	$1.84
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
Glowpoint 2007 Stock Incentive Plan
Pursuant to the Glowpoint 2007 Stock Incentive Plan (as amended, the "2007 Plan"), 3,010,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of ISOs to employees. Non-qualified stock options ("NQSOs") may be granted to employees, directors and consultants. As of December 31, 2012, options to purchase a total of 1,332,000 shares of common stock were outstanding and 321,000 shares of common stock remained available for future issuance under the 2007 Plan.
Glowpoint 2000 Stock Incentive Plan
Pursuant to the Glowpoint 2000 Stock Incentive Plan (as amended, the "2000 Plan"), that was terminated in June 2010, 1,100,000 shares of common stock has been reserved for issuance thereunder. The 2000 Plan provided for the grant of ISOs to employees or employees of our subsidiaries. NQSOs could have been granted to employees, directors and consultants. As of December 31, 2012, options to purchase a total of 435,000 shares of common stock were outstanding under the 2000 Plan.
Other Option Information
A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2012 and 2011 (in thousands):

-F 17-

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2011	1,260	$3.19	848	$3.72
Granted	14	2.25
Exercised (Note A)	(154)	1.62
Expired	(31)	16.29
Forfeited	(339)	3.30
Options outstanding, December 31, 2011	750	$2.90	570	$3.12
Granted	1,209	3.20
Exercised	(5)	1.62
Expired	(11)	7.61
Forfeited	(186)	3.00
Options outstanding, December 31, 2012	1,757	$3.07	605	$2.93
Note A - Due to cashless exercises, 39,000 common shares were received from the exercise of 154,000 options.
Additional information as of December 31, 2012 was as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
0.92 – 1.96	286	5.3	$1.62	286	$1.62
2.00 – 2.76	266	5.7	2.38	170	2.29
2.80 – 3.02	630	9.2	3.02	2	2.85
3.47 – 3.80	429	9.2	3.47	1	3.80
4.68 – 13.56	146	1.8	6.24	146	6.24
0.92 – 13.56	1,757	7.5	$3.07	605	$2.93
A summary of nonvested options as of, and changes during the years ended December 31, 2012 and 2011, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Nonvested options outstanding, January 1, 2011	412	$1.65
Granted	14	1.84
Vested	(139)	1.38
Forfeited	(107)	1.90
Nonvested options outstanding, December 31, 2011	180	$1.72
Granted	1,210	2.30
Vested	(77)	1.27
Forfeited	(161)	2.33
Nonvested options outstanding, December 31, 2012	1,152	$2.27

-F 18-

Stock option compensation expense is allocated as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Global managed services	$1	$36
Sales and marketing	2	9
General and administrative	206	21
	$209	$66

The intrinsic value of vested options at December 31, 2012 and 2011 was $107,000 and $205,000, respectively.  The intrinsic value of unvested options at December 31, 2012 and 2011 was $0 and $50,000, respectively.

The remaining unrecognized stock-based compensation expense for options at December 31, 2012 was $2,414,000, of which $2,135,000, representing 950,000 options, will only be expensed upon a “change in control” and the remaining $279,000 will be amortized over a weighted average period of approximately 1.7 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the year ended December 31, 2011. No compensation costs were capitalized as part of the cost of an asset.

Note 11 - Preferred Stock
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2012, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

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

-F 19-

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

Note 12 - Restricted Stock
The Company periodically issues restricted stock to employees, directors, and third parties which, when vested, entitles the holder to receive one share of the Company’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements.

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the year ended December 31, 2012 and 2011, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2011	689	$2.13
Granted	335	2.16
Vested	(98)	1.68
Forfeited	(90)	2.52
Unvested restricted shares outstanding, December 31, 2011	836	$2.15
Granted	833	2.65
Vested	(100)	2.11
Forfeited	(275)	2.36
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43

Restricted stock compensation expense is allocated as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Global managed services	$38	$28
Sales and marketing	61	26
General and administrative	370	114
	$469	$168

The remaining unrecognized stock-based compensation expense for restricted stock at December 31, 2012 was $2,585,000, of which $330,000, representing 130,000 shares, will only be expensed upon a “change in control” and the remaining $2,255,000 will be amortized over a weighted average period of 8.1 years.
The tax benefit recognized for stock-based compensation for the year ended December 31, 2012 was diminimus. There was no tax benefit recognized for stock-based compensation for the year ended December 31, 2011. No compensation costs were capitalized as part of the cost of an asset.
Note 13 - Warrants
There were no warrants granted, exercised, exchanged or forfeited during the year ended December 31, 2012. There were 33,000 warrants outstanding as of December 31, 2012 and 2011 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 14 - Earnings Per Share

-F 20-

For the years ended December 31, 2012 and 2011, diluted earnings per share included 109,000 and 93,000, shares of common stock, respectively, associated with outstanding options and warrants,133,000 and 235,000 shares, respectively, issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,294,000 and 836,000 shares, respectively, of unvested restricted stock.

Note 15 - Interest Expense, Net

The components of interest expense, net for the years ended December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011
Interest expense:
Interest expense for debt	$399	$46
Interest expense for capital lease	27	7
Other interest expense	(5)	14
Interest (income) expense, net	$421	$67

Note 16 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2017. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2012 and 2011were $547,000 and $500,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2013	513
2014	167
2015	140
2016	145
2017	87
$1,052

Capital Lease Obligation
In 2012, the Company entered into three non-cancelable lease agreements for $90,000, $30,000 and $48,000 with interest rates of 9%, 3% and 0%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the years ended December 31, 2012 and 2011was $131,000 and $51,000, respectively. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2013	259	19	240
2014	210	6	204
2015	27	—	27
	$496	$25	$471

The current portion of the capital lease obligation is $240,000 and the long-term portion is $231,000 at December 31, 2012.

Commercial Commitments

-F 21-

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
Letter of Credit
In November 2010, the Company entered into an irrevocable standby letter of credit (the “LOC”) for $115,000 to secure our security deposit for the sublease of our corporate headquarters. The LOC was obtained from Silicon Valley Bank (“SVB”) and was replaced during October 2012 with another letter of credit for $115,000 with Comerica Bank.

Note 17 – Major Customers
Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the year ended December 31, 2012, approximately 25% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 35% of total accounts receivable as of December 31, 2012. For the year ended December 31, 2011, approximately 25% of revenues were derived from two major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 18 - Income Taxes

The benefit from income taxes for the year ended December 31, 2012 was $2.2 million. We had no tax provision for the year ended December 31, 2011.  Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2012 and 2011 as shown in the following table (in thousands):

	2012	2011
U.S. federal income taxes at the statutory rate	$(378)	$126
State taxes, net of federal effects	(57)	18
Nondeductible expenses	23	13
State tax credits, net	(171)	—
Acquisition costs	224	—
Stock-based compensation	18	59
Expired net operating loss carry-forwards	—	32,984
Other	(46)	(96)
Change in valuation allowance	(1,834)	(33,104)
	$(2,221)	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 is presented below (in thousands):

-F 22-

	2012	2011
Deferred tax assets:
Tax benefit of operating loss carry forward	$16,304	$16,469
Reserves and allowances	67	120
Accrued expenses	355	258
Goodwill	262	317
Equity based compensation	734	542
Fixed assets	230	16
Texas margin tax temporary credit	260	—
Total deferred tax assets	18,212	17,722
Valuation allowance	(15,888)	(17,722)
Net deferred tax assets	$2,324	$—

Deferred tax liabilities:
Intangible amortization	$2,324	$—
Total deferred tax liabilities	$2,324	$—

Net deferred tax assets	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2011, we determined that an “ownership change” had occurred in 2008 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change.  As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $33 million of tax benefit associated with the NOL carryforwards.  At December 31, 2012 we had accumulated NOL carryforwards of $39,622,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2032.  At December 31, 2011, we had accumulated NOL carryforwards of $39,927,000 available to offset future state taxable income which expire in various amounts from 2017 through 2030.  If it is determined that there is a subsequent ownership change in the future, the utilization of the Company’s NOL carryforwards may be further limited.  This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2012 and 2011.

The federal and state tax returns for the years ending December 31, 2011, 2010 and 2009 are currently open and the tax return for the year ended December 31, 2012 will be filed by September 2013.

Note 19 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements..  There were no employer contributions to the 401(k) plan for the years ended December 31, 2012 and 2011. Employer contributions have resumed in 2013.

Note 20 - Discontinued Operations
As our ISDN resale services no longer fit into our overall strategic plan, in September 2010, we entered into an agreement with an independent telecommunications service provider to transfer these services and the related customers,

-F 23-

and the Company receives a 15% monthly recurring referral fee for those revenues for as long as the customers maintain service. Such amounts totaled approximately $2,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively. The transfer of the customers was completed in the third quarter of 2011, and the Company has no continuing involvement with the ISDN product line.
The Company accordingly classified these ISDN related revenues and expenses as discontinued operations in accordance with ASC 205.20 “Discontinued Operations.” The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.
Revenues from the ISDN resale services, reported as discontinued operations, for the years ended December 31, 2012 and 2011 were $0 and $81,000, respectively. Net income from the ISDN resale services, reported as discontinued operations for the years ended December 31, 2012 and 2011 were $0 and $28,000, respectively. The assets and liabilities from the ISDN resale services, reported as net current liabilities of discontinued operations, as of December 31, 2012 and 2011 were $0 and $50,000, respectively. No income tax provision was required to be recognized by the Company against income from the ISDN resale services over the related periods.

Note 21 - Related Party Transactions
The Company provides cloud and managed video services (the “Video Services”) to ABM Industries, Inc. ("ABM"). James S. Lusk, director of the Company is an officer of ABM. Video Services revenue from ABM for the years ended December 31, 2012 and 2011 were $210,000 and $296,000, respectively. As of December 31, 2012, the accounts receivable attributable to ABM was $32,000.
The Company receives general corporate strategy and management consulting services from Jon A. DeLuca, who is a director of the Company. The Consulting Agreement was entered into as of September 1, 2010 and is a month-to-month engagement. The Company pays Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Related party consulting fees pursuant to this agreement for the years ended December 31, 2012 and 2011 were $150,000 and $150,000, respectively. As of December 31, 2012, the accounts payable to Mr. DeLuca was $12,500.
In addition, the Company receives financial advisory services from Burnham Hill Partners, LLC ("BHP"). Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. Related party financial advisory fees paid to BHP for the years ended December 31, 2012 and 2011 were $393,000 and $144,000, respectively. As of December 31, 2012, there was $0 accounts payable to BHP.
Pursuant to a November 30, 2009 Sales Partner Agreement between Affinity and Nancy K. Holst, Ms. Holst is entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. For the year ended December 31, 2012, subsequent to the acquisition of Affinity by the Company, she earned the sum of $15,000. As of December 31, 2012, there was $15,000 accrued for payment to Ms. Holst.

Independent members of the Board have reviewed and approved each transaction with a related party referred to above.

Note 22 - Asset Purchase Agreement
On June 30, 2011, the Company issued 769,049 shares of common stock as consideration for the purchase of assets pursuant to the terms of a purchase agreement. The assets acquired are equipment primarily used in the delivery and management of hosted video bridging and help desk and concierge services and are classified as property and equipment on the accompanying consolidated balance sheet. The total number of shares was based on consideration equal to $1,581,000 using the common stock’s 30-day trailing volume-weighted average price for the period ended June 28, 2011 of $2.05 (the “VWAP”). This transaction did not meet the requirements of a business combination and therefore was accounted for as an asset purchase with the fair value of the assets purchased equal to the consideration given. The equipment will be depreciated on a straight line basis over five years.

-F 24-

Pursuant to the agreement, if at any time between the first anniversary of the closing date and the date that is 18 months following the closing date (the “repurchase period”) the closing price of the Company’s common stock shall fall below the VWAP, then the seller has the right to demand that the Company repurchase from it, in a single transaction, not more than 50% of the shares delivered to such seller at closing at a price equal to the VWAP (the "Put Right"). This will result in a derivative liability and will be accounted for with changes in fair value during the repurchase period recorded in earnings. Although the Company's closing stock price on December 31, 2012 was below the VWAP, the Put Right was never exercised and expired. As of December 31, 2012, there was no derivative liability.

Note 23 - Subsequent Events

On January 13, 2013, Mr. Joseph Laezza entered into a Separation Agreement and General Release (the “Laezza Separation Agreement”) with the Company pursuant to which he resigned, effective January 11, 2013, as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (the “Board”). Mr. Laezza's resignation is not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Under the terms of the Laezza Separation Agreement, Mr. Laezza agreed to remain employed by the Company and serve as an advisor to the Board and the Company's new Chief Executive Officer until March 31, 2013, in exchange for his current salary and benefits through such date.  Mr. Laezza will also receive, subject to certain conditions, (i) cash severance payments equal to six months of his current base salary; (ii) cash severance payments for three additional months, after such six-month period, if Mr. Laezza fails to procure comparable employment; (iii) COBRA coverage until the earlier of the date Mr. Laezza is entitled to substantially similar benefits from another source and December 31, 2013; and (iv) an additional cash payment of $10,000.  In addition, Mr. Laezza will receive, on March 31, 2013, (i) full vesting of 113,334 shares of restricted common stock of the Company and (ii) an additional 13,500 shares of common stock of the Company, in exchange for forfeiture of 145,000 options to which he would otherwise be entitled.  The Laezza Separation Agreement also provides for standard ownership of works, confidentiality, non-compete, non-solicitation and non-disparagement covenants, as well as a release of claims.

On January 13, 2013, the Board appointed Peter Holst, as the Company's President and Chief Executive Officer and as a member of the Board, effective immediately. There are no family relationships between Mr. Holst and any director or executive officer of the Company.

In connection with his appointment as President and Chief Executive Officer of the Company, on January 13, 2013 (the CEO “Effective Date”), the Company entered into an employment agreement with Mr. Holst (the “Holst Employment Agreement”), effective immediately.  The initial term of the Holst Employment Agreement, which is terminable at will by either party, expires on December 31, 2014 and renews for successive one-year terms if not otherwise terminated. Pursuant to the Holst Employment Agreement, Mr. Holst will initially receive an annual base salary of $195,000 and be eligible to receive a maximum annual incentive bonus equal to 100% of his base salary, at the discretion of the Compensation Committee of the Board based on meeting certain financial and non-financial goals.  In addition, on the CEO Effective Date, the Company issued to Mr. Holst, pursuant to the Company's 2007 Plan, (i) 875,000 options to purchase common stock of the Company (the “Options”) and (ii) 100,000 shares of restricted common stock of the Company (the “Restricted Stock”).  The Options have a term of 10 years and an exercise price of $1.98.  The Options and the Restricted Stock will each vest as to 25% on the first anniversary of the CEO Effective Date, with the remainder of each vesting in equal monthly installments for 36 months on the monthly anniversary date of the Effective Date; provided however, that the Options and the Restricted Stock will vest in full upon a Change in Control or Corporate Transaction, as each term is defined in the 2007 Plan.

Upon termination of Mr. Holst for any reason other than Cause, as defined in the Holst Employment Agreement, Mr. Holst will be entitled to receive payment of COBRA costs by the Company for 12 months.  If Mr. Holst is terminated by the Company without Cause or terminates his employment with Good Reason, or if the Company elects not to renew the Holst Employment Agreement, then, subject to certain conditions, Mr. Holst will be entitled to receive: (i) severance payments equal to 6 months of his annual base salary; (ii) 50% of any annual incentive compensation paid to Mr. Holst for the most recent calendar year; and (iii) a pro-rated portion of his annual incentive compensation for the fiscal year in which the termination occurs.

On March 22, 2013, Mr. Tolga Sakman entered into a Separation Agreement and General Release (the “Sakman Separation Agreement”) with Glowpoint pursuant to which he resigned, effective March 22, 2013, as the Company's Chief Financial Officer. Mr. Sakman has served as the Company's Chief Financial Officer and Senior Vice President, Corporate Development since August 22, 2012. Mr. Sakman's resignation is not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

-F 25-

Under the terms of the Sakman Separation Agreement, Mr. Sakman will receive, subject to certain conditions, cash severance payments equal to six months of his current base salary. The Sakman Separation Agreement also provides for standard ownership of works, confidentiality, non-compete, non-solicitation and non-disparagement covenants, as well as a release of claims.
On March 25, 2013, the Board appointed David Clark, as the Company's Chief Financial Officer effective immediately. Prior to joining the Company, Mr. Clark, 44, served as Vice President of Finance, Treasurer and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company focused on the development and commercialization of anti-cancer drugs, from February 2007 until September 2012. Mr. Clark holds a Masters degree in Accounting from the University of Denver - Daniels College of Business.

There are no family relationships between Mr. Clark and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required.

In connection with his appointment as Chief Financial Officer of the Company, on March 25, 2013 (the “CFO Effective Date”), the Company entered into an employment agreement with Mr. Clark (the “Clark Employment Agreement”), effective immediately. Pursuant to the Clark Employment Agreement, Mr. Clark will initially receive an annual base salary of $220,000 and will be eligible to receive an annual incentive bonus equal to 50% of his base salary, at the discretion of the Compensation Committee of the Board of Directors based on meeting certain financial and non-financial goals. In addition, on the CFO Effective Date, the Company issued to Mr. Clark, pursuant to the Company's 2007 Plan, (i) 100,000 Options and (ii) 100,000 shares of Restricted Stock. These options have a term of ten years and an exercise price of $1.51. The Options and the Restricted Stock will each vest 25% on the first anniversary of the CFO Effective Date, with the remainder vesting in equal monthly installments for 36 months on the monthly anniversary date of the CFO Effective Date; provided however, that the Options and the Restricted Stock will vest in full upon a Change in Control or Corporate Transaction, as each term is defined in the 2007 Plan.

The Clark Employment Agreement contains standard ownership of works, confidentiality, non-compete, non-solicitation and non-disparagement covenants.

On March 28, 2013, the Company and Comerica Bank mutually agreed to amend the Loan and Security Agreement, dated as of October 1, 2012 (the “Amendment”), which Amendment required the consent of Escalate.  In consideration of Escalate's consent to the Amendment and entrance into an Affirmation, the Company issued 100,000 shares of its common stock to Escalate.  The Amendment established revised financial covenants for future minimum levels of liquidity and EBITDA to be more consistent with the Company's continuing operations.  The financial covenants affected by the Amendment were (i) the total funded debt to adjusted EBITDA ratio, (ii) the senior funded debt to adjusted EBITDA ratio and (iii) the fixed charge coverage ratio.  The Amendment also added two new financial covenants, a minimum cash requirement and an extraordinary expenses limitation.  Further, the Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of the Revolving Line or the Borrowing Base, less in each case any amount outstanding under the Comerica Revolver up to $1,500,000.

-F 26-