Form 10-K/A
period 2012-12-31
GLOWPOINT, INC.
filed 2013-04-04
CIK 746210

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [   ]  No [X]

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X}
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

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Glowpoint, Inc. (the “Company”) for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 1, 2013 ("Original Filing"). This Amendment is being filed solely to address certain formatting and related issues throughout the document. The financial statements and results reported in the Original Filing have not changed.

    Pursuant to Rule 406T of Regulation S–T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

GLOWPOINT, INC.

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

    Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. This need is made more critical as the C ompany experiences disconnections of services, which may occur if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for chapter 11 bankruptcy court protection against unsecured creditors.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.  Service contract durations and termination liabilities are defined within the terms and conditions of our services to our customers.  The average contract term length for our current customers that are under contract is approximately 21 months and changes as we add, remove, or renew contracts with customers.  Termination of services in our existing agreements require a minimum of 30 days notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees.  The standard form of service agreement with Glowpoint includes an auto-renewal clause for a minimum of 12 months at the end of each term if the customer does not choose to terminate service at that time.  Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.  Approximately 36% of our current revenues are subject to master agreements with termination rights and liabilities that range from a minimum of 3 to 12 months early termination penalties in the event of early termination prior to contract expiration.

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

    Key highlights of our financial and strategic accomplishments for 2012 include:

    •  Generated 4.5% growth in our net revenues over 2011 ;

    •  Expanded our services and customer base by over 1,000 customers through the acquisition of Affinity ; and

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

Recent Accounting Pronouncements

    In July 2012, the FASB issued ASU 2012-02, "Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment".  This standard is effective for annual interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required.  The C ompany's adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

10.44#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013 (filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2013, and incorporated herein by reference).

21.1	Subsidiaries of Glowpoint, Inc. (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
23.1
Consent of Independent Registered Public Accounting Firm—EisnerAmper LLP (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS**	XBRL Instance Document (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).
101.SCH**
XBRL Taxonomy Extension Schema (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

101.CAL**
XBRL Taxonomy Extension Calculation Linkbase (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

101.DEF**
XBRL Taxonomy Extension Definition Linkbase (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

101.LAB**
XBRL Taxonomy Extension Label Linkbase (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

101.PRE**
XBRL Taxonomy Extension Presentation Linkbase (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2012).

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

April 3, 2013

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

    Accounting Standards Update

    In July 2012, the FASB issued ASU 2012-02, "Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment".  This standard is effective for annual interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required.  The C ompany's adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

    The Company and the Stockholder Representative also entered into an Escrow Agreement on the Closing Date with a third-party escrow agent (the "Escrow Agreement"), whereby the Company made a deposit of $360,000, a portion of the purchase price, with the escrow agent for the purpose of securing the payment obligations of Affinity, if any, with respect to certain retention bonus agreements entered into with its employees on or before the Closing Date.  If any employee does not satisfy the conditions of receipt of the retention bonus, the Company and the Stockholder Representative will jointly direct that such funds on deposit be released to the Stockholder Representative on behalf of the prior stockholders of Affinity.  The prefunded retention bonuses are considered post combination expense even though it is funded by the acquired company and the expense will be recognized for these bonuses in the post combination period.  On October 1, 2012, the Company issued 100,000 shares of unregistered common stock and paid $250,000 cash to Burnham Hill Partners, LLC ("BHP") in consideration of services rendered under the Consulting Agreement dated as of September 28, 2012 between the Company and BHP.  The cash and stock was divided equally between financing costs (which are included in Other Assets in the accompanying balance sheet as of December 31, 2012) and acquisition costs.  The allocation was based on the amount of effort being evenly distributed between acquisition and financing related matters.  A total of $857,000 of acquisition costs were expensed and is included in General and Administrative expenses in the accompanying Statement of Operations for the year ended December 31, 2012.

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

Note 17 – Major Customers

    Major customers are those customers or wholesale partners that account for more than 10% of revenues.  For the year ended December 31, 2012, approximately 25% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 35% of total accounts receivable as of December 31, 2012.  For the year ended December 31, 2011, approximately 25% of revenues were derived from two major wholesale partners.  The loss of any one of these partners would have a material adverse effect on the Company’s operations.

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