Form 10-Q
period 2013-03-31
GLOWPOINT, INC.
filed 2013-05-09
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of May 7, 2013 was 28,717,889.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,166	$2,218
Accounts receivable, net (including related party amounts of $26 and $32, respectively)	3,633	4,047
Prepaid expenses and other current assets	806	897
Total current assets	6,605	7,162
Property and equipment, net	3,502	4,256
Goodwill	9,649	9,900
Intangibles, net	6,941	7,256
Other assets	671	742
Total assets	$27,368	$29,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,197	$1,397
Current portion of capital lease	243	240
Accounts payable (including related party amounts of $13 and $13, respectively)	2,091	2,384
Accrued expenses (including related party amounts of $6 and $15, respectively)	1,743	1,672
Accrued dividends	105	—
Accrued sales taxes and regulatory fees	353	398
Customer deposits	194	205
Deferred revenue	131	155
Total current liabilities	6,057	6,451
Long term liabilities:
Capital lease, net of current portion	169	231
Long term debt, net of current portion	9,474	9,631
Total long term liabilities	9,643	9,862
Total liabilities	15,700	16,313
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 shares issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preference of $10,000	$10,000	$10,000
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 shares issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preference of $396	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 28,715,000 and 28,886,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	167,131	166,481
Accumulated deficit	(165,633)	(163,648)
Total stockholders’ equity	11,668	13,003
Total liabilities and stockholders’ equity	$27,368	$29,316

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue (including related party amounts of $37 and $66, respectively)	$8,504	$6,746
Operating expenses:
Network and infrastructure	2,002	2,076
Global managed services	3,190	1,696
Sales and marketing (including related party amounts of $6 and $0, respectively)	1,069	986
General and administrative (including related party amounts of $74 and $74, respectively)	3,087	1,350
Depreciation and amortization	758	440
Total operating expenses	10,106	6,548
Income (loss) from operations	(1,602)	198
Interest and other expense:
Interest expense, net	292	11
Amortization of deferred financing costs	61	15
Amortization of debt discount	30	—
Total interest and other expense, net	383	26
Net income (loss)	(1,985)	172
Preferred stock dividends	105	—
Net income (loss) attributable to common stockholders	$(2,090)	$172

Net income (loss) per share:
Basic net income (loss) per share	$(0.07)	$0.01
Diluted net income (loss) per share	$(0.07)	$0.01

Weighted average number of common shares:
Basic	27,703	24,354
Diluted	27,703	25,718

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	100	$10,000	53	$167	28,886	$3	$166,481	$(163,648)	$13,003
Net loss	—	—	—	—	—	—	—	(1,985)	(1,985)
Stock-based compensation	—	—	—	—	—	—	608	—	608
Issuance of restricted stock	—	—	—	—	207	—	—	—	—
Stock issued in connection with debt amendment	—	—	—	—	100	—	147	—	147
Forfeiture of restricted stock	—	—	—	—	(492)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(105)	—	(105)
Exercise of options	—	—	—	—	14	—	—	—	—
Balance at March 31, 2013	100	$10,000	53	$167	28,715	$3	$167,131	$(165,633)	$11,668

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$(1,985)	$172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	758	440
Bad debt expense	26	21
Amortization of deferred financing costs	61	15
Amortization of debt discount	30	—
Loss on impairment/disposal of equipment	435	11
Stock-based compensation	608	79
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	388	(64)
Prepaid expenses and other current assets	93	49
Other assets	10	12
Accounts payable	(293)	(259)
Accrued expenses, sales taxes and regulatory fees	168	(57)
Customer deposits	(11)	28
Deferred revenue	(24)	(32)
Net cash provided by operating activities - continuing operations	264	415
Net cash used in operating activities - discontinued operations	—	(50)
Net cash provided by operating activities	264	365
Cash flows from Investing Activities:
Proceeds from sale of equipment	—	11
Purchases of property and equipment	(124)	(109)
Net cash used in investing activities	(124)	(98)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	—	7
Principal payments for capital lease	(59)	(43)
Payments related to debt issuance	(133)	—
Net cash used in financing activities	(192)	(36)
Increase (decrease) in cash and cash equivalents	(52)	231
Cash at beginning of period	2,218	1,818
Cash at end of period	$2,166	$2,049

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$292	$11

Non-cash investing and financing activities:
Preferred stock dividends	$105	$—
Reduction of debt in connection with severance obligations related to acquisition of Affinity	$240	$—

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 - Basis of Presentation and Liquidity

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed videoconferencing services. Our services, delivered via our cloud-based OpenVideo® platform, are securely accessible via any network (private or public) and are technology-agnostic. OpenVideo® is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion. The Company delivers services to more than 600 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.

On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 3). As a result of the acquisition, Glowpoint now offers a comprehensive suite of cloud and managed video services, consisting of the following: (i) monitoring and management, and collaboration services, resulting in an end-to-end cloud and managed solution for telepresence, conference room, desktop and mobile solutions, and video infrastructure; (ii) network services that provide our customers with the flexibility to either source the entire video network from a single provider, maintain existing networks and extend a logical connection to the OpenVideo® cloud or bring bandwidth to Open Video® datacenters; (iii) Affinity public video suites that provide remote access to video communication services for everyday business meetings and events; and (iv) professional and other services consisting of video communication solutions for broadcast/media content acquisition and event services.

Glowpoint's suite of cloud and managed video services focus on multi-tiered help desk support for mixed manufacturer video environments and complements Affinity's standing as a specialized service provider of tailored, business-class meetings for professional service organizations across the world. With the acquisition of Affinity, we now employ approximately 130 employees providing clients with a wide range of products and services across the entire video spectrum, from proprietary technology to design, implementation, 24x7 monitoring and mission critical support.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Liquidity
As of March 31, 2013, we had $2,166,000 of cash and positive working capital of $548,000. For the three months ended March 31, 2013, we generated a net loss of $1,985,000 and net cash provided by operating activities of $264,000. We generated cash from operations even though we incurred a net loss due to changes in working capital and certain non-cash expenses.

The Company entered into certain debt agreements in connection with the Affinity acquisition in October 2012 (see Note 4). As of March 31, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $1,197,000, which includes $780,000 of outstanding borrowings under our Comerica Revolver, maturing on April 1, 2014, and $417,000 of scheduled principal payments under our other debt agreements summarized in Note 4. As of March 31, 2013, interest payments under the Company's debt agreements over the next twelve months are expected to approximate $1,122,000. As of March 31, 2013, the Company had unused borrowing availability of $419,000 under the Comerica Revolver.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company began accruing dividends as of January 1, 2013 of approximately $105,000 per quarter, however, the company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,174,000.

Based on our current projection of revenue and expenses, the Company believes that it has, and will have, sufficient resources and cash flow to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012, the statement of stockholders' equity for the three months ended March 31, 2013 and the statement of cash flows for the three months ended March 31, 2013 and 2012. The results for the three month ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2012 has been derived from audited financial statements for the year ended December 31, 2012. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission with our Form 10-K on April 1, 2013 (the "Audited 2012 Financial Statements").

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, Affinity VideoNet Inc., a Delaware corporation and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the estimated life of customer relationships, the estimated lives and recoverability of property and equipment, and the valuation of intangible assets.
See "Summary of Significant Accounting Policies" in the Company's Audited 2012 Financial Statements for a discussion on the estimates and judgments necessary in the Company's accounting for the allowance for doubtful accounts, financial instruments, concentration of credit risk, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.
Accounting Standards Updates
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2012 Financial Statements, that are of material significance, or have potential material significance to the Company.
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
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $142,000 and $151,000 at March 31, 2013 and December 31, 2012, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating costs, network and infrastructure. For the three months ended March 31, 2013 and 2012, we included taxes of $328,000 and $403,000, respectively, in revenues and we included taxes of $312,000 and $392,000, respectively, in network and infrastructure costs.
Impairment of Long-Lived Assets and Intangible Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2013, there was an impairment loss of $435,000 recorded for network equipment no longer being utilized in the Company's business. In the three months ended March 31, 2012, no impairment losses were recorded. The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2013 that would indicate that the fair value of the intangible assets may be below its carrying amount.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2013, we capitalized internal use software costs of $52,000 and we amortized $138,000 of these costs. For the three months ended March 31, 2012 we capitalized internal use software costs of $84,000 and we amortized $140,000 of these costs. No related impairment losses were recorded during the three months ended March 31, 2013 and 2012.

Note 3 - Affinity Acquisition

On October 1, 2012, the Company completed the acquisition of 100% of the stock of Affinity, accounted for as a business combination, and paid an aggregate purchase price of $15,901,000. The purchase price consisted of (i) approximately $8.0 million in cash (obtained through debt financing as discussed in Note 4), (ii) a $2.33 million promissory note payable to the Affinity shareholders, subject to adjustment, and (iii) 2,650,000 shares of the Company's common stock valued at approximately $5,512,000 based on the closing price of the Company's stock on October 1, 2012, subject to adjustment.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2012 do not include any revenues or expenses related to the Affinity business since the closing date of the acquisition was October 1, 2012. The Company's unaudited pro-forma results for the three months ended March 31, 2012 are summarized in the following table, assuming the acquisition had occurred on January 1, 2012 (in thousands):

Three Months Ended March 31, 2012
Revenue	$9,442
Net income	1,936

Earnings per share:
Basic	$0.07
Diluted	$0.07

Weighted average number of common shares:
Basic	27,395
Diluted	28,759

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

Below is a summary of goodwill activity for the three months ended March 31, 2013 (in thousands):

Goodwill, December 31, 2012	$9,900
Settlements	(11)
Reduction of Note (see Note 4)	(240)
Goodwill, March 31, 2013	$9,649

Note 4 - Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Comerica Revolver	$780	$780
Comerica Term Loan	2,000	2,000
Escalate Term Loan (A)	5,803	5,920
Stockholder Representative Note	2,088	2,328
	10,671	11,028
Less current maturities	(1,197)	(1,397)
	$9,474	$9,631

(A) Total proceeds less debt discount as discussed below

On October 1, 2012, the Company entered into a Loan and Security Agreement (the "Comerica Loan Agreement") with Comerica Bank, providing the Company with a $2,000,000 term loan (the "Comerica Term Loan") and a revolving line of credit (the "Comerica Revolver"), pursuant to which the Company could borrow, for working capital needs, an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3,000,000 (the "Comerica Loans"). The Comerica Loan Agreement is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC and Affinity. The Comerica Loan Agreement contains certain restrictive covenants including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Loans are subject to certain financial covenants, including without limitation, financial covenants that require the Company to maintain a total funded debt to Adjusted EBITDA ratio, to maintain a senior funded debt to Adjusted EBITDA ratio and to maintain a fixed charge coverage ratio. The Comerica Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain material judgments or if any guaranty of the Company's obligations ceases to be in full force and effect. On March 28, 2013, the Company and Comerica mutually agreed to amend the Comerica Loan Agreement (the "Amendment"). The Amendment established revised definitions and ratios relating to the three financial covenants discussed above to reflect the Company's projections of EBITDA and liquidity. The Amendment also provided that the Company maintain a restricted cash balance of $400,000 in a collateral account at Comerica Bank and limit extraordinary expenses in connection with acquisitions. As of March 31, 2013, the Company was in compliance with all required covenants under the Comerica Loan Agreement.

The Comerica Revolver bears interest on outstanding borrowings at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement, or 3.25% as of March 31, 2013) plus 2.00%. The Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of (i) $3,000,000 and (ii) 80% of eligible accounts receivable, less in each case any amount outstanding under the Comerica Term Loan up to $1,500,000. As of March 31, 2013, we had outstanding borrowings under the Comerica Revolver of $780,000 and we had unused borrowing availability of approximately $419,000. The Comerica Revolver matures on April 1, 2014.

The Comerica Term Loan bears interest at a rate equal to the Prime Rate (3.25% as of March 31, 2013) plus 3.00%. As of March 31, 2013, the outstanding balance under the Comerica Term Loan was $2,000,000. The outstanding balance of the Comerica Term Loan on October 1, 2013 shall be payable in 24 equal monthly installments of principal, plus all accrued interest, beginning on November 1, 2013. The Comerica Term Loan matures on November 1, 2015.

On October 1, 2012, in connection with the Affinity acquisition, the Company entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate Capital Partners SBIC I, L.P. ("Escalate"), providing the Company with a $6,500,000 term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months. The outstanding balance of the Escalate Term Loan shall be payable in 36 equal monthly installments of principal, plus all accrued interest, beginning on October 31, 2014. The Escalate Term Loan is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications and Affinity, and is subordinated to the Comerica Loans. The Escalate Loan Agreement contains certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Escalate Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company and its subsidiaries or the occurrence of certain material judgments. The Escalate Loan Agreement also provides for certain management rights for Escalate, including (i) the ability for Escalate to consult with and advise management of the Company on significant business issues, including management’s proposed annual operating plans and (ii) the ability for Escalate to examine the books and records of the Company and inspect the Company’s facilities during normal business hours with reasonable notice. In connection with the Escalate Term Loan, the Company issued to Escalate 295,000 shares of Common Stock (the “Escalate Shares”) at a purchase price of $0.01 per share on October 1, 2012. Escalate received standard piggyback and demand registration rights with respect to the Escalate Shares. The shares were valued at $611,000 using the October 1, 2012, stock price of $2.08 less the purchase price were reflected as a debt discount to the Escalate Term Loan. The Comerica Amendment discussed above required the consent of Escalate. In consideration of Escalate's consent to the Amendment and entrance into an Affirmation, the Company issued 100,000 shares of its common stock to Escalate. The shares were valued at $147,000 using the March 28, 2013 stock price of $1.47 and were reflected as a debt discount to the Escalate Term Loan. The total debt discount was $697,000 as of March 31, 2013 and is being amortized using the effective interest method over the term of the loan through the maturity date. As of March 31, 2013, the Company was in compliance with all required covenants.

On October 1, 2012, in connection with the Affinity acquisition, the Company issued a promissory note (the “Note”), in favor of the prior stockholders of Affinity (the "Stockholder Representative"), in original principal amount of $2.33 million, due and payable on December 31, 2014. The principal amount of the Note accrues interest at a rate of 8.0% per annum, and such interest shall be payable in arrears in quarterly payments commencing on April 1, 2013. Beginning on April 1, 2013 and on the first day of each month thereafter, if the Company has achieved a minimum EBITDA (as defined the Comerica Loan Agreement), the Company shall make a principal payment in the amount of $50,000. The Company shall make additional payments on the principal amount on each of June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014 in

amount equal to 40% of the Company’s trailing six month EBITDA (as defined in the Comerica Loan Agreement) less $3.0 million, provided that the June 30, 2013 principal payment shall only be made if the Company is in compliance with the Fixed Charge Ratio (as defined in the Note). During the three months ended March 31, 2013, the Note was reduced by $240,000 in accordance with the terms of the Note in connection with severance obligations the Company incurred related to the acquisition of Affinity resulting in an equal and offsetting reduction in Goodwill. Approximately $237,000 of these severance obligations remain payable and are recorded in Accrued Expenses in the accompanying balance sheet as of March 31, 2013.

The following table summarizes the future minimum payments that the Company expects to make for long-term debt (in thousands):

Year Ended December 31,
Nine months of 2013	$167
2014	4,409
2015	3,000
2016	2,167
2017	1,625
Total payments	11,368
Less debt discount, net of amortization	(697)
Total debt on balance sheet	$10,671

Financing costs related to the Comerica Loans and Escalate Term Loans of $590,000 and $651,000 are included in Other Assets in the accompanying balance sheet as of March 31, 2013 and December 31, 2012, respectively. The financing costs are being amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended March 31, 2013 and 2012 there was $61,000 and $15,000 respectively, of amortization of financing costs, and $30,000 and $0 respectively, of amortization of debt discount.

Note 5 - Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing price of our common stock on the date of grant.
In our stock option plans, the exercise price of the awards are established by the administrator of the plan and, in the case of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders. The per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Risk free interest rate	0.8%	0.9%
Expected option lives	5 years	5 years
Expected volatility	104.0%	111.3%
Estimated forfeiture rate	10%	10%
Expected dividend yields	—	—
Weighted average grant date fair value of options	$1.49	$2.37

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
A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the three months ended March 31, 2013 (in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2013	1,757	$3.07	605	$2.93
Granted	1,075	1.95
Exercised	(70)	1.61
Expired	—	—
Forfeited	(766)	3.12
Options outstanding, March 31, 2013	1,996	$2.50	494	$3.22
Stock option compensation expense is allocated as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Global managed services	$—	$3
Sales and marketing	—	1
General and administrative	210	18
	$210	$22

The remaining unrecognized stock-based compensation expense for options at March 31, 2013 was $2,214,000, of which $548,000, representing 275,000 options, will only be expensed upon a “change in control” and the remaining $1,667,000 will be amortized over a weighted average period of approximately 1.9 year.

The tax benefit recognized for stock-based compensation for the three months ended March 31, 2013 was diminimus. There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 6 - Preferred Stock
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2013, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series B-1 Preferred Stock has a stated value of $100,000 per share (the “Series B-1 Stated Value”), and a liquidation preference equal to the Series B-1 Stated Value plus all accrued and unpaid dividends (the “Series B-1 Liquidation Preference”). The Series B-1 Preferred Stock is not convertible into common stock. The Series B-1 Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B-1 Stated Value. Commencing January 1, 2014, the cumulative dividend rate increases to 6% per annum, payable quarterly, based on the Series B-1 Stated Value. The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B-1 Preferred Stock by paying the Series B-1 Liquidation Preference. As of March 31, 2013, the Company has recorded approximately $100,000 in accrued dividends on the accompanying balance sheet related to the Series B-1 Preferred Stock.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $3.00. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2013, the Company has recorded approximately $5,000 in accrued dividends on the accompanying balance sheet related to the Series A-2 Preferred Stock.

Pursuant to the terms of our Series A-2 Preferred Stock, Series B-1 Preferred Stock and the Note, although the Company has accrued approximately $105,000 in total dividends as of March 31, 2013, the Company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,174,000.

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

Note 7 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2013, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43
Granted	207	1.74
Vested	(118)	1.79
Forfeited	(492)	2.75
Unvested restricted shares outstanding, March 31, 2013	891	$2.18

Restricted stock compensation expense is allocated as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Global managed services	$8	$19
Sales and marketing	15	6
General and administrative	375	8
	$398	$33

The remaining unrecognized stock-based compensation expense for restricted stock at March 31, 2013 was $1,542,000, of which $208,000, representing 83,000 shares, will only be expensed upon a “change in control” and the remaining $1,334,000 will be amortized over a weighted average period of 6.3 years.
The tax benefit recognized for stock-based compensation for the three months ended March 31, 2013 was diminimus. There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 8 - Warrants
There were no warrants granted, exercised, exchanged or forfeited during the three months ended March 31, 2013. There were 33,000 warrants outstanding as of March 31, 2013 and 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 9 - Earnings (Loss) Per Share
Earnings (loss) per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of share of common share outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

For the three months ended March 31, 2013, diluted loss per share is the same as basic loss per share due to the net loss and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

For the three months ended March 31, 2012, diluted earnings per share included 181,000 shares of common stock associated with outstanding options and warrants, 235,000 issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,265,000 shares of unvested restricted stock.

Note 10 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2017. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2013 and 2012 were $191,000 and $128,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2013, are as follows (in thousands):

Year Ending December 31,
Nine months of 2013	459
2014	167
2015	140
2016	145
2017	87
$998

Capital Lease Obligation
In 2012, the Company entered into three non-cancelable lease agreements for $90,000, $30,000 and $48,000 with interest rates of 9%, 3% and 0%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the three months ended March 31, 2013 and 2012 was $40,000 and $29,000, respectively. Future minimum commitments under all non-cancelable capital leases as of March 31, 2013, are as follows (in thousands):

Year Ended December 31,	Total	Interest	Principal
Nine months of 2013	194	13	181
2014	210	6	204
2015	27	—	27
	$431	$19	$412

The current portion of the capital lease obligation is $243,000 and the long-term portion is $169,000 at March 31, 2013.

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
Letter of Credit
As of March 31, 2013, the Company has an outstanding irrevocable standby letter of credit (the “LOC”) with Comerica Bank for $115,000 to secure our security deposit for the sublease of our corporate headquarters.

Note 11 – Major Customers
Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the three months ended March 31, 2013, approximately 22% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 38% of total accounts receivable as of March 31, 2013. For the three months ended March 31, 2012, approximately 38% of revenues were derived from three major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 12 - Related Party Transactions
The Company provides cloud and managed video services (the “Video Services”) to ABM Industries, Inc. ("ABM"). James S. Lusk, a director of the Company, is an officer of ABM. Video Services revenue from ABM for the three months ended March 31, 2013 and 2012 were $37,000 and $66,000, respectively. As of March 31, 2013, the accounts receivable attributable to ABM was $26,000.
The Company receives general corporate strategy and management consulting services from Jon A. DeLuca, who serves on the Board of Directors for the Company. The Consulting Agreement was entered into as of September 1, 2010 and is a month-to-month engagement. The Company pays Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Related party consulting fees pursuant to this agreement for the three months ended March 31, 2013 and 2012 were $37,500 and $37,500, respectively. As of March 31, 2013, the accounts payable to Mr. DeLuca was $12,500.
In addition, the Company receives financial advisory services from Burnham Hill Partners, LLC ("BHP"). Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. Related party financial advisory fees paid to BHP for the three months ended March 31, 2013 and 2012 were $36,000 and $36,000, respectively. As of March 31, 2013, there was $0 accounts payable to BHP.
Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst is entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. For the three months ended March 31, 2013, she earned the sum of $6,000. As of March 31, 2013, there was $6,000 accrued for payment to Ms. Holst.
Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company. The independent members of the Company's Board reviewed and approved each of the related party transactions referred to above.
Note 13 - Accrued Expenses

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation	$580	$508
Accrued severance	813	607
Accrued communication costs	222	244
Accrued professional fees	20	208
Other accrued expenses	108	105
	$1,743	$1,672

On January 13, 2013, Mr. Joseph Laezza entered into a Separation Agreement and General Release (the “Laezza Separation Agreement”) with the Company pursuant to which he resigned, effective January 11, 2013, as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (the “Board”). Under the terms of the Laezza Separation Agreement, Mr. Laezza agreed to remain employed by the Company and serve as an advisor to the Board and the Company's new Chief Executive Officer until March 31, 2013, in exchange for his current salary and benefits through such date.  Mr. Laezza is entitled to receive cash payments of $142,000 and other severance benefits (e.g., accelerated vesting of restricted stock, reimbursement of medical insurance premiums and a bonus) valued at approximately $146,000. These costs were included in general and administrative costs for the three months ended March 31, 2013. As of March 31, 2013, $183,000 of unpaid severance related expenses for Mr. Laezza were included as accrued severance costs above.

On March 22, 2013, Mr. Tolga Sakman entered into a Separation Agreement and General Release (the “Sakman Separation Agreement”) with Glowpoint pursuant to which he resigned, effective March 22, 2013, as the Company's Chief Financial Officer. Mr. Sakman served as the Company's Chief Financial Officer and Senior Vice President, Corporate Development since August 22, 2012. Under the terms of the Sakman Separation Agreement, Mr. Sakman is entitled to receive cash payments of

$110,000. These costs were included in general and administrative costs for the three months ended March 31, 2013. As of March 31, 2013, $121,000 of unpaid severance related expenses for Mr. Sakman were included as accrued severance costs above.
During 2012 and the three months ended March 31, 2013, the Company effected terminations of certain employees which entitled them to receive cash payments and other severance benefits (e.g., reimbursement of medical insurance premiums. As of March 31, 2013, $509,000 of unpaid severance related expenses were included as accrued severance costs above for these employees.

Note 14 - Restricted Cash

On March 28, 2013, the Company and Comerica mutually agreed to amend the Comerica Loan Agreement (the "Amendment"). The Amendment established revised definitions and ratios relating to the three financial covenants discussed above to reflect the Company's projections of EBITDA and liquidity. The Amendment also provided that the Company maintain a restricted cash balance of $400,000 in a collateral account at Comerica Bank and limit extraordinary expenses in connection with acquisitions. In addition, the LOC (as discussed in Note 10) for $115,000 is secured by $115,000 of cash pledged as collateral and is restricted by Comerica Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2012 as filed with the Commission with our Annual Report on Form 10-K/A filed on April 4, 2013.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.
Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud and managed videoconferencing services. Our services, delivered via our cloud-based OpenVideo® platform, are securely accessible via any network (private or public) and are technology-agnostic. OpenVideo® is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion. The Company delivers services to more than 600 different enterprises in over 68 countries supporting thousands of video endpoints, immersive telepresence rooms, and infrastructure for business-quality, real-time, two-way visual communications.

On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally (as discussed in Note 3 to our condensed consolidated financial statements attached hereto). As a result of the acquisition, Glowpoint now offers a comprehensive suite of cloud and managed video services, consisting of the following: (i) monitoring and management, and collaboration services, resulting in an end-to-end cloud and managed solution for telepresence, conference room, desktop and mobile solutions, and video infrastructure; (ii) network services that provide our customers with the flexibility to either source the entire video network from a single provider, maintain existing networks and extend a logical connection to the OpenVideo® cloud or bring bandwidth to Open Video® datacenters; (iii) Affinity public video suites that provide remote access to video communication services for everyday business meetings and events; and (iv) professional and other services consisting of video communication solutions for broadcast/media content acquisition and event services.

Glowpoint's suite of cloud and managed video services focus on multi-tiered help desk support for mixed manufacturer video environments and complements Affinity's standing as a specialized service provider of tailored, business-class meetings for professional service organizations across the world. With the acquisition of Affinity, we new employ approximately 130 employees providing clients with a wide range of products and services across the entire video spectrum, from proprietary technology to design, implementation, 24x7 monitoring and mission critical support.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis

of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, as filed with the Commission with our Annual Report on Form 10-K filed on April 1, 2013.

Results of Operations
Three Months Ended March 31, 2013 (the “2013 Period”) compared to Three Months Ended March 31, 2012 (the "2012 Period")
Revenue. Total revenue increased $1,758,000, or 26.1%, in the 2013 Period to $8,504,000 from $6,746,000 in the 2012 Period. This increase is attributable to the 2013 Period including the results of Affinity whereas the 2012 Period does not include Affinity's results since the acquisition closed on October 1, 2012. Pro-forma revenue for the 2012 Period, assuming the Affinity acquisition closed on January 1, 2012 (the "Pro-forma 2012 Period"), was $9,442,000 (see unaudited pro-forma results in Note 3 to our condensed consolidated financial statements attached hereto). The following is a discussion of the changes in the components of our revenue (in thousands):

	2013 Period	2012 Period	Increase (Decrease)	% Change	Pro-forma 2012 Period
Revenue
Managed services combined	$5,136	$3,297	$1,839	55.8%	$5,752
Network services	3,068	3,140	(72)	(2.3)	3,332
Professional and other services	300	309	(9)	(2.9)	358
Total revenue	$8,504	$6,746	$1,758	26.1%	$9,442

•
Revenue for managed services combined, which represents subscription (monitoring and management) services generally tied to contracts of 12 months or more and usage based collaboration services, increased 55.8% to $5,136,000 in the 2013 Period, from $3,297,000 in the 2012 Period. Revenue for managed services combined accounted for 60.4% of our total revenue in the 2013 Period compared to 48.9% for the 2012 Period. The increase in revenue for managed services combined was primarily attributable to the acquisition of Affinity. Revenue for managed services combined for the Pro-forma 2012 Period was $5,752,000. The $616,000 decrease from the Pro-forma 2012 Period to the 2013 Period was primarily attributable to a $426,000 decrease in revenue generated by the Affinity public video suites.

•
Revenue for network services, which represents network sales and related services generally tied to contracts of 12 months or more, decreased 2.3% to $3,068,000 in the 2013 Period from $3,140,000 in the 2012 Period. Revenue for network services accounted for 36.1% of total revenue in the 2013 Period compared to 46.5% for the 2012 Period. Revenue for Network Services for the Pro-forma 2012 Period was $3,332,000. The decrease from both the 2012 and Pro-forma 2012 Period to the 2013 Period was primarily attributable to customer disconnects.

•
Revenue for professional and other services, which represent non-recurring services, was $300,000 in the 2013 Period, relatively flat as compared to $309,000 in the 2012 Period. Revenue for professional and other services accounted for 3.5% of revenue in the 2013 Period compared to 4.6% for the 2012 Period. Revenue for professional and other services for the Pro-forma 2012 Period was $358,000.

Network and Infrastructure Expenses. Network and infrastructure expenses were $2,002,000 in the 2013 Period as compared to $2,076,000 in the 2012 Period, a decrease of $74,000. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers.
Global Managed Services Expenses. Global managed services expenses increased 88.1% to $3,190,000 in the 2013 Period from $1,696,000 in the 2012 Period. Global managed services expenses include all costs for delivering and servicing our managed services, such as delivering customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. The increase is primarily attributed to the acquisition of Affinity and corresponds to the increase in revenue.
Sales and Marketing Expenses. Sales and marketing expenses were $1,069,000 in the 2013 Period as compared to $986,000 in the 2012 Period, an increase of $83,000. This increase is primarily attributed to increased sales and marketing expenses associated with the Affinity acquisition.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased by $1,737,000 to $3,087,000 in the 2013 Period from $1,350,000 in the 2012 Period. This increase is attributable to the following factors: (i) an increase in stock-based compensation expense of $559,000, (ii) an asset impairment charge of $435,000 during the 2013 Period for network equipment no longer being utilized in the Company's business, (iii) severance charges of $399,000 related primarily to the separation of our former Chief Executive Officer, Chief Financial Officer and certain other employees during the 2013 Period, and (iv) acquisition costs related to the Affinity acquisition of $239,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $318,000 to $758,000 in the 2013 Period from $440,000 in the 2012 Period. This increase is primarily attributable to amortization of intangible assets of $314,000 during the 2013 Period related to the acquisition of Affinity.
Income (Loss) from Operations. Loss from operations for the 2013 Period was $1,602,000, a decrease of $1,800,000 from the income from operations of $198,000 in the 2012 Period. The primary drivers of the decrease in income were due to the increase in general and administrative expenses as discussed above.
Interest and Other Expense, Net. Interest and other expense, net in the 2013 Period was $383,000, which was comprised of $292,000 of interest charges on our outstanding debt and $61,000 of the amortization of financing charges related to our Comerica Loans and other debt. Interest and other expense in the 2012 Period was $26,000, which principally reflected $11,000 of interest charges from vendors and $15,000 of the amortization of financing charges related to certain private placement transactions in the Company completed during the 2012 Period. The increase from the 2012 Period to the 2013 Period in interest and other expense was attributable to the debt incurred in October 2012 in connection with the Affinity acquisition (see Note 4 to the condensed consolidated financial statements attached hereto).
Net Income (Loss). Net loss for the 2013 Period was $1,985,000 or, $0.07 per basic and diluted share, a decrease of $2,157,000 from net income of $172,000 in the 2012 Period. The primary drivers of the increase were due to the increases in general and administrative expenses, as well as interest expense, as discussed above.
Preferred Stock Dividends. Preferred stock dividends increased by $105,000 in the 2013 Period to $105,000 from $0 in the 2012 Period as dividends commenced accruing on January 1, 2013 (as discussed in Note 6 to our consolidated financial statements attached hereto).
Net income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders for the 2013 Period was $2,090,000, a decrease of $2,262,000 from the net income attributable to common stockholders of $172,000 in the 2012 Period. The primary drivers of the decrease were due to the increases in general and administrative expenses, as well as interest expense and preferred dividends, as discussed above.
Liquidity and Capital Resources

As of March 31, 2013, we had $2,166,000 of cash and positive working capital of $548,000. For the three months ended March 31, 2013, we generated a net loss of $1,985,000 and net cash provided by operating activities of $264,000. We generated cash from operations even though we incurred a net loss due to changes in working capital and certain non-cash expenses.

Net cash used in investing activities for the three months ended March 31, 2013 was $124,000, primarily related to the purchase of property and equipment. Net cash used in financing activities for the three months ended March 31, 2013 was

$192,000, attributable to issuance costs related to our debt agreements entered into in 2012 and principal payments on capital lease obligations.

The Company entered into certain debt agreements in connection with the Affinity acquisition in October 2012 (see Note 4 to our condensed consolidated financial statements attached hereto). As of March 31, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $1,197,000, which includes $780,000 of outstanding borrowings under our Comerica Revolver, maturing on April 1, 2014, and $417,000 of scheduled principal payments under our other debt agreements summarized in Note 4. As of March 31, 2013, interest payments under the Company's debt agreements over the next twelve months are expected to approximate $1,122,000. As of March 31, 2013, the Company had unused borrowing availability of $419,000 under the Comerica Revolver.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company began accruing dividends as of January 1, 2013 of approximately $105,000 per quarter, however, the company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,174,000.

Based on our current projection of revenue and expenses, the Company believes that it has, and will have, sufficient resources and cash flow to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.
Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before depreciation, amortization, net interest expense, taxes, severance, acquisition costs, stock-based compensation and asset impairment. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company. The Comerica Loans and Escalate Term Loan are subject to certain financial covenants, including, without limitation, covenants that require the Company to maintain a total funded debt to Adjusted EBITDA ratio, to maintain a senior funded debt to Adjusted EBITDA ratio and to maintain a fixed charge coverage ratio as defined in the agreement. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of net income (loss) to Adjusted EBITDA is shown below:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(1,985)	$172
Depreciation and amortization	758	440
Interest and other expense	383	26
EBITDA	(844)	638
Stock-based compensation	608	79
Severance	399	—
Acquisition costs	239	—
Asset impairment	435	—
Adjusted EBITDA	$837	$717

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by the rule and regulations of the Securities and Exchange Commission, we are not required to provide this information.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed with the Commission on April 4, 2013. There have been no material changes to these risks during the three months ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

GLOWPOINT, INC.

Date: May 9, 2013	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(principal executive officer)

Date: May 9, 2013	By:	/s/ David Clark
David Clark
Chief Financial Officer
(principal financial and accounting officer)