Form 10-Q
period 2013-06-30
GLOWPOINT, INC.
filed 2013-08-08
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2013 was 28,807,349.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,804	$2,218
Accounts receivable, net (including related party amounts of $24 and $32, respectively)	3,189	4,047
Prepaid expenses and other current assets	745	897
Total current assets	6,738	7,162
Property and equipment, net	3,159	4,256
Goodwill	9,695	9,900
Intangibles, net	6,627	7,256
Other assets	605	742
Total assets	$26,824	$29,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,317	$1,397
Current portion of capital lease	259	240
Accounts payable (including related party amounts of $24 and $13, respectively)	2,048	2,384
Accrued expenses (including related party amounts of $6 and $15, respectively)	1,435	1,672
Accrued dividends	210	—
Accrued sales taxes and regulatory fees	499	398
Customer deposits	195	205
Deferred revenue	124	155
Total current liabilities	6,087	6,451
Long term liabilities:
Capital lease, net of current portion	129	231
Long term debt, net of current portion	9,113	9,631
Total long term liabilities	9,242	9,862
Total liabilities	15,329	16,313
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 100 shares issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preference of $10,000	$10,000	$10,000
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 shares issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preference of $396	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 28,792,000 and 28,886,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	167,108	166,481
Accumulated deficit	(165,783)	(163,648)
Total stockholders’ equity	11,495	13,003
Total liabilities and stockholders’ equity	$26,824	$29,316

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Revenue (including related party amounts of $70 and $125, respectively and $33 and $59, respectively)	$17,240	$13,546	$8,736	$6,800
Operating expenses:
Network and infrastructure	4,108	4,221	2,106	2,145
Global managed services	6,143	3,461	2,953	1,765
Sales and marketing (including related party amounts of $12 and $0, respectively and $6 and $0, respectively)	2,066	1,864	997	878
General and administrative (including related party amounts of $147 and $147, respectively and $74 and $74, respectively)	4,798	2,652	1,711	1,302
Depreciation and amortization	1,458	865	700	425
Total operating expenses	18,573	13,063	8,467	6,515
Income (loss) from operations	(1,333)	483	269	285
Interest and other expense:
Interest expense, net	612	29	320	18
Amortization of deferred financing costs	121	29	60	14
Amortization of debt discount	69	—	39	—
Total interest and other expense, net	802	58	419	32
Income (loss) before provision for income taxes	(2,135)	425	(150)	253
Provision for income taxes	—	5	—	5
Net income (loss)	(2,135)	420	(150)	248
Preferred stock dividends	210	—	105	—
Net income (loss) attributable to common stockholders	$(2,345)	$420	$(255)	$248

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$(0.08)	$0.02	$(0.01)	$0.01
Diluted net income (loss) per share	$(0.08)	$0.02	$(0.01)	$0.01

Weighted average number of common shares:
Basic	27,786	24,440	27,868	24,525
Diluted	27,786	25,742	27,868	25,874

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	100	$10,000	53	$167	28,886	$3	$166,481	$(163,648)	$13,003
Net loss	—	—	—	—	—	—	—	(2,135)	(2,135)
Stock-based compensation	—	—	—	—	—	—	690	—	690
Issuance of restricted stock	—	—	—	—	364	—	—	—	—
Stock issued in connection with debt amendment	—	—	—	—	100	—	147	—	147
Forfeiture of restricted stock	—	—	—	—	(572)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(210)	—	(210)
Exercise of options	—	—	—	—	14	—	—	—	—
Balance at June 30, 2013	100	$10,000	53	$167	28,792	$3	$167,108	$(165,783)	$11,495

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$(2,135)	$420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,458	865
Bad debt expense	119	52
Amortization of deferred financing costs	121	29
Amortization of debt discount	69	—
Loss on impairment/disposal of equipment	539	10
Stock-based compensation	690	219
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	739	(573)
Prepaid expenses and other current assets	153	(52)
Other assets	15	(38)
Accounts payable	(336)	(13)
Accrued expenses, sales taxes and regulatory fees	(38)	(539)
Customer deposits	(9)	28
Deferred revenue	(31)	(61)
Net cash provided by operating activities - continuing operations	1,354	347
Net cash used in operating activities - discontinued operations	—	(50)
Net cash provided by operating activities	1,354	297
Cash flows from Investing Activities:
Proceeds from sale of equipment	2	11
Purchases of property and equipment	(235)	(353)
Net cash used in investing activities	(233)	(342)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	—	7
Principal payments for capital lease	(122)	(91)
Payments related to debt issuance	(133)	—
Net payments on revolving loan facility	(280)	—
Net cash used in financing activities	(535)	(84)
Increase (decrease) in cash and cash equivalents	586	(129)
Cash at beginning of period	2,218	1,818
Cash at end of period	$2,804	$1,689

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$586	$29

Non-cash investing and financing activities:
Preferred stock dividends	$210	$—
Reduction of debt in connection with severance obligations related to acquisition of Affinity	$240	$—
Stock issued in connection with debt amendment recorded as debt discount	$147	$—
Acquisition of network equipment under capital lease	$38	$120
Preferred stock conversion and warrant exchange	$—	$130

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 - Basis of Presentation and Liquidity

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud-based video collaboration services, network services, and business-class support services. We provide our customers with a tailored mix of these services to fit each customer's needs. More than 1,000 different organizations in 96 countries use Glowpoint services to collaborate with colleagues, business partners and customers more effectively.

Our video collaboration services include: i) Glowpoint NowTM, a reservationless videoconferencing service that allows users to collaborate via video on-demand from virtually any device, including web browsers; ii) managed videoconferencing, a high-touch, concierge-based managed service whereby Glowpoint sets up and manages customer videoconferences; and iii) video meeting suites, which allow our customers to conduct meetings and events in over 4,000 video conference rooms across 1,300 cities without investing in video devices or infrastructure. Glowpoint fully manages the videoconferences held in these suites.

Our network services provide our customers with the flexibility to select specialized solutions or converge multi-service applications on a single network infrastructure to increase bandwidth efficiency and dynamic allocation. All of our network services are offered through our cloud based platform in an effort to make it easier to manage and share real-time information, spread job responsibilities and external resources while enabling stronger continuity of service and better planning for predictable peaks and valleys of the enterprise.

We also offer professional services, including video communication services for broadcast/media content acquisition and remote analyst contribution for live-to-air or live-to-tape production that enable studios to broadcast or stream their media with solutions for mobile, video, and live events. Broadcasters rely on our platform and service delivery to deliver breaking news information.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Liquidity
As of June 30, 2013, we had $2,804,000 of cash and positive working capital of $651,000. Our cash balance as of June 30, 2013 includes restricted cash of $457,000 (as discussed in Note 14). For the six months ended June 30, 2013, we generated a net loss of $2,135,000 and net cash provided by operating activities of $1,354,000. We generated cash from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

As of June 30, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $1,317,000, which includes $500,000 of outstanding borrowings under our revolving line of credit with Comerica Bank (the "Comerica Revolver"), maturing on April 1, 2014, and $817,000 of scheduled principal payments under our other debt agreements, summarized in Note 4 below. As of June 30, 2013, interest payments under the Company's debt agreements over the next twelve months are expected to approximate $1,091,000. As of June 30, 2013, the Company had unused borrowing availability of $1,000,000 under the Comerica Revolver.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company began accruing dividends as of January 1, 2013 of approximately $105,000 per quarter, however, the Company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,176,000.

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

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the six and three months ended June 30, 2013 and 2012, the statement of stockholders' equity for the six months ended June 30, 2013 and the statement of cash flows for the six months ended June 30, 2013 and 2012. The results for the six and three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2012 was derived from audited financial statements for the year ended December 31, 2012. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission with our Form 10-K/A on April 4, 2013 (the "Audited 2012 Financial Statements").

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, Affinity VideoNet Inc., a Delaware corporation, and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

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
Accounting Standards Updates
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2012 Financial Statements, that are of material significance, or have potential material significance to the Company.
Revenue Recognition
Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to the subscribers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed. Revenues derived from other sources are recognized when services are provided or events occur.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the six months ended June 30, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $179,000 and $151,000 at June 30, 2013 and December 31, 2012, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating expenses, network and infrastructure. For the six and three months ended June 30, 2013, we included taxes of $668,000 and $339,000, respectively, in revenues, and we included taxes of $635,000 and $323,000, respectively, in network and infrastructure expenses. For the six and three months ended June 30, 2012, we included taxes of $796,000 and $393,000, respectively, in revenues, and we included taxes of $764,000 and $372,000, respectively, in network and infrastructure expenses.
Impairment of Long-Lived Assets and Intangible Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the six and three months ended June 30, 2013, there was an impairment loss of $474,000 and $39,000, respectively, recorded for network equipment no longer being utilized in the Company's business. In the six months ended June 30, 2012, no impairment losses were recorded.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the six and three months ended June 30, 2013, we capitalized internal use software costs of $79,000 and $27,000, respectively, and we amortized $259,000 and $121,000, respectively, of these costs. For the six and three months ended June 30, 2012 we capitalized internal use software costs of $161,000 and $77,000, respectively, and we amortized $279,000 and $139,000, respectively, of these costs. An impairment loss of $65,000 and $65,000, was recorded during the six and three months ended June 30, 2013, respectively. During the six and three months ended June 30, 2012, no impairment losses were recorded.

Note 3 - Affinity Acquisition

On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally. The Company acquired 100% of the stock of Affinity, accounted for as a business combination, and paid an aggregate purchase price of $15,901,000. The purchase price consisted of (i) approximately $8.0 million in cash (obtained through debt financing as discussed below in Note 4), (ii) a $2.33 million promissory note payable to the Affinity shareholders, subject to adjustment, and (iii) 2,650,000 shares of the Company's common stock valued at approximately $5,512,000 based on the closing price of the Company's stock on October 1, 2012, subject to adjustment.

The accompanying condensed consolidated financial statements for the six and three months ended June 30, 2012 do not include any revenues or expenses related to the Affinity business since the closing date of the acquisition was October 1, 2012. The Company's unaudited pro-forma results for the six and three months ended June 30, 2012 are summarized in the following table, assuming the acquisition had occurred on January 1, 2012 (in thousands):

	Six Months Ended June 30, 2012	Three Months Ended June 30, 2012
Revenue	$19,019	$9,577
Net income (loss)	1,885	(51)

Earnings per share:
Basic	$0.07	$—
Diluted	$0.07	$—

Weighted average number of common shares:
Basic	27,481	27,566
Diluted	28,783	28,915

These unaudited pro-forma results were prepared for comparative purposes only, and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

Below is a summary of goodwill activity for the six months ended June 30, 2013 (in thousands):

Goodwill, December 31, 2012	$9,900
Settlements	(11)
Reduction of Note (see Note 4)	(240)
Working capital adjustment	46
Goodwill, June 30, 2013	$9,695

Note 4 - Debt

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Comerica Revolver	$500	$780
Comerica Term Loan	2,000	2,000
Escalate Term Loan (A)	5,842	5,920
Stockholder Representative Note	2,088	2,328
	10,430	11,028
Less current maturities	(1,317)	(1,397)
	$9,113	$9,631

(A) Total proceeds less debt discount as discussed below

On October 1, 2012, the Company entered into a Loan and Security Agreement (the "Comerica Loan Agreement") with Comerica Bank, providing the Company with a $2,000,000 term loan (the "Comerica Term Loan") and the Comerica Revolver, pursuant to which the Company could borrow, for working capital needs, an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3,000,000 (collectively, the "Comerica Loans"). The Comerica Loan Agreement is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC and Affinity. The Comerica Loan Agreement contains certain restrictive covenants including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Loans are subject to certain financial covenants, including without limitation, financial covenants that require the Company to maintain a total funded debt to Adjusted EBITDA ratio, to maintain a senior funded debt to Adjusted EBITDA ratio and to maintain a fixed charge coverage ratio. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 2 of this Quarterly Report on Form 10-Q contains a description of Adjusted EBITDA. The Comerica Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain material judgments or if any guaranty of the Company's obligations ceases to be in full force and effect. On March 28, 2013, the Company and Comerica mutually agreed to amend the Comerica Loan Agreement (the "Amendment"). The Amendment established revised definitions and ratios relating to the three financial covenants discussed above to reflect the Company's projections of EBITDA and liquidity. The Amendment also provided that the Company maintain a minimum cash balance of $400,000 in our accounts at Comerica Bank and limit extraordinary expenses in connection with acquisitions. As of June 30, 2013, the Company was in compliance with all required covenants under the Comerica Loan Agreement.

The Comerica Revolver bears interest on outstanding borrowings at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement, or 3.25% as of June 30, 2013) plus 2.00%. The Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of (i) $3,000,000 and (ii) 80% of eligible accounts receivable, less in each case any amount outstanding under the Comerica Term Loan up to $1,500,000. As of June 30, 2013, we had outstanding borrowings under the Comerica Revolver of $500,000 and we had unused borrowing availability of approximately $1,000,000. The Comerica Revolver matures on April 1, 2014.

The Comerica Term Loan bears interest at a rate equal to the Prime Rate (3.25% as of June 30, 2013) plus 3.00%. As of June 30, 2013, the outstanding balance under the Comerica Term Loan was $2,000,000. The outstanding balance of the Comerica Term Loan on October 1, 2013 shall be payable in 24 equal monthly installments of principal, plus all accrued interest, beginning on November 1, 2013. The Comerica Term Loan matures on November 1, 2015.

On October 1, 2012, in connection with the Affinity acquisition, the Company entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate Capital Partners SBIC I, L.P. ("Escalate"), providing the Company with a $6,500,000 term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months. The outstanding balance of the Escalate Term Loan shall be payable in 36 equal monthly installments of principal, plus all accrued interest, beginning on October 31, 2014. The Escalate Term Loan is secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications and Affinity, and is subordinated to the Comerica Loans. The Escalate Loan Agreement contains certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Escalate Loan Agreement also provides for events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company and its subsidiaries or the occurrence of certain material judgments. The Escalate Loan Agreement also provides for certain management rights for Escalate, including (i) the ability for Escalate to consult with and advise management of the Company on significant business issues, including management’s proposed annual operating plans and (ii) the ability for Escalate to examine the books and records of the Company and inspect the Company’s facilities during normal business hours with reasonable notice. In connection with the Escalate Term Loan, the Company issued to Escalate 295,000 shares of Common Stock (the “Escalate Shares”) at a purchase price of $0.01 per share on October 1, 2012. Escalate received standard piggyback and demand registration rights with respect to the Escalate Shares. The shares were valued at $611,000 using the October 1, 2012, stock price of $2.08 less the purchase price were reflected as a debt discount to the Escalate Term Loan. The Comerica Amendment discussed above required the consent of Escalate. In consideration of Escalate's consent to the Amendment, the Company issued 100,000 shares of its common stock to Escalate. The shares were valued at $147,000 using the March 28, 2013 stock price of $1.47 and were reflected as a debt discount to the Escalate Term Loan. The total debt discount was $658,000 as of June 30, 2013 and is being amortized using the straight line method over the term of the loan through the maturity date. As of June 30, 2013, the Company was in compliance with all required covenants.

On October 1, 2012, in connection with the Affinity acquisition, the Company issued a promissory note (the “Note”), in favor of the prior stockholders of Affinity (the "Stockholder Representative"), in original principal amount of $2.33 million, due and payable on December 31, 2014. The principal amount of the Note accrues interest at a rate of 8.0% per annum, and such interest shall be payable in arrears in quarterly payments commencing on April 1, 2013. Beginning on April 1, 2013 and on the first day of each month thereafter, if the Company has achieved a minimum EBITDA (as defined in the Comerica Loan Agreement), the Company shall make a principal payment in the amount of $50,000. The Company shall make additional payments on the principal amount on each of June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014 in amount equal to 40% of the Company’s trailing six month EBITDA less $3.0 million, provided that the June 30, 2013 principal payment shall only be made if the Company is in compliance with the Fixed Charge Ratio (as defined in the Note). During the six months ended June 30, 2013, the Note was reduced by $240,000 in accordance with the terms of the Note in connection with severance obligations the Company incurred related to the acquisition of Affinity resulting in an equal and offsetting reduction in Goodwill. Approximately $206,000 of these severance obligations remain payable and are recorded in Accrued Expenses in the accompanying condensed consolidated balance sheet as of June 30, 2013.

The following table summarizes the future minimum payments that the Company expects to make for long-term debt (in thousands):

Year Ended December 31,
Six months of 2013	$167
2014	4,129
2015	3,000
2016	2,167
2017	1,625
Total payments	11,088
Less debt discount, net of amortization	(658)
Total debt on balance sheet as of June 30, 2013	$10,430

Unamortized financing costs related to the Comerica Loans and Escalate Term Loans of $530,000 and $651,000 are included in Other Assets in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. The financing costs are being amortized using the effective interest method over the term of each loan through each maturity date. During the six and three months ended June 30, 2013 there was $121,000 and $60,000 respectively, of amortization of financing costs, and $69,000 and $39,000 respectively, of amortization of debt discount. During the six and three months ended June 30, 2012 there was $29,000 and $14,000 respectively, of amortization of financing costs, and $0 and $0 respectively, of amortization of debt discount.

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
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the six and three months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	0.8%	0.9%	1.1%	0.7%
Expected option lives	5 years	5 years	5 years	5 years
Expected volatility	103.2%	111.2%	101.3%	109.7%
Estimated forfeiture rate	10%	10%	10%	10%
Expected dividend yields	—	—	—	—
Weighted average grant date fair value of options	$1.39	$2.37	$0.67	$1.66
The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the expected life of the grants. The expected option lives and forfeiture rates are estimated based on the Company’s exercise and employment termination experience. The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The assumptions used in the Black-Scholes option valuation model are highly subjective and can materially affect the resulting valuations.
A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the six months ended June 30, 2013 (shares in thousands):

	Outstanding		Exercisable
	Number of Options Shares Underlying	Weighted Average Exercise Price	Number of Options Shares Underlying	Weighted Average Exercise Price
Options outstanding, January 1, 2013	1,857	$3.02	605	$2.93
Granted	1,075	1.84
Exercised *	(70)	1.61
Expired	—	—
Forfeited and canceled	(770)	3.11
Options outstanding, June 30, 2013	2,092	$2.43	524	$3.16
* 14,000 common shares were issued from the cashless exercise of 70,000 options.
Stock option compensation expense is allocated as follows for the six and three months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Global managed services	$—	$6	$—	$3
Sales and marketing	—	4	—	3
General and administrative	357	80	147	62
	$357	$90	$147	$68

The remaining unrecognized stock-based compensation expense for options at June 30, 2013 was $2,133,000, of which $547,000, representing 275,000 options, will only be expensed upon a “change in control” and the remaining $1,586,000 will be amortized over a weighted average period of approximately 1.7 years.

The tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2013 was diminimus. There was no tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2013, there were: 100 shares of Series B-1 Preferred Stock authorized, issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series B-1 Preferred Stock has a stated value of $100,000 per share (the “Series B-1 Stated Value”), and a liquidation preference equal to the Series B-1 Stated Value plus all accrued and unpaid dividends (the “Series B-1 Liquidation Preference”). The holder of Series B-1 Preferred Stock shall have no right to exchange or convert such shares into any other securities without the written approval or consent of the Company, and the affirmative vote or consent of the holders of at least 90% of the shares of the issued and outstanding Series B-1 Preferred Stock. The Series B-1 Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B-1 Stated Value. Commencing January 1, 2014, the cumulative dividend rate increases to 6% per annum, payable quarterly, based on the Series B-1 Stated Value. The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B-1 Preferred Stock by paying the Series B-1 Liquidation Preference. As of June 30, 2013, the Company has recorded approximately $200,000 in accrued dividends on the accompanying balance sheet related to the Series B-1 Preferred Stock.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $3.00. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of June 30, 2013, the Company has recorded approximately $10,000 in accrued dividends on the accompanying balance sheet related to the Series A-2 Preferred Stock.

Pursuant to the terms of our Series A-2 Preferred Stock, Series B-1 Preferred Stock and the Note, although the Company has accrued approximately $210,000 in total dividends as of June 30, 2013, the Company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,176,000.

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

Note 7 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2013, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43
Granted	364	1.30
Vested	(367)	1.43
Forfeited	(572)	2.69
Unvested restricted shares outstanding, June 30, 2013	719	$2.16

Restricted stock compensation expense is allocated as follows for the six and three months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Global managed services	$11	$16	$3	$10
Sales and marketing	26	30	11	16
General and administrative	296	83	(79)	46
	$333	$129	$(65)	$72

The remaining unrecognized stock-based compensation expense for restricted stock at June 30, 2013 was $1,336,000, of which $208,000, representing 83,000 shares, will only be expensed upon a “change in control” and the remaining $1,129,000 will be amortized over a weighted average period of 6.8 years.
The tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2013 was deminimus. There was no tax benefit recognized for stock-based compensation for the six and three months ended June 30, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.
Note 8 - Warrants
There were no warrants granted, exercised, exchanged or forfeited during the six months ended June 30, 2013. There were 33,000 warrants outstanding as of June 30, 2013 and 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 9 - Earnings (Loss) Per Share
Earnings (loss) per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of share of common share outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

For the six and three months ended June 30, 2013, diluted loss per share is the same as basic loss per share due to the net loss and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

For the six and three months ended June 30, 2012, diluted earnings per share included 140,000 and 106,000 shares, respectively, of common stock associated with outstanding options and warrants, 133,000 shares issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,163,000 shares of unvested restricted stock.

Note 10 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2018. During May 2013, we entered into a new lease for office space in Colorado through 2018 with a lease commencement date of July 9, 2013. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the six and three months ended June 30, 2013 were $384,000 and $193,000, respectively. Lease payments for the six and three months ended June 30, 2012 were $264,000 and $136,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,
Six months of 2013	304
2014	370
2015	349
2016	359
2017	305
2018	223
1,910

Capital Lease Obligation
In 2013, the Company entered into a non-cancelable lease agreement for $38,000 with an interest rate of 8.8%. In 2012, the Company entered into three non-cancelable lease agreements for $90,000, $30,000 and $48,000 with interest rates of 9%, 3% and 0%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the six and three months ended June 30, 2013 was $79,000 and $40,000, respectively. Depreciation expense on the equipment under the capital leases for the six and three months ended June 30, 2012 was $59,000 and $30,000, respectively. Future minimum commitments under all non-cancelable capital leases as of June 30, 2013, are as follows (in thousands):

Year Ended December 31,	Total	Interest	Principal
Six months of 2013	137	9	128
2014	225	8	217
2015	43	1	42
2016	1	—	1
	$406	$18	$388

The current portion of the capital lease obligation is $259,000 and the long-term portion is $129,000 at June 30, 2013.

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
Letters of Credit
The Company has an outstanding irrevocable standby letter of credit with Comerica Bank for $57,000 to serve as our security deposit for the sublease of our corporate headquarters in New Jersey. In July 2013, the Company issued an irrevocable standby letter of credit for $185,000 through Comerica Bank to serve as our security deposit for our office lease in Colorado.

Note 11 – Major Customers

Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the six and three months ended June 30, 2013, approximately 21% and 21% of revenues, respectively, were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 32% of total accounts receivable as of June 30, 2013. For the six and three months ended June 30, 2012, approximately 37% and 36% of revenues, respectively, were derived from three major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 12 - Related Party Transactions
The Company provides cloud and managed video services (the “Video Services”) to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors of the Company, is an officer of ABM. Video Services revenue from ABM for the six months ended June 30, 2013 and 2012 were $70,000 and $125,000, respectively, and for the three months ended June 30, 2013 and 2012 were $33,000 and $59,000, respectively. As of June 30, 2013, the accounts receivable attributable to ABM was $24,000.
The Company receives general corporate strategy and management consulting services from Jon A. DeLuca, who serves on the Board of Directors for the Company. The Consulting Agreement was entered into as of September 1, 2010 and is a month-to-month engagement. The Company pays Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Related party consulting fees pursuant to this agreement for the six months ended June 30, 2013 and 2012 were $75,000 and $75,000, respectively, and for the three months ended June 30, 2013 and 2012 were $38,000 and $38,000, respectively. As of June 30, 2013, the accounts payable to Mr. DeLuca was $24,000.
In addition, the Company receives financial advisory services from Burnham Hill Partners, LLC ("BHP"). Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. Related party financial advisory fees paid to BHP for the six months ended June 30, 2013 and 2012 were $72,000 and $72,000, respectively and for the three months ended June 30, 2013 and 2012 were $36,000 and $36,000, respectively. As of June 30, 2013, there was $0 accounts payable to BHP.
Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst is entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. For the six months ended June 30, 2013, she earned the sum of $6,000. As of June 30, 2013, there was $6,000 accrued for payment to Ms. Holst.
Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company. The independent members of the Company's Board reviewed and approved each of the related party transactions referred to above.
Note 13 - Accrued Expenses

Accrued expenses consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation	$561	$508
Accrued severance	495	607
Accrued communication costs	244	244
Accrued professional fees	32	208
Other accrued expenses	103	105
	$1,435	$1,672

On January 13, 2013, Mr. Joseph Laezza entered into a Separation Agreement and General Release (the “Laezza Separation Agreement”) with the Company pursuant to which he resigned, effective January 11, 2013, as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (the “Board”). Under the terms of the Laezza Separation Agreement, Mr. Laezza agreed to remain employed by the Company and serve as an advisor to the Board and the Company's new Chief Executive Officer until March 31, 2013, in exchange for his current salary and benefits through such date.  Mr. Laezza was entitled to receive cash payments of $142,000 and other severance benefits (e.g., accelerated vesting of restricted stock, reimbursement of medical insurance premiums and a bonus) valued at approximately $146,000. These costs were included in general and administrative costs for the six and three months ended June 30, 2013. As of June 30, 2013, $87,000 of unpaid severance related expenses for Mr. Laezza were included as accrued severance costs above.

On March 22, 2013, Mr. Tolga Sakman entered into a Separation Agreement and General Release (the “Sakman Separation Agreement”) with Glowpoint pursuant to which he resigned, effective March 22, 2013, as the Company's Chief Financial Officer. Under the terms of the Sakman Separation Agreement, Mr. Sakman was entitled to receive cash payments of $110,000. These costs were included in general and administrative costs for the six and three months ended June 30, 2013. As of June 30, 2013, $58,000 of unpaid severance related expenses for Mr. Sakman were included as accrued severance costs above.
During 2012 and the six and three months ended June 30, 2013, the Company effected terminations of certain employees which entitled them to receive cash payments and other severance benefits (e.g., reimbursement of medical insurance premiums. As of June 30, 2013, $495,000 of unpaid severance related expenses were included as accrued severance costs above for these employees.

Note 14 - Restricted Cash

On March 28, 2013, the Company and Comerica mutually agreed to amend the Comerica Loan Agreement (the "Amendment"), see Note 4. The Amendment established revised definitions and ratios relating to certain financial covenants to reflect the Company's projections of EBITDA and liquidity. The Amendment also provided that the Company maintain a minimum cash balance of $400,000 in our accounts at Comerica Bank and limit extraordinary expenses in connection with acquisitions.

The letter of credit for our corporate headquarters (as discussed in Note 10) for $57,000 is secured by $57,000 of cash pledged as collateral and is restricted by Comerica Bank.

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
Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of cloud-based video collaboration services and network services. We provide our customers with a tailored mix of these services to fit each customer's needs. More than 1,000 different organizations in 96 countries use Glowpoint services to collaborate with colleagues, business partners and customers more effectively.

Our video collaboration services include: i) Glowpoint NowTM, a reservationless videoconferencing service that allows users to collaborate via video on-demand from virtually any device, including web browsers; ii) managed videoconferencing, a high-touch, concierge-based managed service whereby Glowpoint sets up and manages customer videoconferences; and iii) video meeting suites, which allow our customers to conduct meetings and events in over 4,000 video conference rooms across 1,300 cities without investing in video devices or infrastructure. Glowpoint fully manages the videoconferences held in these suites.

Our network services provide our customers with the flexibility to select specialized solutions or converge multi-service applications on a single network infrastructure to increase bandwidth efficiency and dynamic allocation. All of our network services are offered through our cloud based platform in an effort to make it easier to manage and share real-time information, spread job responsibilities and external resources while enabling stronger continuity of service and better planning for predictable peaks and valleys of the enterprise.

We also offer professional services, including video communication services for broadcast/media content acquisition and remote analyst contribution for live-to-air or live-to-tape production that enable studios to broadcast or stream their media with solutions for mobile, video, and live events. Broadcasters rely on our platform and service delivery to deliver breaking news information.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six months ended June 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, as filed with the Commission with our Annual Report on Form 10-K/A filed on April 4, 2013.

Results of Operations
Six and Three Months Ended June 30, 2013 (the “2013 Period” and the "2013 Quarter", respectively) compared to Six and Three Months Ended June 30, 2012 (the "2012 Period" and the "2012 Quarter", respectively)
The results of operations for the 2012 Period and 2012 Quarter do not include the results of Affinity since the acquisition closed on October 1, 2012 (see Note 3 to the condensed consolidated financial statements attached hereto).
Revenue. Total revenue increased $3,694,000 to $17,240,000 in the 2013 Period from $13,546,000 in the 2012 Period. This increase is attributable to revenue contribution of $4,414,000 from Affinity in the 2013 Period partially offset by a decrease of $720,000 in revenue from the pre-existing business as discussed below.
Total revenue increased $1,936,000 to $8,736,000 in the 2013 Quarter from $6,800,000 in the 2012 Quarter. This increase is attributable to revenue contribution of $2,198,000 from Affinity in the 2013 Quarter partially offset by a decrease of $262,000 in revenue from the pre-existing business as discussed below.
Pro-forma revenue for the 2012 Period and 2012 Quarter, assuming the Affinity acquisition closed on January 1, 2012 (the "Pro-forma 2012 Period" and "Pro-forma 2012 Quarter", respectively), was $19,019,000 and $9,577,000, respectively (see unaudited Pro-forma results in Note 3 to our condensed consolidated financial statements attached hereto). Revenue for the Pro-forma 2012 Period of $19,019,000 includes revenue from Affinity of $5,473,000. Revenue for the Pro-forma 2012 Quarter of $9,577,000 includes revenue from Affinity of $2,777,000.
Total revenue decreased $1,779,000 to $17,240,000 in the 2013 Period from $19,019,000 in the Pro-forma 2012 Period. This decrease in total revenue is attributable to a decrease in revenue from Affinity of $1,059,000 and a decrease in revenue from the pre-existing business of $720,000 as discussed below.
The following table summarizes the changes in the components of our revenue (in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013 Period	2012 Period	Pro-forma 2012 Period	2013 Quarter	2012 Quarter	Pro-forma 2012 Quarter
Revenue
Managed services	$10,134	$6,501	$11,391	$4,998	$3,204	$5,638
Network services	6,089	6,170	6,544	3,021	3,030	3,213
Professional and other services	1,017	875	1,084	717	566	726
Total revenue	$17,240	$13,546	$19,019	$8,736	$6,800	$9,577

•
Revenue for managed services, which represents video collaboration services, increased $3,633,000 to $10,134,000 in the 2013 Period, from $6,501,000 in the 2012 Period. This increase is attributable to revenue contribution of $4,011,000 from Affinity in the 2013 Period, partially offset by a decrease of $378,000 primarily related to a decline in usage based video collaboration services.

•
Revenue for managed services increased $1,794,000 to $4,998,000 in the 2013 Quarter, from $3,204,000 in the 2012 Quarter. This increase is attributable to revenue contribution of $1,981,000 from Affinity in the 2013 Quarter, partially offset by a $187,000 decrease primarily related to a decline in usage based video collaboration services.

•
Revenue for managed services decreased $1,257,000 to $10,134,000 in the 2013 Period, from $11,391,000 in the Pro-forma 2012 Period. This decrease is attributable to: (i) a decrease of $879,000 in managed services revenue from Affinity, primarily relating to a decline in the use of video meeting suites, and (ii) a decrease of $378,000 primarily related to a decline in usage based video collaboration services.

•
Revenue for managed services decreased $640,000 to $4,998,000 in the 2013 Quarter, from $5,638,000 in the Pro-forma 2012 Quarter. This decrease is attributable to: (i) a decrease of $453,000 in managed services revenue from Affinity, primarily relating to a decline in the use of video meeting suites, and (ii) a decrease of $187,000 primarily related to a decline in usage based video collaboration services.

•
Revenue for network services, decreased $81,000 to $6,089,000 in the 2013 Period from $6,170,000 in the 2012 Period. Revenue for network services decreased $9,000 to $3,021,000 in the 2013 Quarter, from $3,030,000 in the 2012 Quarter. Revenue for Network Services for the Pro-forma 2012 Period and for the Pro-forma 2012 Quarter was $6,544,000 and $3,213,000, respectively. The decreases for all periods shown are primarily attributable to customer disconnects.

•
Revenue for professional and other services, which represent non-recurring services and equipment sales, increased $142,000 to $1,017,000 in the 2013 Period from $875,000 in the 2012 Period. Revenue for professional and other services increased $151,000 to $717,000 in the 2013 Quarter, from $566,000 in the 2012 Quarter. Revenue for professional and other services for the Pro-forma 2012 Period and for the Pro-forma 2012 Quarter was $1,084,000 and $726,000, respectively, and approximated the amounts for the comparable 2013 periods.

Network and Infrastructure Expenses. Network and infrastructure expenses decreased $113,000 to $4,108,000 in the 2013 Period from $4,221,000 in the 2012 Period, and $39,000 to $2,106,000 in the 2013 Quarter from $2,145,000 in the 2012 Quarter. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers.
Global Managed Services Expenses. Global managed services expenses increased $2,682,000 to $6,143,000 in the 2013 Period from $3,461,000 in the 2012 Period, and $1,188,000 to $2,953,000 in the 2013 Quarter from $1,765,000 in the 2012 Quarter. Global managed services expenses include all costs for delivering and servicing our managed services, such as customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. These increases are primarily attributable to the acquisition of Affinity and relate to the increases in revenue for these periods.
Sales and Marketing Expenses. Sales and marketing expenses increased $202,000 to $2,066,000 in the 2013 Period from $1,864,000 in the 2012 Period, and $119,000 to $997,000 in the 2013 Quarter from $878,000 in the 2012 Quarter. These increases are primarily attributable to increased sales and marketing expenses associated with the Affinity acquisition.
General and Administrative Expenses. General and administrative expenses, which include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, finance, human resources and information technology, increased by $2,146,000 to $4,798,000 in the 2013 Period from $2,652,000 in the 2012 Period. This increase is primarily attributable to the following: (i) an asset impairment charge of $539,000 during the 2013 Period for property and equipment no longer being utilized in the Company's business, (ii) an increase in stock-based compensation expense of $471,000, (iii) severance charges of $407,000 related primarily to the separation of our former Chief Executive Officer, Chief Financial Officer and certain other employees during the 2013 Period, (iv) an increase of $281,000 related to administrative expenses associated with Affinity (v) acquisition costs related to the Affinity acquisition of $238,000, and (vi) an increase of $100,000 related to sales tax expenses.
General and administrative expenses, increased by $409,000 to $1,711,000 in the 2013 Quarter from $1,302,000 in the 2013 Quarter. This increase is primarily attributable to the following: (i) an increase of $121,000 related to administrative expenses associated with Affinity, (ii) an asset impairment charge of $104,000 during the 2013 Quarter for property and equipment no longer being utilized in the Company's business, (iii) an increase of $100,000 related to sales tax expenses, (iv) an increase of $85,000 related to accruals for incentive bonus compensation and (v) severance charges of $8,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $593,000 to $1,458,000 in the 2013 Period from $865,000 in the 2012 Period, and $275,000 to $700,000 in the 2013 Quarter from $425,000 in the 2012 Quarter. These increases are primarily attributable to amortization of intangible assets related to the acquisition of Affinity of $629,000 and $314,000 during the 2013 Period and 2013 Quarter, respectively.
Income (Loss) from Operations. The Company generated a loss from operations of $1,333,000 in the 2013 Period which represented a decrease of $1,816,000 from income from operations of $483,000 in the 2012 Period. This increase in our loss from operations is primarily attributable to increases in operating expenses partially offset by an increase in revenue, as discussed above. Income from operations increased $16,000 to $269,000 in the 2013 Quarter from $285,000 in the 2012 Quarter.
Interest and Other Expense, Net. Interest and other expense, net in the 2013 Period was $802,000, which was comprised of interest charges on our outstanding debt of $612,000, amortization of deferred financing costs of $121,000 and amortization of debt discount of $69,000. Interest and other expense in the 2012 Period was $58,000, which principally reflected $29,000 of interest charges from vendors and $29,000 of amortization of financing charges related to certain private placement transactions the Company completed during the 2012 Period. This increase in interest and other expense is attributable to the debt incurred in October 2012 in connection with the Affinity acquisition (see Note 4 to the condensed consolidated financial statements attached hereto).
Interest and other expense in the 2013 Quarter was $419,000, which was comprised of interest charges on our outstanding debt of $320,000, amortization of deferred financing costs of $60,000 and amortization of debt discount of $39,000. Interest and other expense in the 2012 Quarter was $32,000, which principally reflected $18,000 of interest charges from vendors and $14,000 of the amortization of financing charges related to a Revolving Loan Facility. This increase in interest and other expense is attributable to the debt incurred in October 2012 in connection with the Affinity acquisition (see Note 4 to the condensed consolidated financial statements attached hereto).
Income Taxes. There was no provision recorded in the 2013 Period and 2013 Quarter. As a result of our income, we recorded a $5,000 provision for income taxes for certain minimum taxes in the 2012 Period and 2012 Quarter.
Net Income (Loss). Net loss for the 2013 Period was $2,135,000 or, $0.08 per basic and diluted share, a decrease of $2,555,000 from net income of $420,000 in the 2012 Period. Net loss for the 2013 Quarter was $150,000 or, $0.01 per basic and diluted share, a decrease of $398,000 from net income of $248,000 in the 2012 Quarter. These increases in our net loss are primarily attributable to the increases in operating expenses and interest and other expense, partially offset by the increases in revenue, as discussed above.
Preferred Stock Dividends. Preferred stock dividends increased by $210,000 in the 2013 Period to $210,000 from $0 in the 2012 Period. Preferred stock dividends increased by $105,000 in the 2013 Quarter to $105,000 from $0 in the 2012 Quarter. Dividends commenced accruing on January 1, 2013 (as discussed in Note 6 to our consolidated financial statements attached hereto).
Net income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders for the 2013 Period was $2,345,000, a decrease of $2,765,000 from the net income attributable to common stockholders of $420,000 in the 2012 Period. Net loss attributable to common stockholders for the 2013 Quarter was $255,000, a decrease of $503,000 from the net income attributable to common stockholders of $248,000 in the 2012 Quarter. These increases in our net loss attributable to common stockholders are primarily attributable to the increases in operating expenses, as well as interest expense and preferred stock dividends, partially offset by the increases in revenue, as discussed above.
Liquidity and Capital Resources

As of June 30, 2013, we had $2,804,000 of cash and positive working capital of $651,000. Our cash balance as of June 30, 2013 includes restricted cash of $457,000 (see Note 14 to our condensed consolidated financial statements attached hereto). For the six months ended June 30, 2013, we generated a net loss of $2,135,000 and net cash provided by operating activities of $1,354,000. We generated cash from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2013 was $233,000, primarily related to the purchase of property and equipment. Net cash used in financing activities for the six months ended June 30, 2013 was $535,000, attributable to net payments of $280,000 on our Comerica Revolver, issuance costs related to our debt agreements entered into in 2012 and principal payments on capital lease obligations.

The Company entered into certain debt agreements in connection with the Affinity acquisition in October 2012 (see Note 4 to our condensed consolidated financial statements attached hereto). As of June 30, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $1,317,000, which includes $500,000 of outstanding borrowings under our Comerica Revolver, maturing on April 1, 2014, and $817,000 of scheduled principal payments under our other debt agreements summarized in Note 4. As of June 30, 2013, interest payments under the Company's debt agreements over the next twelve months are expected to approximate $1,091,000. As of June 30, 2013, the Company had unused borrowing availability of $1,000,000 under the Comerica Revolver.

Pursuant to the terms of our Series A-2 Preferred Stock and Series B-1 Preferred Stock, the Company began accruing dividends as of January 1, 2013 of approximately $105,000 per quarter, however, the company is not obligated to begin paying such dividends in cash until the Company's cash balance exceeds approximately $4,176,000.

We expect revenue for the last six months of 2013 to remain fairly consistent with the first six months of 2013. Based on our current projection of revenue and expenses, the Company believes that it has, and will have, sufficient resources and cash flow to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We have historically been able to raise capital in private placements as needed to fund operations and provide growth capital. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(2,135)	$420	$(150)	$248
Provision for income taxes	—	5	—	5
Depreciation and amortization	1,458	865	700	425
Interest and other expense, net	802	58	419	32
EBITDA	125	1,348	969	710
Stock-based compensation	690	219	83	140
Severance	407	—	8	—
Acquisition costs	238	—	(1)	—
Asset impairment	539	—	104	—
Adjusted EBITDA	$1,999	$1,567	$1,163	$850

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed with the Commission on April 4, 2013. There have been no material changes to these risks during the six months ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	First Amendment to Loan and Security Agreement, dated as of March 28, 2013, by and between Glowpoint, Inc. and Comerica Bank.
10.2	Affirmation of Subordination and Intercreditor Agreement, dated as of March 28, 2013, by and between Escalate Capital Partners SBIC, L.P. and Comerica Bank.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

Date: August 8, 2013	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(principal executive officer)

Date: August 8, 2013	By:	/s/ David Clark
David Clark
Chief Financial Officer
(principal financial and accounting officer)