Form 10-Q
period 2013-09-30
GLOWPOINT, INC.
filed 2013-11-06
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-25940
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

1776 Lincoln Avenue, Suite 1300, Denver, CO, 80203
(Address of Principal Executive Offices, including Zip Code)

(303) 640-3838
(Registrant’s Telephone Number, including Area Code)
430 Mountain Avenue, Suite 301, Murray Hill, NJ, 07974
(Registrant's Former Address)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 5, 2013 was 34,949,716.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,051	$2,218
Accounts receivable, net (including related party amounts of $22 and $32, respectively)	3,905	4,047
Prepaid expenses and other current assets	591	897
Total current assets	6,547	7,162
Property and equipment, net	3,155	4,256
Goodwill	9,825	9,900
Intangibles, net	6,316	7,256
Other assets	778	742
Total assets	$26,621	$29,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$917	$1,397
Current portion of capital lease	263	240
Accounts payable (including related party amounts of $136 and $13, respectively)	2,475	2,384
Accrued expenses (including related party amounts of $6 and $15, respectively)	1,913	1,672
Accrued dividends	25	—
Accrued sales taxes and regulatory fees	618	398
Customer deposits	163	205
Deferred revenue	122	155
Total current liabilities	6,496	6,451
Long term liabilities:
Capital lease, net of current portion	62	231
Long term debt, net of current portion	9,052	9,631
Total long term liabilities	9,114	9,862
Total liabilities	15,610	16,313
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized and 5 and 100 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, liquidation preference of $500 and $10,000, respectively	$500	$10,000
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized and 53 shares issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preference of $396	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 34,939,000 and 28,886,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	176,675	166,481
Accumulated deficit	(166,334)	(163,648)
Total stockholders’ equity	11,011	13,003
Total liabilities and stockholders’ equity	$26,621	$29,316

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenue (including related party amounts of $103 and $168, respectively and $33 and $43, respectively)	$25,553	$20,107	$8,313	$6,561
Operating expenses:
Network and infrastructure	6,261	6,297	2,153	2,076
Global managed services	9,101	5,262	2,958	1,801
Sales and marketing (including related party amounts of $18 and $0, respectively and $6 and $0, respectively)	2,934	2,954	868	1,090
General and administrative (including related party amounts of $309 and $346, respectively and $162 and $199, respectively)	6,544	4,384	1,746	1,732
Depreciation and amortization	2,151	1,301	693	436
Total operating expenses	26,991	20,198	8,418	7,135
Loss from operations	(1,438)	(91)	(105)	(574)
Interest and other expense:
Interest expense, net	898	43	286	14
Amortization of deferred financing costs	242	33	121	4
Amortization of debt discount	108	—	39	—
Total interest and other expense, net	1,248	76	446	18
Loss before provision for income taxes	(2,686)	(167)	(551)	(592)
Provision for income taxes	—	5	—	—
Net loss	(2,686)	(172)	(551)	(592)
Preferred stock dividends	25	—	(185)	—
Net loss attributable to common stockholders	$(2,711)	$(172)	$(366)	$(592)

Net loss attributable to common stockholders per share:
Basic net loss per share	$(0.09)	$(0.01)	$(0.01)	$(0.02)
Diluted net loss per share	$(0.09)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares:
Basic	29,094	24,441	31,692	24,556
Diluted	29,094	24,441	31,692	24,556

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)
(Unaudited)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	100	$10,000	53	$167	28,886	$3	$166,481	$(163,648)	$13,003
Net loss	—	—	—	—	—	—	—	(2,686)	(2,686)
Stock-based compensation	—	—	—	—	—	—	861	—	861
Stock issued in connection with debt amendment	—	—	—	—	100	—	147	—	147
Net issuance (forfeiture) of restricted stock	—	—	—	—	(394)	—	—	—	—
Preferred stock exchange, net of costs of $289	(95)	(9,500)	—	—	6,333	—	9,211	—	(289)
Preferred stock dividends	—	—	—	—	—	—	(25)	—	(25)
Exercise of options	—	—	—	—	14	—	—	—	—
Balance at September 30, 2013	5	$500	53	$167	34,939	$3	$176,675	$(166,334)	$11,011

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from Operating Activities:
Net loss	$(2,686)	$(172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,151	1,301
Bad debt expense	104	122
Amortization of deferred financing costs	242	33
Amortization of debt discount	108	—
Loss on impairment/disposal of equipment	680	12
Stock-based compensation	861	448
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	39	(498)
Prepaid expenses and other current assets	306	(37)
Other assets	(278)	(22)
Accounts payable	91	(21)
Accrued expenses, sales taxes and regulatory fees	269	(352)
Customer deposits	(42)	25
Deferred revenue	(33)	(82)
Net cash provided by operating activities - continuing operations	1,812	757
Net cash used in operating activities - discontinued operations	—	(50)
Net cash provided by operating activities	1,812	707
Cash flows from Investing Activities:
Proceeds from sale of equipment	2	11
Purchases of property and equipment	(753)	(547)
Net cash used in investing activities	(751)	(536)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	—	7
Payments related to preferred stock exchange	(106)	—
Principal payments for capital lease	(185)	(147)
Payments related to debt issuance	(157)	(199)
Net payments on revolving loan facility	(780)	—
Net cash used in financing activities	(1,228)	(339)
Decrease in cash and cash equivalents	(167)	(168)
Cash at beginning of period	2,218	1,818
Cash at end of period	$2,051	$1,650

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$858	$43

Non-cash investing and financing activities:
Preferred stock dividends	$25	$—
Reduction of debt in connection with severance obligations related to acquisition of Affinity	$240	$—
Stock issued in connection with debt amendment recorded as debt discount	$147	$—
Acquisition of network equipment under capital lease	$38	$120
Preferred stock conversion and warrant exchange	$9,500	$130

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Liquidity
As of September 30, 2013, we had $2,051,000 of cash and working capital of $51,000. Our cash balance as of September 30, 2013 includes restricted cash of $242,000 (as discussed in Note 4). For the nine months ended September 30, 2013, we generated a net loss of $2,686,000 and net cash provided by operating activities of $1,812,000. We generated cash from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

On October 17, 2013, the Company entered into a Loan Agreement (the "Main Street Loan Agreement") by and among the Company and its subsidiaries, and Main Street Capital Corporation, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. The Main Street Loan Agreement is further described in Note 6. The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. At closing, the Company borrowed approximately $9,000,000 under the term loan and $193,000 on the revolving loan facility. The proceeds of the $9,000,000 term loan were used to repay the existing $6,500,000 Escalate Term Loan and $2,000,000 Comerica Term Loan (the "Comerica Term Loan"), in addition to facility fees and expenses. As of September 30, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $917,000 and was related to the scheduled principal payments on our Comerica Term Loan, as summarized in Note 6. With the repayment of the Comerica Term Loan on October 17, 2013, the Company improved its working capital position as the current portion of long-term debt of $917,000 as of September 30, 2013 is no longer outstanding.

Based on our current projection of revenue, expenses and cash flows, the Company believes that it has, and will have, sufficient resources and cash flow to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of September 30, 2013 and for the nine and three months ended September 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, and the results of operations for the nine and three months ended September 30, 2013 and 2012, the statement of stockholders' equity for the nine months ended September 30, 2013 and the statement of cash flows for the nine months ended September 30, 2013 and 2012. The results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2012 was derived from audited financial statements for the year ended December 31, 2012. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission (the "SEC") with our Form 10-K/A on April 4, 2013 (the "Audited 2012 Financial Statements").

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
Accounting Standards Updates
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2012 Financial Statements, that are of material significance, or have potential material significance to the Company.
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
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the nine months ended September 30, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $191,000 and $151,000 at September 30, 2013 and December 31, 2012, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities
We recognize taxes billed to customers in revenues and taxes remitted to taxing authorities in our operating expenses, network and infrastructure. For the nine and three months ended September 30, 2013, we included taxes of $1,004,000 and $336,000, respectively, in revenues, and we included taxes of $955,000 and $320,000, respectively, in network and infrastructure expenses. For the nine and three months ended September 30, 2012, we included taxes of $1,143,000 and $347,000, respectively, in revenues, and we included taxes of $1,122,000 and $357,000, respectively, in network and infrastructure expenses.
Impairment of Long-Lived Assets and Intangible Assets
We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the nine and three months ended September 30, 2013, there were impairment losses of $615,000 and $141,000, respectively, recorded for network equipment and fixed assets no longer being utilized in the Company's business. In the nine months ended September 30, 2012, no impairment losses were recorded.
Capitalized Software Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the nine and three months ended September 30, 2013, we capitalized internal use software costs of $269,000 and $125,000, respectively, and we amortized $381,000 and $122,000, respectively, of these costs. For the nine and three months ended September 30, 2012 we capitalized internal use software costs of $287,000 and $126,000, respectively, and we amortized $421,000 and $142,000, respectively, of these costs. An impairment loss of $65,000 and $0, was recorded during the nine and three months ended September 30, 2013, respectively. During the nine and three months ended September 30, 2012, no impairment losses were recorded.

Note 3 - Affinity Acquisition

On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a provider of public videoconferencing rooms and managed videoconferencing services to professional service organizations globally. The Company acquired 100% of the stock of Affinity, accounted for as a business combination, and paid an aggregate purchase price of $15,901,000. The purchase price consisted of (i) approximately $8.0 million in cash (obtained through debt financing as discussed below in Note 6), (ii) a $2.33 million promissory note payable to the Affinity stockholders, subject to adjustment, and (iii) 2,650,000 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") valued at approximately $5,512,000 based on the closing price of the Company's stock on October 1, 2012, subject to adjustment.

The accompanying condensed consolidated financial statements for the nine and three months ended September 30, 2012 do not include any revenues or expenses related to the Affinity business since the closing date of the acquisition was October 1,

2012. The Company's unaudited pro-forma results for the nine and three months ended September 30, 2012 are summarized in the following table, assuming the acquisition had occurred on January 1, 2012 (in thousands):

	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2012
Revenue	$28,133	$9,114
Net income (loss)	656	(1,229)

Earnings (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted average number of common shares:
Basic	27,482	27,597
Diluted	27,482	27,597

These unaudited pro-forma results were prepared for comparative purposes only, and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

Below is a summary of goodwill activity for the nine months ended September 30, 2013 (in thousands):

Goodwill, December 31, 2012	$9,900
Settlements	(11)
Reduction of Note (see Note 6)	(240)
Working capital adjustments	176
Goodwill, September 30, 2013	$9,825

Note 4 - Restricted Cash

On March 28, 2013, the Company and Comerica mutually agreed to enter into the Comerica Amendment, see Note 6. The Comerica Amendment established revised definitions and ratios relating to certain financial covenants to reflect the Company's projections of EBITDA and liquidity. The Comerica Amendment also provided that the Company maintain a minimum cash balance of $400,000 in our accounts at Comerica Bank and limit extraordinary expenses in connection with acquisitions. With the repayment of the Comerica Loans on October 17, 2013 as discussed in Note 6, the Company is no longer required to maintain a minimum cash balance of $400,000 in our accounts at Comerica Bank and is no longer required by Comerica to limit extraordinary expenses in connection with acquisitions.

The letters of credit that serve as security deposits for our leases of office space in New Jersey and Colorado (as discussed in Note 12) for $57,000 and $185,000, respectively, are secured by cash pledged as collateral and such cash is restricted by Comerica Bank.

Note 5 - Accrued Expenses

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation	$630	$508
Accrued severance	476	607
Accrued communication costs	284	244
Accrued professional and banking fees	499	208
Other accrued expenses	24	105
	$1,913	$1,672

On January 13, 2013, Mr. Joseph Laezza entered into a Separation Agreement and General Release (the “Laezza Separation Agreement”) with the Company pursuant to which he resigned, effective January 11, 2013, as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (the “Board”). Under the terms of the Laezza Separation Agreement, Mr. Laezza agreed to remain employed by the Company and serve as an advisor to the Board and the Company's new Chief Executive Officer until March 31, 2013, in exchange for his current salary and benefits through such date.  Mr. Laezza was entitled to receive cash payments of $142,000 and other severance benefits (e.g., accelerated vesting of restricted stock, reimbursement of medical insurance premiums and a bonus) valued at approximately $146,000. These costs were included in general and administrative costs for the nine months ended September 30, 2013. During the nine and three months ended September 30, 2013, the Company recorded an additional $35,000 of severance costs related to the Laezza Separation Agreement. As of September 30, 2013, $41,000 of unpaid severance related expenses for Mr. Laezza were included as accrued severance costs above.

On March 22, 2013, Mr. Tolga Sakman entered into a Separation Agreement and General Release (the “Sakman Separation Agreement”) with the Company pursuant to which he resigned, effective March 22, 2013, as the Company's Chief Financial Officer. Under the terms of the Sakman Separation Agreement, Mr. Sakman was entitled to receive cash payments of $110,000. These costs were included in general and administrative costs for the nine and three months ended September 30, 2013. As of September 30, 2013, $0 of unpaid severance related expenses for Mr. Sakman were included as accrued severance costs above.

On September 15, 2013, Mr. Steven Peri entered into a Separation Agreement and General Release (the "Peri Separation Agreement") with the Company pursuant to which he resigned effective September 15, 2013, as the Company's Executive Vice President, General Counsel and Secretary. Under the terms of the Peri Separation Agreement, Mr. Peri was entitled to receive cash payments of $158,000. These costs were included in general and administrative costs for the nine and three months ended September 30, 2013. As of September 30, 2013, $128,000 of unpaid severance related expenses for Mr. Peri were included as accrued severance costs above.
During the nine and three months ended September 30, 2013, the Company effected terminations of certain employees which entitled them to receive cash payments and other severance benefits (e.g., reimbursement of medical insurance premiums). As of September 30, 2013, $307,000 of unpaid severance related expenses were included as accrued severance costs above for these employees.

Note 6 - Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Comerica Revolver	$—	$780
Comerica Term Loan	2,000	2,000
Escalate Term Loan (A)	5,881	5,920
Stockholder Representative Note	2,088	2,328
	9,969	11,028
Less current maturities	(917)	(1,397)
	$9,052	$9,631

(A) Total proceeds less debt discount as discussed below

On October 17, 2013, the Company entered into the Main Street Loan Agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. At closing, the Company borrowed $9,000,000 under the term loan and approximately $193,000 on the revolving loan facility. The proceeds of the $9,000,000 term loan were used to repay the existing $6,500,000 Escalate Term Loan and $2,000,000 Comerica Term Loan, in addition to facility fees and expenses.

All borrowings under the Main Street Loan Agreement mature on October 17, 2018, unless sooner terminated as provided in the Loan Agreement. The Main Street Loan Agreement provides that term loan borrowings bear interest at 12% and revolving loan borrowings bear interest at 8%. Interest payments on the outstanding borrowings under the term loan and revolving loan are due monthly. The Company is required to make quarterly principal payments on the term loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Loan Agreement) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. Monthly interest payments on the $9,000,000 term loan over a twelve month period, assuming no principal payments are made during such period, would approximate an aggregate amount of $1,080,000. The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements.

The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable.

On October 1, 2012, the Company entered into a Loan and Security Agreement (the "Comerica Loan Agreement") with Comerica Bank, providing the Company with a $2,000,000 term loan (the "Comerica Term Loan") and the Comerica Revolver, pursuant to which the Company could borrow, for working capital needs, an amount up to the lesser of (i) 80% of eligible accounts receivable and (ii) $3,000,000 (collectively, the "Comerica Loans"). The Comerica Loan Agreement was secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications, LLC and Affinity. The Comerica Loan Agreement contained certain restrictive covenants including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Comerica Loans were subject to certain financial covenants, including without limitation, financial covenants that required the Company to maintain a total funded debt to Adjusted EBITDA ratio, to maintain a senior funded debt to Adjusted EBITDA ratio and to maintain a fixed charge coverage ratio. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 2 of this Quarterly Report on Form 10-Q contains a description of Adjusted EBITDA. The Comerica Loan Agreement also provided for events of default, with corresponding grace periods, including failure to pay principal or interest when due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company, the occurrence of certain material judgments or if any guaranty of the Company's obligations ceases to be in full force and effect. On March 28, 2013, the Company and Comerica mutually agreed to amend the Comerica Loan Agreement (the "Comerica Amendment"). The Comerica Amendment established revised definitions and ratios relating to the three financial covenants discussed above to reflect the Company's projections of EBITDA and liquidity. The Comerica Amendment also provided that the Company maintain a minimum cash balance of $400,000 in our accounts at Comerica Bank and limit extraordinary expenses in connection with acquisitions.

The Comerica Revolver bears interest on outstanding borrowings at a rate equal to the Prime Rate (as defined in the Comerica Loan Agreement, or 3.25% as of September 30, 2013) plus 2.00%. The Comerica Amendment reduced funds available to the Company under the Comerica Revolver so that advances under the Comerica Revolver cannot exceed the lesser of (i) $3,000,000 and (ii) 80% of eligible accounts receivable, less in each case any amount outstanding under the Comerica Term Loan up to $1,500,000. As of September 30, 2013, we had no outstanding borrowings under the Comerica Revolver and we had unused borrowing availability of approximately $1,500,000. The maturity rate of the Comerica Revolver was April 1, 2014.

The Comerica Term Loan bears interest at a rate equal to the Prime Rate (3.25% as of September 30, 2013) plus 3.00%. As of September 30, 2013, the outstanding balance under the Comerica Term Loan was $2,000,000. The outstanding balance of the Comerica Term Loan on October 1, 2013 was payable in 24 equal monthly installments of principal, plus all accrued interest, beginning on November 1, 2013. The maturity date of the Comerica Term Loan was November 1, 2015. On October 17, 2013, the Comerica Loans were repaid in full in connection with entry into the Main Street Loan Agreement.

On October 1, 2012, in connection with the Affinity acquisition, the Company entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate Capital Partners SBIC I, L.P. ("Escalate"), providing the Company with a $6,500,000 term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan bears interest at a fixed rate of 12.0% per annum, with interest-only payable monthly for the first 24 months. The outstanding balance of the Escalate Term Loan was payable in 36 equal monthly installments of principal, plus all accrued interest, beginning on October 31, 2014. The Escalate Term Loan was secured by substantially all of the assets of the Company and secured guarantees executed by GP Communications and Affinity, and was subordinated to the Comerica Loans. The Escalate Loan Agreement contained certain restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Escalate Loan Agreement also provided for events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within ten days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency events affecting the Company and its subsidiaries or the occurrence of certain material judgments. The Escalate Loan Agreement also provided for certain management rights for Escalate, including (i) the ability for Escalate to consult with and advise management of the Company on significant business issues, including management’s proposed annual operating plans and (ii) the ability for Escalate to examine the books and records of the Company and inspect the Company’s facilities during normal business hours with reasonable notice. In connection with the Escalate Term Loan, the Company agreed to pay Escalate a $300,000 fee (the "$300,000 Escalate Fee") upon the earlier to occur of: (i) the maturity date of October 1, 2017 or (ii) repayment in full of the obligations. This $300,000 fee is recorded in accrued expenses as of September 30, 2013 and $240,000 is included in unamortized financing costs as of September 30, 2013. In connection with the Escalate Term Loan, the Company issued to Escalate 295,000 shares of Common Stock (the “Escalate Shares”) at a purchase price of $0.01 per share on October 1, 2012. Escalate received standard piggyback and demand registration rights with respect to the Escalate Shares. The shares were valued at $611,000 using the October 1, 2012, stock price of $2.08 less the purchase price were reflected as a debt discount to the Escalate Term Loan. The Comerica Amendment discussed above required the consent of Escalate. In consideration of Escalate's consent to the Comerica Amendment, the Company issued 100,000 shares of its Common Stock to Escalate. The shares were valued at $147,000 using the March 28, 2013 stock price of $1.47 and were reflected as a debt discount to the Escalate Term Loan. The total debt discount was $619,000 as of September 30, 2013 and was being amortized using the straight line method over the term of the loan through the maturity date. On October 17, 2013, the Escalate Term Loan and $300,000 Escalate Fee were paid in full in connection with entry into the Main Street Loan Agreement.

On October 1, 2012, in connection with the Affinity acquisition, the Company issued a promissory note (the “Note”), in favor of the prior stockholders of Affinity (the "Stockholder Representative"), in original principal amount of $2.33 million, due and payable on December 31, 2014. The principal amount of the Note accrues interest at a rate of 8.0% per annum, and such interest shall be payable in arrears in quarterly payments, which commenced on April 1, 2013. The Company shall make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required make additional payments on the principal amount on each of December 31, 2013, June 30, 2014 and December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of September 30, 2013, the Company has not made any principal payments on the Note. During the nine months ended September 30, 2013, the Note was reduced by $240,000 in accordance with the terms of the Note in connection with severance obligations the Company incurred related to the acquisition of Affinity resulting in an equal and offsetting reduction in goodwill. Approximately $174,000 of these severance obligations remain payable and are recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2013.

Unamortized financing costs related to the Comerica Loans and Escalate Term Loan of $710,000 and $651,000 are included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the nine and three months ended September 30, 2013 there was $242,000 and $121,000 respectively, of amortization of financing costs, and $108,000 and $39,000 respectively, of amortization of debt discount. During the nine and three months ended September 30, 2012 there was $33,000 and $4,000 respectively, of amortization of financing costs, and no amortization of debt discount. As a result of the October 2013 refinancing and payoff of the Comerica

Loans and Escalate Term Loan, the Company will charge to interest and other expense in the three months ended December 31, 2013: (i) the unamortized portion of the debt financing costs from the Comerica Loans and Escalate Term Loan, which totaled $710,000 as of September 30, 2013 and (ii) the unamortized portion of the debt discount from the Escalate Term Loan, which was $619,000 as of September 30, 2013.

Note 7 - Stock Options

The Company periodically grants stock options to employees and the Board of Directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at or above the closing price of our Common Stock on the date of grant.
In our stock option plans, the exercise price of each award is established by the administrator of the plan and, in the case of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders. The per share exercise price must be equal to at least 100% of the fair market value of a share of the Common Stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.
The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the nine and three months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	0.8%	0.9%	—%	0.6%
Expected option lives	5 years	5 years	0 years	5 years
Expected volatility	103.2%	111.0%	—%	107.8%
Estimated forfeiture rate	10%	10%	—%	10%
Expected dividend yields	—	—	—	—
Weighted average grant date fair value of options	$1.39	$2.30	$—	$1.51

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

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the nine months ended September 30, 2013 (shares in thousands):

	Outstanding		Exercisable
	Number of Options Shares Underlying	Weighted Average Exercise Price	Number of Options Shares Underlying	Weighted Average Exercise Price
Options outstanding, January 1, 2013	1,857	$3.02	605	$2.93
Granted	1,075	1.84
Exercised *	(70)	1.61
Expired	(14)	13.56
Forfeited and canceled	(924)	3.17
Options outstanding, September 30, 2013	1,924	$2.27	457	$2.75

* 14,000 common shares were issued from the cashless exercise of 70,000 options.
Stock option compensation expense is allocated as follows for the nine and three months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Global managed services	$—	$8	$—	$2
Sales and marketing	—	4	—	—
General and administrative	503	143	146	63
	$503	$155	$146	$65

The remaining unrecognized stock-based compensation expense for options at September 30, 2013 was $1,838,000, of which $396,000, representing 175,000 options, will only be expensed upon a “change in control” and the remaining $1,442,000 will be amortized over a weighted average period of approximately 1.5 years.

The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2013 was de minimis. There was no tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 8 - Preferred Stock
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2013, there were: 100 shares of Series B-1 Preferred Stock authorized, and 5 shares issued and outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series B-1 Preferred Stock has a stated value of $100,000 per share (the “Series B-1 Stated Value”), and a liquidation preference equal to the Series B-1 Stated Value plus all accrued and unpaid dividends (the “Series B-1 Liquidation Preference”). A holder of Series B-1 Preferred Stock shall have no right to exchange or convert such shares into any other securities without the written approval or consent of the Company, and the affirmative vote or consent of the holders of at least 90% of the shares of the issued and outstanding Series B-1 Preferred Stock. The Series B-1 Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 4% per annum, payable quarterly, based on the Series B-1 Stated Value. Commencing January 1, 2014, the cumulative dividend rate increases to 6% per annum, payable quarterly, based on the Series B-1 Stated Value. The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B-1 Preferred Stock by paying the Series B-1 Liquidation Preference.

On August 9, 2013, the Company entered into a Series B-1 Preferred Exchange Agreement (the “GPI Agreement”), by and between the Company and GP Investment Holdings, LLC (“GPI”), whereby, the Company exchanged (the “GPI Exchange Transaction”) 95 shares (the “Shares”) of the Company’s Series B-1 Preferred Stock (the “Preferred Stock”) for 6,333,333 shares of the Company’s Common Stock.  Each share of Preferred Stock has a stated value of $100,000 per share and a liquidation preference equal to the stated value plus all accrued and unpaid dividends.  As of August 9, 2013, the liquidation preference for the Shares was approximately $9,736,000, representing an effective conversion price for the Common Stock issued in the GPI Exchange Transaction of $1.54 per share. In connection with the GPI Agreement, GPI waived its claim to accrued dividends on its Shares in the approximate amount of $236,000 as of August 9, 2013. The Company recorded the reversal of these accrued dividends as a reduction to Preferred Stock Dividends on the accompanying condensed consolidated statement of operations. The Company incurred approximately $289,000 of costs in connection with the GPI Exchange Transaction, which were recorded as a reduction to additional paid-in capital. The GPI Exchange Transaction was recorded through stockholders' equity.

The GPI Agreement contains customary representations and warranties and indemnification provisions. In connection with the GPI Agreement, the Company entered into a Registration Rights Agreement (the “Registration Agreement”), by and between the Company and GPI, whereby, the Company agreed to use its best efforts to file a registration statement, covering 6,333,333 shares of Common Stock, with the SEC no later than ninety days after August 9, 2013.  Pursuant to the Registration Agreement, GPI agreed not to sell any shares of Common Stock held by it for a period of one year after the execution of the Registration Agreement, with some customary exceptions. The Registration Agreement contains customary representations and warranties and indemnification provisions.

As of September 30, 2013, the Company has recorded approximately $10,000 in accrued dividends on the accompanying balance sheet related to the 5 shares of Series B-1 Preferred Stock that were issued and outstanding as of such date.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $3.00. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of Common Stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2013, the Company has recorded approximately $15,000 in accrued dividends on the accompanying balance sheet related to the Series A-2 Preferred Stock.

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

Note 9 - Restricted Stock
A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2013, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43
Granted	379	1.28
Vested	(367)	1.43
Forfeited	(772)	2.54
Unvested restricted shares outstanding, September 30, 2013	534	$2.15

Restricted stock compensation expense is allocated as follows for the nine and three months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Global managed services	$14	$27	$3	$11
Sales and marketing	31	47	5	17
General and administrative	313	219	17	136
	$358	$293	$25	$164

The remaining unrecognized stock-based compensation expense for restricted stock at September 30, 2013 was $928,000, of which $208,000, representing 83,000 shares, will only be expensed upon a “change in control” and the remaining $721,000 will be amortized over a weighted average period of 5.7 years.

The tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2013 was de minimis. There was no tax benefit recognized for stock-based compensation for the nine and three months ended September 30, 2012. No compensation costs were capitalized as part of the cost of an asset during the periods presented.
Note 10 - Warrants
There were no warrants granted, exercised, exchanged or forfeited during the nine months ended September 30, 2013. There were 33,000 warrants outstanding as of September 30, 2013 and 2012 with an exercise price of $1.60 and an expiration date of November 25, 2013.
Note 11 - Earnings (Loss) Per Share
Earnings (loss) per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of share of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

For the nine and three months ended September 30, 2013 and September 30, 2012, diluted loss per share is the same as basic loss per share due to the net loss and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive. Such potentially dilutive shares of common stock consist of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Common stock options	1,924	1,764
Unvested restricted stock	534	1,298
Warrants	33	33

Note 12 - Commitments and Contingencies
Operating Leases
We lease several facilities under operating leases expiring through 2018. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the nine and three months ended September 30, 2013 were $575,000 and $191,000, respectively. Lease payments for the nine and three months ended September 30, 2012 were $395,000 and $131,000, respectively.
Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,
Three months of 2013	$150
2014	370
2015	349
2016	359
2017	305
2018	223
$1,756

Capital Lease Obligations

During the nine months ended September 30, 2013, the Company entered into a non-cancelable lease agreement for $38,000 with an interest rate of 8.8%. In 2012, the Company entered into three non-cancelable lease agreements for $90,000, $30,000 and $48,000 with interest rates of 9%, 3% and 0%, respectively. In 2011, the Company entered into two non-cancelable lease agreements for $512,000 and $40,000 with interest rates of 6% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the nine and three months ended September 30, 2013 was $120,000 and $40,000, respectively. Depreciation expense on the equipment under the capital leases for the nine and three months ended September 30, 2012 was $94,000 and $36,000, respectively. Future minimum commitments under all non-cancelable capital leases as of September 30, 2013, are as follows (in thousands):

Year Ended December 31,	Total	Interest	Principal
Three months of 2013	68	4	64
2014	225	8	217
2015	43	1	42
2016	1	—	1
	$337	$13	$324

The current portion of the Company's capital lease obligation is $263,000 and the long-term portion is $62,000 at September 30, 2013.

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
Letters of Credit
The Company has outstanding irrevocable standby letter of credits with Comerica Bank for $57,000 and $185,000 to serve as our security deposits for our leases of office space in New Jersey and Colorado, respectively.

Note 13 – Major Customers
Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the nine and three months ended September 30, 2013, approximately 21% and 20% of revenues, respectively, were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 27% of total accounts receivable as of September 30, 2013. For the nine and three months ended September 30, 2012, approximately 38% and 38% of revenues, respectively, were derived from three major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s operations.

Note 14 - Income Taxes
At December 31, 2012, we accumulated net operating loss ("NOL") carryforwards of $39,622,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2032. The Company and our subsidiary file federal and state tax returns on a consolidated basis. During the three months ended September 30, 2013, we determined that an "ownership change" occurred (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of NOL carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $4,800,000 of NOL carryforwards. If it is determined that there is a subsequent owner change in the future, the utilization of the Company's NOL carryforwards may be further limited. This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

Note 15 - Related Party Transactions
The Company provides cloud and managed video services (the “Video Services”) to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors of the Company, is an officer of ABM. Video Services revenue from ABM for the nine months ended September 30, 2013 and 2012 was $103,000 and $168,000, respectively, and for the three months ended September 30, 2013 and 2012 was $33,000 and $43,000, respectively. As of September 30, 2013, the accounts receivable attributable to ABM was $22,000.
The Company receives general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca, who serves on the Board of Directors for the Company. The Consulting Agreement is a month-to-month engagement pursuant to which the Company pays Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Related party consulting fees pursuant to this agreement for the nine months ended September 30, 2013 and 2012 were $113,000 and $113,000, respectively, and for the three months ended September 30, 2013 and 2012 were $38,000 and $38,000, respectively. As of September 30, 2013, the accounts payable to Mr. DeLuca was $36,000.
The Company received financial advisory services from Burnham Hill Partners, LLC ("BHP") under certain engagement agreements. Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. In October 2013, the Company terminated all such engagement agreements with BHP. In connection with the termination of the agreements with BHP and to settle amounts due to BHP for financial advisory services, the Company agreed to pay BHP $100,000 and issue 100,000 of shares of Common Stock to BHP. This $100,000 fee was recorded in accrued expenses as of September 30, 2013 and is included as a cost of the Preferred Stock Exchange discussed in Note 8. Financial advisory fees for BHP for the nine months ended September 30, 2013 and 2012 were $196,000 and $233,000, respectively, and for the three months ended September 30, 2013 and 2012 were $124,000 and $161,000, respectively. As of September 30, 2013, there was $100,000 of BHP fees recorded in accrued expenses.
Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst is entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. For the nine months ended September 30, 2013, she earned the sum of $18,000. As of September 30, 2013, there was $6,000 accrued for payment to Ms. Holst.
Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company. The independent members of the Company's Board reviewed and approved each of the related party transactions referred to above.
Note 16 - Subsequent Events

On October 17, 2013, the Company refinanced its debt agreements by paying off the outstanding debt with Comerica and Escalate and entering into a new debt facility with Main Street Capital Corporation as described in Note 6.

In October and November 2013, the Company entered into Series B-1 Preferred Exchange Agreements (the "Exchange Agreements"), by and between the Company and certain B-1 shareholders (the "B-1 shareholders"), whereby, the Company agreed to exchange (the "B-1 Exchange Transactions") 5 shares (the "Shares") of the Company's Series B-1 Preferred Stock (the "Preferred Stock") for 333,953 shares of the Company's Common Stock. Each share of Preferred Stock has a stated value of $100,000 per share and a liquidation preference equal to the stated value plus all accrued and unpaid dividends. As of October 15, 2013, the liquidation preference for the Shares was approximately $511,000, representing an effective conversion price for the Common Stock issued in the Adelman Exchange Transaction of $1.53 per share. In connection with the Exchange Agreements, the B-1 shareholders agreed to waive their claim to accrued dividends on their Shares of approximately $11,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “SEC”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” "may" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2012 as filed with the SEC with our Annual Report on Form 10-K/A filed on April 4, 2013. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our ability to service debt obligations and fund operations; and our beliefs about inflation.
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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine months ended September 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012, as filed with the SEC with our Annual Report on Form 10-K/A filed on April 4, 2013.

Results of Operations
Nine and Three Months Ended September 30, 2013 (the “2013 Period” and the "2013 Quarter", respectively) compared to Nine and Three Months Ended September 30, 2012 (the "2012 Period" and the "2012 Quarter", respectively)
The results of operations for the 2012 Period and 2012 Quarter do not include the results of Affinity since the acquisition closed on October 1, 2012 (see Note 3 to the condensed consolidated financial statements attached hereto).
Revenue. Total revenue increased $5,446,000 to $25,553,000 in the 2013 Period from $20,107,000 in the 2012 Period. This increase is attributable to revenue contribution of $6,387,000 from Affinity in the 2013 Period partially offset by a decrease of $941,000 in revenue from the pre-existing business as discussed below.
Total revenue increased $1,752,000 to $8,313,000 in the 2013 Quarter from $6,561,000 in the 2012 Quarter. This increase is attributable to revenue contribution of $1,973,000 from Affinity in the 2013 Quarter partially offset by a decrease of $221,000 in revenue from the pre-existing business as discussed below.
Pro-forma revenue for the 2012 Period and 2012 Quarter, assuming the Affinity acquisition closed on January 1, 2012 (the "Pro-forma 2012 Period" and "Pro-forma 2012 Quarter", respectively), was $28,133,000 and $9,114,000, respectively (see unaudited Pro-forma results in Note 3 to our condensed consolidated financial statements attached hereto). Revenue for the Pro-forma 2012 Period of $28,133,000 includes revenue from Affinity of $8,026,000. Revenue for the Pro-forma 2012 Quarter of $9,114,000 includes revenue from Affinity of $2,553,000.
Total revenue decreased $2,580,000 to $25,553,000 in the 2013 Period from $28,133,000 in the Pro-forma 2012 Period. This decrease in total revenue is attributable to a decrease in revenue from Affinity of $1,639,000 and a decrease in revenue from the pre-existing business of $941,000 as discussed below.
The following table summarizes the changes in the components of our revenue (in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013 Period	2012 Period	Pro-forma 2012 Period	2013 Quarter	2012 Quarter	Pro-forma 2012 Quarter
Revenue
Managed services	$14,954	$9,705	$16,791	$4,820	$3,204	$5,400
Network services	9,145	9,168	9,715	3,056	2,998	3,170
Professional and other services	1,454	1,234	1,627	437	359	544
Total revenue	$25,553	$20,107	$28,133	$8,313	$6,561	$9,114

•
Revenue for managed services, which represents video collaboration services, increased $5,249,000 to $14,954,000 in the 2013 Period, from $9,705,000 in the 2012 Period. This increase is attributable to revenue contribution of $5,793,000 from Affinity in the 2013 Period, partially offset by a decrease of $544,000 primarily related to a decline in usage-based video collaboration services. Revenue for managed services increased $1,616,000 to $4,820,000 in the 2013 Quarter, from $3,204,000 in the 2012 Quarter. This increase is attributable to revenue contribution of $1,782,000 from Affinity in the 2013 Quarter, partially offset by a $166,000 decrease primarily related to a decline in usage based video collaboration services. Revenue for managed services decreased $1,837,000 to $14,954,000 in the 2013 Period, from $16,791,000 in the Pro-forma 2012 Period. This decrease is attributable to: (i) a decrease of $1,293,000 in managed services revenue from Affinity, primarily relating to a decline in the use of video meeting suites, and (ii) a decrease of $544,000 primarily related to a decline in usage based video collaboration services.

Revenue for managed services decreased $580,000 to $4,820,000 in the 2013 Quarter, from $5,400,000 in the Pro-forma 2012 Quarter. This decrease is attributable to: (i) a decrease of $414,000 in managed services revenue from Affinity, primarily relating to a decline in the use of video meeting suites, and (ii) a decrease of $166,000 primarily related to a decline in usage based video collaboration services.

•
Revenue for network services decreased $23,000 to $9,145,000 in the 2013 Period from $9,168,000 in the 2012 Period. This decrease is attributable to a decrease of $600,000 in revenue from the pre-existing business partially offset by revenue contribution of $577,000 from Affinity in the 2013 Period. Revenue for network services increased $58,000 to $3,056,000 in the 2013 Quarter, from $2,998,000 in the 2012 Quarter. The increase is attributable to revenue contribution of $190,000 from Affinity in the 2013 Quarter partially offset by a decrease of $132,000 in revenue from the pre-existing business. The decreases in network services revenue from the pre-existing business for both the 2013 Period and 2013 Quarter as compared to the same periods in 2012 are primarily attributable to customer disconnects. Revenue for Network Services for the Pro-forma 2012 Period and for the Pro-forma 2012 Quarter was $9,715,000 and $3,170,000, respectively. The decreases in revenue for network services from the Pro-forma 2012 Period and Pro-forma 2012 Quarter as compared to the 2013 Period and 2013 Quarter were primarily attributable to customer disconnects.

•
Revenue for professional and other services, which represent non-recurring services and equipment sales, increased $220,000 to $1,454,000 in the 2013 Period from $1,234,000 in the 2012 Period. This increase is attributable to an increase of $203,000 in revenue from the pre-existing business in addition to revenue contribution of $17,000 from Affinity in the 2013 Period. Revenue for professional and other services increased $78,000 to $437,000 in the 2013 Quarter, from $359,000 in the 2012 Quarter. This increase is primarily attributable to an increase of $77,000 in revenue from the pre-existing business. Revenue for professional and other services for the 2013 Period and 2013 Quarter were slightly lower as compared to the Pro-forma 2012 Period of $1,627,000 and the Pro-forma 2012 Quarter of $544,000, respectively.

Network and Infrastructure Expenses. Network and infrastructure expenses decreased $36,000 to $6,261,000 in the 2013 Period from $6,297,000 in the 2012 Period, and increased $77,000 to $2,153,000 in the 2013 Quarter from $2,076,000 in the 2012 Quarter. Network and infrastructure expenses include all external costs, exclusive of depreciation and amortization, related to the Glowpoint network and hosting facilities for our cloud-based infrastructure. This operating expense category also includes the cost for taxes which have been billed to customers.
Global Managed Services Expenses. Global managed services expenses increased $3,839,000 to $9,101,000 in the 2013 Period from $5,262,000 in the 2012 Period, and $1,157,000 to $2,958,000 in the 2013 Quarter from $1,801,000 in the 2012 Quarter. Global managed services expenses include all costs for delivering and servicing our managed services, such as customer service operations, internal costs of maintaining the network and infrastructure, and the development and implementation of operating support systems and associated hardware enhancements. These increases are primarily attributable to the acquisition of Affinity and relate to the increases in revenue for these periods.
Sales and Marketing Expenses. Sales and marketing expenses decreased $20,000 to $2,934,000 in the 2013 Period from $2,954,000 in the 2012 Period, and $222,000 to $868,000 in the 2013 Quarter from $1,090,000 in the 2012 Quarter. These decreases are primarily attributable to lower personnel costs.
General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses increased by $2,160,000 to $6,544,000 in the 2013 Period from $4,384,000 in the 2012 Period. This increase is primarily attributable to the following: (i) severance charges of $696,000 related primarily to the separation of our former Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees during the 2013 Period, (ii) an asset impairment charge of $680,000 during the 2013 Period for property and equipment no longer being utilized in the Company's business, (iii) an increase in stock-based compensation expense of $413,000, (iv) an increase of $281,000 related to administrative expenses associated with Affinity, (v) an increase of $112,000 related to sales tax expenses, partially offset by a decrease in acquisition costs related to the Affinity acquisition of $202,000.
General and administrative expenses increased by $14,000 to $1,746,000 in the 2013 Quarter from $1,732,000 in the 2012 Quarter. This increase is primarily attributable to the following: (i) severance charges of $289,000 recorded in the 2013 Quarter, (ii) an asset impairment charge of $141,000 during the 2013 Quarter for property and equipment no longer being utilized in the Company's business, and (iii) an increase of $121,000 related to administrative expenses associated with Affinity, partially offset by (i) a decrease in acquisition costs related to the Affinity acquisition of $441,000 and (ii) a decrease in stock-based compensation expense of $58,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $850,000 to $2,151,000 in the 2013 Period from $1,301,000 in the 2012 Period, and $257,000 to $693,000 in the 2013 Quarter from $436,000 in the 2012 Quarter. These increases are primarily attributable to amortization of intangible assets related to the acquisition of Affinity of $940,000 and $311,000 during the 2013 Period and 2013 Quarter, respectively.
Loss from Operations. The Company generated a loss from operations of $1,438,000 in the 2013 Period which represented an increase of $1,347,000 from the loss from operations of $91,000 in the 2012 Period. This increase in our loss from operations is primarily attributable to increases in operating expenses partially offset by an increase in revenue, as discussed above. Loss from operations decreased $469,000 to $105,000 in the 2013 Quarter from $574,000 in the 2012 Quarter. This decrease in our loss from operations is primarily attributable to an increase in revenue partially offset by an increase in operating expenses, as discussed above.
Interest and Other Expense, Net. Interest and other expense, net in the 2013 Period was $1,248,000, which was comprised of interest charges on our outstanding debt of $898,000, amortization of deferred financing costs of $242,000 and amortization of debt discount of $108,000. Interest and other expense in the 2012 Period was $76,000, which principally reflected $43,000 of interest charges from vendors and $33,000 of amortization of financing charges related to certain private placement transactions the Company completed during the 2012 Period. This increase in interest and other expense is attributable to the debt incurred in October 2012 in connection with the Affinity acquisition (see Note 6 to the condensed consolidated financial statements attached hereto).
Interest and other expense, net in the 2013 Quarter was $446,000, which was comprised of interest charges on our outstanding debt of $286,000, amortization of deferred financing costs of $121,000 and amortization of debt discount of $39,000. Interest and other expense in the 2012 Quarter was $18,000, which principally reflected $14,000 of interest charges from vendors. This increase in interest and other expense is attributable to the debt incurred in October 2012 in connection with the Affinity acquisition (see Note 6 to the condensed consolidated financial statements attached hereto).
Income Taxes. There was no provision for income taxes recorded in the 2013 Period, 2013 Quarter and 2012 Quarter. We recorded a $5,000 provision for income taxes for certain minimum taxes in the 2012 Period.
Net Loss. Net loss for the 2013 Period was $2,686,000 or $0.09 per basic and diluted share, an increase of $2,514,000 from net loss of $172,000 in the 2012 Period. Net loss for the 2013 Quarter was $551,000 or $0.01 per basic and diluted share, a decrease of $41,000 from net loss of $592,000 in the 2012 Quarter. The increases in our net loss for the 2013 Period is primarily attributable to the increases in operating expenses and interest and other expense, partially offset by the increases in revenue, as discussed above.
Preferred Stock Dividends. Preferred stock dividends increased to $25,000 in the 2013 Period from $0 in the 2012 Period. Preferred stock dividends for the 2013 Quarter represent a negative amount of $185,000, resulting from the reversal of previously accrued dividends in the 2013 Quarter (as discussed in Note 8 to the condensed consolidated financial statements attached hereto). Preferred stock dividends were $0 in the 2012 Quarter. Dividends commenced accruing on January 1, 2013 (as discussed in Note 8).
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the 2013 Period was $2,711,000, an increase of $2,539,000 from the net loss attributable to common stockholders of $172,000 in the 2012 Period. This increase in our net loss attributable to common stockholders is primarily attributable to the increase in operating expenses and interest and other expense, partially offset by the increase in revenue, as discussed above.
Net loss attributable to common stockholders for the 2013 Quarter was $366,000, a decrease of $226,000 from the net loss attributable to common stockholders of $592,000 in the 2012 Quarter. This decrease in our net loss attributable to common stockholders is primarily attributable to the increase in revenue partially offset by the increases in our operating expenses and interest and other expense.

Liquidity and Capital Resources

As of September 30, 2013, we had $2,051,000 of cash and working capital of $51,000. Our cash balance as of September 30, 2013 includes restricted cash of $242,000 (as discussed in Note 4). For the nine months ended September 30, 2013, we generated a net loss of $2,686,000 and net cash provided by operating activities of $1,812,000. We generated cash from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

Net cash used in investing activities for the nine months ended September 30, 2013 was $751,000, primarily related to the purchase of property and equipment. Net cash used in financing activities for the nine months ended September 30, 2013 was $1,228,000, attributable to net payments of $780,000 on our Comerica Revolver, issuance costs related to our debt agreements entered into in 2012 and principal payments on capital lease obligations.

On October 17, 2013, the Company entered into the Main Street Loan Agreement (the "Main Street Loan Agreement") by and among the Company and its subsidiaries, and Main Street Capital Corporation, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. At closing, the Company borrowed $9,000,000 under the term loan and approximately $193,000 on the revolving loan facility. The proceeds of the $9,000,000 term loan were used to repay the existing $6,500,000 Escalate Term Loan and $2,000,000 Comerica Term Loan (further described in Note 6), in addition to facility fees and expenses. All borrowings under the Main Street Loan Agreement mature on October 17, 2018, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that term loan borrowings bear interest at 12% and revolving loan borrowings bear interest at 8%. Interest payments on the outstanding borrowings under the term loan and revolving loan are due monthly. The Company is required to make quarterly principal payments on the term loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Loan Agreement) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. Monthly interest payments on the $9,000,000 term loan over a twelve month period, assuming no principal payments are made during such period, would approximate an aggregate amount of $1,080,000. The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements.

As of September 30, 2013, the current portion of long-term debt on the Company's condensed consolidated balance sheet was $917,000 and was related to the scheduled principal payments on our $2,000,000 term loan with Comerica Bank (the "Comerica Term Loan"), as summarized in Note 6. With the repayment of the Comerica Term Loan on October 17, 2013, the Company improved its working capital position as the current portion of long-term debt of $917,000 as of September 30, 2013 is no longer outstanding.

Based on our current projection of revenue, expenses and cash flows, the Company believes that it has, and will have, sufficient resources and cash flow to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.
Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before depreciation, amortization, net interest expense, taxes, severance, acquisition costs, stock-based compensation and asset impairment. Adjusted EBITDA is a non-GAAP financial measure and is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company. The Comerica Loans and Escalate Term Loan were subject to certain financial covenants, including, without limitation, covenants that require the Company to maintain a total funded debt to Adjusted EBITDA ratio, to maintain a senior funded debt to Adjusted EBITDA ratio and to maintain a fixed charge coverage ratio as defined in the agreement. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of net loss to Adjusted EBITDA is shown below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,686)	$(172)	$(551)	$(592)
Provision for income taxes	—	5	—	—
Depreciation and amortization	2,151	1,301	693	436
Interest and other expense, net	1,248	76	446	18
EBITDA	713	1,210	588	(138)
Stock-based compensation	861	448	171	229
Severance	696	—	289	—
Acquisition costs	278	480	40	480
Asset impairment	680	—	141	—
Adjusted EBITDA	$3,228	$2,138	$1,229	$571

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by the rule and regulations of the SEC, we are not required to provide this information.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed with the SEC on April 4, 2013. There have been no material changes to these risks during the nine months ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company has not made any purchases of its own securities during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

See accompanying notes to condensed consolidated financial statements.

Item 6. Exhibits

Exhibit Number	Description
10.1	Series B-1 Preferred Exchange Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC.
10.2	Registration Rights Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC.
10.3	Separation Agreement between Glowpoint, Inc. and Steven Peri, dated as of September 13, 2013.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

GLOWPOINT, INC.

Date: November 6, 2013	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(principal executive officer)

Date: November 6, 2013	By:	/s/ David Clark
David Clark
Chief Financial Officer
(principal financial and accounting officer)