Form 10-K
period 2013-12-31
GLOWPOINT, INC.
filed 2014-03-06
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

GLOWPOINT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Lincoln Avenue, Suite 1300, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE MKT
Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐No☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11,589,000.

The number of shares of the Registrant’s common stock outstanding as of March 3, 2014 was 35,167,040.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "Report") contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. ("Glowpoint" or "we" or "us" or the "Company"). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled "Risk Factors". Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our projection of revenue, expenses and cash flows; estimated 2014 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; our ability to raise capital in private placements or otherwise; our beliefs about inflation; statements about businesses increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and video technologies; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; beliefs about the strength of our patents and pending patents; and our plans to seek acquisition opportunities that complement and expand Glowpoint’s current business.

PART I
Item 1. Business

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network solutions. Our services enable our customers to use videoconferencing as an efficient and effective method of communication for their business meetings. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners.

The Company was formed as a Delaware corporation in May 2000. In October 2012, the Company acquired Affinity VideoNet, Inc. (“Affinity”), a service provider for public videoconference suites and managed videoconferencing. The Company operates in one segment and therefore segment information is not presented.

Our Services

Video Collaboration Services

We provide our customers with the following suite of services to meet their videoconferencing needs:

Managed Videoconferencing is a “high-touch” concierge-based offering where Glowpoint sets up and manages customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the Glowpoint Cloud, as described below in Intellectual Property, and as an on-premise solution leveraging the customer’s existing video infrastructure. The Glowpoint Cloud enables videoconferences to work effectively across multiple networks and video devices. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include:

•	Scheduling: Customers can schedule their videoconference using Microsoft Outlook®, Cisco TelePresence Management Suite®, or through Glowpoint’s CustomerPoint® web portal.

•
Call Launching: Once the videoconference is scheduled, it automatically launches at the designated time. Glowpoint will “bridge” the videoconference by calling the selected video endpoints at the time of the scheduled call and make sure they are properly connected.

•
Conference Monitoring & Support: Glowpoint’s systems will monitor the video meeting to make sure everything remains properly connected. If an incident occurs during a meeting, a conference producer can reconnect and/or fix issues per standard practices or as requested by the customer.

•	Conference Reports: Customer administrators can generate reports through our portal to show videoconference details, statistics and success rate.

•
Business Class Support: We offer our customers support services designed to ensure maximum video uptime and availability. These services include helpdesk, remote monitoring, problem resolution, incident detection and management and reporting. We offer several different levels of support designed to meet the needs of each customer, starting from automated monitoring of a videoconference that alerts customers when there is an issue, up to a maximum customer support package with full access to our helpdesk around the clock, 365 days per year.

Reservationless videoconferencing (via Glowpoint NowTM) is a service that allows users to collaborate via video on demand from commonly used videoconferencing technology. Similar to audio conferencing, participants call into the videoconference with a conference code and the videoconference begins when the host enters the code. Glowpoint NowTM takes advantage of the Glowpoint Cloud, so the customer has no infrastructure to buy and maintain. Glowpoint NowTM is offered to our customers on either a usage basis or on a monthly subscription.

Videoconference Suites provide remote access to videoconferencing for everyday business meetings and events; allowing our customers to conduct meetings and events in over 2,500 videoconference rooms across 1,000 cities without investing in video devices or infrastructure. We have partnered with the owners of these videoconference centers and arrange for our customers to hold videoconferences at convenient locations across the world based on the customers’ needs. Our primary service includes scheduling and management of a highly orchestrated business-class meeting for a professional meeting experience. As part of the extended offering beyond the physical office suite, we also enable participants who elect to use a mobile device to join a video conference from anywhere in the world. These services are largely usage-based, which generally means that our customers only pay for the services that they use. We also offer our customers monthly subscription rates based on a fixed number of concurrent users.

Network Services

Glowpoint’s network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a monthly subscription. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•
Cloud Connect: Video allows our customers to outsource the management of their video traffic to us. This offering provides the customer’s office locations with a secure, dedicated video network connection to the Glowpoint Cloud for video communications.

•
Cloud Connect: Converge provides customized Multiprotocol Label Switching ("MPLS") solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and also Internet traffic via one access circuit. Glowpoint fully manages and prioritizes traffic to ensure that video and other business critical applications run smoothly.

•	Cloud Connect: Cross Connect allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to Glowpoint’s data center.

Professional and Other Services

We also offer professional services, including video communication solutions for broadcast/media content acquisition and remote analyst contribution for live-to-air or live-to-tape production that enable studios to broadcast or stream their media with solutions for mobile, video and live events. On a limited basis, we also resell video equipment to our customers.

Sales and Marketing

We currently sell our services through a direct sales force and indirect sales channels. As of December 31, 2013, we had 20 full-time employees engaged in sales and marketing. Our sales/account management team is responsible for developing  relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized corporations.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as computer software, professional services, business services, manufacturing and financial services. Our channel sales allow us to extend our reach to businesses of all sizes and geographies. The efforts of our channel sales group focus on partnering with resellers, such as system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements.

We primarily focus our marketing efforts on direct marketing programs aimed at our target customers. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations and drive service enhancements using research and customer feedback.

Market Need

The complexity of video communications is increasing, while usage of video is becoming more critical in the mix of unified communications. Many enterprises have become dependent on video communications for increased productivity while also reducing operating costs, and have made it part of their core business practices. These same enterprises have difficulty (and incur considerable cost) in effectively maintaining and managing their existing video communication deployments because of the shortage of experienced information technology ("IT") and network personnel. Many enterprises also recognize that supporting video communications inside their organization distracts their core support team from other critical business applications and requires a different skill set than normal business IT support. As a result, businesses are increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and their video technologies. With the rapid advancements in video technologies and use of mobile devices for video communications, it has become increasingly expensive and difficult for enterprises to maintain the infrastructure required to power these technologies. We believe that many customers cannot fully support quality video communications on their existing infrastructure and network.

Glowpoint provides enterprises with the ability to simplify the video experience with a full suite of video collaboration services. Glowpoint’s unique features and services, such as seamless and secure business-to-business communications, a comprehensive video exchange directory of businesses, live on-demand video operator services, and on demand virtual video rooms, are available to customers by simply connecting into the Glowpoint Cloud.

Competition

We primarily compete with managed services companies, videoconferencing equipment resellers and Tier 1 telecommunication providers, including British Telecom, AT&T, Verizon, Telus, Citrix, York Telecom, SPS, Whitlock, and AVI-SPL. Additionally, the market has attracted start-up and venture capital-backed companies that offer hosted bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. The Company's competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services.

We believe Glowpoint differentiates itself based on its full suite of cloud and managed video collaboration services in combination with its commitment to a white glove service. We believe our services are unique based on our intellectual property, user interfaces and capabilities that Glowpoint has built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. Market segments that account for 5% or more of our revenue for 2013, listed in order of approximate contribution to revenue, were as follows: consulting, 29%; banking and finance, 8%; broadcast/media, 8%; engineering and construction, 7%; legal and law enforcement, 6%; manufacturing, 5%; and telecommunication providers, 5%. Two major customers / wholesale partners represented a total of approximately 21% of our revenue for the fiscal year ended December 31, 2013.  One additional customer accounted for 10% of our outstanding accounts receivable at December 31, 2013. A substantial reduction in use of our services or business failure by our major customers / wholesale partners could have a material adverse effect on our business and results of operations.

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

Cloud Architecture

The Glowpoint Cloud is based on a Service Oriented Architecture ("SOA") framework that enables us to create unique unified communication service offerings. Glowpoint’s cloud based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid with a mix of public and private clouds. Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated through and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors' video equipment, resulting in communication islands. Glowpoint's suite of cloud and managed video services can be accessed and utilized by customers regardless of the technology and network they are using. The Glowpoint Cloud is a cloud platform that offers telepresence, video and unified communications and collaboration users a way to meet and communicate across the varying hardware/software platforms and carrier networks in a secure and seamless fashion. Customers who purchase a Cisco, Polycom, Avaya, LifeSize (Logitech) or StarLeaf system or use any other third-party video communications software, may all take advantage of the Glowpoint Cloud regardless of their choice of network. We have built the Glowpoint Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network ("ISDN") using infrastructure from a variety of manufacturers. The Glowpoint Cloud combines years of best practices, experience and technology development into a video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, the Glowpoint Cloud is built around security protocols to enable enterprises and organizations of any size to communicate with other desired video users in a secure, high-quality and reliable fashion.

Patents and Patents-Pending

The development of our “video as a service” applications and network architecture has resulted in a significant amount of proprietary information and technology including real-time metering and billing for video calls and intelligent call routing. We believe that our patented and patent-pending proprietary technology provides an important barrier for competitive offerings of similar video communications services.

We have been awarded five patents:

•
U.S. Patent No. 7,200,213 was awarded in April 2007 for our live video operator assistance feature.  Our “Live Operator” technology provides customers with the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” business class support services.

•
U.S. Patent No. 7,664,098 was awarded in February 2010 for our real-time metering and billing for Internet Protocol ("IP") based calls. Our “Call Detail Records” patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video users.

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

•
U.S. Patent No. 8,576,270 was awarded in November 2013 for our Intelligent Call Management and Redirection systems and methods. These systems and methods can be used to detect the status of a specified video endpoint.

Pre-defined rules can be configured so that a call that is not completed for any reason can be transferred to another destination such as a video mail service or an automated or live operator service.

Research and Development

Glowpoint incurred research and development expenses of $662,000 in 2013 and $946,000 in 2012 related to the development of new service offerings and features and enhancements to our existing services.

Employees

As of December 31, 2013, we had approximately 117 employees (3 of which were part time employees). Of these employees, 69 are involved in customer support and operations, 20 in sales and marketing, 19 in corporate functions and 9 in engineering and development. None of our employees are represented by a labor union. We believe that our employee relations are good.

Available Information

We are subject to the reporting requirements of the Exchange Act. The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of these periodic reports, proxy statements and other information can be read and copied on official business days during the hours of 10 a.m. to 3 p.m. at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

In addition, we make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.glowpoint.com. Our website and the information contained on or connected to our website is not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Item 1A. Risk Factors

Glowpoint’s business faces numerous risks, including those set forth below or those described elsewhere in this Report or in our other filings with the SEC. The risks described below are not the only risks that we face, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect our business. Any of these risks may have a material adverse effect on Glowpoint’s business, financial condition, results of operations and cash flow. When making an investment decision with respect to our common stock, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current projections, the Company has sufficient capital resources to finance our operational requirements through at least the next twelve months following the filing of this Report with the SEC. Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, capital improvements and the cost involved in protecting our proprietary rights. If we are unable to achieve profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur additional debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors. Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under our loan agreements or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our loan agreements restrict our ability to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

We may fail to comply with covenants contained in our agreements with our lenders.

Our loan agreements with our lenders contain various covenants that limit our ability to engage in specific types of transactions, including covenants that limit our ability to:

·	incur or guarantee additional debt;

·	incur or assume certain liens;

·	make certain loans, advances or investments;

·	pay dividends;

·	make certain acquisitions or dispositions;

·	make certain capital expenditures;

·	prepay subordinated debt;

·	issue certain equity securities;

·	enter into transactions with affiliates; and

·	make certain increases in management compensation.

In addition, we are required to comply with certain financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant, that are tested on a quarterly basis. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report for a description of Adjusted EBITDA.

If the Company were to violate any of its covenants under its loan agreements, any such violations could cause an acceleration of the indebtedness under the loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under the loan agreements, we may not have sufficient assets to repay the indebtedness.

We have refinanced our indebtedness in the past but there is no assurance we will be able to refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation.

We have a history of substantial net losses and we may incur future net losses, which may cause a decrease in our stock price.

While we generated net income for fiscal years 2012 and 2011, we reported a substantial loss from operations in fiscal year 2013 and in each fiscal year from our inception in 2000 through 2010. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining capital to continue our operations.

Our success is highly dependent on the evolution of our overall market and on general economic conditions.

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on acceptance and adoption of video communications. There can be no assurance that the market for our services will grow, that our services will be adopted or that businesses will purchase our suite of managed video services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

Our customers have varying degrees of creditworthiness and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us or use their buying power with us to reduce our revenue, this could materially adversely affect our financial condition, results of operations or cash flows.

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

Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

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

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our channels' and customers' data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized accessor cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and results of operations.

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

The video communications industry is highly competitive and includes large, well-financed participants. With respect to our video collaboration services, we primarily compete with managed services companies and videoconferencing equipment resellers and audio/visual integrators, including Citrix, York Telecom, Providea, BCS Global and AVI-SPL. Additionally, the market has attracted start-up and venture capital-backed companies that offer hosted bridging solutions, including Blue Jeans Networks. With respect to our network services, we primarily compete with telecommunications carries, including British Telecom/BT Conferencing, AT&T, Verizon and Telus. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

There is limited market awareness of Glowpoint's services.

Our future success will be dependent in significant part on our ability to generate demand for our video collaboration services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

As we expand our managed services offerings, any system failures or interruptions may cause loss of customers.

Our success depends, in part, on the seamless, uninterrupted operation of our managed service offerings. As we continue to expand these services, and as the complexity and volume continue to increase, we will face increasing demands and challenges in managing them. Any prolonged failure of these services or other systems or hardware that cause significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial loss.

If we are unable to integrate acquired businesses into ours effectively, our operating results may be adversely affected.

We plan to seek acquisition opportunities in the future that complement and expand our current business. We may not be able to successfully integrate acquired businesses and, where desired, their service portfolios, into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, or service portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations of acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses and their assets may not perform as expected. Additionally, acquisitions could result in difficulties assimilating acquired operations and, where deemed desirable, transitioning overlapping services to be a single service offering and the diversion of capital and management’s attention away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact the integration efforts. For all the reasons set forth above, the failure to integrate acquired businesses effectively may adversely impact our business, financial condition and results of operations.

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

The market for our video collaboration services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing managed video services obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our managed video services are unable to meet expectations or unable to keep pace with technological changes in the video communication industry, our managed video services could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our managed video services as improvements in video communication technologies are introduced. In the event that other companies develop more advanced service offerings, our competitive position relative to such companies would be harmed.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2013, two major customer / wholesale partners represented approximately a total of 21% of our revenue. One additional customer accounted for 10% of our outstanding accounts receivable at December 31, 2013. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for chapter 11 bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We depend upon suppliers and have limited sources for some services.

We rely on other companies to supply some components of our network infrastructure and the means to access our network. Certain products and services that we resell and certain components that we require for our network are available only from limited sources. We could be adversely affected if such sources were to become unavailable to us on commercially reasonable terms. We cannot ensure that, on an ongoing basis, we will be able to obtain third-party services cost-effectively and on the scale and within the time frames that we require, if at all. Failure to obtain or to continue to make use of such third-party services would have a material adverse effect on our business, financial condition and results of operations.

We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenues.

Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of our agreements with our customers. Termination of services in our existing agreements require a minimum of 30 days' notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with Glowpoint includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

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

We incur significant accounting and administrative costs as a publicly traded corporation that impact our financial condition.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their comparatively lower accounting and administrative costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders may not be confident in our financial reporting, which could adversely affect the price of our stock and harm our business.

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

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the NYSE MKT under the symbol “GLOW.” Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot ensure that you will be able to find a buyer for your shares. We cannot ensure that an organized public market for our securities will develop or that there will be any private demand for our common stock. We could also fail to satisfy the standards for continued exchange listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

Future operating results may vary from quarter to quarter, and we may fail to meet the expectations of securities analysts and investors at any given time.

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include growth or lack of growth in revenues and our ability to control expenses relative to our revenues. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Resale into the public market of a significant number of shares issued in prior financings could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act, or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

Although the sale of these additional shares to the public might increase the liquidity of our stockholders’ investments, the increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of your investment and perhaps hindering our ability to raise additional funds in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 1776 Lincoln Avenue, Suite 1300, in Denver, Colorado 80203. These premises consist of approximately 9,500 square feet of leased office space. The base rent for the premises is approximately $213,000 per year. In addition to our headquarters, we lease facilities: (i) in Murray Hill, New Jersey that house administrative personnel and our network operations center in approximately 22,000 square feet, the base rent of which was approximately $366,000 per year, (ii) in Ventura, California that house our bridging services group, help desk and technical personnel in approximately 5,000 square feet, the base rent of which is approximately $101,000 per year plus our share of the landlord's operating expenses, and (iii) in Conshohocken, Pennsylvania that house our dedicated support services group in approximately 5,000 square feet, the base rent of which is approximately $134,000 per year. We are currently marketing our Pennsylvania office space for sublease, and the term of this lease is through August 2017. Our lease for the New Jersey office space expired January 31, 2014. We have entered into a short-term lease for our New Jersey office space through April 30, 2014 and we plan to then lease office space in a different location in the New Jersey area.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Glowpoint’s securities trade on the NYSE MKT (formerly Amex) under the symbol “GLOW.”

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2012 and 2013, based upon information obtained from the NYSE MKT. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint Common Stock
	High	Low
Year Ended December 31, 2012
First Quarter	$3.03	$2.51
Second Quarter	2.64	2.03
Third Quarter	2.34	2.05
Fourth Quarter	2.25	1.79
Year Ended December 31, 2013
First Quarter	$2.02	$1.43
Second Quarter	1.42	0.68
Third Quarter	1.71	0.73
Fourth Quarter	1.52	1.30

On March 3, 2014, the closing sale price of our common stock was $1.42 per share as reported on the NYSE MKT, and 35,167,040 shares of our common stock were held by approximately 192 holders of record. American Stock Transfer & Trust Company, LLC of Brooklyn, New York is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of cash dividends is subject to limited exceptions, prohibited by our existing loan agreement with Main Street Capital Corporation and may be materially limited by financing arrangements which we may enter into in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2013 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a)) (c)
Equity compensation plans approved by security holders	1,792,141	$2.21	177,556
Equity compensation plans not approved by security holders	—	$—	—
Total	1,792,141	$2.21	177,556

Recent Sales of Unregistered Securities

In October 2013, the Company terminated its Consulting Agreement dated as of September 28, 2012 with Burnham Hill Partners, LLC ("BHP"). In connection with the termination of the agreement with BHP and to settle amounts due to BHP for financial advisory services rendered by BHP, the Company issued 100,000 of shares of unregistered common stock to BHP on October 15, 2013. The shares of common stock were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. Other than the foregoing, there have been no sales of equity securities during the fiscal year ended December 31, 2013 that have not been previously reported by the Company in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2013.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network solutions. Our services enable our customers to use videoconferencing as an efficient and effective method of communication for their business meetings. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. On October 1, 2012, the Company completed the acquisition of privately held Affinity VideoNet, Inc. ("Affinity"), a service provider of public video meeting suites and managed videoconferencing. We plan to seek acquisition opportunities in the future that complement and expand our current business.

Results of Operations
Year Ended December 31, 2013 (“2013”) versus Year Ended December 31, 2012 ("2012")

Revenue. Total revenue increased $4,384,000, or 15%, in 2013 to $33,454,000 from $29,070,000 in 2012. This growth was achieved from the acquisition of Affinity as our 2013 results include a full year of results related to Affinity whereas our 2012 results include only the fourth quarter of 2012 since the acquisition occurred on October 1, 2012.
Pro forma revenue for 2012, assuming the Affinity acquisition occurred on January 1, 2012, was $37,096,000. As compared to revenue for 2013 of $33,454,000, this represents a decrease of $3,642,000, or 10%. This decrease is primarily attributable to: (i) a decrease of $2,406,000 in video collaboration services, (ii) a decrease of $865,000 in network services due to customer loss and declining prices of such services and (iii) a decrease of $371,000 in professional and other services. The $2,406,000 decrease in video collaboration services is mainly attributable to a $1,761,000 decline in revenue associated with videoconference suites from 2012 to 2013 due to lower demand for this offering. We currently expect revenue for the year ending December 31, 2014 to be approximately level with 2013 as we expect to stabilize revenue across each of our service offerings.

	Year Ended December 31, (in thousands)
	2013	2012	Pro forma 2012
Revenue
Video collaboration services	$19,612	$14,932	$22,018
Network services	12,048	12,366	12,913
Professional and other services	1,794	1,772	2,165
Total revenue	$33,454	$29,070	$37,096

The following are the changes in the components of our reported revenue from 2012 to 2013:

•
Revenue for video collaboration services increased 31% to $19,612,000 in 2013, from $14,932,000 in 2012. Revenue for video collaboration services accounted for 59% of our total revenue in 2013 compared to 51% for 2012. The increase in revenue is attributable to the acquisition of Affinity.

•
Revenue for network services decreased 3% to $12,048,000 in 2013 from $12,366,000 in 2012. Revenue for network services accounted for 36% of total revenue in 2013 compared to 43% for 2012. The decrease in revenue for network services is primarily attributable to loss of customers.

•
Revenue for professional and other services increased 1% to $1,794,000 in 2013 from $1,772,000 in 2012. Revenue for professional and other services accounted for 5% of revenue in 2013 compared to 6% for 2012.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue increased to $19,504,000 in 2013 from $16,044,000 in 2012. Cost of revenue, as a percentage of total revenue, was 58% and 55% for 2013 and 2012, respectively. The $3,460,000 increase in cost of revenue from 2012 to 2013 is primarily attributable to: (i) the corresponding increase in revenue and (ii) an increase in our cost of revenue as a percentage of total revenue. The increase in our cost of revenue as a percentage of revenue in 2013 is primarily the result of higher personnel costs and changes in our mix of services from the Affinity acquisition.

Research and development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development decreased 30% to $662,000 in 2013 from $946,000 in 2012, primarily attributable to a decrease in personnel costs.

Sales and Marketing. Sales and marketing expenses decreased 9% to $3,812,000 in 2013 from $4,180,000 in 2012. The decrease is primarily attributable to a decrease in personnel costs due to lower headcount in sales and marketing.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance, human resources and information technology. General and administrative expenses increased 26% to $8,058,000 in 2013 from $6,411,000 in 2012. This increase is primarily attributable to the following: (i) severance charges of $860,000 related primarily to the separation of our former Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees during 2013, (ii) an asset impairment charge of $680,000 during 2013 for property and equipment no longer being utilized in the Company's business, and (iii) an increase in stock-based compensation expense of $525,000, partially offset by a decrease in costs related to the Affinity acquisition of $598,000.

Depreciation and Amortization. Depreciation and amortization expenses increased 37% to $2,860,000 in 2013 from $2,085,000 in 2012. This increase is primarily attributable to an increase of $944,000 in the amortization of intangible assets related to the acquisition of Affinity.

Loss from Operations. Loss from operations increased to $1,442,000 in 2013 from $596,000 in 2012. The increase in our loss from operations is primarily attributable to an increase in our operating expenses as discussed above, partially offset by an increase in revenue.

Interest and Other Expense, Net. Interest and other expense, net in 2013 was $2,799,000, comprised of: (i) $993,000 of interest expense on our outstanding debt, net of interest income, (ii) $976,000 of amortization of deferred financing costs related to our debt obligations, (iii) $727,000 of amortization of debt discount, and (iv) other income of $103,000 related to the reduction of the SRS Note (see Note 7 to our consolidated financial statements). Interest and other expense, net in 2012 was $574,000, comprised of: (i) $421,000 of interest expense on outstanding debt, net of interest income, (ii) $122,000 of amortization of deferred financing costs related to our debt obligations, and (iii) $31,000 of amortization of debt discount. This increase in interest and other expense, net is primarily attributable: (i) a full year of interest expense in 2013 related to the debt incurred in October 2012 in connection with the Affinity acquisition and (ii) the 2013 write off of unamortized deferred financing costs and the debt discount associated with our former debt obligations upon the closing of our debt refinancing in October 2013 (see Note 7 to our consolidated financial statements).

Income Taxes. For 2012, an income tax benefit of $2,221,000 was recorded as a result of the change of the Company's valuation allowance related to deferred tax liabilities that arose in the acquisition of Affinity. This income tax benefit had no impact on cash flows from operations for the year ended December 31, 2012. For 2013, an income tax benefit of $30,000 was recorded related to an income tax refund. Any deferred tax asset that would be related to our historical losses has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by our historical results and restrictions on the usage of the net operating loss carry forwards.

Net Income (Loss). For 2012, net income was $1,051,000 as compared to a net loss of $4,211,000 for 2013. The increase in our net loss is primarily attributable to an increase in our loss from operations of $846,000, an increase in our interest and other expense, net of $2,225,000 and the $2,221,000 tax benefit recorded in 2012 compared to the tax benefit of $30,000 in 2013.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, interest and other expense, net, taxes, severance, acquisition costs, stock-based compensation and asset impairment charges. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net income (loss) is shown below:

	Year Ended December 31,
	2013	2012	Increase (Decrease)
Net income (loss)	$(4,211)	$1,051	$(5,262)
Benefit from income taxes	(30)	(2,221)	2,191
Depreciation and amortization	2,860	2,085	775
Amortization of financing costs and debt discount	1,703	153	1,550
Interest and other expense, net	1,096	421	675
EBITDA	1,418	1,489	(71)
Stock-based compensation	1,203	678	525
Severance	860	48	812
Acquisition costs	259	857	(598)
Asset impairment	680	17	663
Adjusted EBITDA	$4,420	$3,089	$1,331

We currently expect that Adjusted EBITDA for the year ended December 31, 2014 will grow by approximately 10% as compared to Adjusted EBITDA for the year ended December 31, 2013. We expect this growth in Adjusted EBITDA will be achieved primarily through reductions in our operating expenses.

Liquidity and Capital Resources

As of December 31, 2013, we had $2,294,000 of cash and working capital of $836,000. Our cash balance as of December 31, 2013 includes restricted cash of $242,000 (as discussed in Note 3 to our consolidated financial statements). For the year ended December 31, 2013, we generated a net loss of $4,211,000 and net cash provided by operating activities of $2,300,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

During 2013, we completed a refinancing of the Company’s debt obligations as discussed below to improve the Company’s expected liquidity and reduce expected near-term debt service obligations. The former debt obligations with Escalate Capital, Comerica Bank and SRS would have required minimum principal payments of $3,630,000 in 2014 and $3,000,000 in 2015. Our new debt obligations with Main Street Capital Corporation ("Main Street") and our amended Shareholder Representative Services LLC ("SRS") Note have no required minimum principal payments in 2014 and 2015 as principal payments are based on a percentage of excess cash flow generated by the Company for the Main Street Term Loan and achievement of certain EBITDA levels for the SRS Note (see further discussion below). The Company expects principal payments on our debt obligations will approximate $950,000 in 2014 (see Note 7 to our consolidated financial statements).

During 2013, we also simplified our capital structure by exchanging all outstanding shares of Series B-1 preferred stock into common stock (see Note 14 to our consolidated financial statements). This transaction eliminated $10,247,000 of liquidation preference on the exchanged preferred stock and eliminated future annual dividends of $600,000 that would have commenced accruing in 2014.

On October 17, 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2013, the Company has borrowed $9,000,000 under the Main Street Term Loan and $300,000 on the Main Street Revolver and the Company used the proceeds from this debt issuance to repay existing debt obligations summarized below.

During 2013, the Company received proceeds of $9,000,000 from the Main Street Term Loan and $300,000 from the Main Street Revolver, less facility fees and expenses of $322,000. Also during 2013, the Company repaid the following obligations: (i) an existing term loan of $6,500,000 with Escalate Capital Partners SBIC I, L.P. (“Escalate”), (ii) an existing term loan of $2,000,000 with Comerica Bank (“Comerica”), (iii) existing borrowings on a revolving line of credit with Comerica of $780,000, and (iv) a $300,000 fee that was due to Escalate upon repayment of the $6,500,000 term loan.

Net cash used in financing activities for 2013 was $1,324,000, attributable to: (i) net proceeds of $8,978,000 related to the proceeds from debt issuance to Main Street, less facility fees and expenses described above, (ii) repayment of former debt obligations and related fees and expenses totaling $9,762,000, (iii) $289,000 of transaction costs related to the exchange of Series B-1 preferred stock to common stock in 2013 (see Note 14 to our consolidated financial statements), and (iv) $251,000 of principal payments on our capital lease obligations.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that Main Street Term Loan borrowings bear interest at 12% and the Main Street Revolver borrowings bear interest at 8%. Interest payments on the outstanding borrowings under the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Loan Agreement as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter.

In February 2014, the Company amended and restated the promissory note issued to SRS for the benefit of the prior stockholders of Affinity in connection with the Affinity acquisition (the “SRS Note”). The amended SRS Note, which was effective as of December 31, 2013, (i) reduced the principal amount of the SRS Note to $1,885,000, (ii) increased the interest rate from 8% to 10% per annum and (iii) extended the maturity date from December 31, 2014 to January 4, 2016.

Annual interest payments on the $9,000,000 of borrowings under the Main Street Term Loan and $1,885,000 of borrowings under the SRS Note, assuming no principal payments are made to reduce such balances, would approximate an aggregate amount of $1,269,000. The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. As of December 31, 2013, the current portion of long-term debt recorded on the Company’s balance sheet was $950,000, which reflects the principal amounts the Company expects to pay in 2014 on the Main Street Term Loan, Main Street Revolver and SRS Note.

Net cash used in investing activities for 2013 was $900,000, primarily related to the purchase of property and equipment. For 2014, we plan to invest approximately $2,000,000 in capital expenditures; mainly related to strengthening our core infrastructure, networking equipment and systems to improve and automate the delivery of the Company's service offerings to our customers. We expect to fund these capital expenditures from the cash flow from operations the Company expects to generate in 2014.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of December 31, 2013, we had availability of $1,700,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

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

Revenue Recognition.  Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition.” Revenues derived from other sources are recognized when services are provided or events occur.

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

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value.  During 2013 and 2012, we recorded impairment losses of $615,000 and $17,000 respectively, related to network equipment and fixed assets no longer being utilized in the Company's business.

Capitalized Software Costs.  The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. During 2013, we recorded an impairment loss of $65,000 for certain software costs previously capitalized. No impairment losses were recorded during 2012.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow ("DCF") methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment test performed at November 30, 2013, the estimated fair value of the reporting unit significantly exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

Intangible Assets. Intangible assets include customer relationships, affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2013, the Company performed an impairment test of intangible assets and determined that no impairment charges were required.

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012 we had no off-balance sheet arrangements.
Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investors page of our website at www.glowpoint.com. We intend to disclose any changes in or waivers from the code of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2013. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 23 of this Form10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 13, 2012, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation (filed as Appendix D to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) filed with the SEC on January 21, 2000, and incorporated herein by reference).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to Glowpoint, Inc. (filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2004, and incorporated herein by reference).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007, and incorporated herein by reference).

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. effecting a one-for-four reverse stock split of the common stock of Glowpoint, Inc. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011, and incorporated herein by reference).

3.5	Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2011, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
4.2
Certificate of Designations, Preferences and Rights of Series D Preferred Stock (filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007, and incorporated herein by reference).

4.3
Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock of Glowpoint (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2009, and incorporated herein by reference).

4.4
Certificate of Designations, Preferences and Rights of Perpetual Series B-1 Preferred Stock of Glowpoint (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

4.5
Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 24, 2014 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 25, 2014, and incorporated herein by reference).

10.1#	Glowpoint, Inc. 2000 Stock Incentive Plan (filed as Exhibit 4.9 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2000, and incorporated herein by reference).
10.2#
Glowpoint, Inc. 2007 Stock Incentive Plan, as amended through June 1, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.3#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.4#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.5#
Board of Directors Compensation Plan, as adopted on March 12, 2012 (filed as Exhibit 99.4 to Registrant's Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).

10.6
Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

10.7
Form of Series A-2 Preferred Consent Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

10.8
Form of Series A-2 Preferred Exchange Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2010, and incorporated herein by reference).

10.9
Form of Series A-2 Preferred Consent Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2010, and incorporated herein by reference).

10.10
Stockholders Agreement, by and among Glowpoint and holders of Series B-1 Preferred Stock, dated August 3, 2011 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

10.11
Series B-1 Preferred Exchange Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 13, 2013, and incorporated herein by reference).

10.12
Registration Rights Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on August 13, 2013, and incorporated herein by reference).

10.13
Registration Rights Agreement between Glowpoint, Inc. and Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of October 1, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on October 5, 2012, and incorporated herein by reference).

10.14
Consulting Agreement between Glowpoint and Jon A. DeLuca, dated as of September 1, 2010 (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2012, and incorporated herein by reference).

10.15#
Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 13, 2013 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on January 17, 2013, and incorporated herein by reference).

10.16#
Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 13, 2013 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on January 17, 2013, and incorporated herein by reference).

10.17#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.18#
Separation Agreement and General Release between Glowpoint, Inc. and Joseph Laezza, dated as of January 13, 2013 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 17, 2013, and incorporated herein by reference).

10.19#
Separation Agreement and General Release between Glowpoint, Inc. and Alp Tolga Sakman, dated as of March 22, 2013 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.20#
Separation Agreement between Glowpoint, Inc. and Steven B. Peri, dated as of September 13, 2013 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2013, and incorporated herein by reference).

10.21
Loan Agreement, dated October 17, 2013, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on October 23, 2013, and incorporated herein by reference).

21.1*	Subsidiaries of Glowpoint, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2014

GLOWPOINT, INC.

By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Holst and David Clark jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 6th day of March 2014 in the capacities indicated.

/s/ Peter Holst	Chief Executive Officer, President and Director (Principal Executive Officer)
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Jon A. DeLuca	Director and Chairman of the Board
Jon A. DeLuca

/s/ Kenneth Archer	Director
Kenneth Archer

/s/ Grant Dawson	Director
Grant Dawson

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 6, 2014

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,294	$2,218
Accounts receivable, net	4,077	4,047
Prepaid expenses and other current assets	404	897
Total current assets	6,775	7,162
Property and equipment, net	2,867	4,256
Goodwill	9,825	9,900
Intangibles, net	5,998	7,256
Other assets	421	742
Total assets	$25,886	$29,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$950	$1,397
Current portion of capital lease	217	240
Accounts payable	1,885	2,384
Accrued expenses and other liabilities	2,277	2,032
Accrued dividends	20	—
Accrued sales taxes and regulatory fees	590	398
Total current liabilities	5,939	6,451
Long term liabilities:
Capital lease, net of current portion	43	231
Long term debt, net of current portion	10,235	9,631
Total long term liabilities	10,278	9,862
Total liabilities	16,217	16,313
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock Series B-1, non-convertible; $.0001 par value; $100,000 stated value; 100 shares authorized, 0 and 100 shares issued and outstanding and liquidation preference of $0 and $10,000, at December 31, 2013 and 2012, respectively	$—	$10,000
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 53 shares issued and outstanding and liquidation preference of $396 at December 31, 2013 and 2012, respectively	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 35,306,169 and 28,886,999 shares issued and outstanding at December 31, 2013 and 2012, respectively	4	3
Additional paid-in capital	177,357	166,481
Accumulated deficit	(167,859)	(163,648)
Total stockholders’ equity	9,669	13,003
Total liabilities and stockholders’ equity	$25,886	$29,316

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012
Revenue	$33,454	$29,070
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	19,504	16,044
Research and development	662	946
Sales and marketing	3,812	4,180
General and administrative	8,058	6,411
Depreciation and amortization	2,860	2,085
Total operating expenses	34,896	29,666
Loss from operations	(1,442)	(596)
Interest and other expense:
Interest expense and other, net	1,096	421
Amortization of deferred financing costs	976	122
Amortization of debt discount	727	31
Total interest and other expense, net	2,799	574
Loss before income taxes	(4,241)	(1,170)
Income tax benefit	(30)	(2,221)
Net income (loss)	$(4,211)	$1,051
Preferred stock dividends	20	—
Net income (loss) attributable to common stock holders	$(4,231)	$1,051

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$(0.14)	$0.04
Diluted net income (loss) per share	$(0.14)	$0.04

Weighted average number of common shares:
Basic	30,525	25,254
Diluted	30,525	26,656

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2013 and 2012
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2012	100	$10,000	94	$297	25,180	$3	$159,339	$(164,699)	$4,940
Net income	—	—	—	—	—	—	—	1,051	1,051
Stock-based compensation	—	—	—	—	—	—	678	—	678
Issuance of restricted stock	—	—	—	—	833	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	(275)	—	—	—	—
Preferred stock conversion	—	—	(41)	(130)	102	—	130	—	—
Exercise of options	—	—	—	—	5	—	9	—	9
Stock issued in connection with Affinity acquisition	—	—	—	—	2,647	—	5,503	—	5,503
Stock issued in connection with financing	—	—	—	—	345	—	718	—	718
Stock issued to broker in connection with Affinity acquisition	—	—	—	—	50	—	104	—	104
Balance at December 31, 2012	100	$10,000	53	$167	28,887	$3	$166,481	$(163,648)	$13,003
Net loss	—	—	—	—	—	—	—	(4,211)	(4,211)
Stock-based compensation	—	—	—	—	—	—	1,038	—	1,038
Forfeitures of restricted stock, net of issuance	—	—	—	—	(462)	—		—	—
Stock issued in connection with debt amendment	—	—	—	—	100	—	148	—	148
Preferred stock exchange, net of costs of $289	(100)	(10,000)	—	—	6,767	1	9,710	—	(289)
Preferred stock dividends	—	—	—	—	—	—	(20)	—	(20)
Exercise of options	—	—	—	—	14	—	—	—	—
Balance at December 31, 2013	—	$—	53	$167	35,306	$4	$177,357	$(167,859)	$9,669

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$(4,211)	$1,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,860	2,085
Bad debt expense	149	84
Amortization of deferred financing costs	976	122
Amortization of debt discount	727	31
Loss on impairment/disposal of assets	680	17
Stock-based compensation	1,203	678
Shares issued in connection with acquisition	—	104
Deferred tax benefit	—	(2,221)
Gain on debt forgiveness	(103)	—
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(179)	(410)
Prepaid expenses and other current assets	493	(316)
Other assets	214	22
Accounts payable	(499)	31
Accrued expenses and other liabilities	(78)	(14)
Accrued sales taxes and regulatory fees	68	(393)
Net cash provided by operating activities – continuing operations	2,300	871
Net cash used in operating activities - discontinued operations	—	(50)
Net cash provided by operating activities	2,300	821
Cash flows from Investing Activities:
Proceeds from sale of equipment	2	11
Cash paid for acquisition costs, net of acquired cash	(46)	(7,562)
Purchases of property and equipment	(856)	(740)
Net cash used in investing activities	(900)	(8,291)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	—	12
Payments related to preferred stock exchange	(289)	—
Principal payments for capital lease	(251)	(205)
Proceeds from new credit facility, net of expenses of $322	8,978	—
Repayment of former debt obligations and expenses of $482	(9,762)	—
Proceeds from former debt obligations, net of expenses of $467	—	8,063
Net cash provided by (used in) financing activities	(1,324)	7,870
Increase in cash and cash equivalents	76	400
Cash at beginning of year	2,218	1,818
Cash at end of year	$2,294	$2,218

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$1,200	$421
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$38	$186
Preferred stock exchange and conversion	$10,000	$130
Common stock issued in connection with acquisition	$—	$5,607
Common stock issued in connection with debt amendment	$148	$718
Common stock issued to broker in connection with preferred stock exchange	$135	$—
Accrued dividends	$20	$—

See accompanying notes to consolidated financial statements.
-F 5-

GLOWPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 - The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network solutions. Our services enable our customers to use videoconferencing as an efficient and effective method of communication for their business meetings. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners.

The Company was formed as a Delaware corporation in May 2000. In October 2012, the Company acquired Affinity VideoNet, Inc. (“Affinity”), a service provider for public videoconference suites and managed videoconferencing (as discussed in Note 4). The Company operates in one segment and therefore segment information is not presented.

Note 2 - Liquidity, Basis of Presentation and Summary of Significant Accounting Policies

Liquidity

As of December 31, 2013, we had $2,294,000 of cash and working capital of $836,000. Our cash balance as of December 31, 2013 includes restricted cash of $242,000 (as discussed in Note 3). For the year ended December 31, 2013, we generated a net loss of $4,211,000 and net cash provided by operating activities of $2,300,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

On October 17, 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2013, the Company has borrowed $9,000,000 under the Main Street Term Loan and $300,000 on the Main Street Revolver and the Company used the proceeds from this debt issuance to repay existing debt obligations (see Note 7).

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. As of December 31, 2013, we have availability of $1,700,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, Affinity and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the

-F 6-

reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the allocation of intangible assets and their estimated lives, and the estimated lives and recoverability of property and equipment.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $221,000 and $151,000 at December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our debt obligations (see Note 7) approximate their fair values, which are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2013 and 2012 or during the years then ended.

Revenue Recognition

Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed. Revenues derived from other sources are recognized when services are provided or events occur.

-F 7-

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow (“DCF”) methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment tests performed at November 30, 2013, the estimated fair value of the reporting unit exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2013 and 2012, we included taxes of $1,339,000 and $1,495,000, respectively, in revenue and we included taxes of $1,283,000 and $1,454,000, respectively, in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.”  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2013 and 2012, we recorded impairment losses of $615,000 and $17,000, respectively, related to network equipment and fixed assets no longer being utilized in the Company's business.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2013, we capitalized internal use software costs of $317,000 and we amortized $506,000 of these costs. For the year ended December 31, 2012, we capitalized internal use software costs of $422,000 and we amortized $555,000 of these costs. During 2013, we recorded an impairment loss of $65,000 for certain software costs previously capitalized. No impairment losses were recorded during 2012.

Deferred Financing Costs

Deferred financing costs, included in other assets, relate to fees and expenses incurred in connection with entering into our debt agreements (see Note 7), and are amortized as interest expense over the contractual lives of the related credit facilities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits.

-F 8-

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

Stock-based Compensation

Stock based awards have been appropriately accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718 share based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period.  The Company values its stock option awards using the Black-Scholes option valuation model.

Research and development

Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services.

Accounting Standards Update

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 - Restricted Cash

As of December 31, 2013, our cash balance of $2,294,000 included restricted cash of $242,000. The letters of credit that serve as security deposits for our leases of office space in New Jersey and Colorado (as discussed in Note 18) for $57,000 and $185,000, respectively, are secured by cash pledged as collateral and such cash is restricted by Comerica Bank. As of January 31, 2014, the letter of credit for $57,000 for our office space in New Jersey expired and therefore our restricted cash was reduced to $185,000.

Note 4 - Affinity Acquisition

On October 1, 2012, the Company completed the acquisition of 100% of the stock of Affinity, accounted for as a business combination, and paid an aggregate purchase price of $15,901,000. The purchase price consisted of (i) approximately $8.0 million in cash (obtained through debt financing as discussed in Note 7), (ii) a $2.33 million promissory note payable to the

-F 9-

Affinity shareholders (as discussed in Note 7), subject to adjustment, and (iii), 2,650,000 shares of the Company's common stock valued at approximately $5,512,000 based on the closing price of the Company's stock on October 1, 2012, subject to adjustment.

On October 1, 2012, the Company issued 100,000 shares of unregistered common stock and paid $250,000 cash to Burnham Hill Partners, LLC ("BHP") in consideration of services rendered under the Consulting Agreement dated as of September 28, 2012 between the Company and BHP. The cash and stock was divided equally between financing costs (which were included in Other Assets in the accompanying consolidated balance sheet as of December 31, 2012) and acquisition costs (recorded in General and Administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012). A total of $259,000 and $857,000 of acquisition related costs were expensed and included in General and Administrative expenses in the accompanying Statement of Operations for the years ended December 31, 2013 and 2012, respectively.

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

The purchase price exceeded the fair value of the net assets acquired by $9,900,000, which was recorded as goodwill. The Company recorded measurement period adjustments during the year ended December 31, 2013 which reduced goodwill by $75,000. Below is a summary of goodwill activity for the year ended December 31, 2013 (in thousands):

Goodwill, December 31, 2012	$9,900
Reduction of SRS Note (see Note 7)	(240)
Working capital adjustments	165
Goodwill, December 31, 2013	$9,825

The accompanying consolidated financial statements do not include any revenues or expenses related to the Affinity business on or prior to October 1, 2012, the closing date of the acquisition. The consolidated statement of operations for the year ended December 31, 2012 includes revenue of $2,244,000 and net income of $119,000 related to Affinity for the period from October 2, 2012 through December 31, 2012. The Company's unaudited pro forma results for the year ended December 31, 2012 are summarized in the following table, assuming the acquisition occurred on January 1, 2012 (in thousands):

-F 10-

Year Ended December 31, 2012
Revenue	$37,096
Net loss	(2,312)

Loss per share:
Basic	$(0.08)
Diluted	$(0.08)

Weighted average number of common shares:
Basic	28,295
Diluted	28,295

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

Note 5 - Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012	Estimated Useful Life
Network equipment and software	$10,151	$11,091	3 to 5 Years
Computer equipment and software	2,514	2,388	3 to 4 Years
Collaboration equipment	497	497	5 Years
Leasehold improvements	525	366	(*)
Office furniture and equipment	769	810	5 to 10 Years
	14,456	15,152
Accumulated depreciation	(11,589)	(10,896)
Property and equipment, net	$2,867	$4,256
(*) – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation expense was $1,602,000 and $1,771,000 for the years ended December 31, 2013 and 2012, respectively.

Note 6 - Intangible Assets

Intangible assets, recorded in connection with the acquisition of Affinity (see Note 4), consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012	Estimated Useful Life
Customer relationships	$5,100	$5,100	5 Years
Affiliate network	1,710	1,710	12 Years
Trademarks	760	760	8 Years
	7,570	7,570
Accumulated amortization	(1,572)	(314)
Intangible assets, net	$5,998	$7,256

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". Intangible assets with finite lives are reviewed for impairment

-F 11-

whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2013, the Company performed an impairment test of intangible assets and determined that no impairment charges were required. Related amortization expense was $1,258,000 and $314,000 for the years ended December 31, 2013 and 2012, respectively. Amortization expense for the next five succeeding years will be as follows (in thousands):

2014	$1,258
2015	1,258
2016	1,258
2017	1,003
Thereafter	1,221

Note 7 - Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Comerica Revolver	$—	$780
Comerica Term Loan	—	2,000
Escalate Term Loan (A)	—	5,920
SRS Note	1,885	2,328
Main Street Term Loan	9,000	—
Main Street Revolver	300	—
	11,185	11,028
Less current maturities	(950)	(1,397)
Long-term debt, net of current portion	$10,235	$9,631

(A) Total proceeds less debt discount as discussed below

On October 17, 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2013, the Company has borrowed $9,000,000 under the Main Street Term Loan and $300,000 on the Main Street Revolver and the Company used the proceeds from this debt issuance to repay the former debt obligations with Comerica Bank (“Comerica”) and Escalate Capital Partners SBIC I, L.P. (“Escalate”) as summarized below.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements.

The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main

-F 12-

Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant. See“Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Annual Report on Form 10-K for a description of Adjusted EBITDA. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable. As of December 31, 2013, the Company was in compliance with all required covenants.

On October 1, 2012, the Company entered into a Loan and Security Agreement (the "Comerica Loan Agreement") with Comerica, providing the Company with a $2,000,000 term loan (the "Comerica Term Loan") and a revolving line of credit (the “Comerica Revolver”). As of December 31, 2013 and 2012, the Company had outstanding borrowings of $0 and $780,000, respectively, under the Comerica Revolver and $0 and $2,000,000, respectively, under the Comerica Term Loan. On October 17, 2013, outstanding borrowings on the Comerica Loans were repaid in full in connection with entry into the Main Street Loan Agreement.

On October 1, 2012, in connection with the Affinity acquisition, the Company entered into a Loan and Security Agreement (the “Escalate Loan Agreement”) with Escalate, which provided the Company with a $6,500,000 term loan (the “Escalate Term Loan”) for a term of 60 months. The Escalate Term Loan had interest at a fixed rate of 12% per annum, with interest-only payable monthly for the first 24 months. The outstanding balance of the Escalate Term Loan was payable in 36 equal monthly installments of principal, plus all accrued interest, beginning on October 31, 2014. In connection with the Escalate Term Loan, the Company agreed to pay Escalate a $300,000 fee (the "$300,000 Escalate Fee") upon the earlier to occur of: (i) the maturity date of October 1, 2017 or (ii) repayment in full of the obligations. In connection with the Escalate Term Loan, the Company issued to Escalate 295,000 shares of common stock (the “Escalate Shares”) at a purchase price of $0.01 per share on October 1, 2012. The shares were valued at $611,000 using the October 1, 2012, stock price of $2.08 less the purchase price; and this value was reflected as a debt discount to the Escalate Term Loan. The debt discount was being amortized over the term of the Escalate Term Loan. The unamortized debt discount as of December 31, 2012 was $580,000. In March 2013, the Company entered into an amendment of the Comerica Loan Agreement which required the consent of Escalate. In consideration of Escalate's consent to this amendment, the Company issued 100,000 shares of its common stock to Escalate. The shares were valued at $147,000 using the March 28, 2013 stock price of $1.47; and this value was reflected as an additional debt discount to the Escalate Term Loan. On October 17, 2013, the Escalate Term Loan and $300,000 Escalate Fee were paid in full in connection with entry into the Main Street Loan Agreement.

Unamortized financing costs related to our debt agreements of $363,000 and $651,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the years ended December 31, 2013 and 2012, there was $976,000 and $122,000 respectively, of amortization of financing costs, and $727,000 and $31,000 respectively, of amortization of debt discount. As a result of the payoff of the Comerica Term Loan, Comerica Revolver and Escalate Term Loan, the Company charged to interest and other expense in the three months ended December 31, 2013: (i) the remaining unamortized portion of the debt financing costs from the Comerica Loans and Escalate Term Loan as of the payoff date, which totaled $710,000 and (ii) the remaining unamortized portion of the debt discount from the Escalate Term Loan, which was $619,000 as of the payoff date.

On October 1, 2012, in connection with the Affinity acquisition, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), in favor of the prior stockholders of Affinity, in original principal amount of $2,330,000, due and payable on December 31, 2014. The principal amount of the SRS Note accrued interest at a rate of 8% per annum, and such interest is payable in arrears in quarterly payments, which commenced on April 1, 2013. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount on each of December 31, 2013, June 30, 2014 and December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of December 31, 2013, the Company has not made any principal payments on the SRS Note. During the year ended December 31, 2013, the principal amount of the SRS Note was reduced by $240,000 in accordance with the terms of the SRS Note in connection with severance obligations the Company incurred related to the acquisition of Affinity resulting in an equal and offsetting reduction in goodwill. Approximately $134,000 of these severance

-F 13-

obligations remain payable and are recorded in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2013.

In February 2014, the Company amended and restated the SRS Note. The amended note, which was effective as of December 31, 2013 (i) reduced the principal amount of the SRS Note by $203,000 to $1,885,000, (ii) increased the interest rate from 8% to 10% per annum and (iii) extended the maturity date from December 31, 2014 to January 4, 2016. The Company concluded that this amendment was a debt modification and not an extinguishment in accordance with ASC Topic 470-50 “Debt - Modifications and Extinguishments”. The Company recorded the $203,000 reduction of the SRS Note as follows: i) a $40,000 decrease to general and administrative expenses relating to reimbursement of certain expenses, ii) a $60,000 increase in accrued expenses and iii) a $103,000increase to other income (see Note 17).

As of December 31, 2013, the current portion of long-term debt recorded on the Company's balance sheet was $950,000, which reflects the sum of the following principal payments the Company expects to pay in 2014: $450,000 on the Main Street Term Loan, $300,000 on the Main Street Revolver and $200,000 on the SRS Note. As discussed above, principal payments in 2014 on the Main Street Term Loan and SRS Note are based on a percentage of Excess Cash Flow and achievement of certain Adjusted EBITDA levels, respectively. The principal payments related to these debt agreements are estimates and actual results may vary. Future maturities of long-term debt, assuming principal payments on the Main Street Term Loan and SRS Note for 2015 through 2018 approximate amounts estimated for 2014, are as follows (in thousands):

2014	$950
2015	1,050
2016	1,535
2017	450
2018	7,200
$11,185

Note 8 - Capital Lease Obligations

In 2013, the Company entered into a non-cancelable lease agreement for $38,000 with an interest rate of 8.8%. In 2012, the Company entered into three non-cancelable lease agreements for $90,000, $30,000 and $48,000 with interest rates of 9%, 3% and 0%, respectively. These leases are accounted for as capital leases. Depreciation expense on the equipment under the capital leases for the years ended December 31, 2013 and 2012 was $158,000 and $131,000, respectively. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Total	Interest	Principal
2014	225	8	217
2015	43	1	42
2016	1	—	1
	$269	$9	$260

As of December 31, 2013, the current portion of the capital lease obligation is $217,000 and the long-term portion is $43,000.

Note 9 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2013 and 2012 (in thousands):

-F 14-

	December 31,
	2013	2012
Inventory	$—	$37
Income tax receivable	26	83
Prepaid maintenance contracts	98	170
Deferred installation costs	58	49
Prepaid insurance	94	65
Other prepaid expenses	128	130
Retention bonuses in escrow	—	363
Prepaid expenses and other current assets	$404	$897

Note 10 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Our accrual as of December 31, 2013 includes estimates for taxes due where we plan to proactively contact various taxing authorities and voluntarily disclose potential sales and use tax liabilities. Accrued sales taxes and regulatory fees as of December 31, 2013 and 2012 are $590,000 and $398,000, respectively.

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accrued compensation	$755	$508
Accrued severance costs	306	607
Accrued communication costs	328	244
Accrued professional fees	138	208
Other accrued expenses	390	105
Deferred revenue	197	155
Customer deposits	163	205
Accrued expenses and other liabilities	$2,277	$2,032

Note 12 - Stock Options

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

The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the years ended December 31, 2013 and 2012:

-F 15-

	Year Ended December 31,
	2013	2012
Risk free interest rate	0.8%	0.9%
Expected option lives	5 years	5 years
Expected volatility	103.2%	111.0%
Estimated forfeiture rate	10%	10%
Expected dividend yields	—	—
Weighted average grant date fair value of options	$1.39	$2.30

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

Glowpoint 2007 Stock Incentive Plan

Pursuant to the Glowpoint 2007 Stock Incentive Plan (as amended, the "2007 Plan"), 3,010,000 shares of common stock have been reserved for issuance thereunder. The 2007 Plan permits the grant of ISOs to employees and non-qualified stock options ("NQSOs") to employees, directors and consultants. As of December 31, 2013, options to purchase a total of 1,592,000 shares of common stock were outstanding and 409,000 shares of common stock remained available for future issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

Pursuant to the Glowpoint 2000 Stock Incentive Plan (as amended, the "2000 Plan"), that was terminated in June 2010, 1,100,000 shares of common stock has been reserved for issuance thereunder. The 2000 Plan provided for the grant of ISOs to employees and NQSOs to employees, directors and consultants. As of December 31, 2013, options to purchase a total of 201,000 shares of common stock were outstanding under the 2000 Plan.

Other Option Information

A summary of options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2013 and 2012 (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	750	$2.90	570	$3.12
Granted	1,310	3.20
Exercised	(6)	1.62
Expired	(11)	7.61
Forfeited	(186)	3.00
Options outstanding, December 31, 2012	1,857	$3.07	605	$2.93
Granted	1,075	1.84
Exercised	(70)	1.61
Expired	(14)	13.56
Forfeited	(1,056)	3.16
Options outstanding, December 31, 2013	1,792	$2.21	410	$2.71

-F 16-

Additional information as of December 31, 2013 is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.80	289	7.55	$1.28	89	$1.44
$1.84 – $2.05	971	8.66	1.97	95	1.89
$2.12 – $2.88	199	6.56	2.36	103	2.42
$3.02 – $3.47	260	8.20	3.07	50	3.02
$3.80 – $8.60	73	0.84	5.48	73	5.48
	1,792	7.86	$2.21	410	$2.71

A summary of unvested options as of, and changes during the years ended December 31, 2013 and 2012, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, January 1, 2012	180	$1.72
Granted	1,310	2.30
Vested	(77)	1.27
Forfeited	(161)	2.33
Unvested options outstanding, December 31, 2012	1,252	$2.27
Granted	1,075	1.39
Vested	(85)	1.43
Forfeited	(860)	2.25
Unvested options outstanding, December 31, 2013	1,382	$1.57

Stock option compensation expense relating to stock option awards is allocated as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenue	$—	$—
Research and development	—	1
Sales and marketing	—	2
General and administrative	646	206
	$646	$209

The intrinsic value of vested options at December 31, 2013 and 2012 was $6,000 and $107,000, respectively.  The intrinsic value of unvested options at December 31, 2013 and 2012 was $48,000 and $0, respectively.

The remaining unrecognized stock-based compensation expense for options at December 31, 2013 was $1,501,000, of which $203,000, representing 90,000 options, will only be expensed upon a “change in control” and the remaining $1,298,000 will be amortized over a weighted average period of approximately 1.2 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2013 was diminimus. There was no tax benefit recognized for stock-based compensation for the year ended December 31, 2012. No compensation costs were capitalized as part of the cost of an asset.

-F 17-

Note 13 - Restricted Stock

The Company periodically issues restricted stock to employees, directors, and third parties which, when vested, entitles the holder to receive one share of the Company’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and the related award agreements.

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2013 and 2012, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, January 1, 2012	836	$2.15
Granted	833	2.65
Vested	(100)	2.11
Forfeited	(275)	2.36
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43
Granted	388	1.28
Vested	(367)	1.43
Forfeited	(850)	2.56
Unvested restricted shares outstanding, December 31, 2013	465	$2.03

Stock compensation expense relating to restricted stock awards are allocated as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenue	$40	$17
Research and development	8	21
Sales and marketing	56	61
General and administrative	453	370
	$557	$469

Stock compensation expense for the year ended December 31, 2013 includes $165,000 related to bonuses earned in 2013 that will be settled with restricted stock in 2014; the value of which is recorded in accrued expenses as of December 31, 2013. The remaining unrecognized stock-based compensation expense for restricted stock at December 31, 2013 was $700,000, of which $113,000, representing 45,000 shares, will only be expensed upon a “change in control” and the remaining $586,000 will be amortized over a weighted average period of 5.3 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2013 was diminimus. There was no tax benefit recognized for stock-based compensation for the year ended December 31, 2012. No compensation costs were capitalized as part of the cost of an asset.

Note 14 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2013, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series B-1 Preferred Stock has a stated value of $100,000 per share (the “Series B-1 Stated Value”), and a liquidation preference equal to the Series B-1 Stated Value plus all accrued and unpaid dividends (the “Series B-1 Liquidation Preference”). The Series B-1 Preferred Stock is not convertible into common stock. The Series B-1

-F 18-

Preferred Stock is senior to all other classes of equity and, commencing on January 1, 2013, was entitled to cumulative dividends from January 1, 2013, at a rate of 4% per annum, payable quarterly, based on the Series B-1 Stated Value. Commencing January 1, 2014, the cumulative dividend rate increases to 6% per annum, payable quarterly, based on the Series B-1 Stated Value. The Company may, at its option at any time, redeem all or a portion of the outstanding shares of Series B-1 Preferred Stock by paying the Series B-1 Liquidation Preference.

During 2013, the Company exchanged all 100 issued and outstanding shares of Series B-1 Preferred Stock pursuant to exchange agreements between the Company and the holders of this preferred stock (the “Exchange Agreements”) for 6,667,286 shares of the Company’s common stock. The liquidation preference for the Preferred Shares was approximately $10,247,000, representing an effective conversion price for the Company's common stock issued pursuant to the Exchange Agreements of $1.54 per share. In connection with the Exchange Agreements, the holders of the Preferred Shares waived their claim to accrued dividends on the Preferred Shares in the approximate amount of $247,000. The Company recorded the reversal of these accrued dividends as a reduction to Preferred Stock Dividends on the accompanying consolidated statement of operations. The Company incurred approximately $289,000 of costs in connection with the Exchange Agreements, which were recorded as a reduction to additional paid-in capital. The Company also issued 100,000 of shares of Common Stock to a broker in October 2013, recorded in stockholders' equity as a cost of the preferred stock exchange equal to a value of $135,000. This value was based on the October 15, 2013 stock price of $1.35 (see Note 22 for further discussion). The Exchange Agreements were recorded through stockholders' equity.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $3.00. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2013, the Company has recorded $20,000 in accrued dividends on the accompanying balance sheet related to the Series A-2 Preferred Stock.

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

Note 15 - Warrants

During the year ended December 31, 2013, 33,000 warrants, with an exercise price of $1.60 per share, expired. There are no outstanding warrants as of December 31, 2013.

Note 16 - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

For the years ended December 31, 2012, diluted earnings per share included 109,000 shares of common stock associated with outstanding options and warrants, 133,000 shares, issuable upon conversion of our convertible preferred stock calculated using the treasury stock method, and 1,294,000 shares, of unvested restricted stock.

-F 19-

For the year ended December 31, 2013, diluted loss per share is the same as basic loss per share as the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted loss per share because inclusion of such shares would have decreased our net loss per share (been anti-dilutive). Such potentially dilutive shares of common stock consist of the following (in thousands):

Year Ended December 31, 2013
Common stock options	35,000
Unvested restricted stock	133,000

Note 17 - Interest Expense and Other, Net

The components of interest expense and other, net for the years ended December 31, 2013 and 2012 are presented below (in thousands):

	December 31,
	2013	2012
Interest expense for debt	$1,179	$399
Interest expense for capital lease	21	27
Forgiveness of debt	(103)	—
Interest income	(1)	(5)
Interest expense and other, net	$1,096	$421

Note 18 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2018. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2013 and 2012 were $765,000 and $547,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2014	370
2015	349
2016	359
2017	305
2018	223
$1,606

Commercial Commitments

We have entered into a number of agreements with telecommunications companies to purchase communications services. Some of the agreements require a minimum amount of services to be purchased over the life of the agreement, or during a specified period of time.

Glowpoint believes that it will meet its commercial commitments. Historically, in certain instances where Glowpoint did not meet the minimum commitments, no penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreements are similar to those offered by other carriers.

-F 20-

Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Letter of Credit

As of December 31, 2013, the Company had outstanding irrevocable standby letters of credit with Comerica Bank for $57,000 and $185,000 to serve as our security deposits for our leases of office space in New Jersey and Colorado, respectively. The letter of credit for $57,000 related to our New Jersey location expired on January 31, 2014.

Note 19 – Major Customers

Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the year ended December 31, 2013, a total of approximately 21% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 28% of total accounts receivable as of December 31, 2013. One additional customer accounted for 10% of our outstanding accounts receivable at December 31, 2013. For the year ended December 31, 2012, approximately 25% of revenues were derived from two major wholesale partners. The loss of any one of these partners would have a material adverse effect on the Company’s operations.

Note 20 - Income Taxes

For 2012, an income tax benefit of $2,221,000 was recorded as a result of the change of the Company's valuation allowance related to deferred tax liabilities that arose in the acquisition of Affinity. This income tax benefit had no impact on cash flows from operations for the year ended December 31, 2012. For 2013, an income tax benefit of $30,000 was recorded related to an income tax refund. Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2013 and 2012 as shown in the following table (in thousands):

	December 31,
	2013	2012
U.S. federal income taxes at the statutory rate	$(1,372)	$(378)
State taxes, net of federal effects	(297)	(57)
Nondeductible expenses	14	23
State tax credits, net	—	(171)
Acquisition costs	37	224
Stock-based compensation	294	18
Debt cancellation	(35)	—
Expired net operating loss carry-forwards	1,635	—
Other	14	(46)
Change in valuation allowance	(320)	(1,834)
Income tax benefit	$(30)	$(2,221)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 is presented below (in thousands):

-F 21-

	December 31,
	2013	2012
Deferred tax assets:
Tax benefit of operating loss carry forward	$15,490	$16,304
Reserves and allowances	232	67
Accrued expenses	263	355
Charitable contributions	196	—
Goodwill	192	262
Equity based compensation	650	734
Fixed assets	306	230
Texas margin tax temporary credit	260	260
Total deferred tax assets	17,589	18,212
Valuation allowance	(15,568)	(15,888)
Net deferred tax assets	$2,021	$2,324

Deferred tax liabilities:
Intangible amortization	$2,021	$2,324
Total deferred tax liabilities	$2,021	$2,324

Net deferred tax assets	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results.

We and our subsidiaries file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $1.9 million of tax benefit associated with the NOL carryforwards. At December 31, 2013 we had accumulated NOL carryforwards of $37,165,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2033. If it is determined that there is a subsequent ownership change in the future, the utilization of the Company’s NOL carryforwards may be further limited. This would result in a reduction in equal amounts to the deferred tax assets and the related valuation reserves.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ACS Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2013 and 2012.

The federal and state tax returns for the years ending December 31, 2012, 2011, 2010 and 2009 are currently open and the tax return for the year ended December 31, 2013 will be filed by September 2014.

Note 21 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Employer contributions to the 401(k) plan for the years ended December 31, 2013 and 2012 were $95,000 and $0, respectively.

-F 22-

Note 22 - Related Party Transactions

The Company provides video collaboration services (the “Video Services”) to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors for the Company, is an officer of ABM. Video Services revenue from ABM for the years ended December 31, 2013 and 2012 were $136,000 and $210,000, respectively. As of December 31, 2013, the accounts receivable attributable to ABM was $2,000.

The Company receives general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca, who serves on the Board of Directors for the Company. The Consulting Agreement is a month-to-month engagement pursuant to which the Company pays Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services, under the Consulting Agreement. Related party consulting fees pursuant to this agreement for the years ended December 31, 2013 and 2012 were $150,000 and $150,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company's consolidated statements of operations. As of December 31, 2013, the accounts payable to Mr. DeLuca was $25,000.

The Company received financial advisory services from Burnham Hill Partners, LLC ("BHP") under certain engagement agreements. In October 2013, the Company terminated all such engagement agreements with BHP. Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. In October 2012, the Company issued 100,000 shares of unregistered common stock and paid $250,000 in cash to BHP in consideration of services rendered. The cash and stock was divided equally between financing costs (which were included in Other Assets in the accompanying consolidated balance sheet as of December 31, 2012) and acquisition costs (recorded in General and Administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012). In connection with the termination of the agreements with BHP referenced above and to settle amounts due to BHP for financial advisory services, the Company agreed to pay BHP $100,000 and issue 100,000 of shares of Common Stock to BHP. The $100,000 fee and value of stock were included as a cost of the Series B-1 Preferred Stock Exchange (see Note 14). The shares were valued at $135,000 using the October 15, 2013 stock price of $1.35. Other financial advisory fees paid to BHP for the years ended December 31, 2013 and 2012, recorded in General and Administrative expenses on the Company's consolidated statements of operations were $96,000 and $143,000, respectively. As of December 31, 2013, there was no accounts payable to BHP.

Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst is entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. For the years ended December 31, 2013 and 2012, she earned $21,000 and $15,000, respectively; and such commissions have been recorded in Sales and Marketing expenses on the Company's consolidated statements of operations. As of December 31, 2013, there was $3,000 accrued for payment to Ms. Holst. The Company terminated the Sales Partner Agreement with Ms. Holst effective December 31, 2013.

In August 2013, GP Investment Holdings, LLC (“GPI”) purchased 8,942,805 shares of the Company’s common stock and 95 shares of the Company’s Series B-1 Preferred Stock from Vicis Capital Master Fund in a private transaction. Following this transaction, the Company then issued 6,333,333 shares of the Company’s common stock to GPI in exchange for the conversion of 95 shares of the Company’s Series B-1 preferred stock that GPI purchased (see Note 13). As of December 31, 2013, GPI owns 15,276,138 shares, or 43%, of the Company’s common stock. GPI is an investment vehicle affiliated with Main Street Capital Corporation, our debt lender (see Note 7) and the Pessin family.
Pursuant to a registration rights agreement between us and GPI, we filed a registration statement covering 6,333,333 shares of common stock with the SEC on November 6, 2013, which was declared effective on November 14, 2013.

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company.

-F 23-