Form 10-Q
period 2014-03-31
GLOWPOINT, INC.
filed 2014-05-07
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

1776 Lincoln Street, Suite 1300, Denver, CO, 80203
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2014 was 35,493,000.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,186	$2,294
Accounts receivable, net	3,621	4,077
Prepaid expenses and other current assets	410	404
Total current assets	6,217	6,775
Property and equipment, net	2,826	2,867
Goodwill	9,825	9,825
Intangibles, net	5,684	5,998
Other assets	392	421
Total assets	$24,944	$25,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$901	$950
Current portion of capital lease obligations	170	217
Accounts payable	1,707	1,885
Accrued expenses and other liabilities	2,182	2,277
Accrued dividends	25	20
Accrued sales taxes and regulatory fees	506	590
Total current liabilities	5,491	5,939
Long term liabilities:
Capital lease obligations, net of current portion	25	43
Long term debt, net of current portion	10,235	10,235
Total long term liabilities	10,260	10,278
Total liabilities	15,751	16,217
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 53 shares issued and outstanding and liquidation preference of $396 at March 31, 2014 and December 31, 2013	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 35,561,000 shares issued and 35,579,000 shares outstanding at March 31, 2014 and 35,306,000 shares issued and outstanding at December 31, 2013	4	4
Treasury stock, 18,000 and 0 shares at March 31, 2014 and December 31, 2013, respectively	(30)	—
Additional paid-in capital	177,745	177,357
Accumulated deficit	(168,693)	(167,859)
Total stockholders’ equity	9,193	9,669
Total liabilities and stockholders’ equity	$24,944	$25,886

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$7,981	$8,504
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	4,870	4,957
Research and development	166	235
Sales and marketing	825	1,069
General and administrative	1,910	3,087
Depreciation and amortization	688	758
Total operating expenses	8,459	10,106
Loss from operations	(478)	(1,602)
Interest and other expense:
Interest expense and other, net	334	292
Amortization of deferred financing costs	22	61
Amortization of debt discount	—	30
Total interest and other expense, net	356	383
Loss before income taxes	(834)	(1,985)
Income tax expense (benefit)	—	—
Net loss	(834)	(1,985)
Preferred stock dividends	5	105
Net loss attributable to common stockholders	$(839)	$(2,090)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.08)

Weighted average number of common shares:
Basic and diluted	34,858	27,703

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	53	$167	35,306	$4	—	$—	$177,357	$(167,859)	$9,669
Net loss	—	—	—	—	—	—	—	(834)	(834)
Stock-based compensation	—	—	—	—	—	—	194	—	194
Issuance of restricted stock to settle accrued 2013 bonuses	—	—	123	—	—	—	204	—	204
Issuance of restricted stock, net of forfeitures	—	—	132	—	—	—	—	—	—
Cost of preferred stock exchange	—	—	—	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	(5)	—	(5)
Repurchase of common stock	—	—	—	—	(18)	(30)	—	—	(30)
Balance at March 31, 2014	53	$167	35,561	$4	(18)	$(30)	$177,745	$(168,693)	$9,193

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(834)	$(1,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	688	758
Bad debt (recovery) expense	(107)	26
Amortization of deferred financing costs	22	61
Amortization of debt discount	—	30
Loss on impairment/disposal of equipment	101	435
Stock-based compensation	233	608
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	564	388
Prepaid expenses and other current assets	(6)	93
Other assets	8	10
Accounts payable	(179)	(293)
Accrued expenses and other liabilities	44	133
Net cash provided by operating activities	534	264
Cash flows from investing activities:
Purchases of property and equipment	(434)	(124)
Net cash used in investing activities	(434)	(124)
Cash flows from financing activities:
Costs of preferred stock exchange	(5)	—
Principal payments for capital lease obligations	(65)	(59)
Principal payments under borrowing arrangements	(49)	—
Payment of debt issuance costs	(59)	(133)
Purchase of treasury stock	(30)	—
Net cash used in financing activities	(208)	(192)
Decrease in cash and cash equivalents	(108)	(52)
Cash at beginning of period	2,294	2,218
Cash at end of period	$2,186	$2,166

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$328	$292

Non-cash investing and financing activities:
Preferred stock dividends	$5	$105
Reduction of debt in connection with severance obligations related to acquisition of Affinity	$—	$240
Issuance of restricted stock to settle accrued 2013 bonuses	$165	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 - Basis of Presentation and Liquidity

The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network services. Our services enable our customers to use videoconferencing as an efficient and effective method of communication for their business meetings. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Liquidity

As of March 31, 2014, we had $2,186,000 of cash and working capital of $726,000. Our cash balance as of March 31, 2014 includes restricted cash of $185,000 (as discussed in Note 3). For the three months ended March 31, 2014, we generated a net loss of $834,000 and net cash provided by operating activities of $534,000. We generated cash flow from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of March 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $251,000 on the Main Street Revolver.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. As of March 31, 2014, we have availability of $1,749,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current economic conditions will not negatively impact us. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013, the statement of stockholders' equity for the three months ended March 31, 2014 and the statement of cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2013 was derived from audited financial statements as of December 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission (the "SEC") with our Form 10-K on March 6, 2014 (the "Audited 2013 Financial Statements").

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, Affinity VideoNet, Inc. ("Affinity") and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes, the valuation of goodwill, the valuation of intangible assets and their estimated lives, and the estimated lives and recoverability of property and equipment.

See "Summary of Significant Accounting Policies" in the Company's Audited 2013 Financial Statements for a discussion on the estimates and judgments necessary in the Company's accounting for financial instruments, concentration of credit risk, goodwill, intangible assets, property and equipment, income taxes, stock-based compensation, and accrued sales taxes and regulatory fees.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements, that are of material significance, or have potential material significance to the Company.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $115,000 and $221,000 at March 31, 2014 and December 31, 2013, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three months ended March 31, 2014, we included taxes of $326,000 in revenue, and we included taxes of

$310,000 in cost of revenue. For the three months ended March 31, 2013, we included taxes of $328,000 in revenue, and we included taxes of $312,000 in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2014, the Company recorded an impairment loss of $101,000 relating to idle property and equipment, primarily consisting of furniture and leasehold improvements, located in our Pennsylvania office. As discussed in Note 11, during the three months ended March 31, 2014, the Company vacated our Pennsylvania office and we are currently marketing such space for sublease. In the three months ended March 31, 2013, there was an impairment loss of $435,000 recorded for network equipment no longer being utilized in the Company's business.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment is conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2014 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2014, we capitalized internal use software costs of $428,000 and we amortized $163,000 of these costs. For the three months ended March 31, 2013, we capitalized internal use software costs of $52,000 and we amortized $138,000 of these costs. During the three months ended March 31, 2014 and 2013, no impairment losses were recorded.

Note 3 - Restricted Cash

As of March 31, 2014, our cash balance of $2,186,000 included restricted cash of $185,000. The $185,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 11) is secured by an equal amount of cash pledged as collateral and such cash is restricted by Comerica Bank. As of December 31, 2013, our cash balance of $2,294,000 included restricted cash of $242,000.

Note 4 - Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation	$404	$755
Accrued severance costs	136	306
Accrued communication costs	420	328
Accrued professional fees	140	138
Accrued lease termination	203	—
Other accrued expenses	306	390
Deferred revenue	137	197
Customer deposits	436	163
Accrued expenses and other liabilities	$2,182	$2,277

Note 5 - Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
SRS Note	$1,885	$1,885
Main Street Term Loan	9,000	9,000
Main Street Revolver	251	300
	11,136	11,185
Less current maturities	(901)	(950)
Long-term debt, net of current portion	$10,235	$10,235

On October 17, 2013, the Company entered into the Main Street Loan Agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. As of March 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $251,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2014, the Company made a quarterly principal payment of $49,000 on the Main Street Revolver.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant. See“Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 of this Quarterly Report on Form 10-Q for a description of Adjusted EBITDA. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable. As of March 31, 2014, the Company was in compliance with all required covenants.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), on behalf of the prior stockholders of Affinity. As of December 31, 2013 and March 31, 2014, the principal balance on the SRS Note was $1,885,000. The interest rate on the SRS Note is 10.0% per annum and interest is payable quarterly in arrears. The final maturity date of the SRS Note is January 4, 2016 and the Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required make additional payments on the principal amount on each of June 30, 2014 and December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of March 31, 2014, the Company has not made any principal payments on the SRS Note.

As of March 31, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $901,000, which reflects the sum of the following principal payments the Company expects to pay in the twelve months ending March 31, 2015: $450,000 on the Main Street Term Loan, $251,000 on the Main Street Revolver and $200,000 on the SRS Note. As discussed above, principal payments on the Main Street Term Loan and SRS Note are based on a percentage of Excess Cash Flow and achievement of certain Adjusted EBITDA levels, respectively. The principal payments related to these debt agreements are estimates and actual payments may vary.

Unamortized financing costs related to our debt agreements of $341,000 and $363,000 are included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended March 31, 2014 and 2013, there was $22,000 and $61,000 respectively, of amortization of financing costs, and $0 and $30,000 respectively, of amortization of debt discount.

Note 6 - Capital Lease Obligations

During the three months ended March 31, 2014, the Company did not enter into any non-cancelable capital lease agreements. Depreciation expense on the equipment under the capital lease obligations for the three months ended March 31, 2014 and 2013 was $40,000 and $40,000, respectively. Future minimum commitments under all non-cancelable capital leases as of March 31, 2014, are as follows (in thousands):

Year Ended December 31,	Total	Interest	Principal
Remaining 2014	157	5	152
2015	43	1	42
2016	1	—	1
	$201	$6	$195

The current portion of the Company's capital lease obligations is $170,000 and the long-term portion is $25,000 at March 31, 2014.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2014, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $3.00. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of Common Stock. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2014, the Company has recorded approximately $25,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the Series A-2 Preferred Stock.

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

Note 8 - Stock Options

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2014, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	1,792	$2.21	410	$2.71
Forfeited and canceled	(127)	2.96
Options outstanding, March 31, 2014	1,665	$2.15	673	$2.41

For the three months ended March 31, 2014, there were no options granted or exercised and none expired. The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the three months ended March 31, 2013:

Risk free interest rate	0.8%
Expected option lives	5 years
Expected volatility	104.0%
Estimated forfeiture rate	10%
Expected dividend yields	—
Weighted average grant date fair value of options	$1.49

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

Stock option compensation expense is allocated as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative	$141	$210

The remaining unrecognized stock-based compensation expense for options as of March 31, 2014 was $1,219,000, of which $61,000, representing 30,000 options, will only be expensed upon a “change in control” as defined in our stock incentive plan, and the remaining $1,157,000 will be amortized over a weighted average period of approximately 1.3 years.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2014 or 2013. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 9 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2014, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2013	465	$2.03
Granted	413	1.52
Vested	(36)	1.77
Forfeited	(158)	2.37
Unvested restricted shares outstanding, March 31, 2014	684	$1.65

The number of restricted shares vested during the three months ended March 31, 2014 includes 18,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $30,000 of minimum statutory tax withholding requirements. Such shares are held in the Company's treasury stock as of March 31, 2014.

Restricted stock compensation expense is allocated as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$16	$5
Research and development	3	3
Sales and marketing	2	15
General and administrative	71	375
	$92	$398

During the three months ended March 31, 2014, additional paid in capital was increased by $204,000 relating to the issuance of restricted stock for settlement of bonuses, of which $165,000 was recorded in accrued expenses as of December 31, 2013. Stock based compensation expense related to these accrued bonuses was recorded during the year ended December 31, 2013.

The remaining unrecognized stock-based compensation expense for restricted stock as of March 31, 2014 was $811,000, of which $113,000, representing 45,000 shares, will only be expensed upon a “change in control” and the remaining $698,000 will be amortized over a weighted average period of 3.9 years.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2014 or 2013. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 10 - Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from the conversion or exercise into Common Stock of securities such as stock options and warrants.

For the three months ended March 31, 2014 and 2013, diluted net loss per share is the same as basic net loss per share due to the Company's net loss and the potential shares of Common Stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss, would be anti-dilutive. Such potentially dilutive shares of Common Stock consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Common Stock options	1,665	1,996
Unvested restricted stock	684	891
Warrants	—	33

Note 11 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2018. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2014 and 2013 were $165,000 and $191,000, respectively.

During the three months ended March 31, 2014, the Company vacated its Pennsylvania office space in an effort to lower future rent expense. The Company currently leases this office space through August 30, 2017 and is marketing this office space for sublease. During the three months ended March 31, 2014, the Company recorded an impairment charge of $225,000, representing the estimated net present value of the Company’s contractual obligation over the remaining lease term, adjusted for estimated sublease payments and other associated costs. This impairment charge is recorded in General and Administrative expenses on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014. As of March 31, 2014, the Company has $203,000 recorded in accrued expenses relating to this impairment charge.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,
Remaining 2014	$434
2015	349
2016	358
2017	317
2018	223
$1,681

The future minimum lease commitments above do not include amounts for our California location, which the Company began to lease on a month to month basis starting in April 2014. The Company entered into short term leases totaling $115,000 for the New Jersey location in April 2014, which extended the term through August 31, 2014. The future minimum lease commitments include the $115,000 in 2014 for our New Jersey location. The future minimum lease commitments do not include any future lease commitments for the New Jersey location beyond August 31, 2014. We plan to lease office space in different locations in both California and New Jersey.

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

Letters of Credit

As of March 31, 2014, the Company had an outstanding irrevocable standby letter of credit with Comerica Bank for $185,000 to serve as our security deposit for our lease of office space in Colorado.

Note 12 – Major Customers

Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the three months ended March 31, 2014, approximately 20% of revenues were derived from two major wholesale partners and the accounts receivable from these major partners represented approximately 30% of total accounts receivable as of March 31, 2014. For the three months ended March 31, 2013, approximately 22% of revenues were derived from two major wholesale partners. The loss of any one of these partners would have a material adverse affect on the Company’s financial results and operations.

Note 13 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors of the Company, is an officer of ABM. Revenue from ABM for the three months ended March 31, 2014 and 2013 was $33,000 and $37,000, respectively. As of March 31, 2014, the accounts receivable attributable to ABM was $11,000.

The Company received general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca (the “Consulting Agreement”), who until April 4, 2014 served as a member of our Board of Directors. The Consulting Agreement was a month-to-month engagement pursuant to which the Company paid Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services. Related party consulting fees pursuant to this agreement for the three months ended March 31, 2014 and 2013 were $37,500 and $37,500, respectively; and such fees have been recorded in General and Administrative expenses on the Company's condensed consolidated statements of operations. As of March 31, 2014, the accounts payable to Mr. DeLuca were $49,000 of which $11,250 related to Board of Director fees. The Consulting Agreement was terminated on April 4, 2014 in connection with Mr. DeLuca’s resignation as a director of the Company.

During 2013, the Company received financial advisory services from Burnham Hill Partners, LLC ("BHP") under certain engagement agreements. Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. In October 2013, the Company terminated all such engagement agreements with BHP. Financial advisory fees for BHP for the three months ended March 31, 2014 and 2013 were $0 and $36,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company's condensed consolidated statements of operations. As of March 31, 2014, there were no remaining payment obligations to BHP.

Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst was entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. The Company terminated the Sales Partner Agreement with Ms. Holst effective December 31, 2013. For the three months ended March 31, 2014 and 2013, she earned the sum of $0 and $6,000, respectively; and such fees have been recorded in Sales and Marketing expenses on the Company's condensed consolidated statements of operations. As of March 31, 2014, there were no remaining payment obligations to Ms. Holst.

As of March 31, 2014, GP Investment Holdings, LLC (“GPI”) owns 15,276,138 shares, or 43%, of the Company’s Common Stock. GPI is an investment vehicle affiliated with Main Street Capital Corporation, our debt lender, along with individual investors (see Note 5).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q (the “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “SEC”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” "may" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2013 as filed with the SEC with our Annual Report on Form 10-K filed on March 6, 2014. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; estimated 2014 principal payments on our debt arrangements; estimated total revenue for 2014; our ability to service debt obligations and fund operations; our ability to raise capital in private placements or otherwise; our beliefs about inflation; and our plans to see acquisition opportunities that complement and expand Glowpoint's current business.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network services. Our services enable our customers to use videoconferencing as an efficient and effective method of communication for their business meetings. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. We plan to seek acquisition opportunities in the future that complement and expand our current business.

The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2014. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013, as filed with the SEC with our Annual Report on Form 10-K filed on March 6, 2014.

Results of Operations

Three Months Ended March 31, 2014 (the “2014 Period”) compared to Three Months Ended March 31, 2013 (the "2013 Period")

Revenue. Total revenue decreased $523,000 to $7,981,000 in the 2014 Period from $8,504,000 in the 2013 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue
Video collaboration services	$4,625	$5,136
Network services	3,028	3,068
Professional and other services	328	300
Total revenue	$7,981	$8,504

•
Revenue for video collaboration services, decreased $511,000 to $4,625,000 in the 2014 Period, from $5,136,000 in the 2013 Period. This decrease is mainly attributable to lower revenue for manged videoconferencing services and videoconference suites.

•	Revenue for network services decreased $40,000 to $3,028,000 in the 2014 Period from $3,068,000 in the 2013 Period.

•	Revenue for professional and other services increased $28,000 to $328,000 in the 2014 Period from $300,000 in the 2013 Period.

We currently expect total revenue for the year ending December 31, 2014 to be approximately level with 2013.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased $87,000 to $4,870,000 in the 2014 Period from $4,957,000 in the 2013 Period. Cost of revenue, as a percentage of total revenue, was 61% and 58% for the 2014 Period and 2013 Period, respectively. The increase in our cost of revenue as a percentage of revenue is primarily the result of higher personnel costs.

Research and development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development decreased $69,000 to $166,000 in the 2014 Period from $235,000 in the 2013 Period. This decrease is primarily attributable to lower personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased $244,000 to $825,000 in the 2014 Period from $1,069,000 in the 2013 Period. This decrease is primarily attributable to lower personnel costs.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses decreased by $1,177,000 to $1,910,000 in the 2014 Period from $3,087,000 in the 2013 Period. This decrease is mainly attributable to the following: (i) a decrease in stock-based compensation expense of $375,000, (ii) a decrease in asset impairment charges of $334,000, (iii) a decrease in severance charges of $279,000, as the 2013 Period included severance charges related to the separation of our former Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees, (iv) a decrease in acquisition costs related to the Affinity acquisition of $239,000, partially offset by a lease impairment charge of $225,000 in the 2014 Period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $70,000 to $688,000 in the 2014 Period from $758,000 in the 2013 Period. This decrease is primarily attributable to (i) a decrease of $52,000 related to 2013 disposals of property and equipment and (ii) a decrease of $17,000 for network equipment software becoming fully depreciated as of December 31, 2013.

Loss from Operations. The Company generated a loss from operations of $478,000 in the 2014 Period which represented a decrease of $1,124,000 from the loss from operations of $1,602,000 in the 2013 Period. This decrease in our loss from operations is primarily attributable to decreases in operating expenses partially offset by a decrease in revenue, as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in the 2014 Period was $356,000, which was comprised of interest charges on our outstanding debt of $334,000 and amortization of deferred financing costs of $22,000. Interest and other expense in the 2013 Period was $383,000, which principally reflected $292,000 of interest charges on our outstanding debt and $61,000 of amortization of deferred financing costs.

Income Taxes. There was no provision for income taxes recorded in the 2014 and 2013 Period.

Net Loss. Net loss for the 2014 Period was $834,000, a decrease of $1,151,000 from net loss of $1,985,000 in the 2013 Period. The decrease in our net loss for the 2014 Period is primarily attributable to the net decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

Preferred Stock Dividends. Preferred stock dividends decreased $100,000 to $5,000 in the 2014 Period from $105,000 in the 2013 Period. This decrease is attributable to the 2013 Period including $100,000 of dividends on the Series B-1 Preferred

Stock. All issued and outstanding shares of Series B-1 Preferred Stock were exchanged into Common Stock during the second half of 2013 and therefore there were no corresponding preferred stock dividends in the 2014 Period.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the 2014 Period was $839,000, a decrease of $1,251,000 from the net loss attributable to common stockholders of $2,090,000 in the 2013 Period. This decrease in our net loss attributable to common stockholders is primarily attributable to the decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, interest and other expense, net, taxes, severance, acquisition costs, stock-based compensation and impairment charges. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net loss is shown below:

	Three Months Ended March 31,
	2014	2013
Net loss	$(834)	$(1,985)
Depreciation and amortization	688	758
Interest and other expense, net	356	383
EBITDA	210	(844)
Stock-based compensation	233	608
Severance	120	399
Operating lease impairment	225	—
Acquisition costs	—	239
Asset impairment/disposal of equipment	101	435
Adjusted EBITDA	$889	$837

Liquidity and Capital Resources

As of March 31, 2014, we had $2,186,000 of cash and working capital of $726,000. Our cash balance as of March 31, 2014 includes restricted cash of $185,000 (as discussed in Note 3). For the three months ended March 31, 2014, we generated a net loss of $834,000 and net cash provided by operating activities of $534,000. We generated cash flow from operations even though we incurred a net loss due to certain non-cash expenses and changes in working capital.

Net cash used in investing activities for the three months ended March 31, 2014 was $434,000 related to the purchase of property and equipment. Net cash used in financing activities for the three months ended March 31, 2014 was $208,000, mainly attributable to: (i) principal payments on our Main Street Revolver of $49,000, (ii) principal payments on capital lease obligations of $65,000, (iii) payment of $59,000 in debt issuance costs related to the Main Street Loan Agreement, and (iv) purchase of treasury stock of $30,000 on behalf of employees to satisfy minimum statutory tax withholding requirements.

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of March 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $251,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement

provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2014, the Company made a quarterly principal payment of $49,000 on the Main Street Revolver.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), on behalf of the prior stockholders of Affinity. As of December 31, 2013 and March 31, 2014, the principal balance on the SRS Note was $1,885,000. The interest rate on the SRS Note is 10.0% per annum and interest is payable quarterly in arrears. The final maturity date of the SRS Note is January 4, 2016 and the Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required make additional payments on the principal amount on each of June 30, 2014 and December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of March 31, 2014, the Company has not made any principal payments on the SRS Note.

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

As of March 31, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $901,000, which reflects the sum of the following principal payments the Company expects to pay in the twelve months ending March 31, 2015: $450,000 on the Main Street Term Loan, $251,000 on the Main Street Revolver and $200,000 on the SRS Note. As discussed above, principal payments on the Main Street Term Loan and SRS Note are based on a percentage of Excess Cash Flow and achievement of certain Adjusted EBITDA levels, respectively. The principal payments related to these debt agreements are estimates and actual payments may vary.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of March 31, 2014, we have availability of $1,749,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). In the event we need to raise additional capital to fund operations and provide growth capital, we have historically been able to raise capital in private placements as needed. There can be no assurances, however, that we will be able to raise additional capital as may be needed or upon acceptable terms, or that current or future economic conditions will not negatively impact us. If the current economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by the rule and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended, the "Exchange Act" is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC on March 6, 2014. There have been no material changes to these risks during the three months ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company made the following purchases of shares of Common Stock during the periods indicated:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1 through January 31, 2014	7,770	$1.39	0	N/A
February 1 through February 28, 2014	647	$1.41	0	N/A
March 1 through March 31, 2014	9,967	$1.76	0	N/A
Total	18,384	$1.58	0	N/A

(1)	Represents shares of Common Stock transferred to the Company to satisfy employee tax withholding obligations in connection with the vesting of shares of restricted stock held by Company employees.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Second Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 24, 2014 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 25, 2014, and incorporated herein by reference).

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

GLOWPOINT, INC.

Date: May 7, 2014	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)