Form 10-Q
period 2014-09-30
GLOWPOINT, INC.
filed 2014-11-05
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 35,805,000.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,153	$2,294
Accounts receivable, net	3,709	4,077
Prepaid expenses and other current assets	937	404
Total current assets	6,799	6,775
Property and equipment, net	3,390	2,867
Goodwill	9,825	9,825
Intangibles, net	5,057	5,998
Other assets	315	421
Total assets	$25,386	$25,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$400	$950
Current portion of capital lease obligations	57	217
Accounts payable	1,274	1,885
Accrued expenses and other liabilities	2,577	2,277
Accrued dividends	35	20
Accrued sales taxes and regulatory fees	486	590
Total current liabilities	4,829	5,939
Long term liabilities:
Capital lease obligations, net of current portion	5	43
Long term debt, net of current portion	10,885	10,235
Total long term liabilities	10,890	10,278
Total liabilities	15,719	16,217
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 53 shares issued and outstanding and liquidation preference of $396 at September 30, 2014 and December 31, 2013	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 35,743,000 shares issued and 35,703,000 shares outstanding at September 30, 2014 and 35,306,000 shares issued and outstanding at December 31, 2013	4	4
Treasury stock, 40,000 and 0 shares at September 30, 2014 and December 31, 2013, respectively	(66)	—
Additional paid-in capital	178,056	177,357
Accumulated deficit	(168,494)	(167,859)
Total stockholders’ equity	9,667	9,669
Total liabilities and stockholders’ equity	$25,386	$25,886

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$7,958	$8,313	$24,407	$25,553
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	4,374	4,959	14,068	14,802
Research and development	273	152	732	560
Sales and marketing	785	868	2,528	2,934
General and administrative	1,347	1,746	4,667	6,544
Depreciation and amortization	623	693	1,977	2,151
Total operating expenses	7,402	8,418	23,972	26,991
Income (loss) from operations	556	(105)	435	(1,438)
Interest and other expense:
Interest expense and other, net	335	286	1,003	898
Amortization of deferred financing costs	23	121	67	242
Amortization of debt discount	—	39	—	108
Total interest and other expense, net	358	446	1,070	1,248
Income (loss) before income taxes	198	(551)	(635)	(2,686)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	198	(551)	(635)	(2,686)
Preferred stock dividends	5	(185)	15	25
Net income (loss) attributable to common stockholders	$193	$(366)	$(650)	$(2,711)

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.09)
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.09)

Weighted average number of shares of common stock:
Basic	34,950	31,692	34,885	29,094
Diluted	35,769	31,692	34,885	29,094

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	53	$167	35,306	$4	—	$—	$177,357	$(167,859)	$9,669
Net loss	—	—	—	—	—	—	—	(635)	(635)
Stock-based compensation	—	—	—	—	—	—	407	—	407
Issuance of restricted stock to settle accrued 2013 bonuses	—	—	123	—	—	—	204		204
Issuance of restricted stock	—	—	400	—	—	—	—	—	—
Forfeited restricted stock	—	—	(195)	—	—	—	—	—	—
Cost of preferred stock exchange	—	—	—	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	(15)	—	(15)
Options exercised	—	—	20	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	40	(66)	—	—	(66)
Issuance of common stock under an at-the-market sales agreement, net of expenses	—	—	89	—	—	—	108	—	108
Balance at September 30, 2014	53	$167	35,743	$4	40	$(66)	$178,056	$(168,494)	$9,667

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(635)	$(2,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,977	2,151
Bad debt (recovery) expense	(136)	104
Amortization of deferred financing costs	67	242
Amortization of debt discount	—	108
Loss on impairment/disposal of equipment	178	680
Stock-based compensation expense	446	861
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	504	39
Prepaid expenses and other current assets	(538)	306
Other assets	41	(278)
Accounts payable	(611)	91
Accrued expenses and other liabilities	267	194
Net cash provided by operating activities	1,560	1,812
Cash flows from investing activities:
Purchases of property and equipment	(1,591)	(753)
Proceeds from sale of equipment	4	2
Net cash used in investing activities	(1,587)	(751)
Cash flows from financing activities:
Costs of preferred stock exchange	(5)	(106)
Principal payments for capital lease obligations	(198)	(185)
Principal payments under borrowing arrangements	(149)	(780)
Advances on borrowing arrangements	249	—
Proceeds from issuance of common stock	118	—
Payment of equity issuance costs	(4)	—
Payment of debt issuance costs	(59)	(157)
Purchase of treasury stock	(66)	—
Net cash used in financing activities	(114)	(1,228)
Decrease in cash and cash equivalents	(141)	(167)
Cash at beginning of period	2,294	2,218
Cash at end of period	$2,153	$2,051

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$985	$858

Non-cash investing and financing activities:
Acquisition of network equipment under capital lease	$—	$38
Preferred stock dividends	$15	$25
Reduction of debt in connection with severance obligations related to acquisition of Affinity	$—	$240
Issuance of restricted stock to settle accrued 2013 bonuses	$165	$—
Stock issued in connection with debt amendment recorded as debt discount	$—	$147
Preferred stock conversion and warrant exchange	$—	$9,500
Accrued capital expenditure	$151	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Liquidity

As of September 30, 2014, we had $2,153,000 of cash and working capital of $1,970,000. Our cash balance as of September 30, 2014 includes restricted cash of $185,000 (as discussed in Note 3). For the nine months ended September 30, 2014, we generated a net loss of $635,000 and net cash provided by operating activities of $1,560,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows).

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of September 30, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the "ATM Offering"). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Through September 30, 2014, the Company sold 89,000 shares in the ATM Offering at a weighted-average selling price of $1.33 per share for gross proceeds of $118,000. Net proceeds totaled $108,000, reflecting reductions for the 3% commission to MLV and other offering expenses. See Note 8 for further discussion.

Based on our current projection of revenue, expenses, capital expenditures and, cash flows the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. As of September 30, 2014, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. There also can be no assurance that we will be able to raise capital through the ATM Offering as may be needed or upon acceptable stock prices. In the event we need access to capital to fund operations and provide growth capital beyond the ATM Offering and our existing Main Street credit facility, we have historically been able to raise capital in private placements. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013, the statement of stockholders' equity for the nine months ended September 30, 2014 and the statement of cash flows for the nine months ended September 30, 2014 and 2013. The results of operations and cash flows for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2013 was derived from audited financial statements as of December 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission (the "SEC") with our Form 10-K on March 6, 2014 (the "Audited 2013 Financial Statements").

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

Accounting Standards Updates

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December

15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statements and disclosures.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $63,000 and $221,000 at September 30, 2014 and December 31, 2013, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three and nine months ended September 30, 2014, we included taxes of $314,000 and $968,000, respectively, in revenue, and we included taxes of $306,000 and $929,000, respectively, in cost of revenue. For the three and nine months ended September 30, 2013, we included taxes of $336,000 and $1,004,000, respectively, in revenue, and we included taxes of $320,000 and $955,000, respectively, in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the nine months ended September 30, 2014, the Company recorded an impairment loss of $101,000 relating to property and equipment, primarily consisting of furniture and leasehold improvements, associated with our former Pennsylvania office (as discussed in Note 8). During the three and nine months ended September 30, 2014, we recorded a loss on disposal of $0 and $4,000, respectively, for network equipment. In the three and nine months ended September 30, 2013, there was an impairment loss of $141,000 and $615,000, respectively, recorded for network equipment and fixed assets no longer being utilized in the Company's business.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment is conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed during the nine months ended September 30, 2014 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and nine months ended September 30, 2014, we capitalized internal use software costs of $325,000 and $1,295,000, respectively, and we amortized $199,000 and $498,000, respectively, of these costs. For the three and nine months ended September 30, 2013, we capitalized internal-use software costs of $125,000 and $269,000, respectively, and we amortized $122,000 and $381,000, respectively, of these costs. During the three and nine months ended September 30, 2014, we recorded an impairment loss of $0 and $73,000 respectively, for certain software costs previously capitalized. An impairment loss of $0 and $65,000 was recorded during the three and nine months ended September 30, 2013, respectively.

Note 3 - Restricted Cash

As of September 30, 2014, our cash balance of $2,153,000 included restricted cash of $185,000. The $185,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 12) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account. As of December 31, 2013, our cash balance of $2,294,000 included restricted cash of $242,000.

Note 4 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation	$376	$755
Accrued severance costs	1	306
Accrued communication costs	808	328
Accrued professional fees	191	138
Accrued lease termination	75	—
Accrued interest	140	137
Other accrued expenses	447	253
Deferred revenue	103	197
Customer deposits	436	163
Accrued expenses and other liabilities	$2,577	$2,277

Note 5 - Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
SRS Note	$1,885	$1,885
Main Street Term Loan	9,000	9,000
Main Street Revolver	400	300
	11,285	11,185
Less current maturities	(400)	(950)
Long-term debt, net of current portion	$10,885	$10,235

On October 17, 2013, the Company entered into the Main Street Loan Agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation, as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. As of September 30, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) from February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three and nine months ended September 30, 2014, the Company made principal payments of $46,000 and $149,000, respectively, on the Main Street Revolver and no principal payments on the Main Street Term Loan. During the three and nine months ended September 30, 2014, the Company received advances on the Main Street Revolver of $249,000.

As of September 30, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $400,000 and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending September 30, 2015. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended September 30, 2015; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of September 30, 2014. The principal payments related to these debt agreements are estimates and actual payments may vary.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, severance, acquisition costs, stock-based compensation, impairment charges and interest and other expense, net. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable. As of September 30, 2014, the Company was in compliance with all required covenants.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), on behalf of the prior stockholders of Affinity. As of December 31, 2013 and September 30, 2014, the principal balance on the SRS Note was $1,885,000. The interest rate on the SRS Note is 10.0% per annum and interest is payable quarterly in arrears. The final maturity date of the SRS Note is January 4, 2016 and the Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount on December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of September 30, 2014, the Company has not made any principal payments on the SRS Note as the Company has not yet met the Adjusted EBITDA threshold.

Unamortized financing costs related to our debt agreements of $88,000 are included in prepaid expenses and other current assets and $210,000 are included in other assets as of September 30, 2014, in the accompanying condensed consolidated balance sheet. Unamortized financing costs related to our debt agreements of $363,000 are included in other assets as of December 31, 2013. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended September 30, 2014 and 2013, there was $23,000 and $121,000 respectively, of amortization of financing costs, and $0 and $39,000 respectively, of amortization of debt discount. During the nine months ended September 30, 2014 and 2013, there was $67,000 and $242,000 respectively, of amortization of financing costs, and $0 and $108,000 respectively, of amortization of debt discount.

Note 6 - Capital Lease Obligations

During the nine months ended September 30, 2014, the Company did not enter into any non-cancelable capital lease agreements. Depreciation expense on the equipment under the capital lease obligations for the three and nine months ended

September 30, 2014 and 2013 was $41,000 and $124,000, respectively, and $40,000 and $120,000, respectively. Future minimum commitments under all non-cancelable capital leases as of September 30, 2014, are as follows (in thousands):

Year Ended December 31,	Total	Interest	Principal
Remaining 2014	20	1	19
2015	43	1	42
2016	1	—	1
	$64	$2	$62

As of September 30, 2014 the current portion of the Company's capital lease obligations is $57,000 and the long-term portion is $5,000.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2014, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9959 as of September 30, 2014. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of Common Stock as of September 30, 2014. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the three months ended September 30, 2014, the conversion price was adjusted from $3.00 per share to $2.9959 per share as a result of sales in the ATM Offering during this period. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2014, the Company has recorded approximately $35,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the Series A-2 Preferred Stock.

Note 8 - Common Stock

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the "ATM Offering"). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Sales in the ATM Offering are being made pursuant to the prospectus supplement dated September 16, 2014, which supplements the Company's prospectus dated January 22, 2013, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2013. Through September 30, 2014, the Company sold 89,000 shares in the ATM Offering at a weighted-average selling price of $1.33 per share for gross proceeds of $118,000. Net proceeds totaled $108,000, reflecting reductions for the 3% commission to MLV and other offering expenses. The Company has recorded approximately $100,000 of expenses for the offering, excluding MLV commissions, in prepaid expenses and other current assets as of September 30, 2014. The Company will charge these costs against additional paid-in capital as shares are sold under the ATM Offering. During the three and nine ended September 30, 2014, $6,000 of such costs were recorded against additional paid-in capital.

Note 9 - Stock Options

On April 22, 2014, the Board of Directors of the Company (the “Board”) adopted the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), subject to requisite stockholder approval. On May 28, 2014, the 2014 Plan was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. Also on May 28, 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms.

The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock are available for issuance pursuant to awards under the 2014 Plan. No awards were granted under the 2014 Plan during the three and nine months ended September 30, 2014.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the nine months ended September 30, 2014, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	1,792	$2.21	410	$2.71
Granted	—	—
Exercised	(50)	0.90
Expired	(50)	5.29
Forfeited and canceled	(333)	2.71
Options outstanding, September 30, 2014	1,359	$2.02	675	$2.06

For the nine months ended September 30, 2014, 50,000 options were exercised and converted into 20,000 shares of common stock. For the nine months ended September 30, 2014, there were no options granted and 50,000 options expired. The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions during the nine months ended September 30, 2013 as shown in the table below. No assumptions are presented for the three and nine months ended September 30, 2014 as no options were granted during this period.

Nine Months Ended
September 30,
2013
Risk free interest rate	0.8%
Expected option lives	5 years
Expected volatility	103.2%
Estimated forfeiture rate	10%
Expected dividend yields	—
Weighted average grant date fair value of options	$1.39

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

Stock option compensation expense is allocated as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
General and administrative	103	146	254	503
	$103	$146	$254	$503

The remaining unrecognized stock-based compensation expense for options as of September 30, 2014 was $908,000, of which $20,000, representing 10,000 options, will only be expensed upon a “change in control” as defined in our stock incentive plan, and the remaining $888,000 will be amortized over a weighted average period of approximately 2.12 years.

There was no tax benefit recognized for stock-based compensation for the three and nine months ended September 30, 2014 or 2013. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 10 - Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2014, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2013	465	$2.03
Granted	522	1.53
Vested	(122)	1.54
Forfeited	(195)	2.43
Unvested restricted shares outstanding, September 30, 2014	670	$1.61

The number of restricted shares vested during the nine months ended September 30, 2014 includes 40,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $66,000 of minimum statutory tax withholding requirements. Such shares are held in the Company's treasury stock as of September 30, 2014.

Restricted stock compensation expense is allocated as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$7	$3	$30	$11
Research and development	3	—	9	3
Sales and marketing	10	12	19	38
General and administrative	33	10	134	306
	$53	$25	$192	$358

During the nine months ended September 30, 2014, additional paid in capital was increased by $204,000 relating to the issuance of restricted stock for settlement of bonuses, of which $165,000 was recorded in accrued expenses as of December 31, 2013. Stock based compensation expense related to these accrued bonuses was recorded during the year ended December 31, 2013.

The remaining unrecognized stock-based compensation expense for restricted stock as of September 30, 2014 was $765,000, of which $38,000, representing 15,000 shares, will only be expensed upon a “change in control” and the remaining $727,000 will be amortized over a weighted average period of 2.90 years.

There was no tax benefit recognized for stock-based compensation for the three and nine months ended September 30, 2014 or 2013. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 11 - Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2014 and 2013, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted stock, stock options, and preferred stock, for the three months ended September 30, 2014.

The following table represents a reconciliation of the basic and diluted earnings per share computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$198	$(551)	$(635)	$(2,686)
Less: Preferred stock dividends	5	(185)	15	25
Net income (loss) attributable to common stockholders	$193	$(366)	$(650)	$(2,711)

Weighted average shares outstanding - basic	34,950	31,692	34,885	29,094
Add effect of dilutive securities:
Unvested restricted stock	670	—	—	—
Shares of common stock issuable upon conversion of preferred stock, Series A-2	132	—	—	—
Stock options	17	—	—	—
Weighted average shares outstanding - diluted	35,769	31,692	34,885	29,094
Basic net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.09)
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.09)

The weighted-average diluted shares of common stock outstanding for the three months ended September 30, 2014 excludes the effect of 1,283,000 out-of-the-money options, because their effect would be anti-dilutive.

For the nine months ended September 30, 2014 and 2013, and the three months ended September 30, 2013, diluted net loss per share is the same as basic net loss per share due to the Company's net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive. The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average shares of common stock outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Unvested restricted stock	670	534	670	534
Shares of common stock issuable upon conversion of preferred stock, Series A-2	132	133	132	133
Stock options outstanding	1,358	1,924	1,358	1,924
Warrants	—	33	—	33

Note 12 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2018. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three and nine months ended September 30, 2014 were $166,000 and $485,000, respectively. Lease payments for the three and nine months ended September 30, 2013 were $191,000 and $575,000, respectively.

During the first quarter of 2014, the Company vacated its Pennsylvania office space and recorded an impairment charge of $225,000 representing the estimated net present value of the Company’s contractual obligation over the remaining lease term, adjusted for estimated sublease payments and other associated costs. This impairment charge is recorded in General and Administrative expenses on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2014. Effective August 15, 2014, the Company entered into a termination agreement relating to this lease. In exchange for the Company's termination payment of $150,000, half of which was paid in August 2014 and half of which will be paid in January 2015, the Company was released from all future obligations under the lease. As of September 30, 2014, the remaining $75,000 termination payment is recorded in accrued expenses.

Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,
Remaining 2014	$195
2015	395
2016	439
2017	401
2018	309
2019	88
2020	15
$1,842

In July 2014, the Company entered into an operating lease for office space in Oxnard, California to replace other office space the Company currently rents in California on a month-to-month basis. The estimated commencement date for this lease is December 1, 2014 and the term of the lease is for 64 months. The monthly rent expense for this office space will approximate $7,000. The future minimum lease commitments shown above include commitments for this new operating lease.

The Company currently leases office space for our New Jersey location through December 31, 2014. The future minimum lease commitments include $90,000 in 2014 for our New Jersey location. The future minimum lease commitments do not include any future lease commitments for the New Jersey location beyond December 31, 2014. We plan to lease office space in a different location in New Jersey.

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

Letters of Credit

As of September 30, 2014, the Company had an outstanding irrevocable standby letter of credit with Comerica Bank for $185,000 to serve as our security deposit for our lease of office space in Colorado. See Note 3.

Note 13 – Major Customers

Major customers are those customers or wholesale partners that account for more than 10% of revenues. For the three and nine months ended September 30, 2014, approximately 11% and 11% of revenues, respectively, were derived from one major wholesale partner and the accounts receivable from this major partner represented approximately 12% of total accounts receivable as of September 30, 2014. The Company also had one other customer that represented 16% of accounts receivable at September 30, 2014. For the three and nine months ended September 30, 2013, approximately 20% and 21% of revenues, respectively, were derived from two major wholesale partners. The loss of any one of these partners without the replacement of such revenue from other existing or new partners would have a material adverse effect on the Company’s financial results and operations.

Note 14 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors of the Company, is an officer of ABM. Revenue from ABM for the nine months ended September 30, 2014 and 2013 was $99,000 and $103,000, respectively. As of September 30, 2014, the accounts receivable attributable to ABM was $11,000.

The Company received general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca (the “Consulting Agreement”), who until April 4, 2014 served as a member of our Board of Directors. The Consulting Agreement was a month-to-month engagement pursuant to which the Company paid Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services. The Consulting Agreement was terminated on April 4, 2014 in connection with Mr. DeLuca’s resignation as a director of the Company. Related party consulting fees pursuant to this agreement for the nine months ended September 30, 2014 and 2013 were $39,000 and $113,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company's condensed consolidated statements of operations. As of September 30, 2014, there were no remaining payment obligations to Mr. DeLuca.

During 2013, the Company received financial advisory services from Burnham Hill Partners, LLC ("BHP") under certain engagement agreements. Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. In October 2013, the Company terminated all such engagement agreements with BHP. Financial advisory fees for BHP for the nine months ended September 30, 2014 and 2013 were $0 and $196,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company's condensed consolidated statements of operations. As of September 30, 2014, there were no remaining payment obligations to BHP.

Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst was entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company's President and CEO. The Company terminated the Sales Partner Agreement with Ms. Holst effective December 31, 2013. For the nine months ended September 30, 2014 and 2013, she earned the sum of $0 and $18,000, respectively; and such fees have been recorded in Sales and Marketing expenses on the Company's condensed consolidated statements of operations. As of September 30, 2014, there were no remaining payment obligations to Ms. Holst.

As of September 30, 2014, Peter Holst, the Company's President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 5 for a description of the terms of the SRS Note.

As of September 30, 2014, GP Investment Holdings, LLC (“GPI”) owns 15,276,138 shares, or 43%, of the Company’s common stock. GPI is an investment vehicle affiliated with Main Street Capital Corporation, our debt lender, along with individual investors (see Note 5).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “SEC”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” "may" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2013 as filed with the SEC with our Annual Report on Form 10-K filed on March 6, 2014. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; estimated principal payments on our debt arrangement; our ability to service debt obligations and fund operations; our ability to raise capital in the ATM Offering, private placements or otherwise; our beliefs about inflation; and our plans to seek acquisition opportunities that complement and expand Glowpoint's current business.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the nine months ended September 30, 2014. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013, as filed with the SEC with our Annual Report on Form 10-K filed on March 6, 2014.

Results of Operations

Three and Nine Months Ended September 30, 2014 (the “2014 Quarter” and the "2014 Period", respectively) compared to Three and Nine Months Ended September 30, 2013 (the "2013 Quarter" and the "2013 Period", respectively)

Revenue. Total revenue decreased $355,000 to $7,958,000 in the 2014 Quarter from $8,313,000 in the 2013 Quarter. Total revenue decreased $1,146,000 to $24,407,000 in the 2014 Period from $25,553,000 in the 2013 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Video collaboration services	$4,645	$4,820	$14,165	$14,954
Network services	3,039	3,056	9,207	9,145
Professional and other services	274	437	1,035	1,454
Total revenue	$7,958	$8,313	$24,407	$25,553

•
Revenue for video collaboration services, decreased $175,000 to $4,645,000 in the 2014 Quarter, from $4,820,000 in the 2013 Quarter. Revenue for video collaboration services, decreased $789,000 to $14,165,000 in the 2014 Period, from $14,954,000 in the 2013 Period. The decreases in both periods shown are mainly attributable to lower revenue for managed videoconferencing services due to net attrition of customers.

•
Revenue for network services decreased $17,000 to $3,039,000 in the 2014 Quarter from $3,056,000 in the 2013 Quarter. Revenue for network services increased $62,000 to $9,207,000 in the 2014 Period from $9,145,000 in the 2013 Period. Revenues for network services for both the 2014 Quarter and 2014 Period were fairly stable as compared to the corresponding periods in the prior year as the Company generated increased revenue from sales of converged (data and video) network solutions offset by lower demand and loss of revenue from certain legacy network services.

•
Revenue for professional and other services decreased $163,000 to $274,000 in the 2014 Quarter from $437,000 in the 2013 Quarter. Revenue for professional and other services decreased $419,000 to $1,035,000 in the 2014 Period from $1,454,000 in the 2013 Period. The decreases in both periods are mainly attributable to lower non-recurring professional support services and lower non-recurring equipment sales.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased $585,000 to $4,374,000 in the 2014 Quarter from $4,959,000 in the 2013 Quarter. Cost of revenue, as a percentage of total revenue, was 55% and 60% for the 2014 Quarter and 2013 Quarter, respectively. Cost of revenue decreased $734,000 to $14,068,000 in the 2014 Period from $14,802,000 in the 2013 Period. Cost of revenue, as a percentage of total revenue, was 58% and 58% for the 2014 Period and 2013 Period, respectively. The improvement in our cost of revenue as a percentage of revenue for the 2014 Quarter as compared to the 2013 Quarter, is mainly the result of reduced external costs to deliver revenue related to videoconference meeting suites and lower infrastructure and overhead costs.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development increased $121,000 to $273,000 in the 2014 Quarter from $152,000 in the 2013 Quarter. Research and development increased $172,000 to $732,000 in the 2014 Period from $560,000 in the 2013 Period. These increases are primarily attributable to higher personnel costs resulting from additional headcount and higher consulting costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased $83,000 to $785,000 in the 2014 Quarter from $868,000 in the 2013 Quarter. Sales and marketing expenses decreased $406,000 to $2,528,000 in the 2014 Period from $2,934,000 in the 2013 Period. These decreases are primarily attributable to lower personnel costs and lower marketing expenditures in the 2014 Quarter and Period.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses decreased by $399,000 to $1,347,000 in the 2014 Quarter from $1,746,000 in the 2013 Quarter. This decrease is mainly attributable to the following: (i) a decrease in severance charges of $262,000 and (ii) an asset impairment charge of $141,000 in the 2013 Quarter.

General and administrative expenses decreased by $1,877,000 to $4,667,000 in the 2014 Period from $6,544,000 in the 2013 Period. This decrease is mainly attributable to the following: (i) a decrease in asset impairment charges of $502,000, (ii) a decrease in stock-based compensation expense of $421,000, (iii) a decrease in severance charges of $536,000, (iv) a decrease of $278,000 in acquisition costs, (v) a decrease in bad debt expenses of $239,000, and (vi) a decrease of $238,000 of consulting expenses, partially offset by a $225,000 operating lease impairment charge in the 2014 Period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $70,000 to $623,000 in the 2014 Quarter from $693,000 in the 2013 Quarter. Depreciation and amortization expenses decreased $174,000 to $1,977,000 in the 2014 Period from $2,151,000 in the 2013 Period. These decreases are primarily attributable to 2013 disposals of property and equipment that have no related charges in the 2014 Quarter or Period.

Income (Loss) from Operations. The Company generated income from operations of $556,000 in the 2014 Quarter which represented an increase of $661,000 from the loss from operations of $105,000 in the 2013 Quarter. The Company generated income from operations of $435,000 in the 2014 Period which represented a increase of $1,873,000 from the loss from operations of $1,438,000 in the 2013 Period. These increases in our income from operations are primarily attributable to decreases in operating expenses partially offset by a decrease in revenue, as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in the 2014 Quarter was $358,000, which was comprised of interest charges on our outstanding debt of $335,000 and amortization of deferred financing costs of $23,000. Interest and other expense in the 2013 Quarter was $446,000, which principally reflected $286,000 of interest charges on our outstanding debt, $121,000 of amortization of deferred financing costs and $39,000 of amortization of debt discount.

Interest and other expense, net in the 2014 Period was $1,070,000, which was comprised of interest charges on our outstanding debt of $1,003,000 and amortization of deferred financing costs of $67,000. Interest and other expense in the 2013 Period was $1,248,000, which principally reflected $898,000 of interest charges on our outstanding debt, $242,000 of amortization of deferred financing costs and $108,000 of amortization of debt discount.

Income Taxes. There was no provision for income taxes recorded in the 2014 and 2013 Quarters and Periods as the company has recorded a full valuation allowance on its net operating loss carryforwards and does not expect to generate net taxable income in 2014.

Net Income (Loss). Net income for the 2014 Quarter was $198,000, an increase of $749,000 from net loss of $551,000 in the 2013 Quarter. Net loss for the 2014 Period was $635,000, a decrease of $2,051,000 from net loss of $2,686,000 in the 2013 Period. The decreases in our net loss for the 2014 Quarter and Period are primarily attributable to the net decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

Preferred Stock Dividends. Preferred stock dividends increased $190,000 to $5,000 in the 2014 Quarter from a negative amount of $185,000 in the 2013 Quarter. Preferred stock dividends decreased $10,000 to $15,000 in the 2014 Period from $25,000 in the 2013 Period. All issued and outstanding shares of Series B-1 Preferred Stock were exchanged into Common Stock during the second half of 2013 and therefore there were no corresponding preferred stock dividends in the 2014 Quarter and Period.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders for the 2014 Quarter was $193,000, an increase of $559,000 from the net loss attributable to common stockholders of $366,000 in the 2013 Quarter. Net loss attributable to common stockholders for the 2014 Period was $650,000, a decrease of $2,061,000 from the net loss attributable to common stockholders of $2,711,000 in the 2013 Period. The decreases in our net loss attributable to common stockholders is primarily attributable to the decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, severance, acquisition costs, stock-based compensation, impairment charges and interest and other expense, net. Adjusted EBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net loss is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$198	$(551)	$(635)	$(2,686)
Depreciation and amortization	623	693	1,977	2,151
Interest and other expense, net	358	446	1,070	1,248
EBITDA	1,179	588	2,412	713
Stock-based compensation	156	171	446	861
Severance	27	289	160	696
Operating lease impairment	—	—	225	—
Acquisition costs	—	40	—	278
Asset impairment/disposal of equipment	—	141	178	680
Adjusted EBITDA	$1,362	$1,229	$3,421	$3,228

Liquidity and Capital Resources

As of September 30, 2014, we had $2,153,000 of cash and working capital of $1,970,000. Our cash balance as of September 30, 2014 includes restricted cash of $185,000 (as discussed in Note 3 to our condensed consolidated financial statements included in this Report). For the nine months ended September 30, 2014, we generated a net loss of $635,000 and net cash provided by operating activities of $1,560,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows included in this Report).

Net cash used in investing activities for the nine months ended September 30, 2014 was $1,587,000 related to the purchase of property and equipment and capitalized internal-use software costs mainly related to our service delivery platform. Net cash used in financing activities for the nine months ended September 30, 2014 was $114,000, mainly attributable to: (i) proceeds from issuance of common stock; (ii) a net advance on our Main Street Revolver of $100,000, (iii) principal payments on capital lease obligations of $198,000, (iv) payment of $59,000 in debt issuance costs related to the Main Street Loan Agreement, and (v) purchase of treasury stock of $66,000 on behalf of employees to satisfy minimum statutory tax withholding requirements.

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of September 30, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) from February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three and nine months ended September 30, 2014, the Company made principal payments of $46,000 and $149,000 on the Main Street Revolver and no principal payments on the

Main Street Term Loan. During the three and nine months ended September 30, 2014, the Company received advances on the Main Street Revolver of $249,000.

As of September 30, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $400,000 and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending September 30, 2015. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended September 30, 2015; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of September 30, 2014. The principal payments related to these debt agreements are estimates and actual payments may vary.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), on behalf of the prior stockholders of Affinity. As of December 31, 2013 and September 30, 2014, the principal balance on the SRS Note was $1,885,000. The interest rate on the SRS Note is 10.0% per annum and interest is payable quarterly in arrears. The final maturity date of the SRS Note is January 4, 2016 and the Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount on December 31, 2014 in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. As of September 30, 2014, the Company has not made any principal payments on the SRS Note as the Company has not yet met the Adjusted EBITDA threshold.

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

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the "ATM Offering"). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Sales in the ATM Offering are being made pursuant to the prospectus supplement dated September 16, 2014, which supplements the Company's prospectus dated January 22, 2013, filed as part of the registration statement that was declared effective by the SEC on January 22, 2013. Through September 30, 2014, the Company sold 89,000 shares in the ATM Offering at a weighted-average selling price of $1.33 per share for gross proceeds of $118,000. Net proceeds totaled $108,000, reflecting reductions for the 3% commission to MLV and other offering expenses.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of September 30, 2014, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. There also can be no assurance that we will be able to raise capital through the ATM Offering as may be needed or upon acceptable stock prices. In the event we need access to capital to fund operations and provide growth capital beyond the ATM Offering and our existing Main Street credit facility, we have historically been able to raise capital in private placements. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by the rule and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Glowpoint in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Glowpoint in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC on March 6, 2014. There have been no material changes to these risks during the nine months ended September 30, 2014.

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
1.1
At Market Issuance Sales Agreement, dated as of September 16, 2014, between Glowpoint, Inc. and MLV & Co. LLC (filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2014, and incorporated herein by reference).

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

GLOWPOINT, INC.

11/5/2014	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

11/5/2014	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)