Form 10-K
period 2014-12-31
GLOWPOINT, INC.
filed 2015-03-05
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

GLOWPOINT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Lincoln Street, Suite 1300, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE MKT
Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $28,371,450.

The number of shares of the Registrant’s common stock outstanding as of March 2, 2015 was 35,773,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors”. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our corporate objectives for 2015; our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, future revenues, expenses and cash flows; estimated 2015 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; our intention to retain any earnings to finance development; our ability to raise capital in our ATM Offering, in private placements or otherwise; our beliefs about inflation; our beliefs about employee relations; statements about businesses increasingly seeking out managed services and hosted, cloud-based infrastructure to support and power their user community and video technologies; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; our growth strategies, including strategies around growing market share; beliefs about the strength of our intellectual property, including patents and pending patents; and our plans to seek acquisition opportunities that complement and expand Glowpoint’s current business.

PART I
Item 1. Business

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a provider of video collaboration services and network solutions. Our scalable services are designed to provide both high-touch and self-service models to help customers adopt video as a more efficient and effective mode of business collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners.

The Company was formed as a Delaware corporation in May 2000. In October 2012, the Company acquired Affinity VideoNet, Inc. (“Affinity”), a service provider for public videoconference suites and managed videoconferencing. On December 31, 2014, the Company merged Affinity, its wholly owned subsidiary, into the Company. The Company operates in one segment and therefore segment information is not presented.

Our Services

Video Collaboration Services

We provide a wide range of video collaboration services, from “self-service” to highly-managed, to address the spectrum of user needs and business use cases, and to drive adoption of video throughout the enterprise. We deliver our video collaboration solutions from our cloud-based service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with the following suite of services to meet their videoconferencing needs:

Managed Videoconferencing is a “high-touch” concierge-based offering where Glowpoint sets up and manages customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the

Glowpoint Cloud, as described below under the heading “Intellectual Property”, and as an on-premise solution leveraging the customer’s existing video infrastructure. Managed Videoconferencing is available globally and works effectively across multiple networks and video devices, including desktop and mobile devices. Despite a trend to move towards “self-service,” customers remain highly reliant on scheduling, event support and conference management. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include:

Scheduling: Customers can schedule their videoconference using Microsoft Outlook®, Cisco TelePresence Management Suite®, or through Glowpoint’s CustomerPoint® web portal.

Call Launching: Once the videoconference is scheduled, it automatically launches at the designated time. Glowpoint will “bridge” the videoconference by calling the selected video endpoints at the time of the scheduled call and make sure they are properly connected. Automated launching creates cost efficiencies for both customers and Glowpoint and provides a desired evolution path that aligns with the market trend towards increasing self-service models.

Conference Monitoring & Support: Glowpoint’s systems will monitor the video meeting to make sure everything remains properly connected and operable during a conference. If an incident occurs during a meeting, a conference producer can reconnect and/or fix issues per standard practices or as requested by the customer.

Conference Reports: Customer administrators can generate reports through our portal to show videoconference details, statistics and success rate.

JoinMyVideo™ is an on-demand video meeting room (“VMR”) service that allows users to join from web browsers, desktops, mobile apps, and commonly used videoconferencing systems. We introduced JoinMyVideo™ in the first quarter of 2015 to meet customers’ needs to use video communications in a mobile environment, as discussed further under the heading “Market Need”. With JoinMyVideo™, users are able to manage the participants in the video meeting, allowing up to 24 participants to join the meeting. JoinMyVideo™ is a cloud-based software-as-a-service (“SaaS”) solution, so the customer has no infrastructure to buy and maintain. JoinMyVideo™ is offered to our customers on a monthly subscription basis.

Hybrid Videoconferencing helps enterprises migrate from managed videoconferencing to VMRs by bringing together attributes of both services. Users can schedule their VMR, add endpoints, and send invitations to participants through an online portal. At the scheduled time, the VMR is launched connecting the scheduled endpoints and allowing self-service users to join from video systems and desktop and mobile video apps. We introduced our Hybrid Video Conferencing service in the first quarter of 2015 as we believe that merging these connection capabilities is powerful and accommodates all types of users and meetings.

Video Meeting Suites provide remote access to videoconferencing for everyday business meetings and events, allowing our customers to conduct meetings and events in over 4,000 physical meeting suites across 1,300 cities without investing in video devices or infrastructure. We have partnered with the owners of these videoconference centers and arrange for our customers to hold videoconferences at convenient locations across the world based on the customers’ needs. Our primary service includes the scheduling and management of a highly orchestrated business-class meeting for a professional meeting experience. As part of the extended offering beyond the physical office suite, we also enable participants who elect to use a mobile device to join a video conference from anywhere in the world. These services are largely usage-based. We also offer our customers monthly subscription rates based on a fixed number of concurrent users.

Webcasting events enable our customers to stream live video feeds to up to thousands of viewers through their browsers and mobile devices. Enterprises often use this service on a quarterly basis for earnings calls and town hall events.

Remote Service Management

Our Remote Service Management provides an overlay to enterprise information technology (“IT”) and channel partner support organizations and provide 24/7 support and management of customer video environments. Our services are aligned with globally recognized set of best practices, Information Technology Infrastructure Library (“ITIL”), to standardize processes and communicate through a consistent set of terms with our customers and partners. We leverage a best-in-class IT service management (“ITSM”) provider, ServiceNow Inc., to systematically provide Remote Service Management, as well as enable Glowpoint to integrate with an enterprise’s systems and workflows.

We offer three tiers of Service Management options, ranging from automated monitoring to end-to-end management to complement the needs of the IT support organizations, as described below:

Resolve - Total Support is our most comprehensive management and support service and targets enterprises that want to completely offload day-to-day operations of their video environment. We provide:

24x7 Support Desk: Around-the-clock access to our expert staff via phone and email for support inquiries.

Incident Management: Systematic management of incidents from service request to closure. All incidents are tracked and visible from our online ITSM portal.

Problem Management: Root cause analysis and coordination to prevent and quickly repair incidents.

Change Management: Management of maintenance contracts for infrastructure and endpoints to ensure systems are up to date, operating at peak performance, and have coverage from the manufacturer.

Site Certifications: Baseline testing of endpoints to make sure they’re configured for optimal performance.

Service Level Agreements: Performance guarantees with our SLA/SLO backed services.

Helpdesk provides level 1 support and allows enterprise IT to scale and expand the reach of support to end users. We complement the existing staff by taking the initial service request from the end users and providing incident management. We provide:

24x7 Support Desk: Around-the-clock access to our expert staff via phone and email for support inquiries.

Incident Management: Systematic management of minor incidents, general service inquiries, and an initial assessment for major and critical incidents. We escalate major incidents to the appropriate and responsible parties.

Proactive Monitoring is a remote and automated monitoring service that detects events and alerts customers’ IT when a service impacting event is discovered. The service is provided in conjunction with either Resolve or Helpdesk. We provide:

Event Management: 24/7 monitoring of our customers’ infrastructure and endpoints with email alerts when events are detected.

Automated Video Room Sweeps (“AVRS”): Our custom developed service accesses our customers’ endpoints every night, measures audio & video quality, and verifies firmware.

Network Services

Glowpoint’s network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a monthly subscription. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•
Cloud Connect: Video™ allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Glowpoint Cloud for video communications.

•
Cloud Connect: Converge™ provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and also Internet traffic over one or more common access circuits. Glowpoint fully manages and prioritizes traffic to ensure that video and other business critical applications run smoothly.

•	Cloud Connect: Cross Connect™ allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to Glowpoint’s data center.

Professional and Other Services

Our Professional Services include onsite support, or dispatch, as well as configuration or customization of equipment or software on behalf of a customer. On a limited basis, we also resell video equipment to our customers.

Sales and Marketing

We currently sell our services through a direct sales force and indirect sales channels. As of December 31, 2014, we had 18 full-time employees engaged in sales and marketing. Our sales/account management team is responsible for developing relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized corporations.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as computer software, professional services, business services, manufacturing and financial services. Our channel sales allow us to extend our reach to businesses of all sizes and geographies. The efforts of our channel sales group focus on partnering with resellers, such as system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements.

We primarily focus our marketing efforts on direct marketing programs aimed at our target buyer personas (e.g., IT decision makers) within our target verticals. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through proactive public relations including social media and drive service enhancements using research and customer feedback.

Market Need

Many enterprises have become dependent on video communications for increased productivity and reduced operating costs, thus making video communications part of their core business practices. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. The growing combinations of hardware, software, and networks challenge enterprise IT with finding the right fit for their business objectives. Enterprises must consider and account for maintaining a return on investment with the existing technology deployment while preventing technology obsolescence, implementation and integration, user adoption, analytics, and management and support. As a result, businesses are increasingly seeking an outsourced partner for managed services and hosted, cloud-based infrastructure to mitigate risk, reduce operational costs, and increase user satisfaction by delivering a higher caliber support level to their business.

We believe that many customers cannot fully support quality video communications on their existing infrastructure and network. Enterprises have reduced or curtailed investments in immersive telepresence (“ITP”) video conferencing systems, now preferring cloud-based solutions and personal or smaller group video systems. Enabling desktops and mobility remains a primary enterprise objective. As demand for ITP systems and related services decreases, and the demand for mobility and personal video services increases, we will continue to evolve our solutions to align with and attempt to satisfy this market demand.

Glowpoint provides enterprises with the ability to simplify the video experience, which increases adoption and user participation. Glowpoint’s unique and wide range of video collaboration services provides a service for every user and meeting type within the enterprise. Our ITSM platform delivers the right tools, automation, and analytics to partners to enable a successful video deployment.

Competition

We primarily compete with managed services companies, videoconferencing equipment resellers and Tier 1 telecommunication providers, including British Telecom, AT&T, Verizon, Telus, Citrix, York Telecom, SPS, Whitlock, and AVI-SPL. The market has attracted start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Lync/Skype for Business) and Polycom, are delivering competitive cloud-based video conferencing and calling services. The Company’s competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe Glowpoint differentiates itself based on its full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that Glowpoint has built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. Market segments that account for 5% or more of our revenue for 2014, listed in order of approximate contribution to revenue, were as follows: consulting, 32%; insurance, 9%; broadcast/media, 8%, banking and finance, 8%; and engineering and construction, 7%. Our largest customer, a channel partner, represented a total of approximately 11% of our revenue for the fiscal year ended

December 31, 2014, and 7% of our outstanding accounts receivable at December 31, 2014. This customer has notified the Company that it intends to terminate the services provided by the Company on or before June 30, 2015. Two additional customers accounted for 15% and 13% of our outstanding accounts receivable at December 31, 2014. Any further reduction in the use of our services or the business failure by another of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

Intellectual Property

Glowpoint has invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to issued patents and a number of patent applications, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable their video applications.

Cloud Architecture

The Glowpoint Cloud is based on a Service Oriented Architecture (“SOA”) framework that enables us to create unique unified communication service offerings. Glowpoint’s cloud based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid with a mix of public and private clouds.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated through and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Glowpoint’s suite of cloud and managed video services can be accessed and utilized by customers regardless of the technology and network they are using. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use any other third-party video communications software such as Lync, WebEx or even WebRTC, may all take advantage of the Glowpoint Cloud regardless of their choice of network. We have built the Glowpoint Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

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

Video Service Platform

In January 2015, Glowpoint launched our next generation Video Service Platform to provide enterprise customers with a cloud-based system for managing video collaboration.  The Platform leverages industry leading IT service management provider, ServiceNow Inc., and this Video Service Platform is currently available to Glowpoint’s channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows Glowpoint and its channel partners to seamlessly activate thousands of existing and new enterprise customers.  It is completely web-based and accessible from any device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement.  Other benefits provided to enterprise IT include:

•	Better transparency into the performance of the enterprise collaboration environment via business intelligence metrics, reporting and management dashboards;

•	Greater scale with self-service support; giving end users an easy interface for submitting/tracking tickets;

•	Deeper expertise for managing video collaboration with access to Glowpoint’s Remote Service Management services and knowledge base;

•	More efficiencies gained by automating manual tasks and workflows including escalations, updates/notifications, and provisioning; and

•	Access to internationally recognized best practices for service management (ITIL).

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

We have been awarded six patents:

•
U.S. Patent No. 7,200,213 was awarded in April 2007 for our live video operator assistance feature.  Our “Live Operator” technology provides customers with the ability to obtain live, face-to-face assistance and has widespread application, from general video call assistance to “video concierge” services. This patent is an essential component of providing “expert on demand” and telepresence “white glove” business class support services. This patent expires November 17, 2024.

•
U.S. Patent No. 7,664,098 was awarded in February 2010 for our real-time metering and billing for Internet Protocol (“IP”) based calls. Our “Call Detail Records” patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and video conferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as B2B calling is becoming much more common for video users. This patent expires August 4, 2026.

•
U.S. Patent No. 7,916,717 was awarded in March 2011 for our Systems and Method for Automated Routing of Incoming and Outgoing Video Calls between IP and ISDN networks. This technology ensures the simple and seamless migration from ISDN to IP for the purpose of connecting IP users with ISDN systems around the world.  This automated call routing capability has been leveraged to provide a least cost routing and gateway method to customers. This patent expires September 16, 2028.

•
U.S. Patent No. 8,259,152 was awarded in September 2012 for our Video Call Distributor, which includes systems and methods for distributing high quality real time video calls over an IP Packet-Based Wide Area Network, leveraging existing routing rules and logic of a call management system. This patent expires July 3, 2031.

•
U.S. Patent No. 8,576,270 was awarded in November 2013 for our Intelligent Call Management and Redirection systems and methods. These systems and methods can be used to detect the status of a specified video endpoint. Pre-defined rules can be configured so that a call that is not completed for any reason can be transferred to another destination such as a video mail service or an automated or live operator service. This patent expires January 14, 2030.

•
U.S. Patent No. 8,933,983 was awarded in January 2015 for our Intelligent Call Management and Redirection systems and methods. This new patent relates to a method for routing packet-based network video calls using an Intelligent Call Policy Management (“ICPM”) system that can detect the status of a specified video endpoint and refuse to connect a video call based on the video endpoint’s status. This patent expires October 11, 2025.

Research and Development

Glowpoint incurred research and development expenses of $1,019,000 in 2014 and $662,000 in 2013 related to the development of new service offerings and features and enhancements to our existing services.

Employees

As of December 31, 2014, we had approximately 126 employees. Of these employees, 78 are involved in customer support and operations, 18 in sales and marketing, 16 in corporate functions and 14 in engineering and development. None of our employees are represented by a labor union. We believe that our employee relations are good.

Available Information

We are subject to the reporting requirements of the Exchange Act. The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of these periodic reports, proxy statements and other information can be read and copied on official business days during the hours of 10 a.m. to 3 p.m. at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

Although there can be no assurance, our management believes that based on our current projections, the Company has sufficient capital resources to finance our operational requirements through at least the next twelve months following the filing of this Report with the SEC. Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, capital improvements and the cost involved in protecting our proprietary rights. If we are unable to increase our revenue or achieve profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur additional debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors. Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors some of which are beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under our loan agreements or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our loan agreements restrict our ability to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

We may fail to comply with covenants contained in our agreements with our lenders.

Our loan agreement with our senior lender, which was recently amended in February 2015, contains various covenants that limit our ability to engage in specific types of transactions, including covenants that limit our ability to:

·	incur or guarantee additional debt;

·	incur or assume certain liens;

·	make certain loans, advances or investments;

·	pay dividends;

·	make certain acquisitions or dispositions;

·	make certain capital expenditures;

·	prepay subordinated debt;

·	issue certain equity securities;

·	enter into transactions with affiliates; and

·	make certain increases in management compensation.

In addition, we are required to comply with certain financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant, that are tested on a quarterly basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report for a description of Adjusted EBITDA.

If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we may not have sufficient assets to repay the indebtedness.

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

We have a history of substantial net losses and we may incur future net losses.

While we generated net income for fiscal years 2012 and 2011, we reported a substantial loss from operations in fiscal years 2014 and 2013 and in each fiscal year from our inception in 2000 through 2010. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining capital to continue our operations.

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

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2014, Our largest customer, a channel partner, represented a total of approximately 11% of our revenue for the fiscal year ended December 31, 2014, and 7% of our outstanding accounts receivable at December 31, 2014. This customer has notified the Company that it intends to terminate the services provided by the Company on or before June 30, 2015. With the expected eventual loss of this customer and the discontinuation of services provided to certain other customers, the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for chapter 11 bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

The video communications industry is highly competitive and includes large, well-financed participants. With respect to our video collaboration services, we primarily compete with managed services companies and videoconferencing equipment resellers and audio/visual integrators, including Citrix, York Telecom, Providea, BCS Global and AVI-SPL. Additionally, the market has attracted start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks. With respect to our network services, we primarily compete with telecommunications carries, including British Telecom/BT Conferencing, AT&T, Verizon and Telus. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.

There is limited market awareness of Glowpoint’s services.

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

To an extent, our success depends upon our ability to deliver reliable, high-speed access to our channels’ and customers’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized accessor cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and results of operations.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to proprietary customer data stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our affiliates and customers, which could result in reputational damage, litigation, or negative publicity.

We may experience material disconnections and/or reductions in the prices of our services and may not be able to replace the loss of revenues.

Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of our agreements with our customers. Termination of services in our existing agreements require a minimum of 30 days’ notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with Glowpoint includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

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

We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, our President and CEO) could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.

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

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the “ATM Offering”). The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Through December 31, 2014, the Company sold 325,000 shares in the ATM Offering at a weighted-average selling price of $1.28 per share.

Although the sale of shares in the ATM Offering or other additional shares to the public might increase the liquidity of our stockholders’ investments, the increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of your investment and perhaps hindering our ability to raise additional funds in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 1776 Lincoln Street, Suite 1300, in Denver, Colorado 80203. These premises consist of approximately 9,500 square feet of leased office space for which base rent is approximately $212,000 per year. In addition to our headquarters, we lease facilities in Oxnard, California that house our bridging services group, help desk and technical personnel in approximately 3,400 square feet, the base rent of which is approximately $80,000 per year.

For the year ended December 31, 2014 and through February 2015, the Company leased office space in New Jersey on a month-to-month basis. Effective March 1, 2015, the Company terminated this lease and no longer leases office space in New Jersey.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Glowpoint’s securities trade on the NYSE MKT under the symbol “GLOW.”

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2013 and 2014, based upon information obtained from the NYSE MKT. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint Common Stock
	High	Low
Year Ended December 31, 2013
First Quarter	$2.02	$1.43
Second Quarter	1.42	0.68
Third Quarter	1.71	0.73
Fourth Quarter	1.52	1.30
Year Ended December 31, 2014
First Quarter	$1.92	$1.31
Second Quarter	1.78	1.35
Third Quarter	1.59	1.27
Fourth Quarter	1.32	1.08

On March 2, 2015, the closing sale price of our common stock was $0.98 per share as reported on the NYSE MKT, and 35,773,357 shares of our common stock were held by approximately 132 holders of record. American Stock Transfer & Trust Company, LLC of Brooklyn, New York is the transfer agent and registrar of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2014 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a)) (c)
Equity compensation plans approved by security holders	1,350,491	$2.02	4,400,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,350,491	$2.02	4,400,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2014.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

During 2014, we experienced a 4% decline in total revenue as compared to 2013, as discussed further below. Our business and revenue trends are affected by the current dynamic and competitive environment for video communications and network services.

Our primary corporate objectives in 2015 are as follows:

•	focus our sales and marketing efforts on growing awareness and adoption of our next-generation video collaboration solutions, including JoinMyVideo and our Hybrid Videoconferencing service;

•	expanding our global distribution through a select group of channel partners, in order to further our reach and accelerate customer awareness and adoption of our services;

▪	continue to invest in key elements of our service platform to better meet the needs of our existing and new customers; and

▪	identify and complete acquisitions that complement and expand our current business while leveraging our new service delivery platform.

Results of Operations
Year Ended December 31, 2014 (“2014”) versus Year Ended December 31, 2013 (“2013”)
Revenue. Total revenue decreased $1,298,000 (or 4%) in 2014 to $32,156,000 from $33,454,000 in 2013. This decrease is mainly attributable to: (i) a decrease of $721,000 in video collaboration services, (ii) a decrease of $529,000 in professional and other services, and (iii) a decrease of $48,000 in network services.

	Year Ended December 31, (in thousands)
	2014	% of Revenue	2013	% of Revenue
Revenue
Video collaboration services	$18,891	59%	$19,612	59%
Network services	12,000	37%	12,048	36%
Professional and other services	1,265	4%	1,794	5%
Total revenue	$32,156	100%	$33,454	100%

The following are the changes in the components of our reported revenue from 2013 to 2014:

•
Revenue for video collaboration services decreased $721,000 (or 4%) to $18,891,000 in 2014, from $19,612,000 in 2013. This decrease is mainly attributable to lower revenue for managed videoconferencing services due to net attrition of customers. We expect net attrition of customers for our video collaboration services may continue in 2015 given the following: (i) the current dynamic and competitive environment for video communications, (ii) the expected loss in 2015 of our largest customer as discussed above under the heading “Customers”, and (iii) the transition of customers from our “legacy” service offerings to our new service offerings as discussed above under the headings “Our Services” and “Market Need”.

•
Revenue for network services decreased $48,000 (or less than 1%) to $12,000,000 in 2014 from $12,048,000 in 2013. We generated increased revenue from sales of converged (data and video) network solutions to certain customers in 2014 which was offset by generally lower demand and loss of revenue from our legacy network services. We expect that future network services revenue may be negatively affected by potential customer attrition given the competitive environment and pressure on pricing that currently exists in the network services business.

•
Revenue for professional and other services decreased $529,000 (or 29%) to $1,265,000 in 2014 from $1,794,000 in 2013. This decrease is mainly attributable to lower equipment sales and a decline in professional support services. We expect revenue for professional and other services to decline in 2015 as we view these services as non-core to our business and we remained focused on growing sales in video collaboration and network services.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $18,294,000 in 2014 from $19,504,000 in 2013. Cost of revenue, as a percentage of total revenue, was 57% and 58% for 2014 and 2013, respectively. The $1,210,000 decrease in cost of revenue from 2013 to 2014 is mainly attributable to: (i) the corresponding decrease in revenue from 2013 to 2014 and (ii) a 1% improvement in our cost of revenue as a percentage of total revenue for 2014 as compared to 2013. The improvement in our cost of revenue as a percentage of revenue is mainly the result of reduced external costs to deliver revenue related to videoconference meeting suites and lower infrastructure and overhead costs.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development increased $357,000 to $1,019,000 in 2014 from $662,000 in 2013, mainly attributable to an increase in personnel costs due to higher headcount.

Sales and Marketing. Sales and marketing expenses decreased $505,000 to $3,307,000 in 2014 from $3,812,000 in 2013. This decrease is mainly attributable to lower personnel costs and lower third-party marketing expenditures.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance, human resources and information technology. General and administrative expenses decreased $1,735,000 to $5,643,000 in 2014 from $7,378,000 in 2013. This decrease is mainly attributable to the following: (i) a decrease in severance charges of $676,000 as the employment of our former chief executive officer, chief financial officer, and general counsel was terminated in 2013, (ii) a decrease in stock-based compensation expense of $603,000, and (iii) a decrease in costs related to the 2012 Affinity acquisition of $259,000.

Impairment Charges. Impairment charges increased to $1,662,000 to $2,342,000 in 2014 from $680,000 in 2013. This increase is mainly attributable to a $1,696,000 impairment charge we recorded in 2014 related to the intangible assets recorded in connection with the acquisition of Affinity (see Note 5 to our consolidated financial statements for further discussion).

Depreciation and Amortization. Depreciation and amortization expenses decreased $125,000 to $2,735,000 in 2014 from $2,860,000 in 2013. This decrease is mainly attributable to 2013 disposals of property and equipment than have no related depreciation expense in 2014.

Loss from Operations. Loss from operations decreased to $1,184,000 in 2014 from $1,442,000 in 2013. The decrease in our loss from operations is mainly attributable to a decrease in our operating expenses as discussed above, partially offset by a decrease in revenue.

Interest and Other Expense, Net. Interest and other expense, net in 2014 was $1,432,000, comprised of: (i) $1,343,000 of interest expense on our outstanding debt, net of interest income and (ii) $89,000 of amortization of deferred financing costs related to our debt obligations. Interest and other expense, net in 2013 was $2,799,000, comprised of: (i) $1,199,000 of interest expense on outstanding debt, net of interest income, (ii) $976,000 of amortization of deferred financing costs related to our debt obligations, (iii) $727,000 of amortization of debt discount and (iv) other income of $103,000 related to the reduction of the SRS Note. This decrease in interest and other expense, net is mainly attributable to the 2013 write off of unamortized deferred financing costs and the debt discount associated with our former debt obligations upon the closing of our debt refinancing in October 2013 (see Note 6 to our consolidated financial statements).

Income Taxes. For 2013, an income tax benefit of $30,000 was recorded related to an income tax refund. For 2014, income tax expense of $139,000 was recorded (see Note 18 to our consolidated financial statements).

Net Loss. Net Loss decreased to $2,755,000 in 2014 from $4,211,000 in 2013. The decrease in our net loss is mainly attributable to a decrease in our loss from operations of $258,000, and a decrease in our interest and other expense, net of $1,367,000, as discussed above.

Adjusted EBITDA

Adjusted EBITDA (“AEBITDA”), a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, severance, acquisition costs, stock-based compensation, impairment charges and interest and other expense, net. AEBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, AEBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. AEBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of AEBITDA to net loss is shown below:

	Year Ended December 31,
	2014	2013	Increase (Decrease)
Net loss	$(2,755)	$(4,211)	$1,456
Income tax expense (benefit)	139	(30)	169
Depreciation and amortization	2,735	2,860	(125)
Amortization of financing costs and debt discount	89	1,703	(1,614)
Interest and other expense, net	1,343	1,096	247
EBITDA	1,551	1,418	133
Stock-based compensation	600	1,203	(603)
Severance	184	860	(676)
Acquisition costs	—	259	(259)
Impairment charges	2,342	680	1,662
Adjusted EBITDA	$4,677	$4,420	$257

Liquidity and Capital Resources

As of December 31, 2014, we had $1,938,000 of cash and working capital of $2,515,000. Our cash balance as of December 31, 2014 includes restricted cash of $185,000 (as discussed in Note 3 to our consolidated financial statements). For the years ended December 31, 2014 and 2013, we generated net losses of $2,755,000 and $4,211,000, respectively, and net cash provided by operating activities of $1,785,000 and $2,300,000, respectively. We generated cash flow from operations even though we incurred net losses as our net losses include certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

In October 2013, we completed a refinancing of the Company’s former debt obligations and entered into a new loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. On February 27, 2015, the Company and Main Street entered into an amendment to the Main Street Loan Agreement to revise certain of the Company’s financial covenants and ratio levels.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) through April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During 2014 and 2013, the Company made principal payments of $149,000 and $0 on the Main Street Revolver, respectively, and no principal payments on the Main Street Term Loan. During 2014 and 2013, the Company received advances on the Main Street Revolver of $249,000 and $300,000, respectively.

As of December 31, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $400,000 and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending December 31, 2015. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during 2015; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of December 31, 2014. The principal payments related to these debt agreements are estimates and actual payments may vary.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of December 31, 2014, the principal balance on the SRS Note was $1,785,000. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) modified the interest payment due dates so that interest that accrues after March 1, 2015 is no longer payable on a quarterly basis but will accrue and be payable upon maturity unless certain trailing AEBITDA targets are met. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the sum of the Company’s trailing six month AEBITDA less $3,000,000. As of December 31, 2014, the Company made two $50,000 principal payments, totaling $100,000, on the SRS Note based on achievement of the AEBITDA threshold.

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the “ATM Offering”). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Through December 31, 2014, the Company sold 325,000 shares in the ATM Offering at a weighted-average selling price of $1.28 per share for gross proceeds of $416,000. Net proceeds totaled $377,000, reflecting reductions for the 3% commission to MLV and other offering expenses.

Net cash used in investing activities for 2014 and 2013 was $2,172,000 and $900,000, respectively, primarily related to the purchase of property and equipment. For 2015, we plan to use approximately $1,500,000 for capital expenditures; mainly related to strengthening our core infrastructure, networking equipment and systems to improve and automate the delivery of the Company's service offerings to our customers.

Net cash provided by financing activities for 2014 was $31,000, attributable to $377,000 of net proceeds from the ATM Offering, partially offset by (i) $216,000 of principal payments on our capital lease obligations, (ii) purchase of restricted stock of $66,000 on behalf of employees to satisfy minimum statutory tax withholding requirements, and (iii) payment of $59,000 in debt issuance costs related to the Main Street Loan Agreement.

Net cash used in financing activities for 2013 was $1,324,000, attributable to: (i) net proceeds of $8,978,000 related to the proceeds from debt issuance to Main Street, less facility fees and expenses described above, (ii) repayment of former debt obligations and related fees and expenses totaling $9,762,000, (iii) $289,000 of transaction costs related to the exchange of Series B-1 preferred stock to common stock in 2013, and (iv) $251,000 of principal payments on our capital lease obligations.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of December 31, 2014, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. There also can be no assurance that we will be able to raise capital through the ATM Offering as may be needed or upon acceptable stock prices. In the event we need access to capital to fund operations and provide growth capital beyond the ATM Offering and our existing Main Street credit facility, we have historically been able to raise capital in private placements. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

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

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2014 and 2013, the Company recorded impairment charges of $145,000 and $615,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company's business.

Capitalized Software Costs.  The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. During 2014 and 2013, we recorded impairment charges of $248,000 and $65,000 respectively, for certain discrete projects that were abandoned.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates in a single reporting unit. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow (“DCF”) methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment test performed at November 30, 2014, the estimated fair value of the reporting unit significantly exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

Intangible Assets. Intangible assets include customer relationships, affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. During the year ended December 31, 2014, the Company performed an impairment test of intangible assets and determined that an impairment charge of $1,696,000 was required (see Note 5 to our consolidated financial statements for further discussion).

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

Amendment to Main Street Loan Agreement

On February 27, 2015, the Company and its subsidiaries, as borrowers, and Main Street, as lender and as administrative agent and collateral agent for itself and lender, entered into a First Amendment to Loan Agreement to, among other things, revise certain of the Company’s financial covenants and ratio levels, including the Company’s funded debt to EBITDA ratio and fixed charge coverage ratio.

The foregoing summary description of the First Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to Loan Agreement, a copy of which is attached hereto as Exhibit 10.26 and is incorporated herein by reference.

Amended SRS Note

On February 27, 2015, the Company amended and restated the SRS Note. The Third Amended and Restated Nonnegotiable Promissory Note made in favor of Shareholder Representative Services LLC, in its capacity as the representative of the prior stockholders of Affinity amends and restates the Second Amended and Restated Nonnegotiable Promissory Note issued by the Company in favor of SRS on February 24, 2014. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) modified the interest payment due dates so that interest that accrues after March 1, 2015 is no longer payable on a quarterly basis but will accrue and be payable upon maturity unless certain trailing AEBITDA targets are met.

The foregoing summary description of the Third Amended and Restated Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Note, a copy of which is attached hereto as Exhibit 10.27 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investors page of our website at www.glowpoint.com. We intend to satisfy the disclosure requirement under Item 406(c) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website at the address and the location specified above.

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2014. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2014. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2014. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2014. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2014. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 26 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012, and incorporated herein by reference).

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

10.3#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.4#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.5#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.6#*	Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers).
10.7#*	Form of Performance-Vested Restricted Stock Unit Agreement (Employees).
10.8#*	Form of Time-Vested Restricted Stock Unit Agreement (Executive Officers).
10.9#*	Form of Time-Vested Restricted Stock Unit Agreement (Employees).
10.10#*	Form of Director Restricted Stock Unit Agreement.
10.11#
Board of Directors Compensation Plan, as adopted on March 12, 2012 (filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).

10.12
Form of Series A-2 Preferred Exchange Agreement, dated March 29, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

10.13
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

10.16
Stockholders Agreement, by and among Glowpoint and holders of Series B-1 Preferred Stock, dated August 3, 2011 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

10.17
Series B-1 Preferred Exchange Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013, and incorporated herein by reference).

10.18
Registration Rights Agreement, dated as of August 9, 2013, by and between Glowpoint, Inc. and GP Investment Holdings, LLC (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013, and incorporated herein by reference).

10.19
Registration Rights Agreement between Glowpoint, Inc. and Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of October 1, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2012, and incorporated herein by reference).

10.20#
Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 13, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2013, and incorporated herein by reference).

10.21#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.22#
Separation Agreement and General Release between Glowpoint, Inc. and Joseph Laezza, dated as of January 13, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2013, and incorporated herein by reference).

10.23#
Separation Agreement and General Release between Glowpoint, Inc. and Alp Tolga Sakman, dated as of March 22, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.24#
Separation Agreement between Glowpoint, Inc. and Steven B. Peri, dated as of September 13, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2013, and incorporated herein by reference).

10.25
Loan Agreement, dated October 17, 2013, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2013, and incorporated herein by reference).

10.26*
First Amendment to Loan Agreement, dated February 27, 2015, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto.

10.27*
Third Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 27, 2015.

10.28
Letter Agreement, dated April 4, 2014, among Glowpoint, Inc., GP Investment Holdings, LLC, Main Street Capital Corporation, Brian Pessin, Sandra Pessin and Norman Pessin (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014, and incorporated herein by reference).

10.29#	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.30
At Market Issuance Sales Agreement, dated as of September 16, 2014, between Glowpoint, Inc. and MLV & Co. LLC (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2014, and incorporated herein by reference).

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

March 5, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 5th day of March 2015 in the capacities indicated.

/s/ Peter Holst	Chief Executive Officer, President and Director (Principal Executive Officer)
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Patrick Lombardi	Director and Chairman of the Board
Patrick Lombardi

/s/ Kenneth Archer	Director
Kenneth Archer

/s/ James Cohen	Director
James Cohen

/s/ David Giangano	Director
David Giangano

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 5, 2015

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,938	$2,294
Accounts receivable, net	3,273	4,077
Prepaid expenses and other current assets	1,025	404
Total current assets	6,236	6,775
Property and equipment, net	3,246	2,867
Goodwill	9,825	9,825
Intangibles, net	3,047	5,998
Other assets	262	421
Total assets	$22,616	$25,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$400	$950
Current portion of capital lease	41	217
Accounts payable	1,220	1,885
Accrued expenses and other liabilities	1,576	2,277
Accrued dividends	40	20
Accrued sales taxes and regulatory fees	444	590
Total current liabilities	3,721	5,939
Long term liabilities:
Capital lease, net of current portion	1	43
Deferred tax liability	142	—
Long term debt, net of current portion	10,785	10,235
Total long term liabilities	10,928	10,278
Total liabilities	14,649	16,217
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 53 shares issued and outstanding and liquidation preference of $396 at December 31, 2014 and 2013, respectively	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 35,950,732 and 35,306,169 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	4
Treasury stock, 40,000 and 0 shares at December 31, 2014 and 2013, respectively	(66)	—
Additional paid-in capital	178,476	177,357
Accumulated deficit	(170,614)	(167,859)
Total stockholders’ equity	7,967	9,669
Total liabilities and stockholders’ equity	$22,616	$25,886

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
Revenue	$32,156	$33,454
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	18,294	19,504
Research and development	1,019	662
Sales and marketing	3,307	3,812
General and administrative	5,643	7,378
Impairment charges	2,342	680
Depreciation and amortization	2,735	2,860
Total operating expenses	33,340	34,896
Loss from operations	(1,184)	(1,442)
Interest and other expense:
Interest expense and other, net	1,343	1,096
Amortization of deferred financing costs	89	976
Amortization of debt discount	—	727
Total interest and other expense, net	1,432	2,799
Loss before income taxes	(2,616)	(4,241)
Income tax expense (benefit)	139	(30)
Net loss	$(2,755)	$(4,211)
Preferred stock dividends	20	20
Net loss attributable to common stock holders	$(2,775)	$(4,231)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.08)	$(0.14)

Weighted average number of common shares:
Basic and diluted	34,885	30,525

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2014 and 2013
(In thousands, except shares of Series B-1 and A-2 Preferred Stock)

	Series B-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	100	$10,000	53	$167	28,887	$3	—	$—	$166,481	$(163,648)	$13,003
Net loss	—	—	—	—	—	—	—	—	—	(4,211)	(4,211)
Stock-based compensation	—	—	—	—	—	—	—	—	1,038	—	1,038
Forfeiture of restricted stock, net of issuance	—	—	—	—	(462)	—	—	—	—	—	—
Stock issued in connection with debt amendment	—	—	—	—	100	—	—	—	148	—	148
Preferred stock exchange	(100)	(10,000)	—	—	6,767	1	—	—	9,710	—	(289)
Preferred stock dividends	—	—	—	—	—	—	—	—	(20)	—	(20)
Exercise of options	—	—	—	—	14	—	—	—	—	—	—
Balance at December 31, 2013	—	$—	53	$167	35,306	$4	—	$—	$177,357	$(167,859)	$9,669
Net loss	—	—	—	—	—	—	—	—	—	(2,755)	(2,755)
Stock-based compensation	—	—	—	—	—	—	—	—	563	—	563
Issuance of restricted stock to settle accrued 2013 bonuses	—	—	—	—	123	—	—	—	204	—	204
Issuance of restricted stock	—	—	—	—	400	—	—	—	—	—	—
Forfeited restricted stock	—	—	—	—	(224)	—	—	—	—	—	—
Cost of preferred stock exchange	—	—	—	—	—	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	—	—	(20)	—	(20)
Options exercised	—	—	—	—	20	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	40	(66)	—	—	(66)
Issuance of common stock under an at-the-market sales agreement, net of expenses	—	—	—	—	326	—	—	—	377	—	377
Balance at December 31, 2014	—	$—	53	$167	35,951	$4	40	$(66)	$178,476	$(170,614)	$7,967

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from Operating Activities:
Net loss	$(2,755)	$(4,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,735	2,860
Bad debt (recovery) expense	(131)	149
Amortization of deferred financing costs	89	976
Amortization of debt discount	—	727
Stock-based compensation	600	1,203
Gain on debt forgiveness	—	(103)
Impairment charges	2,089	680
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	935	(179)
Prepaid expenses and other current assets	(621)	493
Other assets	71	214
Accounts payable	(726)	(499)
Accrued expenses and other liabilities	(497)	(78)
Accrued sales taxes and regulatory fees	(146)	68
Deferred tax liability	142	—
Net cash provided by operating activities	1,785	2,300
Cash flows from Investing Activities:
Proceeds from sale of equipment	4	2
Cash paid for acquisition costs	—	(46)
Purchases of property and equipment	(2,176)	(856)
Net cash used in investing activities	(2,172)	(900)
Cash flows from Financing Activities:
Cost of preferred stock exchange	(5)	(289)
Principal payments for capital lease	(216)	(251)
Proceeds from new credit facility, net of expenses of $322	—	8,978
Repayment of former debt obligations and expenses of $482	—	(9,762)
Principal payments under borrowing arrangements	(249)	—
Advances on borrowing arrangements	249	—
Proceeds from issuance of common stock	416	—
Payment of equity issuance costs	(39)	—
Payment of debt issuance costs	(59)	—
Purchase of treasury stock	(66)	—
Net cash provided by (used in) financing activities	31	(1,324)
Increase (decrease) in cash and cash equivalents	(356)	76
Cash at beginning of year	2,294	2,218
Cash at end of year	$1,938	$2,294

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,330	$1,200
Non-cash investing and financing activities:
Accrued capital expenditure	$81	$—
Acquisition of equipment under capital lease	$—	$38
Preferred stock exchange and conversion	$—	$10,000
Common stock issued in connection with debt amendment	$—	$148
Common stock issued to broker in connection with preferred stock exchange	$—	$135
Accrued preferred stock dividends	$20	$20
Issuance of restricted stock to settle accrued 2013 bonuses	$165	$—

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

Note 2 - Liquidity, Basis of Presentation and Summary of Significant Accounting Policies

Liquidity

As of December 31, 2014, we had $1,938,000 of cash and working capital of $2,515,000. Our cash balance as of December 31, 2014 includes restricted cash of $185,000 (as discussed in Note 3). For the year ended December 31, 2014, we generated a net loss of $2,755,000 and net cash provided by operating activities of $1,785,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver (see Note 6).

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the “ATM Offering”). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Through December 31, 2014, the Company sold 325,000 shares in the ATM Offering at a weighted-average selling price of $1.28 per share for gross proceeds of $416,000. Net proceeds totaled $377,000, reflecting reductions for the 3% commission to MLV and other offering expenses.

Based on our current projection of revenue, expenses, capital expenditures and cash flows, the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of December 31, 2014, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. There also can be no assurance that we will be able to raise capital through the ATM Offering as may be needed or upon acceptable stock prices. In the event we need access to capital to fund operations and provide growth capital beyond the ATM Offering and our existing Main Street credit facility, we have historically been able to raise capital in private placements. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries, Affinity and GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory

-F 6-

purposes. On December 31, 2014, the Company merged Affinity, its wholly owned subsidiary, into the Company. All material inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $54,000 and $221,000 at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable and accounts payable to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our debt obligations (see Note 6) approximate their fair values, which are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2014 and 2013 or during the years then ended.

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

-F 7-

Revenue related to professional services is recognized at the time the services are performed. Revenues derived from other sources are recognized when services are provided or events occur.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2014 and 2013, we included taxes of $1,233,000 and $1,339,000, respectively, in revenue and we included taxes of $1,197,000 and $1,283,000, respectively, in cost of revenue.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates as a single reporting unit. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow (“DCF”) methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment tests performed at November 30, 2014, the estimated fair value of the reporting unit exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of fixed assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations.

The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2014, we capitalized internal use software costs of $1,343,000 and we amortized $588,000 of these costs. For the year ended December 31, 2013, we capitalized internal use software costs of $317,000 and we amortized $506,000 of these costs. During the years ended December 31, 2014 and 2013, we recorded impairment losses of $248,000 and $65,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Deferred Financing Costs

-F 8-

Deferred financing costs, included in other assets, relate to fees and expenses incurred in connection with entering into our debt agreements (see Note 6), and are amortized as interest expense over the contractual lives of the related credit facilities.

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

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718 share based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period.  The Company values its stock option awards using the Black-Scholes option valuation model.

Research and development

Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services.

Accounting Standards Update

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Reclassifications

-F 9-

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 - Restricted Cash

As of December 31, 2014, our cash balance of $1,938,000 included restricted cash of $185,000. The $185,000 pertains to a letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 16), and is secured by an equal amount of cash pledged as collateral, and such cash is held in a restricted bank account. As of December 31, 2013, our cash balance of $2,294,000 included restricted cash of $242,000.

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013	Estimated Useful Life
Network equipment and software	$11,156	$10,151	3 to 5 Years
Computer equipment and software	2,730	2,514	3 to 4 Years
Collaboration equipment	497	497	5 Years
Leasehold improvements	522	525	(*)
Office furniture and equipment	622	769	5 to 10 Years
	15,527	14,456
Accumulated depreciation	(12,281)	(11,589)
Property and equipment, net	$3,246	$2,867
(*) – Depreciated over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation expense was $1,477,000 and $1,602,000 for the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the Company recorded asset impairment charges of $145,000 and $615,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company's business. These charges are recognized as "Impairment Charges" on our Consolidated Statements of Operations.

Note 5 - Intangible Assets

Intangible assets consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013	Estimated Useful Life
Customer relationships	$4,335	$5,100	5 Years
Affiliate network	994	1,710	12 Years
Trademarks	548	760	8 Years
	5,877	7,570
Accumulated amortization	(2,830)	(1,572)
Intangible assets, net	$3,047	$5,998

In connection with the Company’s annual evaluation of intangible assets in the fourth quarter of 2014, we determined that the forecasted net revenue streams for 2015 and subsequent periods associated with the intangible assets recorded in connection with the Affinity acquisition are anticipated to be lower than originally forecasted. As such, the future cash flows associated with these intangible assets has diminished and the carrying values of the intangible assets exceeded their fair values. Therefore, we recorded an impairment charge of $1,696,000 during the year ended December 31, 2014, recognized as "Impairment Charges" on our Consolidated Statements of Operations. This impairment charge consisted of $765,000 for customer relationships, $716,000 for affiliate network and $215,000 for trademarks.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. Accumulated amortization as of December 31, 2014 consisted of $2,295,000 for customer relationships, $321,000 for affiliate network and $214,000 for trademarks. Related amortization expense was $1,258,000 and $1,258,000 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

-F 10-

2015	$869
2016	869
2017	683
2018	127
2019	127
Thereafter	372
Total	$3,047

Note 6 - Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
SRS Note	$1,785	$1,885
Main Street Term Loan	9,000	9,000
Main Street Revolver	400	300
	11,185	11,185
Less current maturities	(400)	(950)
Long-term debt, net of current portion	$10,785	$10,235

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2014, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. As of December 31, 2013, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $300,000 on the Main Street Revolver, and the Company used these proceeds to repay former debt obligations during 2013.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) starting on February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company (as defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases) during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the year ended December 31, 2014, the Company made principal payments of $149,000 on the Main Street Revolver and no principal payments on the Main Street Term Loan. During the year ended December 31, 2014, the Company received advances on the Main Street Revolver of $249,000.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA (“AEBITDA”) ratio covenant as defined in the Main Street Loan Agreement. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due,

-F 11-

failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable. As of December 31, 2014, the Company was in compliance with all required covenants. On February 27, 2015, the Company and Main Street entered into an amendment to the Main Street Loan Agreement to revise certain of the Company’s financial covenants and ratio levels.

Deferred financing costs related to our debt agreements of $84,000 are included in prepaid expenses and other current assets and $192,000 are included in other assets as of December 31, 2014. Deferred financing costs related to our debt agreements of $363,000 are included in other assets as of December 31, 2013. The financing costs are amortized to interest expense using the effective interest method over the term of each loan through each maturity date. For the year ended December 31, 2014, we recorded $89,000 of amortization of financing costs. For the year ended December 31, 2013, we recorded $976,000 of amortization of financing costs, and $727,000 of amortization of debt discount. As a result of the payoff of the Company’s former debt obligations in 2013, the Company charged to interest and other expense in the year ended December 31, 2013: (i) the remaining unamortized portion of the debt financing costs from these former debt obligations as of the payoff date, which totaled $710,000 and (ii) the remaining unamortized portion of the debt discount from a former debt obligation, which was $619,000 as of the payoff date.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of December 31, 2014 and 2013 the principal balance on the SRS Note was $1,785,000 and $1,885,000, respectively. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) revised the payment of interest from quarterly in arrears to payment on July 6, 2017 of all interest earned after March 1, 2015, unless certain trailing AEBITDA targets are met as defined in the agreement. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the sum of the Company’s trailing six month AEBITDA less $3,000,000. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements for the three months ended March 31, 2015. During the year ended December 31, 2014, the Company made two $50,000 principal payments, totaling $100,000, on the SRS Note based on achievement of the AEBITDA threshold.

In February 2014, the Company amended and restated the SRS Note. The amended note, which was effective as of December 31, 2013 (i) reduced the principal amount of the SRS Note by $203,000 to $1,885,000, (ii) increased the interest rate from 8% to 10% per annum and (iii) extended the maturity date from December 31, 2014 to January 4, 2016. The Company concluded that this amendment was a debt modification and not an extinguishment in accordance with ASC Topic 470-50 “Debt - Modifications and Extinguishments”. The Company recorded the $203,000 reduction of the SRS Note as follows for the year ended December 31, 2013: (i) a $40,000 decrease to general and administrative expenses relating to reimbursement of certain expenses, ii) a $60,000 increase in accrued expenses and iii) a $103,000 increase to other income.

As of December 31, 2014, the current portion of long-term debt recorded on the Company's balance sheet was $400,000, which reflects principal payments the Company expects to pay in 2015 on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending December 31, 2015. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended December 31, 2015; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of December 31, 2014. The principal payments related to these debt agreements are estimates and actual payments may vary.

Future maturities of long-term debt are estimated as follows (in thousands):

	Main Street Revolver	Main Street Term Loan	SRS Note	Total
2015	$400	$—	$—	$400
2016	—	—	—	—
2017	—	—	1,785	1,785
2018	—	9,000	—	9,000
	$400	$9,000	$1,785	$11,185

-F 12-

Note 7 - Capital Lease Obligations

During the year ended December 31, 2014, the Company did not enter into any non-cancelable capital lease agreements. Depreciation expense on the equipment under the capital leases for the years ended December 31, 2014 and 2013 was $51,000 and $158,000, respectively. Future minimum commitments under all non-cancelable capital leases are as follows (in thousands):

	Interest	Principal	Total
2015	$1	$41	$42
2016	—	1	1
	$1	$42	$43

As of December 31, 2014, the current portion of the capital lease obligation is $41,000 and the long-term portion is $1,000.

Note 8 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Due from vendors	$95	$26
Prepaid maintenance contracts	119	98
Deferred installation costs	30	58
Prepaid insurance	132	94
Prepaid equity issuance costs	100	—
Prepaid software licenses	123	—
Other prepaid expenses	342	128
Deferred financing costs	84	—
Prepaid expenses and other current assets	$1,025	$404

Note 9 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Our accrual as of December 31, 2014 includes estimates for taxes due where we plan to proactively contact various taxing authorities and voluntarily disclose potential sales and use tax liabilities. Accrued sales taxes and regulatory fees as of December 31, 2014 and 2013 are $444,000 and $590,000, respectively.

Note 10 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accrued compensation	$271	$755
Accrued severance costs	20	306
Accrued communication costs	272	328
Accrued professional fees	146	138
Accrued interest	143	137
Other accrued expenses	457	253
Deferred revenue	76	197
Customer deposits	191	163
Accrued expenses and other liabilities	$1,576	$2,277

Note 11 - Equity-Based Compensation

-F 13-

Glowpoint 2014 Stock Incentive Plan

On April 22, 2014, the Board of Directors of the Company (the “Board”) adopted the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), subject to requisite stockholder approval. On May 28, 2014, the 2014 Plan was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock are available for issuance pursuant to awards under the 2014 Plan. No awards were granted under the 2014 Plan during the year ended December 31, 2014.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect accordance with their terms. As of December 31, 2014, options to purchase a total of 87,000 shares of common stock were outstanding.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2014, options to purchase a total of 1,263,000 shares of common stock were outstanding.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

In our stock incentive plans, the exercise price of the awards are established by the administrator of the plan and, in the case of incentive stock options (“ISOs”) issued to employees who are less than 10% stockholders, the per share exercise price must be equal to at least 100% of the fair market value of a share of the common stock on the date of grant or not less than 110% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The administrator of the plan determines the terms and provisions of each award granted, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

For the year ended December 31, 2014, no options were granted, 50,000 options expired, and 50,000 options were exercised and converted into 20,000 shares of common stock. The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions during the year ended December 31, 2013 as shown in the table below. No assumptions are presented for the year ended December 31, 2014 as no options were granted during this period.

Year Ended December 31,
2013
Risk free interest rate	0.8%
Expected option lives	5 years
Expected volatility	103.2%
Estimated forfeiture rate	10%
Expected dividend yields	—
Weighted average grant date fair value of options	$1.39

-F 14-

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

A summary of stock options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2014 and 2013 (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2012	1,857	$3.07	605	$2.93
Granted	1,075	1.84
Exercised	(70)	1.61
Expired	(14)	13.56
Forfeited	(1,056)	3.16
Options outstanding, December 31, 2013	1,792	$2.21	410	$2.71
Granted	—	—
Exercised	(50)	0.90
Expired	(50)	5.29
Forfeited	(342)	2.70
Options outstanding, December 31, 2014	1,350	$2.02	729	$2.05

Additional information as of December 31, 2014 is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.51	175	7.67	$1.29	85	$1.29
$1.52 – $1.96	70	3.23	1.71	70	1.71
$1.98 – $2.05	892	7.96	1.98	438	1.98
$2.12 – $2.60	97	5.50	2.34	70	2.35
$2.68 – $7.68	116	6.32	3.29	66	3.50
	1,350	7.36	$2.02	729	2.05

A summary of unvested options as of, and changes during the years ended December 31, 2014 and 2013, is presented below (options in thousands):

-F 15-

	Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, December 31, 2012	1,252	$2.27
Granted	1,075	1.39
Vested	(85)	1.43
Forfeited	(860)	2.25
Unvested options outstanding, December 31, 2013	1,382	$1.57
Granted	—	—
Vested	(597)	1.46
Forfeited	(163)	2.20
Unvested options outstanding, December 31, 2014	622	$1.51

Stock option compensation expense relating to stock option awards is allocated as follows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
General and administrative	$356	$646
	$356	$646

The intrinsic value of vested options at December 31, 2014 and 2013 was $3,000 and $6,000, respectively.  The intrinsic value of unvested options at December 31, 2014 and 2013 was $7,000 and $48,000, respectively. The intrinsic value of exercised options for the year ended December 31, 2014 and 2013 was $30,000 and $27,000, respectively.

The remaining unrecognized stock-based compensation expense for options at December 31, 2014 was $786,000, of which $20,000, representing 10,000 options, will only be expensed upon a “change in control” and the remaining $766,000 will be amortized over a weighted average period of approximately 1.8 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2014 and 2013 was de minimis.  No compensation costs were capitalized as part of the cost of an asset.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2014 and 2013, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2012	1,294	$2.43
Granted	388	1.28
Vested	(367)	1.43
Forfeited	(850)	2.56
Unvested restricted shares outstanding, December 31, 2013	465	$2.03
Granted	522	1.53
Vested	(122)	1.54
Forfeited	(224)	2.32
Unvested restricted shares outstanding, December 31, 2014	641	$1.61

The number of restricted shares vested during the year ended December 31, 2014 includes 40,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $66,000 of minimum statutory tax withholding requirements. Such shares are held in the Company's treasury stock as of December 31, 2014.

-F 16-

Stock compensation expense relating to restricted stock awards are allocated as follows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Cost of revenue	$36	$40
Research and development	12	8
Sales and marketing	29	56
General and administrative	167	453
	$244	$557

During the year ended December 31, 2014, additional paid in capital was increased by $204,000 relating to the issuance of restricted stock for settlement of bonuses, of which $165,000 was recorded in accrued expenses as of December 31, 2013. Stock based compensation expense related to these accrued bonuses was recorded during the year ended December 31, 2013.

The remaining unrecognized stock-based compensation expense for restricted stock at December 31, 2014 was $689,000, of which $38,000, representing 15,000 shares, will only be expensed upon a “change in control” and the remaining $651,000 will be amortized over a weighted average period of 2.6 years.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2014 and 2013 was de minimis. No compensation costs were capitalized as part of the cost of an asset.

Note 12 - Common Stock

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the “ATM Offering”). MLV acts as sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock is being sold at market prices at the time of the sale, and, as a result, prices may vary. Sales in the ATM Offering are being made pursuant to the prospectus supplement dated September 16, 2014, which supplements the Company’s prospectus dated January 22, 2013, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2013. Through December 31, 2014, the Company sold 325,000 shares in the ATM Offering at a weighted-average selling price of $1.28 per share for gross proceeds of $416,000. Net proceeds totaled $377,000, reflecting reductions for the 3% commission to MLV and other offering expenses. The Company has recorded approximately $125,000 of expenses for the offering, excluding MLV commissions and other fees of $14,000, in prepaid expenses and other current assets as of December 31, 2014. The Company will charge these costs against additional paid-in capital as shares are sold under the ATM Offering. During the year ended December 31, 2014, $25,000 of such costs were recorded against additional paid-in capital.

Note 13 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2014, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

During the year ended December 31, 2013, the Company exchanged all 100 issued and outstanding shares of Series B-1 Preferred Stock pursuant to exchange agreements between the Company and the holders of this preferred stock (the “Exchange Agreements”) for 6,667,286 shares of the Company’s common stock. The liquidation preference for the Preferred Shares was approximately $10,247,000, representing an effective conversion price for the Company’s common stock issued pursuant to the Exchange Agreements of $1.54 per share. In connection with the Exchange Agreements, the holders of the Preferred Shares waived their claim to accrued dividends on the Preferred Shares in the approximate amount of $247,000. The Company recorded the reversal of these accrued dividends as a reduction to Preferred Stock Dividends on the accompanying consolidated statement of operations. During the years ended December 31, 2014 and 2013, the Company incurred approximately $5,000 and $289,000 of costs in connection with the Exchange Agreements, respectively, which were recorded as a reduction to additional paid-in capital. The Company also issued 100,000 of shares of Common Stock to a broker in October 2013, recorded in stockholders’ equity as a cost of the preferred stock exchange equal to a value of

-F 17-

$135,000. This value was based on the October 15, 2013 stock price of $1.35 (see Note 20 for further discussion). The Exchange Agreements were recorded through stockholders’ equity.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.9844 as of December 31, 2014. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,500 shares of common stock as of December 31, 2014. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the year ended December 31, 2014, the conversion price was adjusted from $3.00 per share to $2.9844 per share as a result of sales in the ATM Offering during this period. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. All dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2014 and 2013, the Company has recorded $40,000 and $20,000, respectively, in accrued dividends on the accompanying balance sheet related to the Series A-2 Preferred Stock.

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

Note 14 - Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2014 and 2013, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

Diluted loss per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of unvested restricted stock, stock options, and preferred stock. For the years ended December 31, 2014 and 2013, diluted net loss per share is the same as basic net loss per share due to the Company’s net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive.

The following table represents a reconciliation of the basic and diluted loss per share computations contained in our consolidated financial statements (in thousands, except per share data):

	Year Ended
	December 31,
	2014	2013
Net loss	$(2,755)	$(4,211)
Less: preferred stock dividends	20	20
Net loss attributable to common stockholders	$(2,775)	$(4,231)

Weighted average shares outstanding - basic	34,885	30,525
Weighted average shares outstanding - diluted	34,885	30,525
Basic net loss per share	$(0.08)	$(0.14)
Diluted net loss per share	$(0.08)	$(0.14)

-F 18-

The weighted-average diluted shares of common stock outstanding as of December 31, 2014 excludes the effect of 1,300,000 out-of-the-money options, because their effect would be anti-dilutive.

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average shares of common stock outstanding (in thousands):

	Year Ended
	December 31,
	2014	2013
Unvested restricted stock	670	465
Shares of common stock issuable upon conversion of preferred stock, Series A-2	133	133
Stock options outstanding	1,350	1,792

Note 15 - Interest Expense and Other, Net

The components of interest expense and other, net for the years ended December 31, 2014 and 2013 are presented below (in thousands):

	December 31,
	2014	2013
Interest expense for debt	$1,322	$1,179
Interest expense for capital lease	8	21
Forgiveness of debt	—	(103)
Interest income	(5)	(1)
Other expense (income)	18	—
Interest expense and other, net	$1,343	$1,096

Note 16 - Commitments and Contingencies

Operating Leases

We lease several facilities under operating leases expiring through 2020. Certain leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2014 and 2013 were $671,000 and $765,000, respectively.

During 2014, the Company vacated its Pennsylvania office space and recorded an impairment charge of $253,000 representing the estimated net present value of the Company’s contractual obligation over the remaining lease term, adjusted for estimated sublease payments and other associated costs. This impairment charge is recorded in Impairment Charges on the Company’s consolidated statements of operations for the year ended December 31, 2014. In August 2014, the Company entered into a termination agreement relating to this lease. In exchange for the Company’s termination payment of $150,000, paid in 2014, the Company was released from all future obligations under the lease.

In July 2014, the Company entered into an operating lease for office space in Oxnard, California to replace other office space the Company previously rented in California on a month-to-month basis. The commencement date for this lease started in December 2014 and the term of the lease is for 64 months. The monthly rent expense for this office space approximates $7,000. The future minimum lease commitments shown above include commitments for this new operating lease.

For the year ended December 31, 2014 and through February 2015, the Company leased office space in New Jersey on a month-to-month basis. Effective March 1, 2015, the Company terminated this lease and no longer leases office space in New Jersey. The Company is evaluating potential impairment charges that would be recorded in the first quarter of 2015 relating to idle property and equipment for our former office.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

-F 19-

Year Ending December 31,
2015	261
2016	294
2017	301
2018	308
2019	88
2020	23
$1,275

Commercial Commitments

We have entered into a number of agreements with our suppliers to purchase communications and consulting services. Some of the agreements require a minimum amount of services to be purchased over the life of the agreement, or during a specified period of time. Glowpoint believes that it will meet its commercial commitments. Historically, in certain instances where Glowpoint did not meet the minimum commitments, no penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreements are similar to those offered by other suppliers. Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

Letter of Credit

As of December 31, 2014, the Company had an outstanding irrevocable standby letter of credit with Comerica Bank for $185,000 to serve as our security deposit for our lease of office space in Colorado.

Note 17 - Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. Our largest customer, a channel partner, represented a total of approximately 11% of our revenue for the year ended December 31, 2014, and 7% of our outstanding accounts receivable at December 31, 2014. This customer has notified the Company that it intends to terminate the services provided by the Company on or before June 30, 2015. Two additional customers accounted for 15% and 13% of our outstanding accounts receivable at December 31, 2014. For the year ended December 31, 2013, approximately 21% of revenues were derived from two wholesale channel partners. The loss of any one of these partners could have a material adverse effect on our business and results of operations.

Note 18 - Income Taxes

The following table sets forth income before taxes and the income tax expense (benefit) for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Current:
State	4	(30)
	4	(30)
Deferred:
Federal	124	—
State	11	—
	135	—
Income tax expense (benefit)	$139	$(30)

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2014 and 2013 as shown in the following table (in thousands):

-F 20-

	Year Ended December 31,
	2014	2013
U.S. federal income taxes at the statutory rate	$(916)	$(1,372)
State taxes, net of federal effects	(77)	(297)
Permanent differences	22	310
Impact of state tax rate change to deferred	1,282	—
Expired net operating loss carry-forwards	—	1,635
Other	297	14
Change in valuation allowance	(469)	(320)
Income tax expense (benefit)	$139	$(30)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2014 and 2013 is presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Tax benefit of operating loss carry forward	$14,280	$15,490
Reserves and allowances	172	232
Accrued expenses	79	263
Charitable Contributions	184	196
Goodwill	—	192
Equity based compensation	543	650
Fixed assets	229	306
Texas margin tax temporary credit	253	260
Total deferred tax assets	15,740	17,589
Valuation allowance	(15,099)	(15,568)
Net deferred tax assets	$641	$2,021

Deferred tax liabilities:
481(a) adjustment	3	—
Goodwill	135	—
Intangible amortization	645	2,021
Total deferred tax liabilities	$783	$2,021

Net deferred tax liability	$(142)	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance during the year is a decrease of $469,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change.  As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $1.9 million of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the net operating loss carryforwards could be subject to further limitation.  At December 31, 2013 we had federal net operating loss carryforwards of $37,349,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2034.  At December 31, 2014, we had federal net operating loss carryforwards of $37,393,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2035. The Company also has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

-F 21-

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2014 and 2013.

The federal and state tax returns for the years ending December 31, 2013, 2012, 2011 and 2010 are currently open and the tax return for the year ended December 31, 2014 will be filed by September 2015.

Note 19 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Employer contributions to the 401(k) plan for the years ended December 31, 2014 and 2013 were $122,000 and $95,000, respectively.

Note 20 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors for the Company, is an officer of ABM. Revenue from ABM for the years ended December 31, 2014 and 2013 were $133,000 and $136,000, respectively. As of December 31, 2014, the accounts receivable attributable to ABM was $0.

The Company received general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca (the “Consulting Agreement”), who until April 4, 2014 served as a member of our Board of Directors. The Consulting Agreement was a month-to-month engagement pursuant to which the Company paid Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services. The Consulting Agreement was terminated on April 4, 2014 in connection with Mr. DeLuca’s resignation as a director of the Company. Related party consulting fees pursuant to this agreement for the years ended December 31, 2014 and 2013 were $39,000 and $150,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2014, there were no remaining payment obligations to Mr. DeLuca.

During 2013, the Company received financial advisory services from Burnam Hill Partners, LLC (“BHP”) under certain engagement agreements. Jason Adelman, a principal of BHP, is a greater than 5% shareholder of the Company. In October 2013, the Company terminated all such engagement agreements with BHP. In connection with the termination of the agreements with BHP referenced above and to settle amounts due to BHP for financial advisory services, the Company agreed to pay BHP $100,000 and issue 100,000 of shares of Common Stock to BHP. The $100,000 fee and value of stock were included as a cost of the Series B-1 Preferred Stock Exchange (see Note 13) in 2013. The shares were valued at $135,000 using the October 15, 2013 stock price of $1.35. Other financial advisory fees paid to BHP for the years ended December 31, 2014 and 2013, recorded in General and Administrative expenses on the Company’s consolidated statements of operations were $0 and $96,000, respectively. As of December 31, 2014, there were no remaining payment obligations to BHP.

Pursuant to a Sales Partner Agreement between Glowpoint and Nancy K. Holst, Ms. Holst was entitled to certain sales commissions. Ms. Holst is the wife of Peter Holst, the Company’s President and CEO. For the years ended December 31, 2014 and 2013, she earned $0 and $21,000, respectively; and such commissions have been recorded in Sales and Marketing expenses on the Company’s consolidated statements of operations. The Company terminated the Sales Partner Agreement with Ms. Holst effective December 31, 2013 and no amounts are due to Ms. Holst as of December 31, 2014.

As of December 31, 2014, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholder of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of December 31, 2014, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock. Main Street is the Company’s debt lender (see Note 6).

-F 22-

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company.

Note 21 - Subsequent Events

On February 27, 2015 the Company amended and restated its promissory note with Shareholder Representative Services LLC. See discussion in Note 6, Debt.

On February 27, 2015 the Company amended its loan agreement with Main Street. See discussion in Note 6, Debt.

For the year ended December 31, 2014 and through February 2015, the Company leased office space in New Jersey on a month-to-month basis. Effective March 1, 2015, the Company terminated this lease and no longer leases office space in New Jersey. The Company is evaluating potential impairment charges that would be recorded in the first quarter of 2015 relating to idle property and equipment for our former office. See discussion in Note 16, Commitments and Contingencies.

During January and February 2015, the Company issued a total of 2,773,992 restricted stock units under the Glowpoint 2014 Stock Incentive Plan. 712,600 of these awards are time-based restricted stock units and 2,061,392 are performance-based restricted stock units. The performance-based restricted stock units vest based solely upon the Company’s achievement of certain annual financial targets over a three-year period.

-F 23-