Form 10-Q
period 2015-03-31
GLOWPOINT, INC.
filed 2015-05-06
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 4, 2015 was 35,693,000.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,871	$1,938
Accounts receivable, net	3,557	3,273
Prepaid expenses and other current assets	703	1,025
Total current assets	6,131	6,236
Property and equipment, net	3,361	3,246
Goodwill	9,825	9,825
Intangibles, net	2,830	3,047
Other assets	213	262
Total assets	$22,360	$22,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$400	$400
Current portion of capital lease obligations	25	41
Accounts payable	1,421	1,220
Accrued expenses and other liabilities	1,493	1,576
Accrued dividends	45	40
Accrued sales taxes and regulatory fees	463	444
Total current liabilities	3,847	3,721
Long term liabilities:
Capital lease obligations, net of current portion	—	1
Deferred tax liability	142	142
Long term debt, net of current portion	10,785	10,785
Total long term liabilities	10,927	10,928
Total liabilities	14,774	14,649
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 53 shares issued and outstanding and liquidation preference of $396 at March 31, 2015 and December 31, 2014	167	167
Common stock, $.0001 par value;150,000,000 shares authorized; 35,872,000 shares issued and 35,693,000 outstanding at March 31, 2015 and 35,951,000 shares issued and 35,911,000 outstanding at December 31, 2014	4	4
Treasury stock, 179,000 and 40,000 shares at March 31, 2015 and December 31, 2014, respectively	(205)	(66)
Additional paid-in capital	178,468	178,476
Accumulated deficit	(170,848)	(170,614)
Total stockholders’ equity	7,586	7,967
Total liabilities and stockholders’ equity	$22,360	$22,616

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$7,163	$7,981
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,949	4,870
Research and development	298	166
Sales and marketing	708	825
General and administrative	1,403	1,584
Impairment charges	125	326
Depreciation and amortization	555	688
Total operating expenses	7,038	8,459
Income (loss) from operations	125	(478)
Interest and other expense:
Interest expense and other, net	337	334
Amortization of deferred financing costs	22	22
Total interest and other expense, net	359	356
Loss before income taxes	(234)	(834)
Income tax expense	—	—
Net loss	(234)	(834)
Preferred stock dividends	5	5
Net loss attributable to common stockholders	$(239)	$(839)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average number of shares of common stock:
Basic and diluted	35,482	34,858

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	53	$167	35,951	$4	40	$(66)	$178,476	$(170,614)	$7,967
Net loss	—	—	—	—	—	—	—	(234)	(234)
Stock-based compensation	—	—	—	—	—	—	113	—	113
2014 Plan equity issuance costs	—	—	—	—	—	—	(34)	—	(34)
Forfeited restricted stock	—	—	(96)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(5)	—	(5)
Repurchase of common stock	—	—	—	—	139	(139)	—	—	(139)
Issuance of common stock under an at-the-market sales agreement, net of expenses of $100	—	—	17	—	—	—	(82)	—	(82)
Balance at March 31, 2015	53	$167	35,872	$4	179	$(205)	$178,468	$(170,848)	$7,586

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(234)	$(834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	555	688
Bad debt recovery	(3)	(107)
Amortization of deferred financing costs	22	22
Stock-based compensation expense	113	233
Impairment charges	125	101
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(281)	564
Prepaid expenses and other current assets	187	(6)
Other assets	28	8
Accounts payable	206	(179)
Accrued expenses and other liabilities	(116)	44
Net cash provided by operating activities	602	534
Cash flows from investing activities:
Purchases of property and equipment	(533)	(434)
Proceeds from sale of equipment	3	—
Net cash used in investing activities	(530)	(434)
Cash flows from financing activities:
Costs of preferred stock exchange	—	(5)
Principal payments for capital lease obligations	(18)	(65)
Principal payments under borrowing arrangements	—	(49)
Proceeds from issuance of common stock	18	—
Payment of debt issuance costs	—	(59)
Purchase of treasury stock	(139)	(30)
Net cash used in financing activities	(139)	(208)
Decrease in cash and cash equivalents	(67)	(108)
Cash at beginning of period	1,938	2,294
Cash at end of period	$1,871	$2,186

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$355	$328

Non-cash investing and financing activities:
Preferred stock dividends	$5	$5
Issuance of restricted stock to settle accrued 2013 bonuses	$—	$165
Accrued capital expenditure	$48	$—
Recognition of prepaid equity issuance costs as additional paid-in capital	$134	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 - Business Description and Basis of Presentation

Business Description

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014, the statement of stockholders' equity for the three months ended March 31, 2015 and the statement of cash flows for the three months ended March 31, 2015 and 2014. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed balance sheet as of December 31, 2014 was derived from audited financial statements as of December 31, 2014. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Liquidity

As of March 31, 2015, we had $1,871,000 of cash and working capital of $2,284,000. Our cash balance as of March 31, 2015 includes restricted cash of $148,000 (as discussed in Note 4). For the three months ended March 31, 2015, we generated a net loss of $234,000 and net cash provided by operating activities of $602,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows).

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. On February 27, 2015, the Company and Main Street entered into an amendment to the loan agreement to revise certain of the Company's financial covenants and ratio levels (as amended, the "Main Street Loan Agreement"). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”).

As of March 31, 2015, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

Based on our current projection of revenue, expenses, capital expenditures and, cash flows the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. As of March 31, 2015, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be able to raise capital as may be needed or upon acceptable stock prices. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Note 3 - Summary of Significant Accounting Policies

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

Accounting Standards Updates

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The FASB has issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 by one year. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $38,000 and $54,000 at March 31, 2015 and December 31, 2014, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three months ended March 31, 2015, we included taxes of $330,000 in revenue, and we included taxes of $309,000 in cost of revenue. For the three months ended March 31, 2014, we included taxes of $326,000 in revenue, and we included taxes of $310,000 in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2015 and 2014, the Company recorded impairment losses of $125,000 and $101,000, respectively, relating to property and equipment, primarily consisting of furniture and leasehold improvements, associated with the closure of our former Pennsylvania and New Jersey offices (as discussed in Note 12).

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2015, we capitalized internal use software costs of $523,000, and we amortized $125,000 of these costs. For the three months ended March 31, 2014, we capitalized internal-use software costs of $428,000 and we amortized $163,000 of these costs. During the three months ended March 31, 2015 and 2014, no impairment losses were recorded.

Note 4 - Restricted Cash

As of March 31, 2015, our cash balance of $1,871,000 included restricted cash of $148,000. The $148,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 12) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account. As of December 31, 2014, our cash balance of $1,938,000 included restricted cash of $185,000.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation	$381	$271
Accrued severance costs	22	20
Accrued communication costs	200	272
Accrued professional fees	88	146
Accrued interest	119	143
Other accrued expenses	254	382
Deferred rent expense	91	75
Deferred revenue	128	76
Customer deposits	210	191
Accrued expenses and other liabilities	$1,493	$1,576

Note 6 - Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
SRS Note	$1,785	$1,785
Main Street Term Loan	9,000	9,000
Main Street Revolver	400	400
	11,185	11,185
Less current maturities	(400)	(400)
Long-term debt, net of current portion	$10,785	$10,785

As discussed in Note 2, the Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility and a $2,000,000 senior secured revolving loan facility. As of March 31, 2015, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) from February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. For this purpose, "Excess Cash Flow" is defined in the Main Street Loan Agreement and is effectively equal to the cash flow from operations less capital expenditures less principal payments on capital leases. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2015, the Company was not required to make any principal payments on the Main Street Revolver or Main Street Term Loan.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events and covenants and restrictive provisions which may, among other things, limit the Company's ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA (“AEBITDA”) ratio covenant as defined in the Main Street Loan Agreement. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable. As of March 31, 2015, the Company was in compliance with all required covenants.

Deferred financing costs related to our debt agreements of $83,000 and $84,000 are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively. Deferred financing costs related to our debt agreements $180,000 and $192,000 are included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended March 31, 2015 and 2014, amortization of financing costs was $22,000 for each period.

In connection with the October 2012 acquisition of Affinity VideoNet, Inc. ("Affinity"), the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC ("SRS"), on behalf of the prior stockholders of Affinity. As of both March 31, 2015 and December 31, 2014, the principal balance on the SRS Note was $1,785,000. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) revised the payment of interest from quarterly in arrears to payment on July 6, 2017 of all interest earned after March 1, 2015, unless certain trailing AEBITDA targets are met as defined in the agreement. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. The Company analyzed the amendment and determined that the future cash flows did not change by more than 10% and thus accounted for the amendment as a debt modification. During the three months ended March 31, 2015, the Company was not required to make any principal payments on the SRS Note.

As of March 31, 2015, the current portion of long-term debt recorded on the Company's balance sheet was $400,000, which reflects principal payments the Company expects to pay in the twelve months ended March 31, 2016 on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending March 31, 2016. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended March 31, 2016; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of March 31, 2015. The principal payments related to these debt agreements are estimates and actual payments may vary.

Note 7 - Capital Lease Obligations

During the three months ended March 31, 2015, the Company did not enter into any non-cancelable capital lease agreements. Depreciation expense on the equipment under the capital lease obligations for the three months ended March 31, 2015 and 2014 was $13,000 and $40,000, respectively. As of March 31, 2015 the current portion of the Company's capital lease obligations is $25,000 and the long-term portion is $0.

Note 8 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2015, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 53 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of March 31, 2015. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of March 31, 2015. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the three months ended March 31, 2015, the conversion price was adjusted from $2.9844 per share to $2.9835 per share as a result of sales in the ATM Offering during this period (see Note 9). The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2015, the Company has recorded approximately $45,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the Series A-2 Preferred Stock.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 9 - Common Stock

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the "ATM Offering"). On March 20, 2015, the Company and MLV mutually agreed to terminate this agreement. MLV acted as the sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock was sold at market prices at the time of the sale, and, as a result, prices varied. Sales in the ATM Offering were being made pursuant to the prospectus supplement dated September 16, 2014, which supplemented the Company's prospectus dated January 22, 2013, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2013. During the three months ended March 31, 2015, the Company sold 17,000 shares in the ATM Offering at a weighted-average selling price of $1.11 per share for gross proceeds of $19,000. Net proceeds totaled $18,000, reflecting reductions for the 3% commission to MLV and other offering expenses. The Company initially recorded approximately $125,000 of expenses for the offering, excluding MLV commissions and other fees, in prepaid expenses and other current assets. The Company charged approximately $100,000 of these costs against additional paid-in capital during the three months ended March 31, 2015 upon the termination of the ATM offering.

Note 10 - Stock Based Compensation

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance pursuant to awards under the 2014 Plan. During the three months ended March 31, 2015, 2,769,000 awards were granted under the 2014 Plan. As of March 31, 2015, 1,631,000 shares are available for issuance pursuant to awards under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect accordance with their terms. As of March 31, 2015, options to purchase a total of 87,000 shares of common stock were outstanding.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of March 31, 2015, options to purchase a total of 1,263,000 shares of common stock were outstanding.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2015, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2014	1,350	$2.02	729	$2.05
Granted	—	—
Exercised	—	—
Expired	(3)	7.68
Forfeited and canceled	(26)	2.10
Options outstanding, March 31, 2015	1,321	$2.00	796	$2.06

Stock-based compensation expense related to stock options is allocated as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
General and administrative	$102	$141
	$102	$141

The remaining unrecognized stock-based compensation expense for options as of March 31, 2015 was $664,000 and will be amortized over a weighted average period of approximately 1.68 years.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2015 or 2014. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2015, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2014	641	$1.61
Granted	—	—
Vested	(234)	1.62
Forfeited	(96)	1.68
Unvested restricted shares outstanding, March 31, 2015	311	$1.59

The number of shares of restricted stock vested during the three months ended March 31, 2015 includes 139,000 shares withheld and repurchased by the Company on behalf of employees and members of the Board to satisfy $139,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company's treasury stock as of March 31, 2015.

Stock-based compensation expense related to restricted stock is allocated as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$(22)	$16
Research and development	(5)	3
Sales and marketing	(31)	2
General and administrative	(1)	71
	$(59)	$92

During the three months ended March 31, 2015, the Company recorded a reversal of $88,000 in stock-based compensation expense of which $26,000 related to expense for unvested awards that were forfeited and $62,000 related to revised estimates for expense previously recorded on performance-based awards.

Certain restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The remaining unrecognized stock-based compensation expense for restricted stock as of March 31, 2015 was $453,000. Of this amount, $255,000 relates to time-based awards with a remaining weighted average period of 2.09 years. The remaining $198,000 of unrecognized stock based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2015 or 2014. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2015, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2014	—	$—
Granted	2,769	1.04
Vested	—	—
Forfeited	—	—
Unvested restricted stock units outstanding, March 31, 2015	2,769	$1.04

Stock-based compensation expense related to restricted stock units is allocated as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$2	$—
Research and development	2	—
Sales and marketing	1	—
General and administrative	65	—
	$70	$—

Certain restricted stock unit awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock unit awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The remaining unrecognized stock-based compensation expense for restricted stock units as of March 31, 2015 was $2,810,000.
Of this amount $684,000 relates to time-based awards with a remaining weighted average period of 1.92 years. The remaining $2,126,000 of unrecognized stock based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2015, 2016 and 2017.

Note 11 - Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2015 and 2014, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic loss per share, as they are not considered issued and outstanding at time of grant.

Diluted loss per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of unvested restricted stock, unvested restricted stock units, stock options, and preferred stock. For the three months ended March 31, 2015 and 2014, diluted net loss per share is the same as basic net loss per share due to the Company's net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive.

The following table represents a reconciliation of the basic and diluted earnings per share computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(234)	$(834)
Less: preferred stock dividends	5	5
Net loss attributable to common stockholders	$(239)	$(839)

Weighted average shares outstanding - basic	35,482	34,858
Weighted average shares outstanding - diluted	35,482	34,858
Basic net loss per share	$(0.01)	$(0.02)
Diluted net loss per share	$(0.01)	$(0.02)

The weighted average diluted shares of common stock outstanding for the three months ended March 31, 2015 excludes the effect of 1,300,000 out-of-the-money options, because their effect would be anti-dilutive.

The following table sets forth the potential shares of common stock that were excluded from diluted weighted average shares of common stock outstanding (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Unvested restricted stock	311	684
Shares of common stock issuable upon conversion of preferred stock, Series A-2	133	133
Stock options outstanding	1,321	1,665
Unvested restricted stock units	2,769	—

Note 12 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2015 and 2014 were $126,000 and $165,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2015, are as follows (in thousands):

Year Ending December 31,
Remaining 2015	$208
2016	294
2017	301
2018	308
2019	88
2020	23
$1,222

For the year ended December 31, 2014 and through February 2015, the Company leased office space in New Jersey on a month-to-month basis. In March 2015, the Company terminated this lease and no longer leases office space in New Jersey. The Company recorded impairment losses of $125,000 relating to property and equipment, primarily consisting of furniture and leasehold improvements.

During the first quarter of 2014, the Company vacated its Pennsylvania office space and recorded an impairment charge of $225,000 representing the estimated net present value of the Company’s contractual obligation over the remaining lease term, adjusted for estimated sublease payments and other associated costs. The Company recorded impairment losses of $101,000 relating to property and equipment, primarily consisting of furniture and leasehold improvements. These charges are recorded in Impairment Charges on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014. In August 2014, the Company entered into a termination agreement relating to this lease. In exchange for the Company's termination payment of $150,000, paid in 2014, the Company was released from all future obligations under the lease.

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

In June 2010, the Company entered into a Technology Development & Operations Outsourcing arrangement with UTC Associates, Inc. (“UTC”). In March 2015, the Company received a demand letter from UTC regarding the expiration of the UTC arrangement. The letter alleges default by the Company of certain minimum commitment amounts contained in the arrangement and notifies the Company of UTC’s intent to commence litigation in the event that the Company does not pay $957,000 allegedly due UTC under the arrangement. The Company believes the demand to be without merit and intends to vigorously defend itself in any litigation filed in connection with this dispute.

Letters of Credit

As of March 31, 2015, the Company had an outstanding irrevocable standby letter of credit with Comerica Bank for $148,000 to serve as our security deposit for our lease of office space in Colorado. See Note 4.

Note 13 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. Our largest customer, a channel partner, represented a total of approximately 10% of our revenue for the three months ended March 31, 2015, and 14% of our outstanding accounts receivable at March 31, 2015. One additional customer, a channel partner, accounted for 12% of accounts receivable at March 31, 2015 and approximately 11% and 9% of our revenue for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. This customer notified the Company that it intends to terminate the services provided by the Company on or before June 30, 2015. The loss of a major customer without the replacement of such revenue from other existing or new customers would have a material adverse effect on the Company’s financial results and operations.

Note 14 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. ("ABM"). James S. Lusk, who serves on the Board of Directors of the Company, was an officer of ABM from 2007 until April 2015. Revenue from ABM for the three months ended March 31, 2015 and 2014 was $33,000 and $33,000, respectively. As of March 31, 2015, the accounts receivable attributable to ABM was $11,000.

The Company received general corporate strategy and management consulting services under a Consulting Agreement entered into on September 1, 2010 from Jon A. DeLuca (the “Consulting Agreement”), who until April 4, 2014 served as a member of our Board of Directors. The Consulting Agreement was a month-to-month engagement pursuant to which the Company paid Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services. The Consulting Agreement was terminated on April 4, 2014 in connection with Mr. DeLuca’s resignation as a director of the Company. Related party consulting fees pursuant to this agreement for the three months ended March 31, 2015 and 2014 were $0 and $37,500, respectively; and such fees have been recorded in General and Administrative expenses on the Company's condensed consolidated statements of operations. As of March 31, 2015, there were no remaining payment obligations to Mr. DeLuca.

As of March 31, 2015, Peter Holst, the Company's President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of March 31, 2015, Main Street owns 7,711,517 shares, or 22%, of the Company's common stock. Main Street is the Company's debt lender (see Note 6).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2014 as filed with the SEC with our Annual Report on Form 10-K filed on March 5, 2015. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, future revenues, expenses and cash flows; estimated 2015 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; our intention to retain any earnings to finance development; our ability to raise capital in equity offerings or otherwise; and possible results of the UTC dispute.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2015. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2014, as filed with the SEC with our Annual Report on Form 10-K filed on March 5, 2015.

Results of Operations

Three Months Ended March 31, 2015 (the “2015 Period”) compared to Three Months Ended March 31, 2014 (the "2014 Period")

Revenue. Total revenue decreased $818,000 to $7,163,000 in the 2015 Period from $7,981,000 in the 2014 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
Video collaboration services	$4,280	$4,625
Network services	2,727	3,028
Professional and other services	156	328
Total revenue	$7,163	$7,981

•
Revenue for video collaboration services decreased $345,000 to $4,280,000 in the 2015 Period from $4,625,000 in the 2014 Period. The decrease is mainly attributable to net attrition of customers. Approximately 33% of the decrease for video collaboration services revenue between the 2015 Period and the 2014 Period is due to lower revenue from one of our larger customers that began terminating services in the 2015 Period (see Note 13 to the Notes to our Condensed Consolidated Financial Statements for further discussion) and the remaining decrease is mainly attributable to a decrease in video meeting suites given lower demand for these services in favor of desktop and mobile video meetings.

•
Revenue for network services decreased $301,000 to $2,727,000 in the 2015 Period from $3,028,000 in the 2014 Period. The decrease is mainly attributable to net attrition of customers and lower demand for these services.

•
Revenue for professional and other services decreased $172,000 to $156,000 in the 2015 Period from $328,000 in the 2014 Period. The decrease is mainly attributable to lower professional support services.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased $921,000 to $3,949,000 in the 2015 Period from $4,870,000 in the 2014 Period. Cost of revenue, as a percentage of total revenue, was 55% and 61% for the 2015 Period and 2014 Period, respectively. The improvement in our cost of revenue as a percentage of revenue for the 2015 Period as compared to the 2014 Period, is mainly attributable to lower personnel, infrastructure and overhead costs.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development increased $132,000 to $298,000 in the 2015 Period from $166,000 in the 2014 Period. The increase is primarily attributable to higher personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased $117,000 to $708,000 in the 2015 Period from $825,000 in the 2014 Period. The decrease is primarily attributable to lower personnel costs in the 2015 Period.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses decreased by $181,000 to $1,403,000 in the 2015 Period from $1,584,000 in the 2014 Period. This decrease is mainly attributable to the following: (i) a decrease in personnel costs of $115,000, (ii) a decrease in severance charges of $67,000 and (iii) a decrease in stock-based compensation expense of $46,000.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $133,000 to $555,000 in the 2015 Period from $688,000 in the 2014 Period. The decrease is primarily attributable to 2014 disposals of property and equipment that have no related charges in the 2015 Period.

Income (Loss) from Operations. The Company generated income from operations of $125,000 in the 2015 Period which represented an improvement of $603,000 from the loss from operations of $478,000 in the 2014 Period. The improvement in our income from operations is primarily attributable to a decrease in operating expenses partially offset by a decrease in revenue, as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in the 2015 Period was $359,000, which was comprised of interest charges on our outstanding debt of $337,000 and amortization of deferred financing costs of $22,000. Interest and other expense in the 2014 Period was $356,000, which was comprised of interest charges on our outstanding debt of $334,000 and amortization of deferred financing costs of $22,000.

Income Taxes. There was no provision for income taxes recorded in the 2015 and 2014 Periods.

Net Loss. Net loss for the 2015 Period was $234,000, a decrease of $600,000 from net loss of $834,000 in the 2014 Period. The decrease in our net loss for the 2015 Period is primarily attributable to the decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the 2015 Period was $239,000, a decrease of $600,000 from the net loss attributable to common stockholders of $839,000 in the 2014 Period. The decrease in our net loss attributable to common stockholders is primarily attributable to the decrease in operating expenses partially offset by the decrease in revenue, as discussed above.

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

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(234)	$(834)
Depreciation and amortization	555	688
Interest and other expense, net	359	356
EBITDA	680	210
Stock-based compensation	113	233
Severance	53	120
Operating lease impairment	—	225
Impairment charges	125	101
Adjusted EBITDA	$971	$889

Liquidity and Capital Resources

As of March 31, 2015, we had $1,871,000 of cash and working capital of $2,284,000. Our cash balance as of March 31, 2015 includes restricted cash of $148,000 (as discussed in Note 4 to our condensed consolidated financial statements included in this Report). For the three months ended March 31, 2015, we generated a net loss of $234,000 and net cash provided by operating activities of $602,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows).

Net cash used in investing activities for the three months ended March 31, 2015 was $530,000 and represented the purchase of property and equipment and capitalized internal-use software costs mainly related to our service delivery platform. Net cash used in financing activities for the three months ended March 31, 2015 was $139,000, attributable to purchase of treasury stock of $139,000 on behalf of employees and members of our Board to satisfy minimum statutory tax withholding requirements.

As of March 31, 2015, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2015, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan as follows: (i) from February 15, 2014 to April 15, 2015 in an amount equal to 33% of Excess Cash Flow generated by the Company during the trailing fiscal quarter and (ii) from August 15, 2015 to August 15, 2018 in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter. For this purpose, "Excess Cash Flow"

is defined in the Main Street Loan Agreement and is effectively equal to the cash flow from operations less capital expenditures less principal payments on capital leases. In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2015, the Company made no principal payments on the Main Street Revolver and no principal payments on the Main Street Term Loan.

As of March 31, 2015 the Company had outstanding borrowings of $1,785,000 on the SRS Note. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) revised the payment of interest from quarterly in arrears to payment on July 6, 2017 of all interest earned after March 1, 2015, unless certain trailing AEBITDA targets are met as defined in the agreement. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company's trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the three months ended March 31, 2015, the Company made no principal payments on the SRS Note.

As of March 31, 2015, the current portion of long-term debt recorded on the Company's balance sheet was $400,000, which reflects principal payments the Company expects to pay in the twelve months ended March 31, 2016 on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending March 31, 2016. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended March 31, 2016; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of March 31, 2015. The principal payments related to these debt agreements are estimates and actual payments may vary.

Based on our current projection of revenue, expenses, capital expenditures and, cash flows the Company believes that it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. As of March 31, 2015, we have availability of $1,600,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be able to raise capital as may be needed or upon acceptable stock prices. If the current or future economic conditions negatively impact us and we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Glowpoint has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the SEC on March 5, 2015. There have been no material changes to these risks during the three months ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1 through January 31, 2015	88,080	$1.05	—	N/A
March 1 through March 31, 2015	50,491	$94	—	N/A
Total	138,571	$1.01	—	N/A

(1)
Represents shares of Common Stock transferred to the Company satisfy tax obligations in connection with the vesting of shares of restricted stock held by employees and members of the Board of Directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Separation Agreement by and between Glowpoint, Inc. and Scott Zumbahlen dated February 9, 2015, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2015, and incorporated herein by reference.

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

GLOWPOINT, INC.

5/6/2015	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

5/6/2015	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)