Form 10-K
period 2015-12-31
GLOWPOINT, INC.
filed 2016-03-17
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $16,004,484.

The number of shares of the Registrant’s common stock outstanding as of March 15, 2016 was 35,864,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors”. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; our anticipated capital expenditures for 2016; estimated 2016 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangements; our ability to refinance our indebtedness and/or renegotiate existing financial covenants; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; possible results and impact to the Company of the UTC Associates, Inc. (“UTC”) litigation; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents.

PART I
Item 1. Business

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Our Services

Video Collaboration Services

We provide a wide range of video collaboration services, from automated to orchestrated, to address the spectrum of user experience and business applications, in an effort to drive adoption of video throughout the enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with the following suite of services to meet their videoconferencing needs:

Managed Videoconferencing is a “high-touch” concierge-based offering where Glowpoint sets up and manages customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the Glowpoint Cloud, as described below under the heading “Intellectual Property”, and as an on-premise solution leveraging the customer’s existing video infrastructure. Managed videoconferencing is available globally and works effectively across multiple networks and video devices, including desktop and mobile devices. Despite a trend to move towards “self-service,” our customers remain reliant on our scheduling, event support and conference management services. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include:

Scheduling: Customers can schedule their videoconference using Microsoft Outlook®, Cisco TelePresence Management Suite®, or through Glowpoint’s CustomerPoint® web portal.

Call Launching: Once the videoconference is scheduled, it automatically launches at the designated time. Glowpoint will “bridge” the videoconference by calling the selected video endpoints at the time of the scheduled call and making sure they are properly connected. We believe that automated launching creates cost efficiencies for both customers and Glowpoint and provides a desired evolution path that aligns with the market trend towards increasing self-service models.

Conference Monitoring & Support: Glowpoint’s systems will monitor the video meeting to make sure everything remains properly connected and operable during a conference. If an incident occurs during a meeting, one of our conference producers can reconnect and/or fix issues per standard practices or as requested by the customer.

Conference Reports: Customer administrators can generate reports through our portal to show videoconference details, statistics and success rates.

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

Hybrid Videoconferencing helps enterprises migrate from managed videoconferencing to VMRs by bringing together attributes of both services. Users can schedule their VMR, add endpoints, and send invitations to participants through an online portal. At the scheduled time, the VMR is launched connecting the scheduled endpoints and allowing self-service users to join from video systems and desktop and mobile video apps. We introduced our Hybrid Video Conferencing service in the first quarter of 2015 as we believe that merging these connection capabilities accommodates all types of users and meetings.

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

Remote Service Management

Our Remote Service Management provides an overlay to enterprise information technology (“IT”) and channel partner support organizations and provides 24/7 support and management of customer video environments. Our services are designed to align with a globally recognized set of best practices, Information Technology Infrastructure Library (“ITIL”), to standardize processes and communicate through a consistent set of terms with our customers and partners. We leverage a best-in-class IT service management (“ITSM”) provider, ServiceNow Inc., to systematically provide Remote Service Management, as well as enable Glowpoint to integrate with an enterprise’s systems and workflows.

We offer three tiers of Service Management options, ranging from automated monitoring to end-to-end management to complement the needs of IT support organizations, as described below:

Resolve - Total Support is our most comprehensive management and support service and targets enterprises that want to completely offload day-to-day operations of their video environment to Glowpoint. We provide:

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

Site Certifications: Baseline testing of endpoints to make sure they are configured for optimal performance.

Service Level Agreements (“SLA”): Performance guarantees with our SLA backed services.

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

Sales and Marketing

We currently sell our services through a direct sales force and indirect sales channels. As of December 31, 2015, we had 8 full-time employees engaged in sales and marketing. Our sales/account management team is responsible for developing relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized companies.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as professional services, business services, computer software, manufacturing and financial services. The efforts of our channel sales group focuses on partnering with complementary system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements.

We primarily focus our marketing efforts on direct marketing programs aimed at our target buyer personas (e.g., IT decision makers) within our target verticals. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through public relations including social media and drive service enhancements using research and customer feedback.

Market Need

As enterprise and mid-market businesses increasingly seek to improve customer experience through the quality of communication services, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

•	increasing mobility of the workforce;

•
shifting priorities of business decision makers, including an increased preference for cloud delivery of applications, software-defined networking ("SDN" or "network virtualization"), and management of multiple and varied devices; and

•	the rise of multi-channel customer service involving multiple modes of communications.

Our objective is to re-shape and simplify the manner by which enterprises and mid-market companies use video and related collaboration tools. We have invested in leading collaboration and ITSM platforms and are well poised to serve a broad range of needs, from servicing conventional video systems to providing real-time support tools via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, we’ve focused our primary resources on the emerging landscape by evolving our view of the market and product approach in three important ways:

1.	We have invested in research and development and new technologies to develop and provide a more comprehensive suite of support systems and real-time analytics;

2.
We continue to evolve our product design philosophy, anticipating demand for products that are cloud and mobile enabled but also flexible, extensible, secure and reliable. The goal is to allow our customers to transition from old communications and collaboration technology to more comprehensive (unified) applications in a way that is manageable and highly cost-effective.

3.
We have increased our focus on re-packaging our products and services into simple, easy to purchase “bundles”. These bundles address the challenges faced by our customers and offer the advantage of being customizable where necessary to meet customer needs.

As we continue to transform Glowpoint into a service-led organization, revenue attributable to our core and legacy product lines and services have declined. We have worked to migrate customers from legacy products such as Managed Video Conferencing and Video Meeting Suites to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on maintaining positive cash flow from operations and investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (i) reducing headcount, (ii) closing office space, (iii) eliminating other real estate costs and infrastructure associated with unused or under-utilized facilities, (iv) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, and (v) implementing reductions in cost of revenue associated with external service providers.

Many enterprises have become dependent on video communications for increased productivity and reduced operating costs, thus making video communications part of their core business practices. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before. The growing combinations of hardware, software, and networks challenge enterprise IT organizations with finding the right fit for their business objectives. Enterprises must consider and account for implementation and integration, user adoption, analytics, management and support, and maintaining a return on investment with the existing technology deployment while preventing technology obsolescence. As a result, businesses are increasingly seeking an outsourced partner for managed services and hosted, cloud-based infrastructure to mitigate risk, reduce operational costs, and increase user satisfaction by delivering a higher caliber support level to their business. According to a 2015 report by Global Industry Analysts, Inc., the global market for videoconferencing services is expected to reach $2.9 billion by 2020, driven by the rising popularity of cloud-based videoconferencing services, and increasing use of videoconferencing in government, healthcare and education sectors.

We believe that many companies cannot fully support quality video communications on their existing infrastructure and networks. Enterprises have reduced or curtailed investments in immersive telepresence (“ITP”) video conferencing systems, now preferring cloud-based solutions and personal or smaller group video systems. Enabling video on desktops and increased mobility remains a primary enterprise objective. As demand for ITP systems and related services decreases, and the demand for mobility and personal video services increases, we will continue to evolve our solutions to align with and attempt to satisfy this market demand.

Glowpoint provides enterprises with the ability to simplify the video experience, which increases adoption and user participation. Glowpoint’s unique and wide range of video collaboration services is intended to provide a service for every user and meeting type within the enterprise. We believe our ITSM platform delivers the right tools, automation, and analytics to partners to enable a successful video deployment.

Competition

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, Citrix, Yorktel, SPS, Whitlock, BCS Global and AVI-SPL. We also compete with certain start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Skype for Business) and Polycom, are delivering competitive cloud-based video conferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. The Company’s competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe Glowpoint differentiates itself based on its full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. Market segments that account for 5% or more of our revenue for 2015, listed in order of approximate contribution to revenue, were as follows: 12% in consulting; 10% in executive search; 8% in broadcast media; 7% in engineering and construction; and 5% in insurance. Major customers are defined as direct customers or channel partners that account for more than 10% of our total revenue. For the year ended December 31, 2015, two major customers accounted for 12% and 10%, respectively, of our total revenue. For the year ended December 31, 2014, one major customer accounted for 11% of our total revenue. This customer stopped using our services as of June 30, 2015 and therefore accounted for 3% of our total revenue for the year ended December 31, 2015. Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

Intellectual Property

Glowpoint has invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to issued patents, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable our video applications.

Glowpoint Cloud Conferencing

The Glowpoint Cloud is based on a Service Oriented Architecture (“SOA”) framework that enables us to create unique unified communication service offerings. Glowpoint’s cloud based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid mix of public and private clouds.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Glowpoint’s suite of cloud and managed video services can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software such as Skype for Business, WebEx or even WebRTC, may all take advantage of the Glowpoint Cloud regardless of their choice of network. We have built the Glowpoint Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

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

Video Service Platform

In January 2015, Glowpoint launched our next generation Video Service Platform to provide enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow Inc., is currently available to Glowpoint’s channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows Glowpoint and its channel partners to seamlessly activate existing and new enterprise customers of Glowpoint.  It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement.  Other benefits provided to enterprise IT organizations include:

•	Better transparency into the performance of the enterprise collaboration environment via business intelligence metrics, reporting and management dashboards;

•	Greater scale with self-service support, giving end users an easy interface for submitting/tracking tickets;

•	Deeper expertise for managing video collaboration with access to Glowpoint’s Remote Service Management services and knowledge base;

•	More efficiencies gained by automating manual tasks and workflows including escalations, updates/notifications, and provisioning; and

•	Access to globally recognized set of best practices for service management (“ITIL”).

Patents

The development of our “video as a service” applications and network architecture has resulted in a significant amount of proprietary information and technology including real-time metering and billing for video calls and intelligent call routing. We believe that our patented proprietary technology provides an important barrier for competitive offerings of similar video communications services.

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

Research and Development

Glowpoint incurred research and development expenses of $1,350,000 in 2015 and $1,019,000 in 2014 related to the development of new service offerings and features and enhancements to our existing services.

Employees

As of December 31, 2015, we had approximately 96 employees. Of these employees, 62 are involved in customer support and operations, 13 in corporate functions, 13 in engineering and development, and 8 in sales and marketing. None of our employees are represented by a labor union. We believe that our employee relations are good.

Available Information

We are subject to the reporting requirements of the Exchange Act. The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these periodic reports, proxy statements and other information can be read and copied on official business days during the hours of 10 a.m. to 3 p.m. at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

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

Risks Related to Our Business

We may fail to comply with covenants contained in our loan agreement with Main Street Capital Corporation (“Main Street”).

Our loan agreement with Main Street, which was amended in February 2015, contains various covenants that limit our ability to engage in specific types of transactions, including covenants that limit our ability to:

·	incur or guarantee additional debt;

·	incur or assume certain liens;

·	make certain loans, advances or investments;

·	pay dividends;

·	make certain acquisitions or dispositions;

·	make certain capital expenditures;

·	prepay subordinated debt;

·	issue certain equity securities;

·	enter into transactions with affiliates; and

·	make certain increases in management compensation.

In addition, we are required to comply with certain financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant, that are tested on a quarterly basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report for a description of Adjusted EBITDA. Based on the Company’s current financial projections for 2016, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants, which may include renegotiation of our loan agreement with Main Street, a capital raise, a conversion of a portion of our debt to equity or a debt refinancing. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to fund our operating expenses, planned capital expenditures, and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors some of which are beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under our loan agreements or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, to seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to pursue other alternatives, including the disposition of material assets or operations, in order to satisfy our debt service and other obligations. However, we may not be able to consummate certain dispositions or financing transactions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, in the event we are successful in addressing our forecasted covenant violations for 2016, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report with the SEC. Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, capital improvements, expense for research and development, and the cost involved in protecting our proprietary rights. If we are unable to increase our revenue or achieve profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur additional debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors. Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and would have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We have a history of substantial net losses and we may incur future net losses.

We have reported a substantial net loss from operations in fiscal years 2013 through 2015. We cannot assure you that we will achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted and we could have difficulty obtaining capital to continue our operations.

We may incur substantial legal costs in litigation defense.

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company.  On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint.  On November 2, 2015, the Company filed a motion to dismiss the amended complaint.  On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims.  This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010.  UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision.  The Company believes that these claims are without merit and intends to vigorously defend itself.  The Company may incur substantial legal costs to defend this matter, and management may be required to focus its attention and time on this matter.  To the extent there is an adverse outcome with respect to this litigation, it could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2015, two major customers accounted for 12% and 10%, respectively, of our total revenue. The composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will be dependent in significant part on our ability to generate demand for our video collaboration services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with 8 employees in sales and marketing as of December 31, 2015, and without additional capital, we have limited resources and/or cash flow for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

We rely on third-party software that may be difficult to replace or may not perform adequately.

We integrate third-party licensed software components into our technology infrastructure (e.g., ServiceNow Inc.) in order to provide our services.  This software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third-party software may increase our expenses or impact the provisioning of our services. The failure of this third-party software could materially impact the performance of our services and may cause material harm to our business or results of operations.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that: any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Additionally, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include lack of growth or declines in revenue and our ability to control expenses relative to our revenue. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

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

Although the sale of shares to the public might increase the liquidity of our stockholders’ investments, the increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of your investment and perhaps hindering our ability to raise additional funds in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 1776 Lincoln Street, Suite 1300, in Denver, Colorado 80203. These premises consist of approximately 9,500 square feet of leased office space for which base rent is approximately $212,000 per year. We also lease office space in Oxnard, California that houses our bridging services group, help desk and technical personnel in approximately 3,400 square feet, the base rent of which is approximately $80,000 per year.

The Company leased office space in New Jersey on a month-to-month basis during the year ended December 31, 2014 through March 1, 2015 and from October 1, 2015 through March 2016. Effective in March 2016, the Company terminated the lease and no longer leases office space in New Jersey.

Item 3. Legal Proceedings

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company.  On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint.  On November 2, 2015, the Company filed a motion to dismiss the amended complaint.  On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims.  This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010.  UTC seeks monetary damages totaling $2,107,000, including

$1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision.  The Company believes that these claims are without merit and intends to vigorously defend itself.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Glowpoint’s securities trade on the NYSE MKT under the symbol “GLOW.”

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2014 and 2015, based upon information obtained from the NYSE MKT. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Glowpoint Common Stock
	High	Low
Year Ended December 31, 2014
First Quarter	$1.92	$1.31
Second Quarter	1.78	1.35
Third Quarter	1.59	1.27
Fourth Quarter	1.32	1.08
Year Ended December 31, 2015
First Quarter	$1.10	$0.87
Second Quarter	0.95	0.70
Third Quarter	0.98	0.54
Fourth Quarter	0.70	0.48

On March 15, 2016, the closing sale price of our common stock was $0.41 per share as reported on the NYSE MKT, and 35,864,314 shares of our common stock were held by approximately 132 holders of record. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2015 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflecting in Column (a)) (c)
Equity compensation plans approved by security holders	1,269,319	$1.98	2,237,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,269,319	$1.98	2,237,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2015.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

During 2015, we experienced a 21% decline in total revenue as compared to 2014, as discussed further below. Our business and revenue trends are affected by the current dynamic and competitive environment for video communications and network services. As of December 31, 2015, we had $1,764,000 of cash and working capital of $2,333,000. As discussed below in “Liquidity and Capital Resources”, we are currently exploring various alternatives to address our forecasted violations of our financial covenants during 2016, which may include renegotiation of our loan agreement with our senior lender, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. In the event we are successful in addressing our forecasted covenant violations for 2016, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. We believe that in order to reverse our revenue trends and ultimately increase sales, the Company will require additional capital to fund investments in sales and marketing and research and development to continually develop and enhance our service offerings.

Results of Operations
Year Ended December 31, 2015 (“2015”) versus Year Ended December 31, 2014 (“2014”)
Revenue. Total revenue decreased $6,615,000 (or 21%) in 2015 to $25,541,000 from $32,156,000 in 2014. This decrease is mainly attributable to: (i) a decrease of $4,569,000 in video collaboration services, (ii) a decrease of $1,580,000 in network services, and (iii) a decrease of $466,000 in professional and other services. These decreases are discussed in more detail below.

	Year Ended December 31, (in thousands)
	2015	% of Revenue	2014	% of Revenue
Revenue
Video collaboration services	$14,322	56%	$18,891	59%
Network services	10,420	41%	12,000	37%
Professional and other services	799	3%	1,265	4%
Total revenue	$25,541	100%	$32,156	100%

The following are the changes in the components of our revenue from 2014 to 2015:

•
Revenue for video collaboration services decreased $4,569,000 (or 24%) to $14,322,000 in 2015, from $18,891,000 in 2014. This decrease is mainly attributable to the following: (i) approximately 45% of the $4,569,000 decrease is due to lower 2015 revenue from our largest customer in 2014 as this customer stopped using our services as of June 30, 2015 (see discussion in “Customers” heading in Item 1), (ii) approximately 31% of the $4,569,000 decrease is due to lower revenue related to video meeting suites resulting from a customer shift in favor of desktop and mobile video products and technologies, and (iii) approximately 24% of the $4,569,000 decrease is due to net attrition of customers and other factors.

•
Revenue for network services decreased $1,580,000 (or 13%) to $10,420,000 in 2015 from $12,000,000 in 2014. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in the network services business.

•
Revenue for professional and other services decreased $466,000 (or 37%) to $799,000 in 2015 from $1,265,000 in 2014. This decrease is primarily attributable to a $655,000 decline in professional support services during 2015 for our largest customer in 2014 (as discussed above), partially offset by an increase in the resale of equipment.

We expect our revenue trends from 2014 to 2015 will continue in 2016 given the current dynamic and competitive environment for video collaboration and network services, and due to the limited resources we have to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $14,844,000 in 2015 from $18,294,000 in 2014. Cost of revenue, as a percentage of total revenue, was 58% and 57% for 2015 and 2014, respectively. The $3,450,000 decrease in cost of revenue from 2014 to 2015 is mainly attributable to lower costs associated with the $6,615,000 decrease in revenue during the same period. We reduced costs in the following areas in 2015 to keep our gross margin percentage fairly level from 2014 to 2015: personnel costs, network costs and external costs associated with video meeting suites.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development increased $331,000 to $1,350,000 in 2015 from $1,019,000 in 2014, primarily attributable to an increase in personnel costs due to higher average headcount in research and development during 2015.

Sales and Marketing. Sales and marketing expenses decreased $1,260,000 to $2,047,000 in 2015 from $3,307,000 in 2014. This decrease is primarily attributable to a decrease in personnel costs due to lower headcount. We reduced our total headcount in sales and marketing from 18 as of December 31, 2014 to 8 as of December 31, 2015.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance, human resources and information technology. General and administrative expenses decreased $227,000 to $5,416,000 in 2015 from $5,643,000 in 2014. This decrease is mainly attributable to the following: (i) a decrease in personnel costs of $430,000 and (ii) a decrease in severance charges of $93,000, partially offset by an increase in stock-based compensation expense of $318,000.

Impairment Charges. Impairment charges decreased $2,204,000 to $138,000 in 2015 from $2,342,000 in 2014. This decrease is mainly attributable to the following impairment charges we recorded in 2014 with no corresponding charges in 2015: (i) $1,696,000 related to the intangible assets recorded in connection with the acquisition of Affinity VideoNet, Inc. (see Note 5 to our consolidated financial statements for further discussion), (ii) $253,000 related to vacating our Pennsylvania office space during the first quarter of 2014 and (iii) $244,000 related to abandoned software projects.

Depreciation and Amortization. Depreciation and amortization expenses decreased $500,000 to $2,235,000 in 2015 from $2,735,000 in 2014. This decrease is mainly attributable to a $390,000 decrease in amortization expense related to intangible assets associated with the Affinity acquisition, as the book value of these assets was reduced in 2014 in connection with the impairment charge discussed above.

Loss from Operations. Loss from operations decreased to $489,000 in 2015 from $1,184,000 in 2014. The decrease in our loss from operations is mainly attributable to a decrease in our operating expenses as discussed above, partially offset by a decrease in revenue.

Interest and Other Expense, Net. Interest and other expense in 2015 was $1,484,000, comprised of: (i) $1,397,000 of interest expense on outstanding debt, net of interest income of $1,000, and (ii) $87,000 of amortization of deferred financing costs related to our debt obligations. Interest and other expense, net in 2014 was $1,432,000, comprised of: (i) $1,343,000 of interest expense on outstanding debt, net of interest income of $5,000, and (ii) $89,000 of amortization of deferred financing costs related to our debt obligations. This $52,000 increase in interest and other expense is primarily attributable to an increase in the interest rate of the SRS Note during 2015 (see Note 6 to our consolidated financial statements).

Income Taxes. For 2015, income tax expense of $170,000 was recorded as compared to $139,000 for 2014 (see Note 18 to our consolidated financial statements).

Net Loss. Net Loss decreased to $2,143,000 in 2015 from $2,755,000 in 2014. The $612,000 decrease in our net loss is mainly attributable to a decrease in our loss from operations of $695,000, discussed above.

Adjusted EBITDA

Adjusted EBITDA (“AEBITDA”), a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, severance, stock-based compensation, impairment charges and interest and other expense, net. AEBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, AEBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. AEBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of AEBITDA to net loss is shown below:

	Year Ended December 31,
	2015	2014	Increase (Decrease)
Net loss	$(2,143)	$(2,755)	$612
Income tax expense	170	139	31
Depreciation and amortization	2,235	2,735	(500)
Amortization of deferred financing costs	87	89	(2)
Interest and other expense, net	1,397	1,343	54
EBITDA	1,746	1,551	195
Stock-based compensation	813	600	213
Severance	91	184	(93)
Impairment charges	138	2,342	(2,204)
Adjusted EBITDA	$2,788	$4,677	$(1,889)

Liquidity and Capital Resources

As of December 31, 2015, we had $1,764,000 of cash and working capital of $2,333,000. Our cash balance as of December 31, 2015 includes restricted cash of $83,000 (as discussed in Note 3 to our consolidated financial statements). For the years ended December 31, 2015 and 2014, we generated net losses of $2,143,000 and $2,755,000, respectively, and net cash provided by operating activities of $1,237,000 and $1,785,000, respectively. We generated cash flow from operations even though we incurred net losses as our net losses include certain non-cash expenses that are added back to our cash flow from operations (as shown on our consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the year ended December 31, 2015, our cash flow from operations was reduced by $1,199,000 for interest payments on our indebtedness.

In October 2013, we completed a refinancing of the Company’s former debt obligations and entered into a new loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2015, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver.

Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2016, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During 2015 and 2014, the Company made principal payments of $613,000 and $249,000 respectively on the Main Street Revolver and no principal payments on the Main Street Term Loan. During 2015 and 2014, the Company received advances on the Main Street Revolver of $613,000 and $249,000, respectively.

As of December 31, 2015, the current portion of long-term debt recorded on the Company’s balance sheet was $400,000 and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on 50% of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending December 31, 2016. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during 2016; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of December 31, 2015. The principal payments related to these debt agreements are estimates and actual payments may vary. Assuming $9,000,000 of outstanding borrowings on the Main Street Term Loan during 2016, the Company projects interest payments of $1,080,000 in 2016 on the Main Street Term Loan.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of December 31, 2015, the principal balance on the SRS Note was $1,785,000. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) revised the payment of interest from quarterly in arrears to payment on July 6, 2017 of all interest earned after March 1, 2015, unless certain trailing AEBITDA targets are met as defined in the agreement. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the sum of the Company’s trailing six month AEBITDA less $3,000,000. During the years ended December 31, 2015 and 2014, the Company made principal payments of $0 and $100,000, respectively, on the SRS Note based on achievement of the AEBITDA threshold. We expect no principal or interest payments will be required during 2016 on the SRS Note, and accrued interest on the SRS Note will increase from $238,000 as of December 31, 2015 to $556,000 as of December 31, 2016.

Net cash used in investing activities for 2015 and 2014 was $1,244,000 and $2,172,000, respectively, primarily related to capitalized software costs included in purchase of property and equipment. For 2016, we expect to reduce capital expenditures as compared to 2015 in response to trends in our business.

Net cash used in financing activities for 2015 was $167,000, primarily attributable to (i) purchase of treasury stock of $140,000 on behalf of employees and members of our board to satisfy minimum statutory tax withholding requirements and (ii) $43,000 of principal payments on our capital lease obligations, offset by proceeds from issuance of common stock of $18,000.

Net cash provided by financing activities for 2014 was $31,000, attributable to $377,000 of net proceeds from an ATM Offering (see Note 12 to our consolidated financial statements for further discussion), partially offset by (i) $216,000 of principal payments on our capital lease obligations, (ii) purchase of treasury stock of $66,000 on behalf of employees to satisfy minimum statutory tax withholding requirements, and (iii) payment of $59,000 in debt issuance costs related to the Main Street Loan Agreement.

As of December 31, 2015, we have availability of $1,370,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. Based on the Company’s current financial projections for 2016, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants during 2016, which may include renegotiation of our loan agreement with Main Street, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. We expect to continually adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services as discussed above. In the event we are successful in addressing our forecasted covenant violations for 2016, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Revenue Recognition.  Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition”. Revenues derived from other sources are recognized when services are provided or events occur.

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

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2015 and 2014, the Company recorded impairment charges of $131,000 and $145,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business.

Capitalized Software Costs.  The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2015, we capitalized internal use software costs of $956,000 and we amortized $692,000 of these costs. For the year ended December 31, 2014, we capitalized internal use software costs of $1,343,000 and we amortized $588,000 of these costs. During 2015 and 2014, we recorded impairment charges of $7,000 and $248,000 respectively, for certain discrete projects that were abandoned.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates in a single reporting unit. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow (“DCF”) methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment test performed at November 30, 2015, the estimated fair value of the reporting unit exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

Intangible Assets. Intangible assets include customer relationships, affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. The Company performed its annual evaluation of intangible assets in the fourth quarter of 2015, and determined that the fair value of the long-

lived assets exceeds the carrying value, therefore no impairment charges are required for the year ended December 31, 2015. The Company recorded an impairment charge of $1,696,000 on these intangible assets during the year ended December 31, 2014 (see Note 5 to our consolidated financial statements for further discussion).

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management adopted ASU 2014-15 for the year ended December 31, 2015 and our accompanying consolidated financial statements incorporate all required disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10). The amendments in this update require deferred tax liabilities and assets be classified as noncurrent regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2015-05 on our financial statements and disclosures.

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases. The guidance in this update supersedes Topic 840, Leases. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2015. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2015. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2015. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2015. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2015. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

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
10.6#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.7#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.8#*	2016 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers).
10.9#*	2016 Form of Performance-Vested Restricted Stock Unit Agreement (Employees).
10.10#
Form of Time-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.11#
Form of Time-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.12#*	Form of Restricted Stock Grant Agreement.
10.13#	Form of Director Restricted Stock Unit Agreement (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).
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

10.16
Form of Series A-2 Preferred Exchange Agreement, dated September 30, 2010, between Glowpoint and the holders set forth therein (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2010, and incorporated herein by reference).

10.17
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

10.19#
Amended and Restated Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 28, 2016 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2016, and incorporated herein by reference).

10.20#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.21#
First Amendment to Employment Agreement between Glowpoint, Inc. and David Clark, dated as of January 28, 2016 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2016, and incorporated herein by reference).

10.22#
Severance and Release Agreement between Glowpoint, Inc. and Scott Zumbahlen, dated as of February 9, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2015, and incorporated herein by reference).

10.23
Loan Agreement, dated October 17, 2013, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2013, and incorporated herein by reference).

10.24
First Amendment to Loan Agreement, dated February 27, 2015, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto.

10.25
Third Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 27, 2015.

10.26
Letter Agreement, dated April 4, 2014, among Glowpoint, Inc., GP Investment Holdings, LLC, Main Street Capital Corporation, Brian Pessin, Sandra Pessin and Norman Pessin (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014, and incorporated herein by reference).

10.27#	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.28
At Market Issuance Sales Agreement, dated as of September 16, 2014, between Glowpoint, Inc. and MLV & Co. LLC (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2014, and incorporated herein by reference).

21.1	Subsidiaries of Glowpoint, Inc. (filed as Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

———————

# Constitutes a management contract, compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 17th day of March 2016 in the capacities indicated.

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

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company will likely violate its financial covenants included in its long-term debt agreement which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 17, 2016

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,764	$1,938
Accounts receivable, net	2,698	3,273
Prepaid expenses and other current assets	625	1,025
Total current assets	5,087	6,236
Property and equipment, net	2,986	3,246
Goodwill	9,825	9,825
Intangibles, net	2,178	3,047
Other assets	155	262
Total assets	$20,231	$22,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$400	$400
Current portion of capital lease	—	41
Accounts payable	385	1,220
Accrued expenses and other liabilities	1,492	1,576
Accrued dividends	36	40
Accrued sales taxes and regulatory fees	441	444
Total current liabilities	2,754	3,721
Long term liabilities:
Capital lease, net of current portion	—	1
Deferred tax liability	309	142
Long term debt, net of current portion	10,785	10,785
Total long term liabilities	11,094	10,928
Total liabilities	13,848	14,649
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at December 31, 2015 and 53 shares issued and outstanding with liquidation preference of $396 at December 31, 2014	100	167
Common stock, $.0001 par value; 150,000,000 shares authorized; 35,888,734 and 35,950,732 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	4
Treasury stock, 179,000 and 40,000 shares at December 31, 2015 and 2014, respectively	(206)	(66)
Additional paid-in capital	179,242	178,476
Accumulated deficit	(172,757)	(170,614)
Total stockholders’ equity	6,383	7,967
Total liabilities and stockholders’ equity	$20,231	$22,616

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014
Revenue	$25,541	$32,156
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	14,844	18,294
Research and development	1,350	1,019
Sales and marketing	2,047	3,307
General and administrative	5,416	5,643
Impairment charges	138	2,342
Depreciation and amortization	2,235	2,735
Total operating expenses	26,030	33,340
Loss from operations	(489)	(1,184)
Interest and other expense:
Interest expense and other, net	1,397	1,343
Amortization of deferred financing costs	87	89
Total interest and other expense, net	1,484	1,432
Loss before income taxes	(1,973)	(2,616)
Income tax expense	170	139
Net loss	$(2,143)	$(2,755)
Preferred stock dividends	18	20
Net loss attributable to common stock holders	$(2,161)	$(2,775)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.06)	$(0.08)

Weighted average number of common shares:
Basic and diluted	35,442	34,885

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2015 and 2014
(In thousands, except shares of Series A-2 Preferred Stock)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	53	$167	35,306	$4	—	$—	$177,357	$(167,859)	$9,669
Net loss	—	—	—	—	—	—	—	(2,755)	(2,755)
Stock-based compensation	—	—	—	—	—	—	563	—	563
Issuance of restricted stock to settle accrued 2013 bonuses	—	—	123	—	—	—	204	—	204
Issuance of restricted stock	—	—	400	—	—	—	—	—	—
Forfeited restricted stock	—	—	(224)	—	—	—	—	—	—
Cost of preferred stock exchange	—	—	—	—	—	—	(5)	—	(5)
Preferred stock dividends	—	—	—	—	—	—	(20)	—	(20)
Issuance of common stock under an at-the-market sales agreement, net of expenses	—	—	326	—	—	—	377	—	377
Repurchase of common stock	—	—	—	—	40	(66)	—	—	(66)
Options exercised	—	—	20	—	—	—	—	—	—
Balance at December 31, 2014	53	$167	35,951	$4	40	$(66)	$178,476	$(170,614)	$7,967
Net loss	—	—	—	—	—	—	—	(2,143)	(2,143)
Stock-based compensation	—	—	—	—	—	—	813	—	813
2014 Plan equity issuance costs	—	—	—	—	—	—	(36)	—	(36)
Preferred stock conversion	(21)	(67)	60	—	—	—	89	—	22
Forfeited restricted stock	—	—	(139)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(18)	—	(18)
Repurchase of common stock	—	—	—	—	139	(140)	—	—	(140)
Issuance of common stock under an at-the-market sales agreement, net of expenses	—	—	17	—	—	—	(82)	—	(82)
Balance at December 31, 2015	32	$100	35,889	$4	179	$(206)	$179,242	$(172,757)	$6,383

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from Operating Activities:
Net loss	$(2,143)	$(2,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,235	2,735
Bad debt expense (recovery)	37	(131)
Amortization of deferred financing costs	87	89
Stock-based compensation	813	600
Impairment charges	138	2,089
Deferred tax provision	170	142
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	539	935
Prepaid expenses and other current assets	267	(621)
Other assets	15	71
Accounts payable	(835)	(726)
Accrued expenses and other liabilities	(83)	(497)
Accrued sales taxes and regulatory fees	(3)	(146)
Net cash provided by operating activities	1,237	1,785
Cash flows from Investing Activities:
Proceeds from sale of equipment	3	4
Purchases of property and equipment	(1,247)	(2,176)
Net cash used in investing activities	(1,244)	(2,172)
Cash flows from Financing Activities:
Cost of preferred stock exchange	—	(5)
Principal payments for capital lease	(43)	(216)
Principal payments under borrowing arrangements	(613)	(249)
Advances on borrowing arrangements	613	249
Proceeds from issuance of common stock	18	416
Payment of equity issuance costs	(2)	(39)
Payment of debt issuance costs	—	(59)
Purchase of treasury stock	(140)	(66)
Net cash (used in) provided by financing activities	(167)	31
Decrease in cash and cash equivalents	(174)	(356)
Cash at beginning of year	1,938	2,294
Cash at end of year	$1,764	$1,938

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,199	$1,330
Non-cash investing and financing activities:
Accrued capital expenditure	$—	$81
Preferred stock conversion (including accrued dividends of $22)	$89	$—
Recognition of prepaid equity issuance costs as additional paid-in capital	$136	$—
Accrued preferred stock dividends	$18	$20
Issuance of restricted stock to settle accrued 2013 bonuses	$—	$165

See accompanying notes to consolidated financial statements.
-F 5-

GLOWPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Business

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

The Company was formed as a Delaware corporation in May 2000. In October 2012, the Company acquired Affinity VideoNet, Inc. (“Affinity”), a service provider for public videoconference suites and managed videoconferencing. The Company operates in one segment and therefore segment information is not presented.

Note 2 - Liquidity and Going Concern, Basis of Presentation and Summary of Significant Accounting Policies

Liquidity and Going Concern

As of December 31, 2015, we had $1,764,000 of cash and working capital of $2,333,000. Our cash balance as of December 31, 2015 includes restricted cash of $83,000 (as discussed in Note 3). For the year ended December 31, 2015, we generated a net loss of $2,143,000 and net cash provided by operating activities of $1,237,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash expenses that are added back to our cash flow from operations as shown on our consolidated statements of cash flows.

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiaries, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of December 31, 2015, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver (see Note 6).

As of December 31, 2015, we have availability of $1,370,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. Based on the Company’s current financial projections for 2016, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants during 2016, which may include renegotiation of our loan agreement with our senior lender, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. In the event we are successful in addressing our forecasted covenant violations for 2016, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to

-F 6-

us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiaries. As of December 31, 2015 our only subsidiary is GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. On December 31, 2014, the Company merged Affinity, its former wholly owned subsidiary, into the Company. All material inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $45,000 and $54,000 at December 31, 2015 and 2014, respectively.

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

-F 7-

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2015 and 2014 or during the years then ended.

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

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2015 and 2014, we included taxes of $1,070,000 and $1,233,000, respectively, in revenue and we included taxes of $1,032,000 and $1,197,000, respectively, in cost of revenue.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates as a single reporting unit. We established November 30 as the date of our annual impairment test for goodwill. We determined the fair value of our reporting unit using a combination of a market-based approach using quoted market prices in active markets and the discounted cash flow (“DCF”) methodology. The DCF methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Based on the goodwill impairment tests performed at November 30, 2015, the estimated fair value of the reporting unit exceeded its carrying value, and therefore, the second step of the goodwill impairment test was not required. However, if market conditions deteriorate, or if the Company is unable to execute on its business plan, it may be necessary to record impairment charges in the future.

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

-F 8-

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2015, we capitalized internal use software costs of $956,000 and we amortized $692,000 of these costs. For the year ended December 31, 2014, we capitalized internal use software costs of $1,343,000 and we amortized $588,000 of these costs. During the years ended December 31, 2015 and 2014, we recorded impairment losses of $7,000 and $248,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

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

Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein,

-F 9-

using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management adopted ASU 2014-15 for the year ending December 31, 2015 and our accompanying consolidated financial statements incorporate all required disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10). The amendments in this update require deferred tax liabilities and assets be classified as noncurrent regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2015-05 on our financial statements and disclosures.

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, Leases. The guidance in this update supersedes Topic 840, Leases. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

Note 3 - Restricted Cash

As of December 31, 2015, our cash balance of $1,764,000 included restricted cash of $83,000. The $83,000 pertains to a letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 16), and is secured by an equal amount of cash pledged as collateral, and such cash is held in a restricted bank account. As of December 31, 2014, our cash balance of $1,938,000 included restricted cash of $242,000.

-F 10-

Note 4 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014	Estimated Useful Life
Network equipment and software	$10,767	$11,653	3 to 5 Years
Computer equipment and software	3,190	2,730	3 to 4 Years
Leasehold improvements	87	522	(*)
Office furniture and equipment	309	622	5 to 10 Years
	14,353	15,527
Accumulated depreciation and amortization	(11,367)	(12,281)
Property and equipment, net	$2,986	$3,246
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $1,366,000 and $1,477,000 for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, the Company recorded asset impairment charges of $138,000 and $145,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Note 5 - Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2015	2014	Estimated Useful Life
Customer relationships	$4,335	$4,335	5 Years
Affiliate network	994	994	12 Years
Trademarks	548	548	8 Years
	5,877	5,877
Accumulated amortization	(3,699)	(2,830)
Intangible assets, net	$2,178	$3,047

Due to our recurring net losses, the Company performed an evaluation of intangible assets in the fourth quarter of 2015, and determined that the fair value of the long-lived assets exceeds the carrying value, therefore no impairment charges are required for the year ended December 31, 2015. The Company recorded an impairment charge of $1,696,000 on its intangible assets during the year ended December 31, 2014, recognized as “Impairment Charges” on our Consolidated Statements of Operations. This impairment charge consisted of $765,000 for customer relationships, $716,000 for affiliate network and $215,000 for trademarks and was due to forecasted net revenue streams lower than originally forecasted.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. Accumulated amortization as of December 31, 2015 consisted of $3,037,000 for customer relationships, $390,000 for affiliate network and $272,000 for trademarks. Related amortization expense was $869,000 and $1,258,000 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

-F 11-

2016	869
2017	683
2018	127
2019	70
Thereafter	429
Total	$2,178

Note 6 - Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
SRS Note	$1,785	$1,785
Main Street Term Loan	9,000	9,000
Main Street Revolver	400	400
	11,185	11,185
Less current maturities	(400)	(400)
Long-term debt, net of current portion	$10,785	$10,785

The Main Street Loan Agreement provides for the $11,000,000 Main Street Term Loan and the $2,000,000 Main Street Revolver. The Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we have availability of $1,370,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement).

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

The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During 2015 and 2014, the Company made principal payments of $613,000 and $249,000 respectively on the Main Street Revolver and no principal payments on the Main Street Term Loan. During 2015 and 2014, the Company received advances on the Main Street Revolver of $613,000 and $249,000, respectively.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. The Main Street Loan Agreement also contains various covenants and restrictive provisions which may, among other things, limit the Company’s ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA (“AEBITDA”) ratio covenant as defined in the Main Street Loan Agreement. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable.

-F 12-

Based on the Company’s current financial projections for 2016, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants during 2016, which may include renegotiation of our loan agreement with our senior lender, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness.

Deferred financing costs related to our debt agreements of $72,000 are included in prepaid expenses and other current assets and $125,000 are included in other assets as of December 31, 2015. Deferred financing costs related to our debt agreements of $276,000 are included in other assets as of December 31, 2014. The financing costs are amortized to interest expense using the effective interest method over the term of each loan through each maturity date. We recorded $87,000 and $89,000 of amortization of financing costs for the years ended December 31, 2015, and 2014, respectively.

In connection with the October 2012 acquisition of Affinity, the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of December 31, 2015 and 2014 the principal balance on the SRS Note was $1,785,000. On February 27, 2015, the Company amended and restated the SRS Note. The amended SRS Note, (i) extended the maturity date from January 4, 2016 to July 6, 2017, (ii) increased the interest rate from 10% to 15% per annum effective March 1, 2015 and (iii) revised the payment of interest from quarterly in arrears to payment on July 6, 2017 of all interest earned after March 1, 2015, unless certain trailing AEBITDA targets are met as defined in the agreement. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the sum of the Company’s trailing six month AEBITDA less $3,000,000. During the years ended December 31, 2015 and 2014, the Company made principal payments of $0 and $100,000, respectively, on the SRS Note based on achievement of the AEBITDA threshold. As of December 31, 2015, accrued interest expense on the SRS Note was $238,000.

As of December 31, 2015, the current portion of long-term debt recorded on the Company’s balance sheet was $400,000, and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on 50% of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending December 31, 2016. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended December 31, 2016; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of December 31, 2015. The principal payments related to these debt agreements are estimates and actual payments may vary.

Future maturities of debt are estimated as follows (in thousands):

	Main Street Revolver	Main Street Term Loan	SRS Note	Total
2016	$400	$—	$—	$400
2017	—	—	1,785	1,785
2018	—	9,000	—	9,000
	$400	$9,000	$1,785	$11,185

Note 7 - Capital Lease Obligations

During the year ended December 31, 2015, the Company did not enter into any non-cancelable capital lease agreements and made the final payments on all outstanding capital lease agreements. Therefore, no future minimum commitments remain as of December 31, 2015. Depreciation expense on the equipment under the capital leases for the years ended December 31, 2015 and 2014 was $44,000 and $51,000, respectively.

Note 8 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

-F 13-

	December 31,
	2015	2014
Due from vendors	$36	$95
Prepaid maintenance contracts	117	119
Deferred installation costs	14	30
Prepaid insurance	145	132
Prepaid equity issuance costs	—	100
Prepaid software licenses	96	123
Other prepaid expenses	145	342
Deferred financing costs	72	84
Prepaid expenses and other current assets	$625	$1,025

Note 9 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes, regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Our accrual as of December 31, 2015 includes estimates for taxes due where we plan to proactively contact various taxing authorities and voluntarily disclose potential sales and use tax liabilities. Actual payments may vary from our estimates. Accrued sales taxes and regulatory fees as of December 31, 2015 and 2014 are $441,000 and $444,000, respectively.

Note 10 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation	$247	$271
Accrued severance costs	5	20
Accrued communication costs	180	272
Accrued professional fees	133	146
Accrued interest	332	143
Other accrued expenses	222	383
Deferred rent expense	89	74
Deferred revenue	105	76
Customer deposits	179	191
Accrued expenses and other liabilities	$1,492	$1,576

Note 11 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2015, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.9835 as of December 31, 2015. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of common stock as of December 31, 2015. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the year ended December 31, 2015, the conversion price was adjusted from $2.9844 per share to $2.9835 per share as a result of sales in the ATM Offering during this period. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. All dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate

-F 14-

liquidation preference equal to the dividend amount payable on the applicable dividend payment date. During the year ended December 31, 2015, a holder of the Series A-2 Preferred Stock elected to convert 21 shares and $22,000 of accrued dividends into 60,497 shares of common stock. As of December 31, 2015 and 2014, the Company has recorded $36,000 and $40,000, respectively, in accrued dividends on the accompanying consolidated balance sheet related to the Series A-2 Preferred Stock.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $2.9835 conversion price of the convertible preferred stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 12 - Common Stock

On September 16, 2014, the Company entered into an At Market Issuance Sales Agreement, with MLV & Co. LLC (“MLV”), under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $8,000,000 through at-the-market sales on the NYSE MKT (the “ATM Offering”). On March 20, 2015, the Company and MLV mutually agreed to terminate this agreement. MLV acted as the sole sales agent for any sales made in the ATM Offering for a 3% commission on gross proceeds. The common stock was sold at market prices at the time of the sale, and, as a result, prices varied. Sales in the ATM Offering were being made pursuant to the prospectus supplement dated September 16, 2014, which supplemented the Company’s prospectus dated January 22, 2013, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2013. During the years ended December 31, 2015 and 2014, the Company sold 17,000 and 325,000 shares in the ATM Offering, at a weighted-average selling price of $1.11 and $1.28 per share, for gross proceeds of $19,000 and $416,000, respectively. Net proceeds totaled of $18,000 and $377,000, reflecting reductions for the 3% commission to MLV and other offering expenses. The Company initially recorded approximately $125,000 of expenses for the offering, excluding MLV commissions and other fees in prepaid expenses and other current assets. During the years ended December 31, 2015 and 2014 the Company charged $100,000 and $25,000 of these costs against additional paid-in capital, respectively.

Note 13 - Stock Based Compensation

Glowpoint 2014 Stock Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the years ended December 31, 2015 and 2014, 2,969,000 and no awards, respectively, were granted under the 2014 Plan. As of December 31, 2015, 2,236,000 shares are available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2015, options to purchase a total of 1,228,000 shares of common stock and 261,000 shares of restricted stock were outstanding under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

-F 15-

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect accordance with their terms. As of December 31, 2015, options to purchase a total of 41,000 shares of common stock were outstanding.

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

For the years ended December 31, 2015 and 2014, no options were granted or exercised; therefore, no fair value assumptions are presented herein for the years ended December 31, 2015 or 2014.

A summary of stock options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2015 and 2014 (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	1,792	$2.21	411	$2.71
Granted	—	—
Exercised	(50)	0.90
Expired	(50)	5.29
Forfeited	(342)	2.70
Options outstanding, December 31, 2014	1,350	$2.02	729	$2.05
Granted	—	—
Exercised	—	—
Expired	(70)	2.11
Forfeited	(11)	5.43
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99

Additional information as of December 31, 2015 is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.51	166	6.87	$1.29	118	$1.29
$1.52 – $1.96	40	2.03	1.67	40	1.67
$1.98 – $2.05	886	6.99	1.98	649	1.98
$2.12 – $2.60	75	4.95	2.28	75	2.28
$2.68 – $7.68	102	6.15	3.02	78	3.02
	1,269	6.63	$1.98	960	$1.99

-F 16-

A summary of unvested options as of, and changes during the years ended December 31, 2015 and 2014, is presented below (options in thousands):

	Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, December 31, 2013	1,381	$1.57
Granted	—	—
Vested	(597)	1.46
Forfeited	(163)	2.20
Unvested options outstanding, December 31, 2014	621	$1.51
Granted	—	—
Vested	(302)	1.51
Forfeited	(10)	2.04
Unvested options outstanding, December 31, 2015	309	$1.49

Stock option compensation expense relating to stock option awards is allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014
General and administrative	$386	$356
	$386	$356

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented.

The remaining unrecognized stock-based compensation expense for options at December 31, 2015 was $379,000, and will be amortized over a weighted average period of approximately 1 year.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2015 and 2014 was de minimis.  No compensation costs were capitalized as part of the cost of an asset.

Restricted Stock Awards

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2015 and 2014, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2013	465	$2.03
Granted	522	1.53
Vested	(122)	1.54
Forfeited	(224)	2.32
Unvested restricted shares outstanding, December 31, 2014	641	$1.61
Granted	—	—
Vested	(241)	1.62
Forfeited	(139)	1.66
Unvested restricted shares outstanding, December 31, 2015	261	$1.58

The number of restricted stock awards vested during the year ended December 31, 2015 includes 139,000 shares withheld and repurchased by the Company on behalf of employees and members of the Board to satisfy $140,000 of tax

-F 17-

obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2015.

Stock compensation expense relating to restricted stock awards are allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014
Cost of revenue	$(17)	$36
Research and development	(1)	12
Sales and marketing	(40)	29
General and administrative	80	167
	$22	$244

During the year ended December 31, 2015, the Company recorded a reversal of $110,000 in stock-based compensation expense, of which $48,000 related to expense for unvested awards that were forfeited and $62,000 related to revised estimates for expense previously recorded on performance-based awards.

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

The remaining unrecognized stock-based compensation expense for restricted stock awards at December 31, 2015 was $301,000. Of this amount, $146,000 relates to time-based awards with a remaining weighted average period of 1 year. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2015 and 2014 was de minimis. No compensation costs were capitalized as part of the cost of an asset.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2015 and 2014, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2014	—	$—
Granted	2,969	1.02
Vested	—	—
Forfeited	(805)	1.04
Unvested restricted stock units outstanding, December 31, 2015	2,164	1.02

Stock compensation expense relating to restricted stock units are allocated as follows (in thousands):

-F 18-

	Year Ended December 31,
	2015	2014
Cost of revenue	11	—
Research and development	13	—
Sales and marketing	6	—
General and administrative	375	—
	$405	$—

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

The remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2015 was $1,799,000. Of this amount, $432,000 relates to time-based awards with remaining weighted average period of 1 year. The remaining $1,366,000 of unrecognized stock based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2016 and 2017.

The tax benefit recognized for stock-based compensation for the year ended December 31, 2015 and 2014 was de minimis. No compensation costs were capitalized as part of the cost of an asset.

Note 14 - Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2015 and 2014, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net income (loss) per share, as they are not considered issued and outstanding at time of grant.

Diluted loss per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of unvested restricted stock awards, unvested restricted stock units, stock options, and preferred stock. For the years ended December 31, 2015 and 2014, diluted net loss per share is the same as basic net loss per share due to the Company’s net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive.

The following table represents a reconciliation of the basic and diluted loss per share computations contained in our consolidated financial statements (in thousands, except per share data):

-F 19-

	Year Ended
	December 31,
	2015	2014
Net loss	$(2,143)	$(2,755)
Less: preferred stock dividends	18	20
Net loss attributable to common stockholders	$(2,161)	$(2,775)

Weighted average shares outstanding - basic	35,442	34,885
Weighted average shares outstanding - diluted	35,442	34,885
Basic net loss per share	$(0.06)	$(0.08)
Diluted net loss per share	$(0.06)	$(0.08)

The weighted-average diluted shares of common stock outstanding as of December 31, 2015 excludes the effect of 1,269,000 out-of-the-money options, because their effect would be anti-dilutive.

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average shares of common stock outstanding (in thousands):

	Year Ended
	December 31,
	2015	2014
Unvested restricted stock awards	261	641
Unvested restricted stock units	2,164	—
Shares of common stock issuable upon conversion of preferred stock, Series A-2	79	133
Stock options outstanding	1,269	1,350

Note 15 - Interest Expense and Other, Net

The components of interest expense and other, net are presented below (in thousands):

	Year Ended December 31,
	2015	2014
Interest expense for debt	$1,387	$1,322
Other expense, net	10	21
Interest expense and other, net	$1,397	$1,343

Note 16 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2015 and 2014 were $342,000 and $671,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

-F 20-

Year Ending December 31,
2016	296
2017	301
2018	308
2019	88
2020	23
$1,016

The Company leased office space in New Jersey on a month-to-month basis during the year ended December 31, 2014 through March 1, 2015 and from October 1, 2015 through March 2016. Effective March 2016, the Company terminated the lease and no longer leases office space in New Jersey.

During the first quarter of 2014, the Company vacated its Pennsylvania office space and recorded an impairment charge of $253,000 representing the estimated net present value of the Company’s contractual obligation over the remaining lease term, adjusted for estimated sublease payments and other associated costs. The company also recorded impairment losses of $101,000 relating to property and equipment, primarily consisting of furniture and leasehold improvements. These charges are recorded in Impairment Charges on the Company’s consolidated statements of operations for the year ended December 31, 2014. In August 2014, the Company entered into a termination agreement relating to this lease. In exchange for the Company’s termination payment of $150,000, paid in 2014, the Company was released from all future obligations under the lease.

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

Contingencies

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company.  On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint.  On November 2, 2015, the Company filed a motion to dismiss the amended complaint.  On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims.  This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010. UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision.  The Company believes that these claims are without merit and intends to vigorously defend itself.

Letter of Credit

As of December 31, 2015, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank for $83,000 to serve as our security deposit for our lease of office space in Colorado. See Note 2.

Note 17 - Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. For the year ended December 31, 2015, two major customers accounted for 12% and 10% of our total revenue, and accounted for 20% and 1% of our outstanding accounts receivable at December 31, 2015, respectively. Two additional customers accounted for 12% and 11% of our outstanding accounts receivable at December 31, 2015, respectively. For the year ended December 31, 2014, one major customer accounted for 11% of our total revenue. This customer stopped using our services as of June 30, 2015 and therefore accounted for 3% of our total revenue for the year ended December 31, 2015.

-F 21-

Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

Note 18 - Income Taxes

The following table sets forth the components of income tax expense (in thousands):

	Year Ended December 31,
	2015	2014
Current:
State	3	4
	3	4
Deferred:
Federal	154	124
State	13	11
	167	135
Income tax expense	$170	$139

Our effective tax rate differs from the statutory federal tax rate as shown in the following table (in thousands):

	Year Ended December 31,
	2015	2014
U.S. federal income taxes at the statutory rate	$(692)	$(916)
State taxes, net of federal effects	(53)	(77)
Permanent differences	13	22
Impact of state tax rate change to deferred	119	1,282
Expired net operating loss carry-forwards	4,026	—
Other	12	297
Change in valuation allowance	(3,255)	(469)
Income tax expense	$170	$139

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities is presented below (in thousands):

-F 22-

	December 31,
	2015	2014
Deferred tax assets:
Tax benefit of operating loss carry forward	$10,385	$14,280
Reserves and allowances	148	172
Accrued expenses	73	79
Charitable contributions	190	184
Stock-based compensation	846	543
Fixed assets	330	229
Texas margin tax temporary credit	246	253
Total deferred tax assets	12,218	15,740
Valuation allowance	(11,844)	(15,099)
Net deferred tax assets	$374	$641

Deferred tax liabilities:
481(a) adjustment	2	3
Goodwill	309	135
Intangible amortization	372	645
Total deferred tax liabilities	$683	$783

Net deferred tax liability	$(309)	$(142)

The ending balances of the deferred tax assets have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical net losses. The change in valuation allowance for the year ended December 31, 2015 is a decrease of $3,255,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $1.9 million of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the net operating loss carryforwards could be subject to further limitation.  At December 31, 2014 we had federal net operating loss carryforwards of $37,393,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2034.  At December 31, 2015, we had federal net operating loss carryforwards of $27,417,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2035. The Company also has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2015 and 2014.

The federal and state tax returns for the years ending December 31, 2014, 2013 and 2012 are currently open and the tax return for the year ended December 31, 2015 will be filed by September 2016.

Note 19 - 401(k) Plan

-F 23-

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2015 and 2014 were $109,000 and $122,000, respectively.

Note 20 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors for the Company, was an officer of ABM from 2007 until April 2015. Revenues from ABM were $44,000 and $133,000 for the four months ended April 2015 and for the year ended December 31, 2014, respectively. As of December 31, 2015, the accounts receivable attributable to ABM was $1,000.

The Company received general corporate strategy and management consulting services under a consulting agreement entered into on September 1, 2010 from Jon A. DeLuca (the “Consulting Agreement”), who until April 4, 2014 served as a member of our Board of Directors. The Consulting Agreement was a month-to-month engagement pursuant to which the Company paid Mr. DeLuca $12,500 per month, plus any pre-authorized expenses incurred in providing services. The Consulting Agreement was terminated on April 4, 2014 in connection with Mr. DeLuca’s resignation as a director of the Company. Related party consulting fees pursuant to this agreement for the years ended December 31, 2015 and 2014 were $0 and $39,000, respectively; and such fees have been recorded in General and Administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2015, there were no remaining payment obligations to Mr. DeLuca.

As of December 31, 2015, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholder of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of December 31, 2015, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock. Main Street is the Company’s debt lender (see Note 6).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

-F 24-