Form 10-Q
period 2016-03-31
GLOWPOINT, INC.
filed 2016-05-09
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 4, 2016 was 35,855,000.

GLOWPOINT, INC.

- i-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,031	$1,764
Accounts receivable, net	2,743	2,698
Prepaid expenses and other current assets	518	553
Total current assets	5,292	5,015
Property and equipment, net	2,735	2,986
Goodwill	9,825	9,825
Intangibles, net	1,961	2,178
Other assets	13	30
Total assets	$19,826	$20,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$400	$400
Accounts payable	423	385
Accrued expenses and other liabilities	1,414	1,492
Accrued dividends	39	36
Accrued sales taxes and regulatory fees	649	441
Total current liabilities	2,925	2,754
Long term liabilities:
Deferred tax liability	346	309
Long term debt, net of current portion	10,606	10,588
Total long term liabilities	10,952	10,897
Total liabilities	13,877	13,651
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at March 31, 2016 and December 31, 2015	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,059,000 issued and 35,855,000 outstanding at March 31, 2016 and 35,889,000 issued and 35,710,000 outstanding at December 31, 2015	4	4
Treasury stock, 204,000 and 179,000 shares at March 31, 2016 and December 31, 2015, respectively	(219)	(206)
Additional paid-in capital	179,533	179,242
Accumulated deficit	(173,469)	(172,757)
Total stockholders’ equity	5,949	6,383
Total liabilities and stockholders’ equity	$19,826	$20,034

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$5,518	$7,163
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,459	3,949
Research and development	287	298
Sales and marketing	280	708
General and administrative	1,240	1,403
Impairment charges	—	125
Depreciation and amortization	547	555
Total operating expenses	5,813	7,038
Income (loss) from operations	(295)	125
Interest and other expense, net	380	359
Loss before income taxes	(675)	(234)
Income tax expense	37	—
Net loss	(712)	(234)
Preferred stock dividends	3	5
Net loss attributable to common stockholders	$(715)	$(239)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average number of shares of common stock:
Basic and diluted	35,456	35,482

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2016
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32	$100	35,889	$4	179	$(206)	$179,242	$(172,757)	$6,383
Net loss	—	—	—	—	—	—	—	(712)	(712)
Stock-based compensation	—	—	—	—	—	—	312	—	312
2014 Plan equity issuance costs	—	—	—	—	—	—	(18)	—	(18)
Issuance of restricted stock	—	—	170	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock	—	—	—	—	25	(13)	—	—	(13)
Balance at March 31, 2016	32	$100	36,059	$4	204	$(219)	$179,533	$(173,469)	$5,949

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(712)	$(234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	547	555
Bad debt recovery	(9)	(3)
Amortization of deferred financing costs	18	22
Stock-based compensation expense	312	113
Impairment charges	—	125
Deferred tax provision	37	—
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(36)	(281)
Prepaid expenses and other current assets	34	187
Other assets	—	28
Accounts payable	38	206
Accrued expenses and other liabilities	129	(116)
Net cash provided by operating activities	358	602
Cash flows from investing activities:
Purchases of property and equipment	(78)	(533)
Proceeds from sale of equipment	—	3
Net cash used in investing activities	(78)	(530)
Cash flows from financing activities:
Principal payments for capital lease obligations	—	(18)
Proceeds from issuance of common stock	—	18
Purchase of treasury stock	(13)	(139)
Net cash used in financing activities	(13)	(139)
Increase (decrease) in cash and cash equivalents	267	(67)
Cash at beginning of period	1,764	1,938
Cash at end of period	$2,031	$1,871

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$281	$355

Non-cash investing and financing activities:
Preferred stock dividends	$3	$5
Accrued capital expenditure	$—	$48
Recognition of prepaid equity issuance costs as additional paid-in capital	$—	$134

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, the statement of stockholders’ equity for the three months ended March 31, 2016 and the statement of cash flows for the three months ended March 31, 2016 and 2015. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements as of December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Liquidity and Going Concern

As of March 31, 2016, we had $2,031,000 of cash and working capital of $2,367,000. Our cash balance as of March 31, 2016 includes restricted cash of $83,000 (as discussed in Note 4). For the three months ended March 31, 2016, we generated a net loss of $712,000 and net cash provided by operating activities of $358,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows).

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiary, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. On February 27, 2015 the Company and Main Street entered into an amendment to the loan agreement to revise certain of the Company’s financial covenants and ratio levels (as amended, the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of March 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. As of March 31, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock.

As of March 31, 2016, we have availability of $1,395,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. Based on the Company’s current financial projections, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants, which may include renegotiation of our loan agreement with our senior lender, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. In the event we are successful in addressing our forecasted covenant violations, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10). The amendments in this update require deferred tax liabilities and assets be classified as non-current regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of ASU 2015-17 to have a material impact on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Subtopic 718). The guidance in this update involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim or annual period. Management does not expect the adoption of ASU 2016-09 to have a material impact on our financial statements and disclosures.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $22,000 and $45,000 at March 31, 2016 and December 31, 2015, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three months ended March 31, 2016, we included taxes of $254,000 in revenue, and we included taxes of $427,000 in cost of revenue. For the three months ended March 31, 2015, we included taxes of $330,000 in revenue, and we included taxes of $309,000 in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. In the three months ended March 31, 2015, the Company recorded impairment losses of $125,000 primarily consisting of furniture and leasehold improvements associated with the closure of our former New Jersey office. No impairment losses were recorded during the three months ended March 31, 2016.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2016 and 2015, we capitalized $62,000 and $523,000 of internal-use software costs, respectively. For the three months ended March 31, 2016 and 2015, we recorded amortization expense of $179,000 and $125,000, respectively. During the three months ended March 31, 2016 and 2015, no impairment losses were recorded.

Note 4 - Restricted Cash

As of March 31, 2016 and December 31, 2015, our cash balance included restricted cash of $83,000, respectively. The $83,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 10) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation	$242	$247
Accrued communication costs	137	180
Accrued professional fees	98	133
Accrued interest	411	332
Other accrued expenses	171	227
Deferred rent expense	85	89
Deferred revenue	91	105
Customer deposits	179	179
Accrued expenses and other liabilities	$1,414	$1,492

Note 6 - Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Main Street Term Loan, net of unamortized debt discount based on an imputed interest rate of 12%; $179 at March 31, 2016 and $197 at December 31, 2015, respectively.	$8,821	$8,803
Main Street Revolver	400	400
SRS Note	1,785	1,785
	11,006	10,988
Less current maturities	(400)	(400)
Long-term debt, net of current portion	$10,606	$10,588

As discussed in Note 2, the Main Street Loan Agreement provides for the $11,000,000 Main Street Term Loan and the $2,000,000 Main Street Revolver. As of March 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. As of March 31, 2016, we have availability of $1,395,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). As of March 31, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock.

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

The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2016 and 2015, the Company made no principal payments on the Main Street Term Loan or Main Street Revolver. During April 2016, the Company made $400,000 of principal payments on the Main Street Revolver, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. As of the filing of this Report, there were no outstanding borrowings on the Main Street Revolver.

The Company may prepay borrowings under the Main Street Loan Agreement at any time without premium or penalty, subject to certain notice and minimum prepayment requirements. The obligations of the Company under the Main Street Loan Agreement are secured by substantially all of the assets of the Company, including all intellectual property, equity interests in any subsidiaries, equipment and other personal property. The Main Street Loan Agreement contains standard representations, warranties and covenants for a transaction of its nature, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events and covenants and restrictive provisions which may, among other things, limit the Company’s ability to sell assets, incur additional indebtedness, make investments or loans and create liens. The Main Street Loan Agreement also contains financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA (“AEBITDA”) ratio covenant as defined in the Main Street Loan Agreement. The Main Street Loan Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations under the Main Street Loan Agreement may be accelerated and become immediately due and payable.

Based on the Company’s current financial projections, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants, which may include renegotiation of our loan agreement with our senior lender, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness.

Deferred financing costs related to our debt agreements of $179,000 and $197,000 are included as a direct deduction of the carrying amount of long term debt as of March 31, 2016 and December 31, 2015, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended March 31, 2016 and 2015, amortization of deferred financing costs was $18,000 and $22,000, respectively.

In connection with the October 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of March 31, 2016 and December 31, 2015, the principal balance on the SRS Note was $1,785,000. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the three months ended March 31, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. As of March 31, 2016, accrued interest expense on the SRS Note was $315,000.

As of March 31, 2016, the current portion of long-term debt recorded on the Company’s balance sheet was $400,000, and represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on 50% of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending March 31, 2017. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended March 31, 2017; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of March 31, 2016. The principal payments related to these debt agreements are estimates and actual payments may vary.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2016, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of March 31, 2016. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of March 31, 2016. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the three months ended March 31, 2016, there were no adjustments to the conversion price. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2016, the Company has recorded $39,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding.

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

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the three months ended March 31, 2016, 1,206,000 restricted stock units and 170,000 restricted stock awards were granted under the 2014 Plan. As of March 31, 2016, 898,000 shares are available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of March 31, 2016, options to purchase a total of 32,000 shares of common stock were outstanding under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms.

As of March 31, 2016, options to purchase a total of 1,218,000 shares of common stock and 193,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2016, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited and canceled	(19)	1.71
Options outstanding, March 31, 2016	1,250	$1.99	1,026	$2.02

Stock-based compensation expense related to stock options is allocated as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
General and administrative	$94	$102
	$94	$102

The remaining unrecognized stock-based compensation expense for options as of March 31, 2016 was $286,000 and will be amortized over a weighted average period of approximately 0.77 years.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2016 or 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2016, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2015	261	$1.58
Granted	170	0.55
Vested	(68)	1.67
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2016	363	$1.08

The number of shares of restricted stock awards vested during the three months ended March 31, 2016 includes 25,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $13,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of March 31, 2016.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$2	$(22)
Research and development	1	(5)
Sales and marketing	—	(31)
General and administrative	117	(1)
	$120	$(59)

During the three months ended March 31, 2016, the Company recorded $93,000 in stock-based compensation expense related to 170,000 shares of restricted stock awards issued in lieu of payment of $84,000 in cash bonuses earned in 2014.

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2016 was $274,000. Of this amount, $119,000 relates to time-based awards with a remaining weighted average period of 1.06 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2016 or 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2016, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2015	2,164	$1.02
Granted	1,206	0.55
Vested	(187)	1.05
Forfeited	(38)	0.98
Unvested restricted stock units outstanding, March 31, 2016	3,145	$0.84

Stock-based compensation expense related to restricted stock units is allocated as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$8	$2
Research and development	9	2
Sales and marketing	4	1
General and administrative	77	65
	$98	$70

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

The remaining unrecognized stock-based compensation expense for restricted stock units as of March 31, 2016 was $2,320,000. Of this amount $617,000 relates to time-based awards with a remaining weighted average period of 1.30 years. The remaining $1,703,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2016, 2017 and 2018.

Note 9 - Net Loss Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2016 and 2015, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of unvested restricted stock, unvested restricted stock units, stock options, and preferred stock. For the three months ended March 31, 2016 and 2015, diluted net loss per share is the same as basic net loss per share due to the Company’s net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive.

The following table represents a reconciliation of the basic and diluted net loss per share computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(712)	$(234)
Less: preferred stock dividends	3	5
Net loss attributable to common stockholders	$(715)	$(239)

Weighted average shares outstanding - basic	35,456	35,482
Weighted average shares outstanding - diluted	35,456	35,482
Basic and diluted net loss per share	$(0.02)	$(0.01)

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2016 and 2015 were $74,000 and $126,000, respectively. The Company terminated a month-to-month lease in New Jersey on March 31, 2016 and is no longer leasing any space in New Jersey.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2016, are as follows (in thousands):

Year Ending December 31,
Remaining 2016	$220
2017	301
2018	308
2019	88
2020	23
$940

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

Contingencies

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company. On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. The Company believes that these claims are without merit and intends to vigorously defend itself. Accordingly, on April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company is seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them.

Letters of Credit

As of March 31, 2016, the Company had an outstanding irrevocable standby letter of credit with Comerica Bank for $83,000 to serve as our security deposit for our lease of office space in Colorado. See Note 4.

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended March 31, 2016, two major customers represented 13% and 11%, of our revenue and 26% and 7%, respectively, of our accounts receivable balance at March 31, 2016. One additional customer accounted for 10% of our accounts receivable balance at March 31, 2016. For the three months ended March 31, 2015, one major customer represented 10% of our revenue. One additional customer accounted for 9% of our revenue for the three months ended March 31, 2015, and this customer terminated the services provided by the Company as of June 30, 2015. The loss of a major customer without the replacement of such revenue from other existing or new customers would be likely to have a material adverse effect on the Company’s financial results and operations.

Note 12 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors of the Company, was an officer of ABM from 2007 until April 2015. Revenues from ABM were $33,000 for the three months ended March 31, 2015.

As of March 31, 2016, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of March 31, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock. Main Street is the Company’s senior debt lender (see Note 6).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2015 as filed with the SEC with our Annual Report on Form 10-K filed on March 17, 2016. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to stabilize and grow revenue, estimates relating to sales cycles, our expectations and estimates relating to future revenues, expenses and cash flows; estimated 2016 principal payments on our debt arrangements; our ability to access the availability under our debt arrangements; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangements; our ability to refinance our indebtedness and/or renegotiate existing financial covenants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; possible results and impact to the Company of the UTC Associates, Inc. (“UTC”) litigation; and adequacy of our internal controls.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 17, 2016.

Results of Operations

Three Months Ended March 31, 2016 (the “2016 Quarter”) compared to Three Months Ended March 31, 2015 (the “2015 Quarter”)

Revenue. Total revenue decreased $1,645,000 to $5,518,000 in the 2016 Quarter from $7,163,000 in the 2015 Quarter. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue
Video collaboration services	$2,988	$4,280
Network services	2,347	2,727
Professional and other services	183	156
Total revenue	$5,518	$7,163

Revenue for video collaboration services decreased $1,292,000 to $2,988,000 in the 2016 Quarter from $4,280,000 in the 2015 Quarter. This decrease is mainly attributable to the following: (i) approximately 44% of this decrease is due to a loss of a significant customer as of June 30, 2015 (and thus no revenue for this customer in the 2016 Quarter - see Note 11 in Notes to the Condensed Consolidated Financial Statements above); (ii) approximately 25% of this decrease is due to lower revenue related to video meeting suites resulting from a customer shift in favor of desktop and mobile video products and technologies, and (iii) the remaining decrease is attributable to net attrition of other customers and other factors.

Revenue for network services decreased $380,000 to $2,347,000 in the 2016 Quarter from $2,727,000 in the 2015 Quarter. The decrease is mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that currently exists in the network services business.

We expect that the year-over-year revenue trend for the 2015 Quarter to the 2016 Quarter will continue for the remainder of 2016 given the current dynamic and competitive environment for video collaboration and network services, and due to the limited resources we have to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $3,459,000 in the 2016 Quarter from $3,949,000 in the 2015 Quarter. This $490,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $1,645,000 decrease in revenue during the same period. Cost of revenue, as a percentage of total revenue, was 63% and 55% for the 2016 Quarter and 2015 Quarter, respectively. The increase in cost of revenue as a percentage of revenue for the 2016 Quarter as compared to the 2015 Quarter, is mainly attributable to an increase of $118,000 in the cost for taxes included in cost of revenue and scaled investment in service delivery and infrastructure.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development expenses of $287,000 in the 2016 Quarter were fairly stable as compared to $298,000 in the 2015 Quarter.

Sales and Marketing Expenses. Sales and marketing expenses decreased $428,000 to $280,000 in the 2016 Quarter from $708,000 in the 2015 Quarter. This decrease is primarily attributable to lower headcount and corresponding personnel costs and a reduction of marketing expenditures of $114,000.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses decreased by $163,000 to $1,240,000 in the 2016 Quarter from $1,403,000 in the 2015 Quarter. This decrease is mainly attributable to lower headcount and corresponding personnel costs of $259,000, partially offset by an increase in stock-based compensation expense of $122,000.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $547,000 in the 2016 Quarter were fairly stable as compared to $555,000 in the 2015 Quarter.

Income (Loss) from Operations. The Company recorded a loss from operations of $295,000 in the 2016 Quarter which represented a decrease of $420,000 from the income from operations of $125,000 in the 2015 Quarter. The reduction in our income from operations is primarily attributable to decreases in revenue partially offset by lower operating expenses, as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in the 2016 Quarter was $380,000, which was comprised of interest charges of $362,000 on our outstanding debt and amortization of deferred financing costs of $18,000.

Income Taxes. The Company recorded income tax expense of $37,000 and $0 in the 2016 and 2015 Quarters, respectively.

Net Loss. Net loss for the 2016 Period was $712,000, an increase of $478,000 from net loss of $234,000 in the 2015 Quarter. The increase in our net loss for the 2016 Quarter is primarily attributable to the decrease in revenue partially offset by lower operating expenses, as discussed above.

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

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(712)	$(234)
Depreciation and amortization	547	555
Interest and other expense, net	380	359
Income tax expense	37	—
EBITDA	252	680
Stock-based compensation	312	113
Severance	57	53
Impairment charges	—	125
Adjusted EBITDA	$621	$971

Liquidity and Capital Resources

As of March 31, 2016, we had $2,031,000 of cash and working capital of $2,367,000. Our cash balance as of March 31, 2016 includes restricted cash of $83,000 (as discussed in Note 4). For the three months ended March 31, 2016, we generated a net loss of $712,000 and net cash provided by operating activities of $358,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund operations, capital expenditures and investments in sales and marketing. During the three months ended March 31, 2016, our cash flow from operations was reduced by $281,000 for interest payments on our indebtedness.

Net cash used in investing activities for the three months ended March 31, 2016 was $78,000 and represented the purchase of property and equipment and capitalized internal-use software costs. Net cash used in financing activities for the three months ended March 31, 2016 was $13,000, attributable to the purchase of treasury stock on behalf of employees to satisfy minimum statutory tax withholding requirements.

As of March 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and $400,000 on the Main Street Revolver. Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2016, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three months ended March 31, 2016 and 2015, the Company made no principal payments on the Main Street Term Loan or Main Street Revolver. During April 2016, the Company made $400,000 of principal payments on the Main Street Revolver, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. As of the filing of this Report, there were no outstanding borrowings on the Main Street Revolver.

As of March 31, 2016 the Company had outstanding borrowings of $1,785,000 on the SRS Note. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the three months ended March 31, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. We expect no principal or interest payments will be required during 2016 on the SRS Note and accrued interest on the SRS note will increase from $315,000 as of March 31, 2016 to $556,000 as of December 31, 2016.

As of March 31, 2016, the current portion of long-term debt recorded on the Company’s balance sheet was $400,000, which represents the outstanding borrowings on the Main Street Revolver. The Company expects that any principal payments under the Main Street Loan Agreement, which are based on a percentage of Excess Cash Flow as discussed above, will be applied to outstanding borrowings on the Main Street Revolver during the twelve months ending March 31, 2017. Therefore, the Company expects that no principal payments will be applied against the Main Street Term Loan during the twelve months ended March 31, 2017; and thus all outstanding borrowings on the Main Street Term Loan are classified as long term debt as of March 31, 2016. The principal payments related to these debt agreements are estimates and actual payments may vary.

As of March 31, 2016, we have availability of $1,395,000 under the Main Street Revolver and $2,000,000 under the Main Street Term Loan (subject to approval by Main Street under the terms of the Main Street Loan Agreement). There can be no assurances, however, that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. Based on the Company’s current financial projections, we believe that it is likely that the Company will violate both the existing fixed charge coverage ratio and the debt to Adjusted EBITDA ratio covenants beginning in mid-2016. We are currently exploring various alternatives to address our forecasted violations of our financial covenants, which may include renegotiation of our loan agreement with Main Street, a capital raise, conversion of a portion of our debt to equity or a debt refinancing. We expect to continually adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services as discussed above. In the event we are successful in addressing our forecasted covenant violations, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has, and will have, sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. If the Company were to violate any of its covenants under its senior loan agreement or its other debt arrangements, any such violations could cause an acceleration of the indebtedness under such loan agreements. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could proceed against the collateral granted to them to secure our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company. On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. The Company believes that these claims are without merit and intends to vigorously defend itself. Accordingly, on April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company is seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 5, 2015. There have been no material changes to these risks during the three months ended March 31, 2016.

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

10.2
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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

5/9/2016	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

5/9/2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)