Form 10-Q
period 2016-06-30
GLOWPOINT, INC.
filed 2016-08-04
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 35,855,000.

GLOWPOINT, INC.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as

- i-

our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2015 as filed with the SEC with our Annual Report on Form 10-K filed on March 17, 2016. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to stabilize and grow revenue, estimates relating to sales cycles, our expectations and estimates relating to future revenues, expenses and cash flows; estimated 2016 principal payments on our debt arrangements; our ability to access the availability under our debt arrangements; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangements; our ability to refinance our indebtedness and/or renegotiate existing financial covenants; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; possible results and impact to the Company of the UTC Associates, Inc. (“UTC”) litigation; and adequacy of our internal controls.

- ii-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,480	$1,764
Accounts receivable, net	2,153	2,698
Prepaid expenses and other current assets	855	553
Total current assets	4,488	5,015
Property and equipment, net	2,525	2,986
Goodwill	9,825	9,825
Intangibles, net	1,744	2,178
Other assets	11	30
Total assets	$18,593	$20,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,843	$400
Accounts payable	106	385
Accrued expenses and other liabilities	1,181	1,492
Accrued dividends	41	36
Accrued sales taxes and regulatory fees	700	441
Total current liabilities	10,871	2,754
Long term liabilities:
Deferred tax liability	383	309
Long term debt, net of current portion	1,781	10,588
Total long term liabilities	2,164	10,897
Total liabilities	13,035	13,651
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at June 30, 2016 and December 31, 2015	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,059,000 issued and 35,855,000 outstanding at June 30, 2016 and 35,889,000 issued and 35,710,000 outstanding at December 31, 2015	4	4
Treasury stock, 204,000 and 179,000 shares at June 30, 2016 and December 31, 2015, respectively	(219)	(206)
Additional paid-in capital	179,746	179,242
Accumulated deficit	(174,073)	(172,757)
Total stockholders’ equity	5,558	6,383
Total liabilities and stockholders’ equity	$18,593	$20,034

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$5,088	$6,528	$10,606	$13,691
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,120	3,704	6,579	7,653
Research and development	302	335	589	633
Sales and marketing	225	431	505	1,139
General and administrative	1,104	1,386	2,344	2,789
Impairment charges	25	9	25	134
Depreciation and amortization	508	560	1,054	1,115
Total operating expenses	5,284	6,425	11,096	13,463
Income (loss) from operations	(196)	103	(490)	228
Interest and other expense, net	375	372	755	731
Loss before income taxes	(571)	(269)	(1,245)	(503)
Income tax expense	34	—	71	—
Net loss	(605)	(269)	(1,316)	(503)
Preferred stock dividends	3	5	6	10
Net loss attributable to common stockholders	$(608)	$(274)	$(1,322)	$(513)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares of common stock:
Basic and diluted	35,492	35,400	35,474	35,466

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2016
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32	$100	35,889	$4	179	$(206)	$179,242	$(172,757)	$6,383
Net loss	—	—	—	—	—	—	—	(1,316)	(1,316)
Stock-based compensation	—	—	—	—	—	—	528	—	528
2014 Plan equity issuance costs	—	—	—	—	—	—	(18)	—	(18)
Issuance of restricted stock	—	—	170	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(6)	—	(6)
Repurchase of common stock	—	—	—	—	25	(13)	—	—	(13)
Balance at June 30, 2016	32	$100	36,059	$4	204	$(219)	$179,746	$(174,073)	$5,558

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,316)	$(503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,054	1,115
Bad debt (recovery) expense	(9)	1
Amortization of deferred financing costs	36	45
Stock-based compensation expense	528	336
Impairment charges	25	134
Deferred tax provision	74	—
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	554	(83)
Prepaid expenses and other current assets	(302)	341
Other assets	—	27
Accounts payable	(280)	(572)
Accrued expenses and other liabilities	(52)	128
Net cash provided by operating activities	312	969
Cash flows from investing activities:
Purchases of property and equipment	(183)	(825)
Proceeds from sale of equipment	—	3
Net cash used in investing activities	(183)	(822)
Cash flows from financing activities:
Principal payments for capital lease obligations	—	(30)
Principal payments under borrowing arrangements	(400)	(300)
Proceeds from issuance of common stock	—	18
Payment of equity issuance costs	—	(3)
Purchase of treasury stock	(13)	(139)
Net cash used in financing activities	(413)	(454)
Decrease in cash and cash equivalents	(284)	(307)
Cash at beginning of period	1,764	1,938
Cash at end of period	$1,480	$1,631

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$563	$642

Non-cash investing and financing activities:
Preferred stock dividends	$6	$10
Accrued capital expenditure	$—	$68
Recognition of prepaid equity issuance costs as additional paid-in capital	$—	$134

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Quarterly Financial Information and Results of Operations

The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, the statement of stockholders’ equity for the six months ended June 30, 2016 and the statement of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016, and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements as of December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Liquidity and Going Concern

As of June 30, 2016, we had $1,480,000 of cash and a working capital deficit of $6,383,000. Our cash balance as of June 30, 2016 includes restricted cash of $51,000 (as discussed in Note 4). For the six months ended June 30, 2016, we generated a net loss of $1,316,000 and net cash provided by operating activities of $312,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses (as shown on the condensed consolidated statements of cash flows).

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiary, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. On February 27, 2015 the Company and Main Street entered into an amendment to the loan agreement to revise certain of the Company’s financial covenants and ratio levels (as amended, the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). As of June 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. As of June 30, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, which constitutes an event of default under the Main Street Loan Agreement. We are currently in discussions with Main Street with respect to a possible waiver of the existing default. While a default exists under the Main Street Loan Agreement, we are not able to borrow under the Main Street Revolver, and any extension of the maturity of the Main Street Revolver is not permitted. If we are not able to obtain a waiver of the existing default, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing to Main Street. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of September 30, 2016 and in the future. Accordingly, in addition to a current waiver, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, a capital raise, conversion of a portion of our debt to equity or a debt refinancing.

In connection with the October 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of June 30, 2016 and December 31, 2015, the principal balance on the SRS Note was $1,785,000. As of June 30, 2016, accrued interest expense on the SRS Note was $394,000. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note.

Given that the maturity date of the SRS Note (July 6th, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our debt or capital infusion is necessary to fund our obligations. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We continue to evaluate the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and believe that the Company will use the retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. Management does not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $21,000 and $45,000 at June 30, 2016 and December 31, 2015, respectively.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three and six months ended June 30, 2016, we included taxes of $216,000 and $470,000, respectively, in revenue, and we included taxes of $265,000 and $692,000, respectively, in cost of revenue. For the three and six months ended June 30, 2015, we included taxes of $259,000 and $589,000, respectively, in revenue, and we included taxes of $244,000 and $553,000, respectively, in cost of revenue.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test goodwill for impairment on an annual basis or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. We also evaluate impairment losses on long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization, when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. The Company recorded impairment losses of $134,000 for the six months ended June 30, 2015, primarily consisting of furniture and leasehold improvements associated with the closure of our former New Jersey office. The Company recorded no impairment losses for the six months ended June 30, 2016. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges to these assets in the future.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and six months ended June 30, 2016, we capitalized $97,000 and $159,000 of internal-use software costs, respectively, and we amortized $151,000 and $330,000, respectively, of these costs. For the three and six months ended June 30, 2015, we capitalized $330,000 and $853,000, respectively, and we amortized $197,000 and $322,000, respectively, of these costs. During the three and six months ended June 30, 2016, we recorded impairment losses of $25,000 related to capitalized software no longer in service.

Note 4 - Restricted Cash

As of June 30, 2016 and December 31, 2015, our cash balance included restricted cash of $51,000 and $83,000, respectively. The $51,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 10) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation	$149	$247
Accrued communication costs	69	180
Accrued professional fees	33	133
Accrued interest	485	332
Other accrued expenses	128	227
Deferred rent expense	80	89
Deferred revenue	58	105
Customer deposits	179	179
Accrued expenses and other liabilities	$1,181	$1,492

Note 6 - Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Main Street Term Loan, net of unamortized debt discount based on an imputed interest rate of 12%; $157 at June 30, 2016 and $192 at December 31, 2015, respectively.	$8,843	$8,808
Main Street Revolver	—	400
SRS Note, net of unamortized debt discount based on an imputed interest rate of 12%; $4 at June 30, 2016 and $5 at December 31, 2015, respectively.	1,781	1,780
	10,624	10,988
Less current maturities	(8,843)	(400)
Long-term debt, net of current portion	$1,781	$10,588

As discussed in Note 2, the Main Street Loan Agreement provides for the $11,000,000 Main Street Term Loan and the $2,000,000 Main Street Revolver. As of June 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. As of June 30, 2016, Main Street owned 7,711,517 shares, or 22%, of the Company’s common stock.

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

The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three and six months ended June 30, 2016, the Company made $400,000 of principal payments on the Main Street Revolver, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. During the three and six months ended June 30, 2015, the Company made no principal payments on the Main Street Term Loan or Main Street Revolver.

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

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, which constitutes an event of default under the Main Street Loan Agreement. We are currently in discussions with Main Street with respect to a possible waiver of the existing default. While a default exists under the Main Street Loan Agreement, we are not able to borrow under the Main Street Revolver, and any extension of the maturity of the Main Street Revolver is not permitted. If we are not able to obtain a waiver of the existing default, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing to Main Street. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of September 30, 2016 and in the future. Accordingly, in addition to a current waiver, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, a capital raise, conversion of a portion of our debt to equity or a debt refinancing.

As of June 30, 2016, the current portion of long-term debt recorded on the Company’s balance sheet was $8,843,000, and represents the outstanding borrowings on the Main Street Term Loan of $9,000,000, offset by unamortized deferred financing costs related to the Main Street Term Loan of $157,000. Although the maturity date of the Main Street Term Loan is October 17, 2018, the Company has classified this debt as current given the existing event of default (as described above) and potential acceleration of such indebtedness.

Deferred financing costs related to our debt agreements of $161,000 and $197,000 are included as a direct deduction of the carrying amount of our debt as of June 30, 2016 and December 31, 2015, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the six months ended June 30, 2016 and 2015, amortization of deferred financing costs was $36,000 and $45,000, respectively.

In connection with the October 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), the Company issued a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”), on behalf of the prior stockholders of Affinity. As of June 30, 2016, the principal balance on the SRS Note was $1,785,000, offset by unamortized deferred financing costs related to the SRS Note of $4,000. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the six months ended June 30, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. As of June 30, 2016, accrued interest expense on the SRS Note was $394,000.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2016, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of June 30, 2016. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of June 30, 2016. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the six months ended June 30, 2016, there were no adjustments to the conversion price. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of June 30, 2016, the Company has recorded $41,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding.

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

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the six months ended June 30, 2016, 1,677,000 restricted stock units and 170,000 restricted stock awards were granted under the 2014 Plan. As of June 30, 2016, 636,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of June 30, 2016, options to purchase a total of 17,000 shares of common stock were outstanding under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of June 30, 2016, options to purchase a total of 1,216,000 shares of common stock and 193,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the six months ended June 30, 2016, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99
Granted	—	—
Exercised	—	—
Expired	(22)	1.77
Forfeited and canceled	(14)	1.36
Options outstanding, June 30, 2016	1,233	$1.99	1,086	$2.00

Stock-based compensation expense related to stock options is allocated as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$90	$97	$184	$199
	$90	$97	$184	$199

The remaining unrecognized stock-based compensation expense for options as of June 30, 2016 was $196,000 and will be amortized over a weighted average period of approximately 0.56 years.

There was no tax benefit recognized for stock-based compensation for the three and six months ended June 30, 2016 or 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2016, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2015	261	$1.58
Granted	170	0.55
Vested	(68)	1.67
Forfeited	—	—
Unvested restricted shares outstanding, June 30, 2016	363	$1.08

The number of shares of restricted stock awards vested during the six months ended June 30, 2016 includes 25,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $13,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of June 30, 2016.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$2	$2	$4	$(20)
Research and development	1	1	2	(4)
Sales and marketing	—	2	—	(29)
General and administrative	24	33	141	32
	$27	$38	$147	$(21)

During the six months ended June 30, 2016, the Company recorded $93,000 in stock-based compensation expense related to 170,000 shares of restricted stock awards issued in lieu of payment of $84,000 in cash bonuses earned in 2014.

During the six months ended June 30, 2015, the Company recorded a reversal of $88,000 in stock-based compensation expense of which $26,000 related to expense for unvested awards that were forfeited and $62,000 related to revised estimates for expense previously recorded on performance-based awards.

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2016 was $247,000. Of this amount, $92,000 relates to time-based awards with a remaining weighted average period of 0.81 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

There was no tax benefit recognized for stock-based compensation for the three and six months ended June 30, 2016 or 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2016, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2015	2,164	$1.02
Granted	1,677	0.49
Vested	(387)	0.92
Forfeited	(246)	0.91
Unvested restricted stock units outstanding, June 30, 2016	3,208	$0.76

As of June 30, 2016, 387,000 vested restricted stock units remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the restricted stock units.

Stock-based compensation expense related to restricted stock units is allocated as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$9	$3	$17	$5
Research and development	10	3	19	5
Sales and marketing	(3)	2	1	3
General and administrative	84	80	161	145
	$100	$88	$198	$158

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

The remaining unrecognized stock-based compensation expense for restricted stock units as of June 30, 2016 was $2,194,000. Of this amount $655,000 relates to time-based awards with a remaining weighted average period of 1.15 years. The remaining $1,539,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2016, 2017 and 2018.

Note 9 - Net Loss Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted-average number shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2016 and 2015, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share includes the effect of all potentially dilutive securities on earnings per share. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of unvested restricted stock, unvested restricted stock units, stock options, and preferred stock. For the three and six months ended June 30, 2016 and 2015, diluted net loss per share is the same as basic net loss per share due to the Company’s net loss attributable to common stockholders and the potential shares of common stock that could have been issuable have been excluded from the calculation of diluted net loss per share because the effects, as a result of our net loss attributable to common stockholders, would be anti-dilutive.

The following table represents a reconciliation of the basic and diluted net loss per share computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(605)	$(269)	$(1,316)	$(503)
Less: preferred stock dividends	3	5	6	10
Net loss attributable to common stockholders	$(608)	$(274)	$(1,322)	$(513)

Weighted average shares outstanding - basic and diluted	35,492	35,400	35,474	35,466
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three and six months ended June 30, 2016 were $72,000 and $146,000, respectively. Lease payments for the three and six months ended June 30, 2015 were $69,000 and $195,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,
Remaining 2016	$147
2017	301
2018	308
2019	88
2020	23
$867

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

Contingencies

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company. On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. The Company believes that these claims are without merit and intends to vigorously defend itself. Accordingly, on April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company is seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them. The parties are presently engaged in discovery.

Letters of Credit

As of June 30, 2016, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank, N.A., for $51,000 to serve as our security deposit for our lease of office space in Colorado. See Note 4.

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended June 30, 2016, two major customers represented 17% and 12%, respectively, of our revenue. For the six months ended June 30, 2016, the same major customers represented 15% and 11%, respectively, of our revenue and represented 37% and 2%, respectively, of our accounts receivable balance at June 30, 2016. One additional customer accounted for 12% of our accounts receivable balance at June 30, 2016. For the three and six months ended June 30, 2015, one major customer represented 12% and 11%, respectively, of our revenue. This customer terminated the services provided by the Company as of June 30, 2015. One additional customer accounted for 10% of our revenue for both the three and six months ended June 30, 2015.

Note 12 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors of the Company, was an officer of ABM from 2007 until April 2015. Revenues from ABM were $45,000 for the four months ended April 30, 2015.

As of June 30, 2016, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of June 30, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock. Main Street is the Company’s senior debt lender (see Note 6).

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

We experienced a significant decline in revenue in 2015 (21% decrease from 2014) that has continued into 2016. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in our industry. As a result of the Company’s declining revenues and Adjusted EBITDA, the Company breached its debt to Adjusted EBITDA ratio covenant in its senior credit facility measured as of June 30, 2016. We are currently in discussions with our senior lender with respect to a possible waiver of the existing default, but no material progress has been made to date. Even if a waiver is obtained, the Company anticipates future covenant breaches and reduced cash flow from operations that will require a restructuring of our debt obligations and additional capital to fund investments in product development and sales and marketing as a means to reverse our revenue trends. These factors and the other factors described below raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three and Six Months Ended June 30, 2016 (the “2016 Quarter” and the “2016 Period, respectively) compared to Three and Six Months Ended June 30, 2015 (the “2015 Quarter”, the “2015 Period”, respectively)

Revenue. Total revenue decreased $1,440,000 to $5,088,000 in the 2016 Quarter from $6,528,000 in the 2015 Quarter. Total revenue decreased $3,085,000 to $10,606,000 in the 2016 Period from $13,691,000 in the 2015 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Video collaboration services	$2,921	$3,772	$5,909	$8,052
Network services	2,017	2,598	4,364	5,325
Professional and other services	150	158	333	314
Total revenue	$5,088	$6,528	$10,606	$13,691

Revenue for video collaboration services decreased $851,000 to $2,921,000 in the 2016 Quarter from $3,772,000 in the 2015 Quarter and decreased $2,143,000 to $5,909,000 in 2016 Period from $8,052,000 in the 2015 Period. These decreases in video collaboration revenue are attributable as follows:

(i)
approximately 52% and 44% of the decreases between the 2016 Quarter and the 2015 Quarter and the 2016 Period and the 2015 Period, respectively, are due to lower customer demand for video meeting suites as a result of increased usage of desktop and mobile video products and technologies;

(ii)
approximately 30% and 38% of the decreases between the 2016 Quarter and the 2015 Quarter and the 2016 Period and the 2015 Period, respectively, are due to a loss of a significant customer as of June 30, 2015 (and thus no revenue for this customer in the 2016 Quarter and 2016 Period - see Note 11 in Notes to the Condensed Consolidated Financial Statements above); and

(iii)	the remaining decreases for these periods are attributable to net attrition of other customers and other factors.

Revenue for network services decreased $581,000 to $2,017,000 in the 2016 Quarter from $2,598,000 in the 2015 Quarter. Revenue for network services decreased $961,000 to $4,364,000 in the 2016 Period from $5,325,000 in the 2015 Period. These decreases are mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that currently exists in the network services business.

We expect that the year-over-year total revenue trend for the 2015 Period to the 2016 Period will continue for the remainder of 2016 and into next year given the current dynamic and competitive environment for video collaboration and network services, and due to the limited resources we have to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. However, we believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $3,120,000 in the 2016 Quarter from $3,704,000 in the 2015 Quarter. This $584,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $1,440,000 decrease in revenue during the same period. Cost of revenue, as a percentage of total revenue, was 61% and 57% for the 2016 Quarter and 2015 Quarter, respectively. Cost of revenue decreased to $6,579,000 in the 2016 Period from $7,653,000 in the 2015 Period. This $1,074,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $3,085,000 decrease in revenue during the same period. Cost of revenue, as a percentage of total revenue, was 62% and 56% for the 2016 Period and 2015 Period, respectively. The increase in cost of revenue as a percentage of revenue for the 2016 Quarter and 2016 Period as compared to the 2015 Quarter and 2015 Period, respectively, are mainly attributable to relatively higher levels of investment in service delivery and infrastructure. We reduced costs in network, personnel and external costs associated with video meeting suites in the 2016 Quarter and 2016 Period as compared with the same periods in 2015.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $302,000 in the 2016 Quarter from $335,000 in the 2015 Quarter and decreased to $589,000 in the 2016 Period from $633,000 in the 2015 Period. These decreases are primarily attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased $206,000 to $225,000 in the 2016 Quarter from $431,000 in the 2015 Quarter. Sales and marketing expenses decreased $634,000 to $505,000 in the 2016 Period from $1,139,000 in the 2015 Period. These decreases are primarily attributable to lower headcount and corresponding personnel costs of $67,000 and $348,000, and reductions of marketing expenditures of $73,000 and $188,000, respectively, between the 2016 and 2015 Quarters and the 2016 and 2015 Periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses decreased by $282,000 to $1,104,000 in the 2016 Quarter from $1,386,000 in the 2015 Quarter. This decrease is mainly attributable to lower personnel costs of $235,000. General and administrative expenses decreased by $445,000 to $2,344,000 in the 2016 Period from $2,789,000 in the 2015 Period. This decrease is mainly attributable to lower personnel costs of $279,000 and lower administrative and overhead costs.

Impairment Charges. Impairment charges in the 2016 Quarter and 2016 Period were $25,000 as compared to $9,000 in the 2015 Quarter and $134,000 in the 2015 Period. The impairment losses for the 2015 Period primarily related to furniture and leasehold improvements associated with the closure of our former New Jersey office. The impairment losses for the 2016 Period related to capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $52,000 to $508,000 in the 2016 Quarter from $560,000 in the 2015 Quarter. Depreciation and amortization expenses decreased by $61,000 to $1,054,000 in the 2016 Period from $1,115,000 in the 2015 Period.

Income (Loss) from Operations. The Company recorded a loss from operations of $196,000 in the 2016 Quarter which represented a decrease of $299,000 from the income from operations of $103,000 in the 2015 Quarter. The Company recorded a loss from operations of $490,000 in the 2016 Period which represented a decrease of $718,000 from the income from operations of $228,000 in the 2015 Period. The reduction in our income from operations from the 2015 Quarter and Period to our loss from operations in the 2016 Quarter and Period is primarily attributable to decreases in revenue partially offset by lower operating expenses, as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in the 2016 Quarter was $375,000, as compared to $372,000 in the 2015 Quarter. Interest and other expense, net in the 2016 Period was $755,000 as compared to $731,000 in the 2015 Period.

Income Taxes. The Company recorded income tax expense of $34,000 and $0 in the 2016 and 2015 Quarters, respectively, and $71,000 and $0 in the 2016 and 2015 Periods, respectively.

Net Loss. Net loss increased $336,000 for the 2016 Quarter to $605,000 in the 2016 Quarter from $269,000 in the 2015 Quarter. Net loss increased $813,000 to $1,316,000 in the 2016 Period from $503,000 in the 2015 Period. The increases in our net loss from the 2015 Quarter and Period to the 2016 Quarter and Period is primarily attributable to the decrease in revenue partially offset by lower operating expenses, as discussed above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(605)	$(269)	$(1,316)	$(503)
Depreciation and amortization	508	560	1,054	1,115
Interest and other expense, net	375	372	755	731
Income tax expense	34	—	71
EBITDA	312	663	564	1,343
Stock-based compensation	216	223	528	336
Severance	40	(3)	97	50
Impairment charges	25	9	25	134
Adjusted EBITDA	$593	$892	$1,214	$1,863

Liquidity and Capital Resources

As of June 30, 2016, we had $1,480,000 of cash and a working capital deficit of $6,383,000. Our cash balance as of June 30, 2016 includes restricted cash of $51,000 (as discussed in Note 4). For the six months ended June 30, 2016, we generated a net loss of $1,316,000 and net cash provided by operating activities of $312,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund operations, capital expenditures and investments in sales and marketing. During the six months ended June 30, 2016, our cash flow from operations was reduced by $563,000 for interest payments on our indebtedness.

Net cash used in investing activities for the six months ended June 30, 2016 was $183,000 and represented the purchase of property and equipment and capitalized internal-use software costs. Net cash used in financing activities for the six months ended June 30, 2016 was $413,000, primarily attributable to $400,000 of payments made on the Main Street Revolver.

As of June 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. Borrowings under the Main Street Term Loan and Main Street Revolver mature on October 17, 2018 and October 17, 2016, respectively, unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum and the Main Street Revolver borrowings bear interest at 8% per annum. Interest payments on the outstanding borrowings under both the Main Street Term Loan and Main Street Revolver are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there are outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the three and six months ended June 30, 2016, the Company made $400,000 of principal payments on the Main Street Revolver, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. During the three and six months ended June 30, 2015, the Company made no principal payments on the Main Street Term Loan or Main Street Revolver.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, which constitutes an event of default under the Main Street Loan Agreement. We are currently in discussions with Main Street with respect to a possible waiver of the existing default. While a default exists under the Main Street Loan Agreement, we are not able to borrow under the Main Street Revolver, and any extension of the maturity of the Main Street Revolver is not permitted. If we are not able to obtain a waiver of the existing default, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing to Main Street. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of September 30, 2016 and in the future. Accordingly, in addition to a current waiver, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, a capital raise, conversion of a portion of our debt to equity or a debt refinancing.

As of June 30, 2016, the Company had outstanding borrowings of $1,785,000 on the SRS Note. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the six months ended June 30, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. We expect no principal or interest payments will be required during 2016 on the SRS Note and accrued interest on the SRS note will increase from $394,000 as of June 30, 2016 to $565,000 as of December 31, 2016.

Given that the maturity date of the SRS Note (July 6th, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that we will be able to access the availability from the Main Street Revolver and/or Main Street Term Loan in the future. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services as discussed above, a restructuring of our debt or capital infusion is necessary to fund our obligations. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations and provide growth capital beyond our existing Main Street credit facility, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to access availability from the Main Street credit facility and/or raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 17, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company. On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. This matter involves allegations that Glowpoint has failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC seeks monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. The Company believes that these claims are without merit and intends to vigorously defend itself. Accordingly, on April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company is seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them. The parties are presently engaged in discovery.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 17, 2016. There have been no material changes to these risks during the six months ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company has not made any purchases of its own securities during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, which constitutes an event of default under the Main Street Loan Agreement. See further discussion in Note 6 to our condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Severance and Release Agreement between Glowpoint, Inc. and Gary Iles, dated as of June 10, 2016 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 16th, 2016 and incorporated herein by reference).

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

GLOWPOINT, INC.

8/4/2016	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

8/4/2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)