Form 10-Q
period 2016-09-30
GLOWPOINT, INC.
filed 2016-11-04
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2016 was 36,455,000.

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

- ii-

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,343	$1,764
Accounts receivable, net	1,739	2,698
Prepaid expenses and other current assets	895	553
Total current assets	3,977	5,015
Property and equipment, net	2,372	2,986
Goodwill	9,225	9,825
Intangibles, net	1,526	2,178
Other assets	11	30
Total assets	$17,111	$20,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,642	$400
Accounts payable	114	385
Accrued expenses and other liabilities	1,415	1,492
Accrued dividends	45	36
Accrued sales taxes and regulatory fees	405	441
Total current liabilities	12,621	2,754
Long term liabilities:
Deferred tax liability	420	309
Long term debt, net of current portion	—	10,588
Total long term liabilities	420	10,897
Total liabilities	13,041	13,651
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at September 30, 2016 and December 31, 2015	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,059,000 issued and 35,855,000 outstanding at September 30, 2016 and 35,889,000 issued and 35,710,000 outstanding at December 31, 2015	4	4
Treasury stock, 204,000 and 179,000 shares at September 30, 2016 and December 31, 2015, respectively	(219)	(206)
Additional paid-in capital	179,963	179,242
Accumulated deficit	(175,778)	(172,757)
Total stockholders’ equity	4,070	6,383
Total liabilities and stockholders’ equity	$17,111	$20,034

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$4,344	$6,160	$14,950	$19,851
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,609	3,723	9,187	11,376
Research and development	229	336	817	969
Sales and marketing	70	519	576	1,658
General and administrative	1,664	1,378	4,009	4,167
Impairment charges	605	4	630	138
Depreciation and amortization	455	537	1,509	1,652
Total operating expenses	5,632	6,497	16,728	19,960
Loss from operations	(1,288)	(337)	(1,778)	(109)
Interest and other expense, net	380	377	1,135	1,108
Loss before income taxes	(1,668)	(714)	(2,913)	(1,217)
Income tax expense	37	—	108	—
Net loss	(1,705)	(714)	(3,021)	(1,217)
Preferred stock dividends	3	5	9	15
Net loss attributable to common stockholders	$(1,708)	$(719)	$(3,030)	$(1,232)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.03)

Weighted-average number of shares of common stock:
Basic and diluted	35,492	35,393	35,480	35,441

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2016
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32	$100	35,889	$4	179	$(206)	$179,242	$(172,757)	$6,383
Net loss	—	—	—	—	—	—	—	(3,021)	(3,021)
Stock-based compensation	—	—	—	—	—	—	748	—	748
2014 Plan equity issuance costs	—	—	—	—	—	—	(18)	—	(18)
Issuance of restricted stock	—	—	170	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(9)	—	(9)
Repurchase of common stock	—	—	—	—	25	(13)	—	—	(13)
Balance at September 30, 2016	32	$100	36,059	$4	204	$(219)	$179,963	$(175,778)	$4,070

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,021)	$(1,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,509	1,653
Bad debt expense	6	27
Amortization of deferred financing costs	54	68
Stock-based compensation expense	748	569
Accrued non-cash stock-based expense	168	—
Impairment charges	630	138
Deferred tax provision	111	—
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	953	227
Prepaid expenses and other current assets	(342)	231
Other assets	1	(21)
Accounts payable	(271)	(365)
Accrued expenses and other liabilities	(281)	72
Net cash provided by operating activities	265	1,382
Cash flows from investing activities:
Purchases of property and equipment	(273)	(1,057)
Proceeds from sale of equipment	—	3
Net cash used in investing activities	(273)	(1,054)
Cash flows from financing activities:
Principal payments for capital lease obligations	—	(38)
Principal payments under borrowing arrangements	(400)	(379)
Proceeds from issuance of common stock	—	18
Payment of equity issuance costs	—	(3)
Purchase of treasury stock	(13)	(139)
Net cash used in financing activities	(413)	(541)
Decrease in cash and cash equivalents	(421)	(213)
Cash at beginning of period	1,764	1,938
Cash at end of period	$1,343	$1,725

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$841	$921

Non-cash investing and financing activities:
Preferred stock dividends	$9	$15
Accrued capital expenditure	$—	$79
Preferred stock conversion	$—	$89
Recognition of prepaid equity issuance costs as additional paid-in capital	$18	$134

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

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

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2015. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2015 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2015 and notes thereto included in the Company's fiscal 2015 Annual Report on Form 10-K, filed with the SEC on March 17, 2016 (the “2015 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2015 10-K, and there have been no changes to the Company's significant accounting policies during the nine months ended September 30, 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (Subtopic 740-10). The amendments in this update require deferred tax liabilities and assets be classified as non-current regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of ASU 2015-17 to have a material impact on our financial statements and disclosures.

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, “Leases”. The guidance in this update supersedes Topic 840, “Leases”. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Subtopic 718). The guidance in this update involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim or annual period. Management does not expect the adoption of ASU 2016-09 to have a material impact on our financial statements and disclosures.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three and nine months ended September 30, 2016, we included taxes of $190,000 and $660,000, respectively, in revenue, and we included taxes of $203,000 and $895,000, respectively, in cost of revenue. For the three and nine months ended September 30, 2015, we included taxes of $249,000 and $838,000, respectively, in revenue, and we included taxes of $262,000 and $815,000, respectively, in cost of revenue.

Note 2 - Liquidity and Going Concern

As of September 30, 2016, we had $1,343,000 of cash and a working capital deficit of $8,644,000. Our cash balance as of September 30, 2016 includes restricted cash of $51,000 (as discussed in Note 4). For the nine months ended September 30, 2016, we generated a net loss of $3,021,000 and net cash provided by operating activities of $265,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows).

In October 2013, the Company entered into a loan agreement by and among the Company and its subsidiary, and Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto. On February 27, 2015 the Company and Main Street entered into an amendment to the loan agreement to revise certain of the Company’s financial covenants and ratio levels (as amended, the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”) and a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). On October 17, 2016, the Main Street Revolver matured and therefore the Company no longer has access to this revolving loan facility. As of September 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. While we are in default of the Main Street Loan Agreement (see below), we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. As of September 30, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016 and September 30, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of December 31, 2016 and in the future. Accordingly, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion of our debt to equity or a debt refinancing, coupled with a capital raise.

In connection with the October 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), the Company issued a promissory note (as amended, the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) on behalf of the prior stockholders of Affinity. As of September 30, 2016 and December 31, 2015, the principal balance on the SRS Note was $1,785,000. As of September 30, 2016, accrued interest expense on the SRS Note was $478,000. The maturity date of the SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note.

Because the maturity date of the SRS Note (July 6, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. In the event that our lenders accelerate the repayment of such indebtedness, we would not have sufficient resources and/or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test goodwill for impairment on an annual basis on November 30 each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company considered the declines in our revenue and cash flows, coupled with defaults of the Main Street Loan Agreement, to be a triggering event for an interim goodwill impairment test. The performance of the impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates as a single reporting unit. The Company used market-based approaches to determine the fair value of the reporting unit for the first step of the goodwill impairment test. These approaches used quoted market prices in active markets and revenue multiples of next twelve months revenue for comparable companies. The carrying amount of our reporting unit exceeded its fair value; therefore, the second step of the goodwill impairment test was performed to calculate implied goodwill and to measure the amount of the impairment loss. The Company allocated the fair value of the reporting unit to all of its assets and liabilities. Based upon this allocation, the Company determined that goodwill is valued at $9,225,000 and recorded an impairment loss of $600,000 in the three and nine months ended September 30, 2016. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 4 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and nine months ended September 30, 2016, we capitalized $89,000 and $248,000 of internal-use software costs, respectively, and we amortized $145,000 and $475,000, respectively, of these costs. For the three and nine months ended September 30, 2015, we capitalized $226,000 and $1,052,000, respectively, and we amortized $166,000 and $458,000, respectively, of these costs. During the three and nine months ended September 30, 2016, we recorded impairment losses of $0 and $25,000, respectively, related to capitalized software no longer in service.

Note 5 - Restricted Cash

As of September 30, 2016 and December 31, 2015, our cash balance included restricted cash of $51,000 and $83,000, respectively. The $51,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 10) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 6 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation	$232	$247
Accrued communication costs	52	180
Accrued professional fees	49	133
Accrued interest	569	332
Other accrued expenses	254	227
Deferred rent expense	77	89
Deferred revenue	36	105
Customer deposits	146	179
Accrued expenses and other liabilities	$1,415	$1,492

Note 7 - Debt

Debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Main Street Term Loan, net of unamortized debt discount based on an imputed interest rate of 12%; $140 at September 30, 2016 and $192 at December 31, 2015, respectively.	$8,860	$8,808
Main Street Revolver	—	400
SRS Note, net of unamortized debt discount based on an imputed interest rate of 15%; $3 at September 30, 2016 and $5 at December 31, 2015, respectively.	1,782	1,780
	10,642	10,988
Less current maturities	(10,642)	(400)
Long-term debt, net of current portion	$—	$10,588

As discussed in Note 2, the Main Street Loan Agreement provides for the $11,000,000 Main Street Term Loan and provided for the $2,000,000 Main Street Revolver. On October 17, 2016, the Main Street Revolver matured and therefore the Company no longer has access to this revolving loan facility. As of September 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. While we are in default of the Main

Street Loan Agreement (see below), we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. As of September 30, 2016, Main Street owned 7,711,517 shares, or 22%, of the Company’s common stock.

Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings are due monthly.

The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there were outstanding borrowings on the Main Street Revolver, any quarterly principal payments are first applied to the Main Street Revolver and then to the Main Street Term Loan. During the nine months ended September 30, 2016, the Company made $400,000 of principal payments on the Main Street Revolver, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016.

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

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016 and September 30, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of December 31, 2016 and in the future. Accordingly, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion of our debt to equity or a debt refinancing, coupled with a capital raise. Although the maturity date of the Main Street Term Loan is October 17, 2018, the Company has classified this debt as current given the existing defaults and potential acceleration of such indebtedness.

In connection with the October 2012 acquisition of Affinity, the Company issued the SRS Note to SRS, on behalf of the prior stockholders of Affinity. As of September 30, 2016, the principal balance on the SRS Note was $1,785,000, offset by unamortized deferred financing costs related to the SRS Note of $3,000. The maturity date of the SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the nine months ended September 30, 2016, the Company was not required to make any principal payments on the SRS Note. As of September 30, 2016, accrued interest expense on the SRS Note was $478,000.

Deferred financing costs related to our debt agreements of $143,000 and $197,000 are included as a direct deduction of the carrying amount of our debt as of September 30, 2016 and December 31, 2015, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the nine months ended September 30, 2016 and 2015, amortization of deferred financing costs was $54,000 and $68,000, respectively.

Note 8 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2016, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of September 30, 2016. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of September 30, 2016. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the nine months ended September 30, 2016, there were no adjustments to the conversion price. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2016, the Company has recorded $45,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at our option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

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

Note 9 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the nine months ended September 30, 2016, 1,677,000 restricted stock units and 170,000 restricted stock awards were granted under the 2014 Plan. As of September 30, 2016, 636,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of September 30, 2016, options to purchase a total of 13,000 shares of common stock were outstanding under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of September 30, 2016, options to purchase a total of 1,209,000 shares of common stock and 193,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the nine months ended September 30, 2016, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99
Granted	—	—
Exercised	—	—
Expired	(15)	1.53
Forfeited and canceled	(32)	1.83
Options outstanding, September 30, 2016	1,222	$1.99	1,137	$2.00

Stock-based compensation expense related to stock options is allocated as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$89	$94	$272	$292
	$89	$94	$272	$292

The remaining unrecognized stock-based compensation expense for options as of September 30, 2016 was $107,000 and will be amortized over a weighted average period of approximately 0.32 years.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2016, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2015	261	$1.58
Granted	170	0.55
Vested	(68)	1.67
Forfeited	—	—
Unvested restricted shares outstanding, September 30, 2016	363	$1.08

The number of shares of restricted stock awards vested during the nine months ended September 30, 2016 includes 25,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $13,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of September 30, 2016.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$2	$2	$5	$(19)
Research and development	1	1	4	(2)
Sales and marketing	—	(10)	—	(40)
General and administrative	24	24	165	56
	$27	$17	$174	$(5)

During the nine months ended September 30, 2016, the Company recorded $93,000 in stock-based compensation expense related to 170,000 shares of restricted stock awards issued in lieu of payment of $84,000 in cash bonuses earned in 2014.

During the nine months ended September 30, 2015, the Company recorded a reversal of $110,000 in stock-based compensation expense of which $26,000 related to expense for unvested awards that were forfeited and $62,000 related to revised estimates for expense previously recorded on performance-based awards.

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2016 was $221,000. Of this amount, $66,000 relates to time-based awards with a remaining weighted average period of 0.55 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2016, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2015	2,164	$1.02
Granted	1,677	0.49
Vested	(387)	0.92
Forfeited	(246)	0.91
Unvested restricted stock units outstanding, September 30, 2016	3,208	$0.76

As of September 30, 2016, 387,000 vested restricted stock units remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the restricted stock units.

Stock-based compensation expense related to restricted stock units is allocated as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$9	$3	$26	$8
Research and development	10	3	29	9
Sales and marketing	3	1	4	5
General and administrative	82	115	243	260
	$104	$122	$302	$282

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

The remaining unrecognized stock-based compensation expense for restricted stock units as of September 30, 2016 was $2,089,000. Of this amount $550,000 relates to time-based awards with a remaining weighted average period of 0.90 years. The remaining $1,539,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2016, 2017 and 2018.

There was no tax benefit recognized for stock-based compensation for the three and nine months ended September 30, 2016 or 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 10 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2016 and 2015, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, restricted stock units, and unvested restricted stock awards, to the extent they are dilutive. For the three and nine months ended September 30, 2016 and 2015, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	(1,705)	(714)	(3,021)	(1,217)
Less: preferred stock dividends	3	5	9	15
Net loss attributable to common stockholders	$(1,708)	$(719)	$(3,030)	$(1,232)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	35,492	35,393	35,480	35,441
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.03)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2016	2015
Unvested restricted stock units	3,208	2,855
Vested restricted stock units	387	—
Unvested restricted stock awards	363	261
Outstanding stock options	1,222	1,269
Shares of common stock issuable upon conversion of preferred stock, Series A-2	79	79

Note 11 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three and nine months ended September 30, 2016 were $72,000 and $218,000, respectively. Lease payments for the three and nine months ended September 30, 2015 were $69,000 and $195,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2016, are as follows (in thousands):

Year Ending December 31,
Remaining 2016	$74
2017	301
2018	308
2019	88
2020	23
$794

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

Contingencies

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company (the “UTC Litigation”). On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. The UTC Litigation involved allegations that Glowpoint failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC sought monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. On April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company was seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them.

On September 30, 2016, the Company entered into a settlement agreement with UTC related to claims that have been or could have been asserted against one another, including but not limited to claims in the UTC Litigation. Pursuant to the settlement agreement, (i) the Company paid $325,000 to UTC on September 30, 2016; (ii) the Company and UTC entered into a new services agreement pursuant to which the Company will purchase services from UTC subject to certain terms and conditions set forth therein; and (iii) the Company issued 600,000 shares of the Company’s common stock to UTC on October 14, 2016. The value of the common stock, or $168,000 (equal to 600,000 shares multiplied by the closing price of the Company’s stock of $0.30 per share on September 30, 2016), was recorded in accrued expenses and other liabilities as of September 30, 2016 and as stock-based expense in general and administrative expenses for the three and nine months ended September 30, 2016. Upon payment and delivery of the foregoing, both the Company and UTC dismissed their respective claims in the UTC Litigation, and each party has released the other party of all potential claims against the other party, including those that were or could have been asserted in the UTC Litigation.

Letters of Credit

As of September 30, 2016, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank, N.A., for $51,000 to serve as our security deposit for our lease of office space in Colorado. See Note 5.

Note 12 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended September 30, 2016, two major customers represented 17% and 13%, respectively, of our revenue. For the nine months ended September 30, 2016, the same major customers represented 16% and 12%, respectively, of our revenue and represented 41% and 10%, respectively, of our accounts receivable balance at September 30, 2016. For the three months ended September 30, 2015, three major customers represented 13%, 10%, and 10%, respectively, of our revenue. For the nine months ended September 30, 2015, two of these major customers represented 12% and 10% of our revenue.

Note 13 - Related Party Transactions

The Company provides video collaboration services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors of the Company, was an officer of ABM from 2007 until April 2015. Revenues from ABM were $45,000 for the four months ended April 30, 2015.

As of September 30, 2016, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 7 for a description of the terms of the SRS Note.

As of September 30, 2016, Main Street owns 7,711,517 shares, or 22%, of the Company’s common stock. Main Street is the Company’s senior debt lender (see Note 7).

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

We experienced a significant decline in revenue in 2015 (21% decrease from 2014) that has continued into 2016. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in our industry. As a result of the Company’s declining revenue and Adjusted EBITDA, the Company breached certain financial covenants in the Main Street Loan Agreement as of June 30, 2016 and September 30, 2016. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. The Company anticipates future covenant breaches and reduced cash flow from operations that will require a restructuring of our debt obligations and additional capital to fund investments in product development and sales and marketing as a means to reverse our revenue trends. These factors and the other factors described below raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three and Nine Months Ended September 30, 2016 (the “2016 Quarter” and the “2016 Period, respectively) compared to Three and Nine Months Ended September 30, 2015 (the “2015 Quarter”, the “2015 Period”, respectively)

Revenue. Total revenue decreased $1,816,000 to $4,344,000 in the 2016 Quarter from $6,160,000 in the 2015 Quarter. Total revenue decreased $4,901,000 to $14,950,000 in the 2016 Period from $19,851,000 in the 2015 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Video collaboration services	$2,494	$3,308	$8,403	$11,360
Network services	1,805	2,498	6,168	7,823
Professional and other services	45	354	379	668
Total revenue	$4,344	$6,160	$14,950	$19,851

Revenue for video collaboration services decreased $814,000 to $2,494,000 in the 2016 Quarter from $3,308,000 in the 2015 Quarter and decreased $2,957,000 to $8,403,000 in 2016 Period from $11,360,000 in the 2015 Period. These decreases in video collaboration revenue are attributable as follows:

(i)
approximately 23% and 31% of the decreases between the 2016 Quarter and the 2015 Quarter and the 2016 Period and the 2015 Period, respectively, are due to lower customer demand for video meeting suites as a result of increased usage of desktop and mobile video products and technologies; and

(ii)	the remaining decreases for these periods are attributable to net attrition of other customers and other factors.

Revenue for network services decreased $693,000 to $1,805,000 in the 2016 Quarter from $2,498,000 in the 2015 Quarter. Revenue for network services decreased $1,655,000 to $6,168,000 in the 2016 Period from $7,823,000 in the 2015 Period. These decreases are mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that currently exists in the network services business.

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

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $2,609,000 in the 2016 Quarter from $3,723,000 in the 2015 Quarter. This $1,114,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $1,816,000 decrease in revenue during the same period. Cost of revenue, as a percentage of total revenue, was 60% for both the 2016 Quarter and 2015 Quarter, respectively. Cost of revenue decreased to $9,187,000 in the 2016 Period from $11,376,000 in the 2015 Period. This $2,189,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $4,901,000 decrease in revenue during the same period. Cost of revenue, as a percentage of total revenue, was 61% and 57% for the 2016 Period and 2015 Period, respectively. The increase in cost of revenue as a percentage of revenue for the 2016 Period as compared to the 2015 Period, is mainly attributable to relatively higher levels of investment in service delivery and infrastructure. We reduced costs in network, personnel and external costs associated with video meeting suites in the 2016 Quarter and 2016 Period as compared with the same periods in 2015.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $229,000 in the 2016 Quarter from $336,000 in the 2015 Quarter and decreased to $817,000 in the 2016 Period from $969,000 in the 2015 Period. These decreases are primarily attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $70,000 in the 2016 Quarter from $519,000 in the 2015 Quarter and decreased to $576,000 in the 2016 Period from $1,658,000 in the 2015 Period. These decreases are primarily attributable to lower headcount and corresponding personnel costs of $306,000 and $626,000, and reductions of marketing expenditures of $72,000 and $267,000, respectively, between the 2016 and 2015 Quarters and the 2016 and 2015 Periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance, legal, human resources and information technology. General and administrative expenses increased by $286,000 to $1,664,000 in the 2016 Quarter from $1,378,000 in the 2015 Quarter. This increase is primarily attributable to an increase of $579,000 in costs related to the UTC Litigation (see Note 11 in Notes to the Condensed Consolidated Financial Statements above for further discussion), partially offset by lower personnel costs of $165,000, and lower administrative, overhead and other costs of $107,000.

General and administrative expenses decreased by $158,000 to $4,009,000 in the 2016 Period from $4,167,000 in the 2015 Period. This decrease is mainly attributable to lower personnel costs of $515,000, and lower administrative, overhead and other costs of $325,000, partially offset by an increase of $695,000 in costs related to the UTC Litigation.

Impairment Charges. Impairment charges in the 2016 Quarter and 2016 Period were $605,000 and $630,000, respectively, as compared to $4,000 in the 2015 Quarter and $138,000 in the 2015 Period. The impairment losses for the 2015 Period primarily relate to furniture and leasehold improvements associated with the closure of our former New Jersey office. The impairment charges for the 2016 Quarter and Period primarily relate to an impairment charge on our goodwill (see Note 3 in Notes to the Condensed Consolidated Financial Statements above for further discussion). The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges in the future related our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $82,000 to $455,000 in the 2016 Quarter from $537,000 in the 2015 Quarter. Depreciation and amortization expenses decreased by $143,000 to $1,509,000 in the 2016 Period from $1,652,000 in the 2015 Period.

Loss from Operations. The Company recorded a loss from operations of $1,288,000 in the 2016 Quarter as compared to a loss from operations of $337,000 in the 2015 Quarter. The Company recorded a loss from operations of $1,778,000 in the 2016 Period as compared to a loss from operations of $109,000 in the 2015 Period. The increases in our loss from operations from the 2015 Quarter and Period to our loss from operations in the 2016 Quarter and Period are primarily attributable to decreases in revenue partially offset by lower operating expenses, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss before depreciation, amortization, taxes, severance, stock-based expense, impairment charges and interest and other expense, net. Adjusted EBITDA is not intended to replace operating loss, net loss, cash flow or other measures of financial performance reported in accordance with generally accepted accounting principles. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement and is used in determining if principal payments are required on the SRS Note. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net loss is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(1,705)	$(714)	$(3,021)	$(1,217)
Depreciation and amortization	455	537	1,509	1,652
Interest and other expense, net	380	377	1,135	1,108
Income tax expense	37	—	108	—
EBITDA	(833)	200	(269)	1,543
Stock-based compensation	221	233	748	569
Stock-based expense	168	—	168	—
Severance	—	7	97	57
Impairment charges	605	4	630	138
Adjusted EBITDA	$161	$444	$1,374	$2,307

Liquidity and Capital Resources

As of September 30, 2016, we had $1,343,000 of cash and a working capital deficit of $8,644,000. Our cash balance as of September 30, 2016 includes restricted cash of $51,000 (as discussed in Note 4). For the nine months ended September 30, 2016, we generated a net loss of $3,021,000 and net cash provided by operating activities of $265,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund operations, and invest in capital expenditures and sales and marketing. During the nine months ended September 30, 2016, our cash flow from operations was reduced by $841,000 for interest payments on our indebtedness.

Net cash used in investing activities for the nine months ended September 30, 2016 was $273,000 and represented the purchase of property and equipment and capitalized internal-use software costs. Net cash used in financing activities for the nine months ended September 30, 2016 was $413,000, primarily attributable to $400,000 of payments made on the Main Street Revolver.

As of September 30, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan and no outstanding borrowings on the Main Street Revolver. On October 17, 2016, the Main Street Revolver matured and therefore the Company no longer has access to this revolving loan facility. While we are in default of the Main Street Loan Agreement (see below), we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there were outstanding borrowings on the Main Street Revolver, any quarterly principal payments were first applied to the Main Street Revolver and then to the Main Street Term Loan. During the nine months ended September 30, 2016, the Company made $400,000 of principal payments on the Main Street Revolver of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016 and September 30, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement as of December 31, 2016 and in the future. Accordingly we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion of our debt to equity or a debt refinancing, coupled with a capital raise.

As of September 30, 2016, the Company had outstanding borrowings of $1,785,000 on the SRS Note. The maturity date of the amended SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the nine months ended September 30, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. We expect no principal or interest payments will be required during 2016 on the SRS Note and accrued interest on the SRS Note will increase from $478,000 as of September 30, 2016 to $565,000 as of December 31, 2016.

Because the maturity date of the SRS Note (July 6, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. In the event that our lenders accelerate the repayment of such indebtedness, we would not have sufficient resources and/or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 17, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company (the “UTC Litigation”). On September 22, 2015, the Company filed a motion to dismiss the complaint. On October 13, 2015, in response to the Company’s motion, UTC filed an amended complaint. On November 2, 2015, the Company filed a motion to dismiss the amended complaint. On February 1, 2016, the Court partially granted and partially denied the dismissal motion. The Court dismissed with prejudice the fraud claim and declined to dismiss the two breach of contract claims. The UTC Litigation involved allegations that Glowpoint failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC sought monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision. On April 1, 2016, the Company filed its answer to UTC’s Complaint and asserted counterclaims against UTC, including for breach of contract, fraud in the inducement, fraud in the execution and fraud, pursuant to which the Company was seeking a judgment awarding monetary damages against UTC in an amount to be determined at trial, voiding the Proposal ab initio and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them.

On September 30, 2016, the Company entered into a settlement agreement with UTC related to claims that have been or could have been asserted against one another, including but not limited to claims in the UTC Litigation. Pursuant to the settlement agreement, (i) the Company paid $325,000 to UTC on September 30, 2016; (ii) the Company and UTC entered into a new services agreement pursuant to which the Company will purchase services from UTC subject to certain terms and conditions set forth therein; and (iii) the Company issued 600,000 shares of the Company’s common stock to UTC on October 14, 2016. The value of the common stock, or $168,000 (equal to 600,000 shares multiplied by the closing price of the Company’s stock of $0.30 per share on September 30, 2016), was recorded in accrued expenses and other liabilities as of September 30, 2016 and as stock-based expense in general and administrative expenses for the three and nine months ended September 30, 2016. Upon payment and delivery of the foregoing, both the Company and UTC dismissed their respective claims in the UTC Litigation, and each party has released the other party of all potential claims against the other party, including those that were or could have been asserted in the UTC Litigation.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 17, 2016. There have been no material changes to these risks during the nine months ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company has not made any purchases of its own securities during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016 and September 30, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. See further discussion in Note 6 to our condensed consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

See accompanying notes to condensed consolidated financial statements.

Item 5. Other Information
Retention Bonus Agreements

On November 2, 2016, the Company entered into retention bonus agreements with certain key employees of the Company, including the Company’s named executive officers. Each retention bonus agreement provides for the payment of cash bonuses in four installments for the period commencing November 2016 through January 2017, and quarterly installments thereafter until December 2017, if the employee remains employed at each applicable payment date. The table below sets forth the aggregate retention bonus amount for each named executive officer that is payable under his retention bonus agreement assuming all terms and conditions are satisfied:

Executive Officer	2016 Bonus Amount	2017 Bonus Amount
Peter Holst	$75,000	$60,000
David Clark	$30,000	$24,000

Item 6. Exhibits

Exhibit Number	Description
10.1#*	Form of Retention Bonus Agreement
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Constitutes a management contract, compensatory plan or arrangement.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

11/4/2016	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

11/4/2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)