Form 10-K
period 2016-12-31
GLOWPOINT, INC.
filed 2017-03-31
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,946,000.

The number of shares of the Registrant’s common stock outstanding as of March 27, 2017 was 36,534,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors”. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; the status of our largest customer; our anticipated capital expenditures for 2017; estimated 2017 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangements; our ability to refinance our indebtedness and/or renegotiate existing financial covenants; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents.

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

We experienced significant declines in revenue during 2016 and 2015. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in our industry. The Company is party to a loan agreement with Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). As a result of the Company’s declining revenue and Adjusted EBITDA, the Company breached certain financial covenants in the Main Street Loan Agreement as of June 30, 2016, September 30, 2016 and December 31, 2016. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. The Company anticipates future covenant breaches and reduced cash flow from operations that will require a restructuring of our debt obligations and additional capital to fund investments in product development and sales and marketing as a means to reverse our revenue trends. These factors and the other factors described below raise substantial doubt as to our ability to continue as a going concern.

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

JoinMyVideo™ is an on-demand video meeting room (“VMR”) service that allows users to join from web browsers, desktops, mobile apps, and commonly used videoconferencing systems. We introduced JoinMyVideo™ in the first quarter of 2015 to meet customers’ needs to use video communications in a mobile environment, as discussed further under the heading “Market Need”. With JoinMyVideo™, users are able to manage the participants in the video meeting, allowing up to 24 participants to join the meeting. JoinMyVideo™ is a cloud-based software-as-a-service solution, so the customer has no infrastructure to buy and maintain. JoinMyVideo™ is offered to our customers on a monthly subscription basis.

Hybrid Videoconferencing helps enterprises migrate from managed videoconferencing to VMRs by bringing together attributes of both services. Users can schedule their VMR, add endpoints, and send invitations to participants through an online portal. At the scheduled time, the VMR is launched, connecting the scheduled endpoints and allowing self-service users to join from video systems and desktop and mobile video apps. We introduced our Hybrid Video Conferencing service in the first quarter of 2015 as we believe that merging these connection capabilities accommodates all types of users and meetings.

Video Meeting Suites provide remote access to videoconferencing for everyday business meetings and events, allowing our customers to conduct meetings and events in over 4,000 physical meeting suites across 1,300 cities without investing in video devices or infrastructure. We have partnered with the owners of these videoconference centers and arrange for our customers to hold videoconferences at convenient locations across the world based on customers’ needs. Our primary service includes the scheduling and management of a highly orchestrated business-class meeting for a professional meeting experience. As part of the extended offering beyond the physical office suite, we also enable participants who elect to use a mobile device to join a video conference from anywhere in the world. These services are largely usage-based. We also offer our customers monthly subscription rates based on a fixed number of concurrent users.

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

We offer, on a monthly subscription basis, three tiers of Service Management options, ranging from automated monitoring to end-to-end management to complement the needs of IT support organizations, as described below:

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

Network Services

Glowpoint’s network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a monthly subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•
Cloud Connect: Video™ allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Glowpoint Cloud for video communications.

•
Cloud Connect: Converge™ provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and Internet traffic over one or more common access circuits. Glowpoint fully manages and prioritizes traffic to ensure that video and other business critical applications run smoothly.

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

Sales and Marketing

We currently sell our services through a direct sales force and indirect sales channels. We have limited resources to invest in sales and marketing. As of December 31, 2016, we had 2 full-time employees engaged in sales and marketing. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016 in order to improve Adjusted EBITDA and maintain positive cash flow from operations. Our sales/account management team is responsible for developing relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized companies.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as professional services, business services, computer software, manufacturing and financial services. The efforts of our channel sales group focuses on partnering with complementary system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. We primarily focus our marketing efforts on direct marketing programs aimed at our target buyer personas (e.g., IT decision makers) within our target verticals. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through public relations including social media and drive service enhancements using research and customer feedback. We believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. We believe that in order to reverse our revenue trends, the Company must restructure our debt obligations and raise additional capital to fund investments in product development and sales and marketing.

Market Need

As enterprise and mid-market businesses increasingly seek to improve customer experience through the quality of communication services, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

•	increasing mobility of the workforce;

•	shifting priorities of business decision makers, including an increased preference for cloud delivery of applications, software-defined networking, and management of multiple and varied devices; and

•	the rise of multi-channel customer service involving multiple modes of communications.

Our objective is to re-shape and simplify the manner by which enterprises and mid-market companies use video and related collaboration tools. We have invested in leading collaboration and ITSM platforms and are well poised to serve a broad range of needs, from servicing conventional video systems to providing real-time support tools via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, we have focused our primary resources on the emerging landscape by evolving our view of the market and product approach in three important ways:

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

As we continue to transform Glowpoint into a service-led organization, revenue attributable to our core and legacy product lines and services has declined. We have worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on generating positive cash flow from operations and investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (i) reducing headcount, (ii) closing office space, (iii) eliminating other real estate costs and infrastructure associated with unused or under-utilized facilities, (iv) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, and (v) implementing reductions in cost of revenue associated with external service providers.

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

Competition

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, Citrix, Yorktel, SPS, Whitlock, Pinnaca and AVI-SPL. We also compete with certain start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Skype for Business) and Polycom, are delivering competitive cloud-based video conferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe we differentiate ourselves based on our full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises across a wide range of industries including consulting, executive search, broadcast media, legal, finance, insurance and technology. Major customers are defined as direct customers or channel partners that account for more than 10% of our total revenue. For the year ended December 31, 2016, two major customers accounted for 16% and 12%, respectively, of our total revenue. For the year ended December 31, 2015, two major customers accounted for 12% and 10%, respectively, of our total revenue. In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. As of the bankruptcy filing date, we had amounts due from this customer of approximately $588,000, of which $474,000 has since been collected. Since the bankruptcy filing date, we have continued to perform services for this customer, with payments expected to be received in accordance with our normal terms. While we believe the amounts due to us from this customer will be collected in full, we will continue to monitor the bankruptcy proceedings in order to appropriately assess and enforce our rights in this matter. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations, as any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have such a result.

Intellectual Property

Glowpoint has invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to issued patents, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable our video applications.

Glowpoint Cloud Conferencing

The Glowpoint Cloud is based on a Service Oriented Architecture framework that enables us to create unique unified communication service offerings. Glowpoint’s cloud-based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid mix of public and private clouds.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Glowpoint’s suite of cloud and managed video services can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software such as Microsoft (Skype for Business), WebEx or WebRTC, may all take advantage of the Glowpoint Cloud regardless of their choice of network. We have built the Glowpoint Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

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

Video Service Platform

In January 2015, Glowpoint launched our next generation Video Service Platform to provide enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow Inc., is currently available to Glowpoint’s channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows Glowpoint and its channel partners to seamlessly activate existing and new enterprise customers of Glowpoint.  It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement.  Other benefits provided to enterprise IT organizations include:

•	Better transparency into the performance of the enterprise collaboration environment via business intelligence metrics, reporting and management dashboards;

•	Greater scale with self-service support, giving end users an easy interface for submitting/tracking tickets;

•	Deeper expertise for managing video collaboration with access to Glowpoint’s Remote Service Management services and knowledge base;

•	More efficiencies gained by automating manual tasks and workflows including escalations, updates/notifications, and provisioning; and

•	Access to ITIL.

Patents

The development of our “video as a service” applications and network architecture has resulted in a significant amount of proprietary information and technology, including real-time metering and billing for video calls and intelligent call routing. We believe that our patented proprietary technology provides an important barrier for competitors’ potential offerings of similar video communications services.

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

Research and Development

Glowpoint incurred research and development expenses of $1,117,000 in 2016 and $1,350,000 in 2015 related to the development of new service offerings and features and enhancements to our existing services.

Employees

As of December 31, 2016, we had approximately 69 employees. Of these employees, 49 are involved in customer support and operations, 10 in corporate functions, 8 in engineering and development, and 2 in sales and marketing. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Risks Related to Our Business

We breached the financial covenants in our loan agreement with Main Street and we are currently in default of our loan agreement. We may not be able to restructure our Main Street indebtedness and Main Street may accelerate such indebtedness.

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

In addition, we are required to comply with certain financial covenants, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA ratio covenant, that are tested on a quarterly basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report for a description of Adjusted EBITDA. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, September 30, 2016 and December 31, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016 and December 31, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. We are currently exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street indebtedness, which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise. In the event that our lenders accelerate the repayment of the indebtedness under any loan agreement, we would not have sufficient resources and/or cash flow to repay the indebtedness. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Our ability to make scheduled payments on or to refinance our indebtedness obligations and to fund our operating expenses, planned capital expenditures, and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors some of which are beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities in an amount sufficient to permit us to pay the principal and interest on our indebtedness.

As of December 31, 2016, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”) and amended in February 2015. The SRS Note matures on July 6, 2017. Principal and accrued interest for the SRS Note as of December 31, 2016 was $1,785,000 and $565,000, respectively. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note.

We are currently exploring various alternatives to address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise. We may not be able to consummate any such transaction or obtain proceeds on terms acceptable to us or at all. Even if consummated, these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We could face substantial liquidity problems and might be required to pursue other alternatives, including the disposition of material assets or operations, in order to satisfy our debt service and other obligations.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, capital improvements, expense for research and development, and the cost involved in protecting our proprietary rights. The Company anticipates reduced cash flow from operations, and we believe a restructuring of our debt obligations and additional capital is required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe a restructuring of our debt or capital infusion is necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

We have a history of substantial net losses and we may incur future net losses.

We have reported a substantial net loss from operations in fiscal years 2013 through 2016. We may not achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

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

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2016, two major customers accounted for 16% and 12%, respectively, of our total revenue. The composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-

period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. As of the bankruptcy filing date, we had amounts due from this customer of approximately $588,000, of which $474,000 has since been collected. Since the bankruptcy filing date, we have continued to perform services for this customer, with payments expected to be received in accordance with our normal terms. While we believe the amounts due to us from this customer will be collected in full, we will continue to monitor the bankruptcy proceedings as they progress in order to appropriately assess and enforce our rights in this matter. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will be dependent in significant part on our ability to generate demand for our video collaboration services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with 2 employees in sales and marketing as of December 31, 2016, and without additional capital, we have limited resources and/or cash flow for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by such breaches, including unauthorized access to proprietary customer data stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our affiliates and customers, which could result in reputational damage, litigation, or negative publicity.

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

An adverse outcome as plaintiff in any such litigation, in addition to the costs involved, may, among other things, result in the loss of the intellectual property (such as a patent) that was the subject of the lawsuit by a determination of invalidity or unenforceability, significantly increase competition as a result of such determination, and require the payment of penalties resulting from counterclaims by the defendant.

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

Our customers have varying degrees of creditworthiness, and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us or use their buying power with us to reduce our revenue, this could materially adversely affect our financial condition, results of operations or cash flows.

In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. As of the bankruptcy filing date, we had amounts due from this customer of approximately $588,000, of which $474,000 has since been collected. Since the bankruptcy filing date, we have continued to perform services for this customer, with payments expected to be received in accordance with our normal terms. While we believe the amounts due to us from this customer will be collected in full, we will continue to monitor the bankruptcy proceedings as they progress in order to appropriately assess and enforce our rights in this matter. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations.

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

If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.

Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales taxes and fees. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

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

Our common stock is thinly traded, and it is therefore susceptible to wide price swings. Our common stock is traded on the NYSE MKT under the symbol “GLOW.” Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot ensure that any holder of our securities will be able to find a buyer for its shares. We cannot ensure that an organized public market for our securities will develop or that there will be any private demand for our common stock.

We could fail to satisfy the standards to maintain our listing on a stock exchange.

We could fail to satisfy the standards for continued exchange listing on the NYSE MKT, such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. As of December 31, 2016, we believe we are out of compliance with a NYSE MKT rule to maintain at least $4,000,000 of stockholders’ equity when losses have been incurred in three of the four most recent fiscal years.  The Company seeks to regain compliance with this rule with the potential restructuring of the Main Street and SRS indebtedness; however there is no assurance we will be able to accomplish this and we may be unable to maintain our listing on the NYSE MKT.  Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include lack of growth, declines in revenue and our ability to control expenses relative to our revenue. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 1776 Lincoln Street, Suite 1300, in Denver, Colorado 80203. These premises consist of approximately 9,500 square feet of leased office space for which base rent is approximately $200,000 per year. We also lease office space in Oxnard, California that houses our bridging services group, help desk and technical personnel in approximately 3,400 square feet, the base rent of which is approximately $87,000 per year.

Item 3. Legal Proceedings

On July 23, 2015, UTC Associates Inc. (“UTC”) filed suit in the United States District Court for the Southern District of New York against the Company (the “UTC Litigation”) alleging fraud and breach of contract. The UTC Litigation involved allegations that Glowpoint failed to pay amounts allegedly due under a Technology Development & Operations Outsourcing arrangement dated June 30, 2010 (the “Proposal”). UTC sought monetary damages totaling $2,107,000, including $1,107,000 for damages arising from the breach of an alleged guaranteed minimum provision, and $1,000,000 for damages arising from the breach of an alleged exclusivity provision.

On September 30, 2016, the Company entered into a settlement agreement with UTC related to claims that have been or could have been asserted against one another, including but not limited to claims in the UTC Litigation. Pursuant to the settlement agreement, (i) the Company paid $325,000 to UTC on September 30, 2016; (ii) the Company and UTC entered into a new services agreement pursuant to which the Company will purchase services from UTC, subject to certain terms and conditions set forth therein; and (iii) the Company issued 600,000 shares of the Company’s common stock to UTC in October 2016. The value of the common stock, or $204,000 (equal to 600,000 shares multiplied by the closing price of the Company’s stock of $0.34 per share on the issuance date), was recorded as stock-based expense in general and administrative expenses for the year ended December 31, 2016. Upon payment and delivery of the foregoing, both the Company and UTC dismissed their respective claims in the UTC Litigation, and each party has released the other party of all potential claims against the other party, including those that were or could have been asserted in the UTC Litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Glowpoint’s securities trade on the NYSE MKT under the symbol “GLOW.”

The following table sets forth high and low closing sale prices per share for our common stock for each quarter of 2015 and 2016, based upon information obtained from the NYSE MKT. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2015
First Quarter	$1.10	$0.87
Second Quarter	0.95	0.70
Third Quarter	0.98	0.54
Fourth Quarter	0.70	0.48
Year Ended December 31, 2016
First Quarter	$0.60	$0.35
Second Quarter	0.47	0.28
Third Quarter	0.35	0.25
Fourth Quarter	0.39	0.25

On March 27, 2017, the closing sale price of our common stock was $0.30 per share as reported on the NYSE MKT, and 36,534,840 shares of our common stock were held by approximately 104 holders of record. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of cash dividends is, subject to limited exceptions, prohibited by the Main Street Loan Agreement and may be further materially limited by financing arrangements entered into in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2016 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	1,222,253	$1.99	3,194,653	648,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2016.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015 and the related notes attached hereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

During 2016, we experienced a 25% decline in total revenue as compared to 2015, as discussed further below. This revenue decline is primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in our industry. As a result of the Company’s declining revenue and Adjusted EBITDA, the Company breached certain financial covenants in the Main Street Loan Agreement as of June 30, 2016, September 30, 2016 and December 31, 2016. Main Street has not provided a waiver of any of the existing defaults, and thus, Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. The Company anticipates future covenant breaches and reduced cash flow from operations that will require a restructuring of our debt obligations and additional capital to fund investments in product development and sales and marketing as a means to reverse our revenue trends. These factors and the other factors described below raise substantial doubt as to our ability to continue as a going concern.

Results of Operations
Year Ended December 31, 2016 (“2016”) versus Year Ended December 31, 2015 (“2015”)
Revenue. Total revenue decreased $6,323,000 (or 25%) in 2016 to $19,218,000 from $25,541,000 in 2015. This decrease is mainly attributable to: (i) a decrease of $3,469,000 in video collaboration services, (ii) a decrease of $2,505,000 in network services, and (iii) a decrease of $349,000 in professional and other services. These decreases are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2016	% of Revenue	2015	% of Revenue
Revenue
Video collaboration services	$10,853	57%	$14,322	56%
Network services	7,915	41%	10,420	41%
Professional and other services	450	2%	799	3%
Total revenue	$19,218	100%	$25,541	100%

The following are the changes in the components of our revenue from 2015 to 2016:

•
Revenue for video collaboration services decreased $3,469,000 (or 24%) to $10,853,000 in 2016, from $14,322,000 in 2015. This $3,469,000 decrease is mainly attributable to the following: (i) approximately 33% of this decrease is due to loss of customers to competition from 2015 to 2016, (ii) approximately 29% of this decrease is due to lower revenue related to video meeting suites resulting from a customer shift in favor of desktop and mobile video products, (iii) approximately 24% of this decrease is due to a former major customer that stopped using our services as of June 30, 2015, and (iv) approximately 14% of this decrease is due to lower revenue for current customers in 2016 as compared to 2015 due to reductions in price and/or level of services.

•
Revenue for network services decreased $2,505,000 (or 24%) to $7,915,000 in 2016 from $10,420,000 in 2015. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in the network services business.

•
Revenue for professional and other services decreased $349,000 (or 44%) to $450,000 in 2016 from $799,000 in 2015. This decrease is primarily attributable to a $309,000 reduction in resale of equipment during 2016.

We expect our revenue trends from 2015 to 2016 will continue in 2017 given the current dynamic and competitive environment for video collaboration and network services, and due to the limited resources we have to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $11,682,000 in 2016 from $14,844,000 in 2015. The $3,162,000 decrease in cost of revenue from 2015 to 2016 is mainly attributable to lower costs associated with the $6,323,000 decrease in revenue during the same period. We reduced costs related to revenue in the following areas in 2016: personnel costs, network costs and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 61% and 58% for 2016 and 2015, respectively. The increase in cost of revenue as a percentage of total revenue for 2016 is mainly attributable to relatively higher levels of service delivery and infrastructure.

Research and Development. Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services. Research and development decreased $233,000 to $1,117,000 in 2016 from $1,350,000 in 2015, primarily attributable to lower headcount and a corresponding decrease in personnel costs.

Sales and Marketing. Sales and marketing expenses decreased $1,383,000 to $664,000 in 2016 from $2,047,000 in 2015. This decrease is primarily attributable to lower headcount and a corresponding decrease of $915,000 in personnel costs and reductions in marketing expenses of $285,000. We reduced our total headcount in sales and marketing from 8 as of December 31, 2015 to 2 as of December 31, 2016.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. General and administrative expenses decreased $210,000 to $5,206,000 in 2016 from $5,416,000 in 2015. This decrease is mainly attributable to a decrease in personnel costs of $587,000, and a decrease in administrative and overhead costs of $290,000, which were partially offset by an increase of $681,000 in costs related to the UTC Litigation (see Item 3 above).

Impairment Charges. Impairment charges increased $537,000 to $675,000 in 2016 from $138,000 in 2015. This increase is primarily attributable to a $600,000 impairment charge in 2016 on our goodwill (see Note 3 in the consolidated financial statements for further information).

Depreciation and Amortization. Depreciation and amortization expenses decreased $276,000 to $1,959,000 in 2016 from $2,235,000 in 2015. This decrease is mainly attributable to lower depreciation expense in 2016 due to an increase in assets that became fully depreciated in 2016.

Loss from Operations. Loss from operations increased to $2,085,000 in 2016 from $489,000 in 2015. The increase in our loss from operations is mainly attributable to a decrease in our revenue, partially offset by a decrease in our operating expenses as discussed above.

Interest and Other Expense, Net. Interest and other expense, net in 2016 was $1,527,000, comprised of: (i) $1,455,000 of interest expense on outstanding debt, and (ii) $72,000 of amortization of deferred financing costs related to our debt obligations. Interest and other expense, net in 2015 was $1,484,000, comprised of: (i) $1,397,000 of interest expense on outstanding debt, net of interest income of $1,000, and (ii) $87,000 of amortization of deferred financing costs related to our debt obligations. This $43,000 increase in interest and other expense is primarily attributable to compounding interest on the SRS Note during 2016 (see Note 7 to our consolidated financial statements).

Income Taxes. Income tax benefit was $79,000 in 2016 as compared to income tax expense of $170,000 in 2015 (see Note 17 to our consolidated financial statements).

Net Loss. Net Loss increased to $3,533,000 in 2016 from $2,143,000 in 2015. The $1,390,000 increase in our net loss is mainly attributable to an increase in our loss from operations of $1,596,000, discussed above.

Adjusted EBITDA

Adjusted EBITDA (“AEBITDA”), a non-GAAP financial measure, is defined as net loss before depreciation, amortization, taxes, severance, stock-based compensation and expense, impairment charges and interest expense, net. AEBITDA is not intended to replace operating loss, net loss, cash flow or other measures of financial performance reported in accordance with U.S generally accepted accounting principles (“U.S. GAAP”). Rather, AEBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement. AEBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of AEBITDA to net loss is shown below:

	Year Ended December 31,
	2016	2015	Increase (Decrease)
Net loss	$(3,533)	$(2,143)	$(1,390)
Income tax (benefit) expense	(79)	170	(249)
Depreciation and amortization	1,959	2,235	(276)
Interest expense, net	1,514	1,475	39
EBITDA	(139)	1,737	(1,876)
Stock-based compensation	929	813	116
Stock-based expense	204	—	204
Severance	97	91	6
Impairment charges	675	138	537
Adjusted EBITDA	$1,766	$2,779	$(1,013)

Liquidity and Capital Resources

As of December 31, 2016, we had $1,140,000 of cash and a working capital deficit of $8,589,000. Our cash balance as of December 31, 2016 includes restricted cash of $18,000 (as discussed in Note 4 to our consolidated financial statements). For the years ended December 31, 2016 and 2015, we generated net losses of $3,533,000 and $2,143,000, respectively, and net cash provided by operating activities of $183,000 and $1,237,000, respectively. We generated cash flow from operations even though we incurred net losses as our net losses include certain non-cash expenses that are added back to our cash flow from operations (as shown on our consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2016 and 2015, our cash flow from operations was reduced by $1,116,000 and $1,199,000, respectively, for interest payments on our indebtedness.

Net cash used in investing activities for 2016 and 2015 was $382,000 and $1,244,000, respectively, primarily related to purchases of property and equipment, including capitalized internal-use software costs. During 2016, we reduced capital expenditures in response to trends in our business and to reduce cash outflows.

Net cash used in financing activities for 2016 was $425,000, primarily attributable to $400,000 of principal payments on the Main Street Revolver (see below). Net cash used in financing activities for 2015 was $167,000, primarily attributable to (i)

purchase of treasury stock of $140,000 on behalf of employees and members of our board to satisfy minimum statutory tax withholding requirements, and (ii) $43,000 of principal payments on our capital lease obligations, offset by proceeds from the issuance of $18,000 of common stock.

The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility as of December 31, 2016 (“Main Street Term Loan”), and provided for a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). On October 17, 2016, the Main Street Revolver matured and, therefore, the Company no longer has access to this revolving loan facility. As of December 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement, we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there were outstanding borrowings on the Main Street Revolver, any quarterly principal payments were first applied to the Main Street Revolver and then to the Main Street Term Loan. During the year ended December 31, 2016, the Company made $400,000 of principal payments on the Main Street Revolver of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, September 30, 2016 and December 31, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016 and December 31, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. Accordingly we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise.

As of December 31, 2016, the Company had outstanding borrowings of $1,785,000 on the SRS Note. The maturity date of the SRS Note is July 6, 2017 and the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month Adjusted EBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the years ended December 31, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. We expect accrued interest on the SRS Note will increase from $565,000 as of December 31, 2016 to $752,000 as of June 30, 2017.

Because the maturity date of the SRS Note (July 6, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. In the event that our lenders accelerate the repayment of such indebtedness, we would not have sufficient resources and/or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our Main Street and SRS debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed, and presented as required by Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenues derived from other sources are recognized when services are provided or events occur.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $32,000 and $45,000 at December 31, 2016 and 2015, respectively.

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment”. For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2016 and 2015, the Company recorded impairment charges of $11,000 and $131,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Capitalized Software Costs. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2016, we capitalized internal-use software costs of $339,000 and we amortized $652,000 of these costs. For the year ended December 31, 2015, we capitalized internal-use software costs of $1,153,000 and we amortized $662,000 of these costs. During the years ended December 31, 2016 and 2015, we recorded impairment losses of $64,000 and $7,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). At September 30, 2016, the Company considered the declines in our revenue and cash flows, coupled with defaults of the Main Street Loan Agreement, to be a triggering event for an interim goodwill impairment test. The performance of the impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates as a single reporting unit. The Company used market-based approaches to determine the fair value of the reporting unit for the first step of the goodwill impairment test. These approaches used quoted market prices in active markets and multiples of next twelve months revenue for comparable companies. The carrying amount of our reporting unit exceeded its fair value; therefore, the second step of the goodwill impairment test was performed to calculate implied goodwill and to measure the about of impairment loss. The Company allocated the fair value of the reporting unit to all of its assets and liabilities. Based upon this allocation, the Company determined that goodwill was valued at $9,225,000 and recorded an impairment charge of $600,000 during the year ended December 31, 2016. This charge is recognized as “Impairment Charges” on our Consolidated Statements of Operations. We will test goodwill for impairment on an annual basis on September 30 each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The continued future decline of our revenue, cash flows and/or stock price my give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets include customer relationships, affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. The Company performed its annual evaluation of intangible assets as of September 30, 2016 and determined that the fair value of the long-lived assets exceeds the carrying value, therefore no impairment charges were required for the year ended December 31, 2016 (see Note 6 to our consolidated financial statements for further discussion).

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (Subtopic 606), which supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We continue to evaluate the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and believe that the Company will use the retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company has commenced analysis of our revenue streams and the application of the standard. Management does not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (Subtopic 740). The amendments in this update require deferred tax liabilities and assets be classified as non-current regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of ASU 2015-17 to have a material impact on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Subtopic 718). The guidance in this update includes amendments that require excess tax benefits or deficiencies resulting from share-based payments be recognized in the income statement as a component of the provision for income taxes, whereas previously these were recognized within additional paid-in capital. Further, the new guidance provides an accounting policy election to account for forfeitures as they occur. The new standard also amends the presentation of employee share-based payment related items in the statement of cash flows by requiring that: (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim or annual period. Management does not expect the adoption of ASU 2016-09 to have a material impact on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-09, “Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments” (Subtopic 230). This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. Management is currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows-Restricted Cash” (Subtopic 230). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments do not provide definition of restricted cash or restricted cash equivalents. Effective date for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of ASU 2016-18 to have any impact on our financial statements and disclosures, as restricted cash is currently included in the change of cash on the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Subtopic 350). This guidance simplifies the accounting for goodwill impairment by removal of Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For public companies, the standard will be effective for calendar year-end December 15, 2020. Earlier adoption is permitted for any impairment test performed after January 1, 2017. Management is currently evaluating the impact of the adoption of ASU 2017-04 on our financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investor relations page of our website at www.glowpoint.com. We intend to satisfy the disclosure requirement under Item 406(c) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website at the address and the location specified above.

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2016. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2016. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2016. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2016. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2016. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 27 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

Item 16. Form 10-K Summary

None.

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

10.15#
Amended and Restated Employment Agreement between Glowpoint, Inc. and Peter Holst, dated as of January 28, 2016 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2016, and incorporated herein by reference).

10.16#
Employment Agreement between Glowpoint, Inc. and David Clark, dated as of March 25, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2013, and incorporated herein by reference).

10.17#
First Amendment to Employment Agreement between Glowpoint, Inc. and David Clark, dated as of January 28, 2016 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2016, and incorporated herein by reference).

10.18#
Severance and Release Agreement between Glowpoint, Inc. and Scott Zumbahlen, dated as of February 9, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2015, and incorporated herein by reference).

10.19#
Severance and Release Agreement by and between Glowpoint, Inc. and Gary Iles dated June 10, 2016 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2016, and incorporated herein by reference).

10.20#	Form of Retention Bonus Agreement (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016, and incorporated herein by reference).
10.21
Loan Agreement, dated October 17, 2013, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2013, and incorporated herein by reference).

10.22
First Amendment to Loan Agreement, dated February 27, 2015, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto.

10.23
Third Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 27, 2015.

10.24#	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
21.1	Subsidiaries of Glowpoint, Inc. (filed as Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

———————

# Constitutes a management contract, compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 31st day of March 2017 in the capacities indicated.

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
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Glowpoint, Inc.

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glowpoint, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default of its loan agreement which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 31, 2017

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,140	$1,764
Accounts receivable, net	1,635	2,698
Prepaid expenses and other current assets	978	553
Total current assets	3,753	5,015
Property and equipment, net	2,203	2,986
Goodwill	9,225	9,825
Intangibles, net	1,309	2,178
Other assets	10	30
Total assets	$16,500	$20,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,660	$400
Accounts payable	75	385
Accrued expenses and other liabilities	1,165	1,492
Accrued dividends	47	36
Accrued sales taxes and regulatory fees	395	441
Total current liabilities	12,342	2,754
Long term liabilities:
Deferred tax liability	230	309
Long term debt, net of current portion	—	10,588
Total long term liabilities	230	10,897
Total liabilities	12,572	13,651
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at December 31, 2016 and 2015, respectively	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,659,000 issued and 36,455,000 outstanding at December 31, 2016 and 35,889,000 shares issued and 35,710,000 outstanding at December 31, 2015	4	4
Treasury stock, 204,000 and 179,000 shares at December 31, 2016 and 2015, respectively	(219)	(206)
Additional paid-in capital	180,333	179,242
Accumulated deficit	(176,290)	(172,757)
Total stockholders’ equity	3,928	6,383
Total liabilities and stockholders’ equity	$16,500	$20,034

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Revenue	$19,218	$25,541
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,682	14,844
Research and development	1,117	1,350
Sales and marketing	664	2,047
General and administrative	5,206	5,416
Impairment charges	675	138
Depreciation and amortization	1,959	2,235
Total operating expenses	21,303	26,030
Loss from operations	(2,085)	(489)
Interest and other expense, net	1,527	1,484
Loss before income taxes	(3,612)	(1,973)
Income tax (benefit) expense	(79)	170
Net loss	$(3,533)	$(2,143)
Preferred stock dividends	12	18
Net loss attributable to common stockholders	$(3,545)	$(2,161)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.10)	$(0.06)

Weighted-average number of common shares:
Basic and diluted	35,611	35,442

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2 Preferred Stock)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	53	$167	35,951	$4	40	$(66)	$178,476	$(170,614)	$7,967
Net loss	—	—	—	—	—	—	—	(2,143)	(2,143)
Stock-based compensation	—	—	—	—	—	—	813	—	813
2014 Plan equity issuance costs	—	—	—	—	—	—	(36)	—	(36)
Preferred stock conversion	(21)	(67)	60	—	—	—	89	—	22
Forfeited restricted stock	—	—	(139)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(18)	—	(18)
Repurchase of common stock	—	—	—	—	139	(140)	—	—	(140)
Issuance of common stock under an at-the-market sales agreement, net of expenses	—	—	17	—	—	—	(82)	—	(82)
Balance at December 31, 2015	32	$100	35,889	$4	179	$(206)	$179,242	$(172,757)	$6,383
Net loss	—	—	—	—	—	—	—	(3,533)	(3,533)
Stock-based compensation	—	—	—	—	—	—	836	—	836
Equity issuance costs	—	—	—	—	—	—	(30)	—	(30)
Issuance of restricted stock	—	—	170	—	—	—	93	—	93
Issuance of stock for UTC settlement	—	—	600	—	—	—	204	—	204
Preferred stock dividends	—	—	—	—	—	—	(12)	—	(12)
Repurchase of common stock	—	—	—	—	25	(13)	—	—	(13)
Balance at December 31, 2016	32	$100	36,659	$4	204	$(219)	$180,333	$(176,290)	$3,928

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from Operating Activities:
Net loss	$(3,533)	$(2,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,959	2,235
Bad debt expense	20	37
Amortization of deferred financing costs	72	87
Stock-based compensation	929	813
Stock-based expense	204	—
Impairment charges	675	138
Deferred tax provision	(79)	170
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	1,043	539
Prepaid expenses and other current assets	(425)	267
Other assets	1	15
Accounts payable	(310)	(835)
Accrued expenses	(327)	(83)
Accrued sales taxes and regulatory fees	(46)	(3)
Net cash provided by operating activities	183	1,237
Cash flows from Investing Activities:
Proceeds on sale of equipment	—	3
Purchases of property and equipment	(382)	(1,247)
Net cash used in investing activities	(382)	(1,244)
Cash flows from Financing Activities:
Principal payments for capital lease	—	(43)
Principal payments under borrowing arrangements	(400)	(613)
Advances on borrowing arrangements	—	613
Proceeds from issuance of common stock	—	18
Payment of equity issuance costs	(12)	(2)
Purchase of treasury stock	(13)	(140)
Net cash used in financing activities	(425)	(167)
Decrease in cash and cash equivalents	(624)	(174)
Cash at beginning of period	1,764	1,938
Cash at end of period	$1,140	$1,764

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$1,116	$1,199
Non-cash investing and financing activities:
Preferred stock conversion	$—	$89
Recognition of prepaid equity issuance costs as additional paid-in capital	$18	$136
Accrued preferred stock dividends	$12	$18

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

Principles of Consolidation

The consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, deferred tax valuation allowance, accrued sales taxes and regulatory fees, stock-based compensation, the valuation of goodwill, the valuation of intangible assets and their estimated lives, and the estimated lives and recoverability of property and equipment.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $32,000 and $45,000 at December 31, 2016 and 2015, respectively.

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

-F 6-

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company did not have any unobservable inputs as of December 31, 2016 and 2015 or during the years then ended.

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

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2016 and 2015, we included taxes of $830,000 and $1,070,000, respectively, in revenue and we included taxes of $1,070,000 and $1,032,000, respectively, in cost of revenue.

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

The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets (see Note 6).

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and equipment” on our consolidated

-F 7-

balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2016, we capitalized internal-use software costs of $339,000 and we amortized $652,000 of these costs. For the year ended December 31, 2015, we capitalized internal-use software costs of $1,153,000 and we amortized $662,000 of these costs. During the years ended December 31, 2016 and 2015, we recorded impairment losses of $64,000 and $7,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs relate to fees and expenses incurred in connection with entering into our debt agreements (see Note 7) and are amortized as interest expense over the contractual lives of the related credit facilities. As of December 31, 2016 and 2015, deferred financing costs of $125,000 and $197,000, respectively, are included as a direct reduction of the carrying amount of our debt.

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

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718 stock-based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period.  The Company values its stock option awards using the Black-Scholes option valuation model.

Research and Development

Research and development expenses include internal and external costs related to the development of new service offerings and features and enhancements to our existing services.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (Subtopic 606), which supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We continue to evaluate the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and believe that the

-F 8-

Company will use the retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company has commenced analysis of our revenue streams and the application of the standard. Management does not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes” (Subtopic 740). The amendments in this update require deferred tax liabilities and assets be classified as non-current regardless of the classification of the underlying assets and liabilities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of ASU 2015-17 to have a material impact on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Subtopic 718). The guidance in this update includes amendments that require excess tax benefits or deficiencies resulting from share-based payments be recognized in the income statement as a component of the provision for income taxes, whereas previously these were recognized within additional paid-in capital. Further, the new guidance provides an accounting policy election to account for forfeitures as they occur. The new standard also amends the presentation of employee share-based payment related items in the statement of cash flows by requiring that: (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. For public companies, the amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim or annual period. Management does not expect the adoption of ASU 2016-09 to have a material impact on our financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-09, “Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments” (Subtopic 230). This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. Management is currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows-Restricted Cash” (Subtopic 230). These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments do not provide definition of restricted cash or restricted cash equivalents. Effective date for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of ASU 2016-18 to have any impact on our financial statements and disclosures, as restricted cash is currently included in the change of cash on the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Subtopic 350). This guidance simplifies the accounting for goodwill impairment by removal of Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For public companies, the standard will be effective for calendar year-end December 15, 2020. Earlier adoption is permitted for any impairment test performed after January 1, 2017. Management is currently evaluating the impact of the adoption of ASU 2017-04 on our financial statements and disclosures.

Note 2 - Liquidity and Going Concern

-F 9-

As of December 31, 2016, we had $1,140,000 of cash and a working capital deficit of $8,589,000. Our cash balance as of December 31, 2016 includes restricted cash of $18,000 (as discussed in Note 4 to our consolidated financial statements). For the years ended December 31, 2016 and 2015, we generated net losses of $3,533,000 and $2,143,000, respectively, and net cash provided by operating activities of $183,000 and $1,237,000, respectively. We generated cash flow from operations even though we incurred net losses as our net losses include certain non-cash expenses that are added back to our cash flow from operations (as shown on our consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2016 and 2015, our cash flow from operations was reduced by $1,116,000 and $1,199,000, respectively, for interest payments on our indebtedness.

The Company is party to a loan agreement with Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility as of December 31, 2016 (the “Main Street Term Loan”), and provided for a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). On October 17, 2016, the $2,000,000 Main Street Revolver matured and therefore the Company no longer has access to this revolving loan facility. As of December 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement (see below), we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there were outstanding borrowings on the Main Street Revolver, any quarterly principal payments were first applied to the Main Street Revolver and then to the Main Street Term Loan. During the year ended December 31, 2016, the Company made $400,000 of principal payments on the Main Street Revolver of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. As of December 31, 2016, Main Street owns 7,711,517 shares, or 21%, of the Company’s common stock.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of June 30, 2016, September 30, 2016 and December 31, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016 and December 31, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. Accordingly we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness (see below), which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise.

As of December 31, 2016, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”) and amended in February 2015 (see Note 7 for further discussion). The maturity date of the SRS Note is July 6, 2017 and the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.  In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. Accrued interest on the SRS Note is expected to increase from $565,000 as of December 31, 2016 to $752,000 as of June 30, 2017.

Because the maturity date of the SRS Note (July 6, 2017) falls within twelve months following the filing of this Report, the Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. In the event that our lenders accelerate the repayment of such indebtedness, we would not have sufficient

-F 10-

resources and/or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our Main Street and SRS debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and/or refinanced our indebtedness in the past but there is no assurance we will be able to successfully renegotiate or refinance all or any portion of our indebtedness in the future. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). At September 30, 2016, the Company considered the declines in our revenue and cash flows, coupled with defaults of the Main Street Loan Agreement, to be a triggering event for an interim goodwill impairment test. The performance of the impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to the carrying value, including goodwill. The Company operates as a single reporting unit. The Company used market-based approaches to determine the fair value of the reporting unit for the first step of the goodwill impairment test. These approaches used quoted market prices in active markets and multiples of next twelve months revenue for comparable companies. The carrying amount of our reporting unit exceeded its fair value; therefore, the second step of the goodwill impairment test was performed to calculate implied goodwill and to measure the about of impairment loss. The Company allocated the fair value of the reporting unit to all of its assets and liabilities. Based upon this allocation, the Company determined that goodwill was valued at $9,225,000 and recorded an impairment loss of $600,000 during the year ended December 31, 2016. This charge is recognized as “Impairment Charges” on our Consolidated Statements of Operations. We will test goodwill for impairment on an annual basis on September 30 each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The continued future decline of our revenue, cash flows and/or stock price my give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 4 - Restricted Cash

As of December 31, 2016, our cash balance of $1,140,000 included restricted cash of $18,000. As of December 31, 2015, our cash balance of $1,764,000 included restricted cash of $242,000. The restricted cash pertains to a letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 14), and is secured by an equal amount of cash pledged as collateral, and such cash is held in a restricted bank account.

Note 5 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015	Estimated Useful Life
Network equipment and software	$10,588	$10,767	3 to 5 Years
Computer equipment and software	3,059	3,190	3 to 4 Years
Leasehold improvements	87	87	(*)
Office furniture and equipment	269	309	5 to 10 Years
	14,003	14,353
Accumulated depreciation and amortization	(11,800)	(11,367)
Property and equipment, net	$2,203	$2,986
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $1,090,000 and $1,366,000 for the years ended December 31, 2016 and 2015, respectively.

-F 11-

For the years ended December 31, 2016 and 2015, the Company recorded asset impairment charges of $76,000 and $138,000, of which $64,000 and $7,000 pertained to capitalized software, respectively. The remaining impairments primarily consisted of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our consolidated statements of operations.

Note 6 - Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2016	2015	Estimated Useful Life
Customer relationships	$4,335	$4,335	5 Years
Affiliate network	994	994	12 Years
Trademarks	548	548	8 Years
	5,877	5,877
Accumulated amortization	(4,568)	(3,699)
Intangible assets, net	$1,309	$2,178

The Company identified a triggering event that required it to perform its evaluation of intangible assets as of September 30, 2016 and determined that the fair value of the long-lived assets exceeds the carrying value, therefore no impairment charges were required for the year ended December 31, 2016.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. Accumulated amortization as of December 31, 2016 consisted of $3,779,000 for customer relationships, $459,000 for affiliate network and $330,000 for trademarks. Related amortization expense was $869,000 and $869,000 for the years ended December 31, 2016 and 2015, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2017	$683
2018	127
2019	127
2020	113
2021	69
Thereafter	190
Total	$1,309

Note 7 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2016	2015
Main Street Term Loan, net of unamortized debt discount based on imputed interest rate of 12%; $123 at December 31, 2016 and $192 at December 31, 2015.	$8,877	$8,808
SRS Note, net of unamortized debt discount based on imputed interest rate of 15%; $2 at December 31, 2016 and $5 at December 31, 2015.	1,783	1,780
Main Street Revolver	—	400
Total	10,660	10,988
Less current maturities	(10,660)	(400)
Long-term debt, net of current portion	$—	$10,588

The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”), and provided for a $2,000,000 senior secured revolving loan facility (the “Main Street Revolver”). On October 17,

-F 12-

2016, the $2,000,000 Main Street Revolver matured and therefore the Company no longer has access to this revolving loan facility. As of December 31, 2016, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement (see below), we are not able to access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company is required to make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). In the event there were outstanding borrowings on the Main Street Revolver, any quarterly principal payments were first applied to the Main Street Revolver and then to the Main Street Term Loan.

During 2016 and 2015, the Company made no principal payments the Main Street Term Loan. During 2016, the Company received no advances on the Main Street Revolver and made principal payments of $400,000, of which $244,000 related to required payments based on Excess Cash Flow for the first quarter of 2016. During 2015, the Company received advances of $613,000 and made principal payments in the same amount on the Main Street Revolver.

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

The Main Street Loan Agreement contains financial covenants that are measured on a quarterly basis, including a fixed charge coverage ratio covenant and a debt to Adjusted EBITDA (“AEBITDA”) ratio covenant as defined in the Main Street Loan Agreement. The Company breached its debt to AEBITDA ratio covenant as of June 30, 2016, September 30, 2016 and December 31, 2016 and breached the fixed charge coverage ratio covenant as of September 30, 2016 and December 31, 2016, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of any of the existing defaults, and thus Main Street may seek a variety of remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that it is likely that the Company will breach both of the financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. Accordingly, we are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness, which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise. Although the maturity date of the Main Street Term Loan is October 17, 2018, the Company has classified this debt as current as of December 31, 2016 given the existing defaults and potential acceleration of such indebtedness.

As of December 31, 2016, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”). The maturity date of the SRS Note is July 6, 2017. Effective March 1, 2015, the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing AEBITDA targets are met as defined in the amended SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the sum of the Company’s trailing six month AEBITDA less $3,000,000. During the years ended December 31, 2016 and 2015, the Company was not required to make any principal payments on the SRS Note. Accrued interest on the SRS Note is expected to increase from $565,000 as of December 31, 2016 to $752,000 as of June 30, 2017.

-F 13-

Future maturities of debt are estimated as follows (in thousands):

	Main Street Term Loan	SRS Note	Total
2017	$—	$1,785	$1,785
2018	9,000	—	9,000
	$9,000	$1,785	$10,785

Deferred financing costs related to our debt agreements of $125,000 and $197,000 are included as a direct reduction of the carrying amount of our debt as of December 31, 2016 and 2015, respectively. The financing costs are amortized to interest expense using the effective interest method over the term of each loan through each maturity date. Amortization of deferred financing costs for the years ended December 31, 2016, and 2015, was $72,000 and $87,000, respectively, which is recorded in “Interest and Other Expense, Net” on our Consolidated Statements of Operations.

Note 8 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid insurance	$321	$145
Prepaid software licenses	214	96
Prepaid network costs	162	—
Other prepaid expenses	125	159
Prepaid maintenance contracts	84	117
Prepaid taxes	72	—
Due from vendors	—	36
Prepaid expenses and other current assets	$978	$553

Note 9 - Accrued Sales Taxes and Regulatory Fees

Included in accrued sales taxes and regulatory fees are (i) certain estimated sales and use taxes and regulatory fees and (ii) sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Actual payments may vary from our estimates. Accrued sales taxes and regulatory fees as of December 31, 2016 and 2015 were $395,000 and $441,000, respectively.

Note 10 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued interest expense	$658	$332
Accrued compensation costs	133	252
Accrued communication costs	111	180
Customer deposits	93	179
Deferred rent expense	71	89
Accrued professional fees	68	133
Deferred revenue	25	105
Other accrued expenses	6	222
Accrued expenses and other liabilities	$1,165	$1,492

Note 11 - Preferred Stock

-F 14-

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2016, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.9835 as of December 31, 2016. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of common stock as of December 31, 2016. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the year ended December 31, 2016, there were no adjustments to the conversion price. During the year ended December 31, 2015, a holder of Series A-2 Preferred Stock elected to convert 21 shares and $22,000 of accrued dividends into 60,497 shares of common stock.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2016 and 2015, the Company has recorded $47,000 and $36,000, respectively, in accrued dividends on the accompanying Consolidated Balance Sheets related to the Series A-2 Preferred Stock.

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

Note 12 - Stock Based Compensation

Glowpoint 2014 Stock Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the years ended December 31, 2016 and 2015, 2,431,000 and 2,969,000 awards, respectively, were granted under the 2014 Plan. As of December 31, 2016, 648,000 shares are available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2016, options to purchase a total of 1,209,000 shares of common stock and 193,000 shares of restricted stock were outstanding under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect accordance with their terms. As of December 31, 2016, options to purchase a total of 13,000 shares of common stock were outstanding.

-F 15-

Stock Options

For the years ended December 31, 2016 and 2015, no stock options were granted or exercised; therefore, no fair value assumptions are presented herein for the years ended December 31, 2016 and 2015. A summary of stock options granted, exercised, expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2016 and 2015 (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2014	1,350	$2.02	729	$2.05
Granted	—	—
Exercised	—	—
Expired	(70)	2.11
Forfeited	(11)	5.43
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99
Granted	—	—
Exercised	—	—
Expired	(15)	1.52
Forfeited	(32)	1.83
Options outstanding, December 31, 2016	1,222	$1.99	1,198	$1.99

Additional information as of December 31, 2016 is as follows (options in thousands):

	Outstanding			Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.44	58	5.79	$0.94	58	$0.94
$1.45 – $1.96	113	5.79	1.55	107	1.55
$1.97 – $2.04	881	6.01	1.98	863	1.98
$2.05 – $2.60	69	4.20	2.25	69	2.25
$2.61 – $3.02	101	5.16	3.02	101	3.02
	1,222	5.81	$1.99	1,198	$1.99

A summary of unvested options as of, and changes during the years ended December 31, 2016 and 2015, is presented below (options in thousands):

-F 16-

	Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, December 31, 2014	621	$1.51
Granted	—	—
Vested	(302)	1.51
Forfeited	(10)	2.04
Unvested options outstanding, December 31, 2015	309	$1.49
Granted	—	—
Vested	(285)	1.50
Forfeited	—	—
Unvested options outstanding, December 31, 2016	24	$1.41

Stock-based compensation expense relating to stock option awards is allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015
General and administrative	$361	$386
	$361	$386

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. The remaining unrecognized stock-based compensation expense for options at December 31, 2016 was $18,000, and will be amortized over a weighted average period of approximately 3 months.

Restricted Stock Awards

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2016 and 2015, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2014	641	$1.61
Granted	0	—
Vested	(241)	1.62
Forfeited	(139)	1.66
Unvested restricted shares outstanding, December 31, 2015	261	$1.58
Granted	170	0.55
Vested	(68)	1.67
Forfeited	—	—
Unvested restricted shares outstanding, December 31, 2016	363	$1.08

The number of restricted stock awards vested during the year ended December 31, 2016 includes 25,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $13,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2016.

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

-F 17-

	Year Ended December 31,
	2016	2015
Cost of revenue	$7	$(17)
Research and development	5	(1)
Sales and marketing	—	(40)
General and administrative	149	80
	$161	$22

During the year ended December 31, 2016, the Company recorded $93,000 in stock-based compensation expense related to 170,000 shares of restricted stock awards issued during 2016 in lieu of payment of $84,000 in cash bonuses earned in 2014.

During the year ended December 31, 2015, the Company recorded a reversal of $110,000 in stock-based compensation expense, of which $48,000 related to expense for unvested awards that were forfeited and $62,000 related to revised estimates for expense previously recorded on performance-based awards.

Certain restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The remaining unrecognized stock-based compensation expense for restricted stock awards at December 31, 2016 was $233,000. Of this amount, $78,000 relates to time-based awards with a remaining weighted average period of 6 months. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined AEBITDA targets.

Restricted Stock Units

A summary of restricted stock units granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2016 and 2015, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2014	—	$—
Granted	2,969	1.02
Vested	—	—
Forfeited	(805)	1.04
Unvested restricted stock units outstanding, December 31, 2015	2,164	1.02
Granted	2,261	0.43
Vested	(387)	0.92
Forfeited	(842)	1.00
Unvested restricted stock units outstanding, December 31, 2016	3,196	$0.62

As of December 31, 2016, 387,000 vested restricted stock units remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the restricted stock units.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

-F 18-

	Year Ended December 31,
	2016	2015
Cost of revenue	$35	$11
Research and development	39	13
Sales and marketing	8	6
General and administrative	325	375
	$407	$405

Certain restricted stock unit awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock unit awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2016 was $1,526,000. Of this amount, $445,000 relates to time-based awards with remaining weighted average period of 8 months. The remaining $1,081,000 of unrecognized stock based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue and AEBITDA targets over fiscal years 2017 through 2019.

There was no tax benefit recognized for stock-based compensation expense for the years ended December 31, 2016 and 2015. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 13 - Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2016 and 2015, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, restricted stock units, and unvested restricted stock awards, to the extent they are dilutive. For the years ended December 31, 2016 and 2015, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	December 31,
Numerator:	2016	2015
Net loss	$(3,533)	$(2,143)
Less: preferred stock dividends	12	18
Net loss attributable to common stockholders	$(3,545)	$(2,161)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	35,611	35,442
Basic and diluted net loss per share	$(0.10)	$(0.06)

-F 19-

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended
	December 31,
	2016	2015
Unvested restricted stock units	3,196	2,164
Vested restricted stock units	387	—
Stock options outstanding	1,222	1,269
Unvested restricted stock awards	363	261
Shares of common stock issuable upon conversion of Series A-2 preferred stock	79	79

Note 14 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2016 and 2015 were $287,000 and $342,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2017	$301
2018	308
2019	88
2020	23
$720

Commercial Commitments

We have entered into a number of agreements with our suppliers to purchase communications and consulting services. Some of the agreements require a minimum amount of services to be purchased over the life of the agreement, or during a specified period of time. Glowpoint believes that it will meet its commercial commitments. With the exception of the UTC matter discussed below, in prior instances where Glowpoint did not meet the minimum commitments, no penalties for minimum commitments have been assessed and the Company has entered into new agreements. It has been our experience that the prices and terms of successor agreements are similar to those offered by other suppliers. Glowpoint does not believe that any loss contingency related to a potential shortfall should be recorded in the consolidated financial statements because it is not probable, from the information available and from prior experience, that Glowpoint has incurred a liability.

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

-F 20-

and awarding the Company its costs and disbursements, including attorneys’ fees, incurred in defending the action.  On April 25, 2016, UTC filed an answer to the Company’s counterclaims, denying such counterclaims and asserting purported defenses to them.

On September 30, 2016, the Company entered into a settlement agreement with UTC related to claims that have been or could have been asserted against one another, including but not limited to claims in the UTC Litigation. Pursuant to the settlement agreement, (i) the Company paid $325,000 to UTC on September 30, 2016; (ii) the Company and UTC entered into a new services agreement pursuant to which the Company will purchase services from UTC subject to certain terms and conditions set forth therein; and (iii) the Company issued 600,000 shares of the Company’s common stock to UTC in October 2016. The value of the common stock, or $204,000 (equal to 600,000 shares multiplied by the closing price of the Company’s stock of $0.34 per share on the issuance date), was recorded as stock-based expense in general and administrative expenses for the year ended December 31, 2016. The $325,000 cash payment was also recorded in general and administrative expenses for the year ended December 31, 2016. Upon payment and delivery of the foregoing, both the Company and UTC dismissed their respective claims in the UTC Litigation, and each party has released the other party of all potential claims against the other party, including those that were or could have been asserted in the UTC Litigation.

Letter of Credit

As of December 31, 2016, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank for $18,000 to serve as our security deposit for our lease of office space in Colorado (see Note 4).

Note 15 - Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. For the year ended December 31, 2016, two major customers accounted for 16% and 12% of our total revenue, and accounted for 44% and 12% of our outstanding accounts receivable as of December 31, 2016, respectively. For the year ended December 31, 2015, two major customers accounted for 12% and 10% of our total revenue, respectively. In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. As of the bankruptcy filing date, we had amounts due from this customer of approximately $588,000, of which $474,000 has since been collected. Since the bankruptcy filing date, we have continued to perform services for this customer, with payments expected to be received in accordance with our normal terms. While we believe the amounts due to us from this customer will be collected in full, we will continue to monitor the bankruptcy proceedings in order to appropriately assess and enforce our rights in this matter. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations, as any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have such a result.

Note 16 - Geographical Data
For the years ended December 31, 2016 and 2015, there was no material revenue attributable to any individual foreign country. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015
Domestic	$17,412	$23,470
Foreign	1,806	2,071
	$19,218	$25,541
Long-lived assets were 100% located in domestic markets during both years ended December 31, 2016 and 2015.
Note 17 - Income Taxes

The following table sets forth the components of income tax (benefit) expense (in thousands):

-F 21-

	Year Ended December 31,
	2016	2015
Current:
State	$—	$3
	—	3
Deferred:
Federal	(73)	154
State	(6)	13
	(79)	167
Income tax (benefit) expense	$(79)	$170

Our effective tax rate differs from the statutory federal tax rate as shown in the following table (in thousands):

	Year Ended December 31,
	2016	2015
U.S. federal income taxes at the statutory rate	$(1,264)	$(692)
State taxes, net of federal effects	(108)	(53)
Permanent differences	10	13
Impact of state tax rate change to deferred	(36)	119
Expired net operating loss carry-forwards	—	4,026
Prior year provision to actual adjustments	(36)	—
Other	8	12
Change in valuation allowance	1,347	(3,255)
Income tax (benefit) expense	$(79)	$170

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities is presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tax benefit of operating loss carry forward	$11,612	$10,385
Reserves and allowances	12	148
Accrued expenses	35	73
Charitable contributions	198	190
Stock-based compensation	1,098	846
Fixed assets	102	330
Texas margin tax temporary credit	239	246
Total deferred tax assets	13,296	12,218
Valuation allowance	(13,192)	(11,844)
Net deferred tax assets	$104	$374

Deferred tax liabilities:
481(a) adjustment	$—	$2
Goodwill	230	309
Intangible amortization	104	372
Total deferred tax liabilities	$334	$683

Net deferred tax liability	$(230)	$(309)

-F 22-

The ending balances of the deferred tax assets have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical net losses. The change in valuation allowance for the year ended December 31, 2016 is an increase of $1,348,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $1.9 million of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the NOL carryforwards could be subject to further limitation.  At December 31, 2015 we had federal NOL carryforwards of $27,417,000 available to offset future federal taxable income which expire in various amounts from 2017 through 2035.  At December 31, 2016, we had federal NOL carryforwards of $30,558,000 available to offset future federal taxable income which expire in various amounts from 2018 through 2036. The Company also has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2016 and 2015.

The federal and state tax returns for the years ending December 31, 2015, 2014 and 2013 are currently open and the tax return for the year ended December 31, 2016 will be filed by September 2017.

Note 18 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2016 and 2015 were $82,000 and $109,000, respectively.

Note 19 - Related Party Transactions

The Company provided video collaboration and network services to ABM Industries, Inc. (“ABM”). James S. Lusk, who serves on the Board of Directors for the Company, was an officer of ABM from 2007 until April 2015. Revenues from ABM were $45,000 for the four months ended April 30, 2015.

The Company purchased technology consulting services during 2016 from Nectar Services Corporation, (“Nectar”). David Giangano, who serves on the Board of Directors for the Company, is an officer of Nectar. Related party consulting fees of $11,000 were paid to Nectar during the year ended December 31, 2016. There were no outstanding payables due to Nectar as of December 31, 2016.

As of December 31, 2016, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholder of Affinity in October 2012. See Note 7 for a description of the terms of the SRS Note.

As of December 31, 2016, Main Street owns 7,711,517 shares, or 21%, of the Company’s common stock. Main Street is the Company’s senior debt lender (see Note 7).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

-F 23-