Form 10-Q
period 2017-03-31
GLOWPOINT, INC.
filed 2017-05-11
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2017 was 36,535,000.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2016 as filed with the SEC with our Annual Report on Form 10-K filed on March 31, 2017. Glowpoint undertakes no obligation to revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; the status of our largest customer; our anticipated capital expenditures for 2017; estimated 2017 principal payments on our debt arrangements; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangements; our ability to refinance our indebtedness and/or renegotiate existing financial covenants; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; and adequacy of our internal controls.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,110	$1,140
Accounts receivable, net	1,642	1,635
Prepaid expenses and other current assets	1,036	978
Total current assets	3,788	3,753
Property and equipment, net	1,997	2,203
Goodwill	9,225	9,225
Intangibles, net	1,092	1,309
Other assets	10	10
Total assets	$16,112	$16,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,678	$10,660
Accounts payable	156	75
Accrued expenses and other liabilities	1,222	1,165
Accrued dividends	50	47
Accrued sales taxes and regulatory fees	340	395
Total current liabilities	12,446	12,342
Long term liabilities:
Deferred tax liability	257	230
Total liabilities	12,703	12,572
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at March 31, 2017 and December 31, 2016	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,782,000 issued and 36,535,000 outstanding at March 31, 2017 and 36,659,000 issued and 36,455,000 outstanding at December 31, 2016	4	4
Treasury stock, 247,000 and 204,000 shares at March 31, 2017 and December 31, 2016, respectively	(231)	(219)
Additional paid-in capital	180,494	180,333
Accumulated deficit	(176,958)	(176,290)
Total stockholders’ equity	3,409	3,928
Total liabilities and stockholders’ equity	$16,112	$16,500

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$4,080	$5,518
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,448	3,459
Research and development	287	287
Sales and marketing	140	280
General and administrative	1,016	1,240
Depreciation and amortization	459	547
Total operating expenses	4,350	5,813
Loss from operations	(270)	(295)
Interest and other expense, net	371	380
Loss before income taxes	(641)	(675)
Income tax expense	27	37
Net loss	(668)	(712)
Preferred stock dividends	3	3
Net loss attributable to common stockholders	$(671)	$(715)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted-average number of shares of common stock:
Basic and diluted	36,181	35,456

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2016	32	$100	36,659	$4	204	$(219)	$180,333	$(176,290)	$3,928
Net loss	—	—	—	—	—	—	—	(668)	(668)
Stock-based compensation	—	—	—	—	—	—	164	—	164
Issuance of stock on vested restricted stock units	—	—	123	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock	—	—	—	—	43	(12)	—	—	(12)
Balance at March 31, 2017	32	$100	36,782	$4	247	$(231)	$180,494	$(176,958)	$3,409

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(668)	$(712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	459	547
Bad debt recovery	(4)	(9)
Amortization of deferred financing costs	18	18
Stock-based compensation expense	164	312
Deferred tax provision	27	37
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(2)	(36)
Prepaid expenses and other current assets	(60)	34
Accounts payable	83	38
Accrued expenses and other liabilities	56	(78)
Accrued sales taxes and regulatory fees	(55)	207
Net cash provided by operating activities	18	358
Cash flows from investing activities:
Purchases of property and equipment	(36)	(78)
Net cash used in investing activities	(36)	(78)
Cash flows from financing activities:
Purchase of treasury stock	(12)	(13)
Net cash used in financing activities	(12)	(13)
Increase (decrease) in cash and cash equivalents	(30)	267
Cash at beginning of period	1,140	1,764
Cash at end of period	$1,110	$2,031

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$266	$281

Non-cash investing and financing activities:
Preferred stock dividends	$3	$3

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2016. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2016 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2016 and notes thereto included in the Company's fiscal 2016 Annual Report on Form 10-K, filed with the SEC on March 31, 2017 (the “2016 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 10-K, and there have been no changes to the Company's significant accounting policies during the three months ended March 31, 2017.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three months ended March 31, 2017, we included taxes of $151,000 in revenue, and we included taxes of $140,000 in cost of revenue. For the three months ended March 31, 2016, we included taxes of $254,000 in revenue, and we included taxes of $427,000 in cost of revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (Subtopic 606), which supersedes most existing revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We continue to evaluate the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and believe that the Company will use the retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company has commenced analysis of our revenue streams and the application of the standard. Management does not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Subtopic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new rules are effective and were adopted by the Company in the first quarter of 2017. Periods prior to 2017 were not adjusted to reflect the adoption of this accounting standard as the Company has adopted this standard on a prospective basis beginning January 1, 2017. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 2 - Liquidity and Going Concern

As of March 31, 2017, we had $1,110,000 of cash and a working capital deficit of $8,658,000. Our cash balance as of March 31, 2017 includes restricted cash of $18,000 (as discussed in Note 4). For the three months ended March 31, 2017, we generated a net loss of $668,000 and net cash provided by operating activities of $18,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the three months ended March 31, 2017 and 2016, our cash flow from operations was reduced by $266,000 and $281,000, respectively, for interest payments on our indebtedness.

The Company is party to a loan agreement with Main Street Capital Corporation (“Main Street”), as lender and as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (the “Main Street Loan Agreement”). The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility as of March 31, 2017 (the “Main Street Term Loan”). As of March 31, 2017, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement (see below), we cannot access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company must make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). During the three months ended March 31, 2017, the Company was not required to make principal payments based on Excess Cash Flow. As of March 31, 2017, Main Street owns 7,711,517 shares, or 21%, of the Company’s common stock.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of the end of the second, third, and fourth quarters of 2016 and March 31, 2017 and breached the fixed charge coverage ratio covenant as of the end of the third and fourth quarters of 2016 and March 31, 2017, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of the existing defaults, and thus Main Street may seek several remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that the Company will likely breach both financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. We are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness (see below), which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise.

As of March 31, 2017, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”) and amended in February 2015 (see Note 7 for further discussion). The maturity date of the SRS Note is July 6, 2017 and the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. Therefore, if the indebtedness under the Main Street Loan Agreement remains outstanding on July 6, 2017 and unless Main Street permits the Company to repay the SRS Note and the Company has the financial resources to make such payment, the Company will be in default under the SRS Note, which will remain outstanding. We do not expect Main Street will permit the Company to repay the SRS Note while the Main Street indebtedness remains outstanding. In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note is permitted to occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. Accrued interest on the SRS Note is expected to increase from $653,000 at March 31, 2017 to $752,000 as of June 30, 2017.

The Company believes that, based on our projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. If our lenders accelerate the repayment of such indebtedness, we would not have sufficient resources or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our Main Street and SRS debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and refinanced our indebtedness in the past but there is no assurance we can renegotiate or refinance all or any portion of our indebtedness. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. If we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance we will succeed in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2017, we capitalized $34,000 of internal-use software costs and we amortized $157,000 of these costs. For the three months ended March 31, 2016, we capitalized $62,000 and we amortized $179,000, respectively, of these costs. During the three months ended March 31, 2017 and 2016, we recorded no impairment losses related to capitalized software.

Note 4 - Restricted Cash

As of March 31, 2017 and December 31, 2016, our cash balance included restricted cash of $18,000, respectively. The $18,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 10) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued interest	$746	$658
Accrued compensation	251	133
Other accrued expenses	225	374
Accrued expenses and other liabilities	$1,222	$1,165

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Main Street Term Loan, net of unamortized debt discount based on an imputed interest rate of 12%; $106 at March 31, 2017 and $123 at December 31, 2016, respectively.	$8,894	$8,877
SRS Note, net of unamortized debt discount based on an imputed interest rate of 15%; $1 at March 31, 2017 and $2 at December 31, 2016, respectively.	1,784	1,783
Total	10,678	10,660
Less current maturities	(10,678)	(10,660)
Long-term debt, net of current portion	$—	$—

The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility (“Main Street Term Loan”). As of March 31, 2017, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement (see below), we cannot access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company must make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). During the three months ended March 31, 2017, the Company made no principal payments on the Main Street Term Loan.

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

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of the end of the second, third and fourth quarters of 2016 and March 31, 2017 and breached the fixed charge coverage ratio covenant as of the end of the third and fourth quarters of 2016 and March 31, 2017, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of the existing defaults, and thus Main Street may seek several remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that the Company will likely breach both financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. We are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness (see below), which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise. Although the maturity date of the Main Street Term Loan is October 17, 2018, the Company has classified this debt as current given the existing defaults and potential acceleration of such indebtedness.

As of March 31, 2017, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”) and amended in February 2015 (see Note 7 for further discussion). The maturity date of the SRS Note is July 6, 2017 and the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. Therefore, if the indebtedness under the Main Street Loan Agreement remains outstanding on July 6, 2017 and unless Main Street permits the Company to repay the SRS Note and the Company has the financial resources to make such payment, the Company will be in default under the SRS Note, which will remain outstanding. We do not expect Main Street will permit the Company to repay the SRS Note while the Main Street indebtedness remains outstanding. In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note may occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. The Company is required to make monthly principal payments in the amount of $50,000 in the event the Company’s trailing three month AEBITDA exceeds $1,500,000. The Company is required to make additional payments on the principal amount over the remaining term of the SRS Note in an amount equal to 40% of the Company’s trailing six month Adjusted EBITDA less $3,000,000. During the three months ended March 31, 2017, the Company was not required to make any principal payments on the SRS Note. As of March 31, 2017, accrued interest expense on the SRS Note was $653,000.

Deferred financing costs related to our debt agreements of $107,000 and $125,000 are included as a direct deduction of the carrying amount of our debt as of March 31, 2017 and December 31, 2016, respectively. The financing costs are amortized using the effective interest method over the term of each loan through each maturity date. During the three months ended March 31, 2017 and 2016, amortization of deferred financing costs was $18,000, respectively, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statement of Operations.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of March 31, 2017, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of March 31, 2017. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of March 31, 2017. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the three months ended March 31, 2017, there were no adjustments to the conversion price. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2017, the Company has recorded $50,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at our option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. As of March 31, 2017, 636,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of March 31, 2017, options to purchase a total of 13,000 shares of common stock were outstanding under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of March 31, 2017, options to purchase a total of 1,209,000 shares of common stock and 184,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

The Company periodically grants stock options to employees and directors in accordance with the provisions of our stock incentive plans, with the exercise price of the stock options being set at or above the closing price of our common stock at the date of grant.

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2017, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2016	1,222	$1.99	1,198	$1.99
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited and canceled	—	—
Options outstanding, March 31, 2017	1,222	$1.99	1,222	$1.99

Stock-based compensation expense related to stock options is allocated as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$18	$94
	$18	$94

There is no remaining unrecognized stock-based compensation expense for options as of March 31, 2017.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2017, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2016	363	$1.08
Granted	—	—
Vested	(9)	1.47
Forfeited	—	—
Unvested restricted shares outstanding, March 31, 2017	354	$1.07

The number of shares of restricted stock awards vested during the three months ended March 31, 2017 includes 3,271 shares withheld and repurchased by the Company on behalf of employees to satisfy $1,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of March 31, 2017.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$2	$2
Research and development	1	1
General and administrative	12	117
	$15	$120

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2017 was $218,000. Of this amount, $63,000 relates to time-based awards with a remaining weighted average period of 1.05 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2017, is presented below (shares in thousands):

	RSUs	Weighted Average Grant Price
Unvested RSUs outstanding, December 31, 2016	3,196	$0.62
Granted	—	—
Vested	(253)	0.58
Forfeited	(5)	0.83
Unvested RSUs outstanding, March 31, 2017	2,938	$0.62

As of March 31, 2017, 517,000 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of March 31, 2017, there were approximately 1,747,000 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. As of March 31, 2017, there were approximately 1,191,000 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$12	$8
Research and development	14	9
Sales and marketing	4	4
General and administrative	100	77
	$130	$98

The remaining unrecognized stock-based compensation expense for RSUs as of March 31, 2017 was $1,390,000. Of this amount $352,000 relates to time-based RSUs with a remaining weighted average period of 0.72 years. The remaining $1,038,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2017 and 2018.

There was no tax benefit recognized for stock-based compensation for the three months ended March 31, 2017 or 2016. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2017 and 2016, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, restricted stock units, and unvested restricted stock awards, to the extent they are dilutive. For the three months ended March 31, 2017 and 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(668)	$(712)
Less: preferred stock dividends	3	3
Net loss attributable to common stockholders	$(671)	$(715)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	36,181	35,456
Basic and diluted net loss per share	$(0.02)	$(0.02)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock units	2,938	3,145
Vested restricted stock units	517	—
Unvested restricted stock awards	354	363
Outstanding stock options	1,222	1,250
Shares of common stock issuable upon conversion of preferred stock, Series A-2	79	79

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the three months ended March 31, 2017 and 2016 were $74,000 and $72,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2017, are as follows (in thousands):

Year Ending December 31,
Remaining 2017	$226
2018	308
2019	88
2020	23
$645

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

Letters of Credit

As of March 31, 2017, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank, N.A., for $18,000 to serve as our security deposit for our lease of office space in Colorado. See Note 5.

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended March 31, 2017, two major customers represented 21% and 16%, respectively, of our revenue and represented 43% and 15%, respectively, of our accounts receivable balance at March 31, 2017. For the three months ended March 31, 2016, two major customers represented 13% and 11%, respectively, of our revenue.

In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. This customer has paid us in full for all amounts that were due as of their bankruptcy filing date. Since the bankruptcy filing date, we have continued to perform services for this customer, with payments expected to be received in accordance with our normal terms. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations, as any reduction in the use of our services or the business failure by one of our major customers or wholesale channel partners could have such a result.

Note 12 - Geographical Data
For the three months ended March 31, 2017 and 2016, there was no material revenue attributable to any individual foreign country. Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Domestic	$2,853	$4,094
Foreign	1,227	1,424
Total Revenue	$4,080	$5,518
Long-lived assets were 100% located in domestic markets as of March 31, 2017 and December 31, 2016.
Note 13 - Related Party Transactions

As of March 31, 2017, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note.

As of March 31, 2017, Main Street owns 7,711,517 shares, or 21%, of the Company’s common stock. Main Street is the Company’s senior debt lender (see Note 6).

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment.

We experienced significant declines in revenue during 2015 and 2016 that have continued into the first quarter of 2017. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. Because of the Company’s declining revenue and Adjusted EBITDA, the Company breached certain financial covenants in the Main Street Loan Agreement as of the end of the second, third and fourth quarters of 2016 and March 31, 2017. Main Street has not provided a waiver of the existing defaults, and Main Street may seek several remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. The Company anticipates future covenant breaches and reduced cash flow from operations that will require restructuring our debt obligations and additional capital to fund investments in product development and sales and marketing to reverse our revenue trends. These factors and the other factors described below raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2017 (the “2017 Quarter”) compared to Three Months Ended March 31, 2016 (the “2016 Quarter”)

Revenue. Total revenue decreased $1,438,000 to $4,080,000 (or 26%) in the 2017 Quarter from $5,518,000 in the 2016 Quarter. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
Video collaboration services	$2,450	$2,988
Network services	1,523	2,347
Professional and other services	107	183
Total revenue	$4,080	$5,518

Revenue for video collaboration services decreased $538,000 (or 18%) to $2,450,000 in the 2017 Quarter from $2,988,000 in the 2016 Quarter. This $538,000 decrease is mainly attributable to: (i) approximately 44% of this decrease is due to lower revenue for customers in the 2017 Quarter as compared to the 2016 Quarter due to reductions in price or level of services, (ii) approximately 28% of this decrease is due to lower revenue related to video meeting suites resulting from a customer shift to desktop and mobile video products, and (iii) approximately 22% of this decrease is due to loss of customers to competition from the 2016 Quarter to the 2017 Quarter.

Revenue for network services decreased $824,000 (or 35%) to $1,523,000 in the 2017 Quarter from $2,347,000 in the 2016 Quarter. These decreases are mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that exists in the network services business.

Revenue for professional and other services decreased $76,000 (or 42%) to $107,000 in the 2017 Quarter from $183,000 in the 2016 Quarter. This $76,000 decrease is mainly attributable to lower professional support services.

We expect that the year-over-year total revenue trend for the 2016 Quarter to the 2017 Quarter will continue for the remainder of 2017 given the dynamic and competitive environment for video collaboration and network services, and due to the limited resources available to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. However, we believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see the 2016 10-K for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes billed to customers. Cost of revenue decreased to $2,448,000 in the 2017 Quarter from $3,459,000 in the 2016 Quarter. This $1,011,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $1,438,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the first quarter of 2017: personnel costs, network costs, taxes and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 60% and 63% for the 2017 Quarter and 2016 Quarter, respectively. The improvement in cost of revenue as a percentage of revenue for the 2017 Quarter as compared to the 2016 Quarter is mainly attributable to lower taxes and fixed network costs, partially offset by higher personnel costs as a percentage of revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses of $287,000 in the 2017 Quarter were stable as compared to $287,000 in the 2016 Quarter.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $140,000 in the 2017 Quarter from $280,000 in the 2016 Quarter. This decrease is primarily attributable to lower headcount and corresponding personnel costs of $140,000.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased by $224,000 to $1,016,000 in the 2017 Quarter from $1,240,000 in the 2016 Quarter. This decrease is primarily attributable to lower personnel costs of $142,000, a decrease of $55,000 in costs related to the UTC Litigation, (see the 2016 10-K for further discussion of this litigation which was settled on September 30, 2016), and a decrease in third party consulting costs of $30,000. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $88,000 to $459,000 in the 2017 Quarter from $547,000 in the 2016 Quarter. This decrease is mainly attributable to lower depreciation expense in the 2017 Quarter due to an increase in assets that became fully depreciated in 2016.

Loss from Operations. The Company recorded a loss from operations of $270,000 in the 2017 Quarter as compared to a loss from operations of $295,000 in the 2016 Quarter. The decrease in our loss from operations from the 2016 Quarter to the 2017 Quarter is primarily attributable to lower operating expenses, partially offset by a decrease in revenue, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss before depreciation, amortization, taxes, severance, stock-based expense, impairment charges and interest and other expense, net. Adjusted EBITDA is not intended to replace operating loss, net loss, cash flow or other measures of financial performance reported in accordance with U.S. GAAP. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Main Street Loan Agreement and is used in determining if principal payments are required on the SRS Note. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of Adjusted EBITDA to net loss is shown below:

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(668)	$(712)
Depreciation and amortization	459	547
Interest and other expense, net	371	380
Income tax expense	27	37
EBITDA	189	252
Stock-based compensation	164	312
Severance	16	57
Adjusted EBITDA	$369	$621

Liquidity and Capital Resources

As of March 31, 2017, we had $1,110,000 of cash and a working capital deficit of $8,658,000. Our cash balance as of March 31, 2017 includes restricted cash of $18,000 (as discussed in Note 4). For the three months ended March 31, 2017, we generated a net loss of $668,000 and net cash provided by operating activities of $18,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes certain non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund operations, and invest in capital expenditures and sales and marketing. During the three months ended March 31, 2017, our cash flow from operations was reduced by $266,000 for interest payments on our indebtedness.

Net cash used in investing activities for the three months ended March 31, 2017 was $36,000 and represented the purchase of property and equipment and capitalized internal-use software costs. Net cash used in financing activities for the three months ended March 31, 2017 was $12,000, attributable to purchase of treasury stock on behalf of employees to satisfy minimum statutory tax withholding requirements.

The Main Street Loan Agreement provides for an $11,000,000 senior secured term loan facility as of March 31, 2017 (the “Main Street Term Loan”). As of March 31, 2017, the Company had outstanding borrowings of $9,000,000 under the Main Street Term Loan. While an event of default exists under the Main Street Loan Agreement (see below), we cannot access the $2,000,000 of remaining availability under the Main Street Term Loan. Borrowings under the Main Street Term Loan mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. The Main Street Loan Agreement provides that the Main Street Term Loan borrowings bear interest at 12% per annum. Interest payments on the outstanding borrowings under the Main Street Term Loan are due monthly. The Company must make quarterly principal payments on the Main Street Term Loan through the maturity date in an amount equal to 50% of Excess Cash Flow generated by the Company during the trailing fiscal quarter (Excess Cash Flow is defined in the Main Street Loan Agreement and is effectively equal to cash flow from operations less capital expenditures less principal payments on capital leases). During the three months ended March 31, 2017, the Company was not required to make principal payments based on Excess Cash Flow.

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of the end of the second, third and fourth quarters of 2016 and March 31, 2017 and breached the fixed charge coverage ratio covenant as of the end of the third and fourth quarters of 2016 and March 31, 2017, each of which constitutes an event of default under the Main Street Loan Agreement. Main Street has not provided a waiver of the existing defaults, and thus Main Street may seek several remedies under the loan documents including, without limitation, acceleration of the indebtedness owing under the Main Street Loan Agreement. Based on the Company’s current financial projections, we believe that the Company will likely breach both financial covenants in the Main Street Loan Agreement throughout 2017 and 2018. We are exploring various alternatives to renegotiate our financial covenants and address our liquidity issues, including, without limitation, a potential restructuring of the Main Street and SRS indebtedness (see below), which may involve a conversion of a portion or all of our debt to equity or a debt refinancing, coupled with a capital raise.

As of March 31, 2017, the Company had outstanding borrowings of $1,785,000 on a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”) and amended in February 2015 (see Note 7 for further discussion). The maturity date of the SRS Note is July 6, 2017 and the interest rate on the SRS Note is 15% per annum. Payment of all interest earned after March 1, 2015 is due on July 6, 2017, unless certain trailing Adjusted EBITDA targets are met as defined in the SRS Note. The SRS Note is subordinate to borrowings under the Main Street Loan Agreement, and is only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. Therefore, if the indebtedness under the Main Street Loan Agreement remains outstanding on July 6, 2017 and unless Main Street permits the Company to repay the SRS Note and the Company has the financial resources to make such payment, the Company will be in default under the SRS Note, which will remain outstanding. We do not expect Main Street will permit the Company to repay the SRS Note while the Main Street indebtedness remains outstanding. In addition, under the terms of the Subordination Agreement among the Company, SRS and Main Street, repayment of the principal and accrued interest on the SRS Note may occur only if the Company’s cash balance is 200% greater than the balance of the SRS Note. Accrued interest on the SRS Note is expected to increase from $653,000 at March 31, 2017 to $752,000 as of June 30, 2017.

The Company believes that, based on our projection of revenue, expenses, capital expenditures and cash flows, it will not have sufficient resources and cash flows to service its debt obligations, including repayment of the SRS Note, and fund its operations for at least the next twelve months following the filing of this Report. In addition, there can be no assurances that Main Street will not accelerate the indebtedness outstanding under the Main Street Loan Agreement. If our lenders accelerate the repayment of such indebtedness, we would not have sufficient resources or cash flow to repay the indebtedness. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, a restructuring of our Main Street and SRS debt or capital infusion is necessary to fund our obligations. We have renegotiated financial covenants and refinanced our indebtedness in the past but there is no assurance we can successfully renegotiate or refinance all or any portion of our indebtedness. If we were unable to repay or otherwise refinance the indebtedness under the loan agreements upon acceleration or when otherwise due, our lenders could foreclose on the collateral that secures our obligations under the loan agreements, which could force us into bankruptcy or liquidation. If we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance we will succeed in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto included in our 2016 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 31, 2017. There have been no material changes to these risks during the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company has not made any purchases of its own securities during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

The Main Street Loan Agreement contains certain financial covenants that are measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of the end of the second, third and fourth quarters of 2016 and March 31, 2017 and breached the fixed charge coverage ratio covenant as of March 31, 2017, each of which constitutes an event of default under the Main Street Loan Agreement. See further discussion in Note 6 to our condensed consolidated financial statements.

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

GLOWPOINT, INC.

5/11/2017	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

5/11/2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)