Form 10-Q
period 2017-06-30
GLOWPOINT, INC.
filed 2017-07-31
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2017 was 36,149,323.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2016 as filed with the SEC with our Annual Report on Form 10-K filed on March 31, 2017. Glowpoint undertakes no obligation to revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; the status of our largest customer; our anticipated capital expenditures; our ability to service debt obligations and fund operations; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; and adequacy of our internal controls.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,097	$1,140
Accounts receivable, net	1,696	1,635
Prepaid expenses and other current assets	936	978
Total current assets	3,729	3,753
Property and equipment, net	1,773	2,203
Goodwill	9,225	9,225
Intangibles, net	875	1,309
Other assets	10	10
Total assets	$15,612	$16,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,696	$10,660
Accounts payable	111	75
Accrued expenses and other liabilities	1,183	1,165
Accrued dividends	53	47
Accrued sales taxes and regulatory fees	353	395
Total current liabilities	12,396	12,342
Long term liabilities:
Deferred tax liability	284	230
Total liabilities	12,680	12,572
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at June 30, 2017 and December 31, 2016	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,782,000 issued and 36,535,000 outstanding at June 30, 2017 and 36,659,000 issued and 36,455,000 outstanding at December 31, 2016	4	4
Treasury stock, 247,000 and 204,000 shares at June 30, 2017 and December 31, 2016, respectively	(231)	(219)
Additional paid-in capital	180,607	180,333
Accumulated deficit	(177,548)	(176,290)
Total stockholders’ equity	2,932	3,928
Total liabilities and stockholders’ equity	$15,612	$16,500

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$3,856	$5,088	$7,936	$10,606
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,261	3,120	4,709	6,579
Research and development	292	302	579	589
Sales and marketing	160	225	300	505
General and administrative	857	1,104	1,873	2,344
Impairment charges	5	25	5	25
Depreciation and amortization	460	508	919	1,054
Total operating expenses	4,035	5,284	8,385	11,096
Loss from operations	(179)	(196)	(449)	(490)
Interest and other expense, net	384	375	755	755
Loss before income taxes	(563)	(571)	(1,204)	(1,245)
Income tax expense	27	34	54	71
Net loss	(590)	(605)	(1,258)	(1,316)
Preferred stock dividends	3	3	6	6
Net loss attributable to common stockholders	$(593)	$(608)	$(1,264)	$(1,322)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted-average number of shares of common stock:
Basic and diluted	37,168	35,879	37,168	35,861

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2016	32	$100	36,659	$4	204	$(219)	$180,333	$(176,290)	$3,928
Net loss	—	—	—	—	—	—	—	(1,258)	(1,258)
Stock-based compensation	—	—	—	—	—	—	280	—	280
Issuance of stock on vested restricted stock units	—	—	123	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(6)	—	(6)
Repurchase of common stock	—	—	—	—	43	(12)	—	—	(12)
Balance at June 30, 2017	32	$100	36,782	$4	247	$(231)	$180,607	$(177,548)	$2,932

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,258)	$(1,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	919	1,054
Bad debt recovery	(14)	(9)
Amortization of deferred financing costs	36	36
Stock-based compensation expense	280	528
Impairment charges	5	25
Deferred tax provision	54	74
Increase (decrease) attributable to changes in assets and liabilities:
Accounts receivable	(47)	554
Prepaid expenses and other current assets	42	(302)
Accounts payable	36	(280)
Accrued expenses and other liabilities	18	(52)
Accrued sales taxes and regulatory fees	(42)	—
Net cash provided by operating activities	29	312
Cash flows from investing activities:
Purchases of property and equipment	(60)	(183)
Net cash used in investing activities	(60)	(183)
Cash flows from financing activities:
Principal payments under borrowing arrangements	—	(400)
Purchase of treasury stock	(12)	(13)
Net cash used in financing activities	(12)	(413)
Decrease in cash and cash equivalents	(43)	(284)
Cash at beginning of period	1,140	1,764
Cash at end of period	$1,097	$1,480

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$542	$563

Non-cash investing and financing activities:
Accrued preferred stock dividends	$6	$6

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 10-K, and there have been no changes to the Company's significant accounting policies during the six months ended June 30, 2017.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three and six months ended June 30, 2017, we included taxes of $142,000 and $293,000, respectively in revenue, and we included taxes of $172,000 and $312,000, respectively, in cost of revenue. For the three and six months ended June 30, 2016, we included taxes of $216,000 and $470,000, respectively, in revenue, and we included taxes of $265,000 and $692,000, respectively, in cost of revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers” (Subtopic 606), which supersedes most existing revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company commenced our evaluation of the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements in late 2016 and we are actively reviewing hundreds of customer contracts. Under the ASU, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our services and terms and conditions in our contracts, the customer obtains control as we deliver services under the contract. We recognize the majority of our revenue on a monthly recurring basis as we deliver our services. The Company intends to use the retrospective approach with the cumulative effect of initially adopting ASU 2014-09 on January 1, 2018. Based on current analysis, management does not expect the adoption of ASU 2014-09 to have a material impact on our financial statements and disclosures.

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

In February 2016, the FASB created Topic 842 and issued ASU 2016-02, “Leases”. This guidance supersedes Topic 840, “Leases”. This ASU requires lessees to recognize a right-of-use assets and a lease liability, initially measured at the present value of the lease payments on the balance sheet. For public companies, the amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Subtopic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new rules were adopted by the Company in the first quarter of 2017. Periods prior to 2017 were not adjusted to reflect the adoption of this accounting standard as the Company has adopted this standard on a prospective basis beginning January 1, 2017, and such adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 2 - Debt Recapitalization, Liquidity and Going Concern

As of June 30, 2017, we had $1,097,000 of cash and a working capital deficit of $8,667,000. Our cash balance as of June 30, 2017 includes restricted cash of $18,000 (as discussed in Note 4). For the six months ended June 30, 2017, we incurred a net loss of $1,258,000 and generated net cash provided by operating activities of $29,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations has been dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the six months ended June 30, 2017 and 2016, our cash flow from operations was reduced by $542,000 and $563,000, respectively, for interest payments on our indebtedness.

On July 31, 2017, the Company completed a recapitalization of its existing debt obligations as described further in Note 6 (the “Debt Recapitalization”). As a result of the Debt Recapitalization, the Company eliminated $9,362,000 of debt and accrued interest obligations and improved its working capital position as of July 31, 2017. After completion of the Debt Recapitalization, the Company’s cash position was approximately $1,270,000 as of July 31, 2017. The Company anticipates continued declines in its revenue and reduced cash flow from operations that will require additional capital to fund investments in product development, sales and marketing expenses and capital expenditures to reverse its revenue trends. Therefore, the Company plans to raise capital in one or more offerings. There can be no assurance we will succeed in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and six months ended June 30, 2017, we capitalized $24,000 and $58,000, respectively, of internal-use software costs and we amortized $163,000 and $320,000, respectively, of these costs. For the three and six months ended June 30, 2016, we capitalized $97,000 and $159,000, respectively, and we amortized $151,000 and $330,000, respectively, of these costs. During the three and six months ended June 30, 2017, we recorded no impairment losses related to capitalized software. During the three and six months ended June 30, 2016, we recorded $22,000 of impairment losses related to capitalized software no longer in service.

Note 4 - Restricted Cash

As of June 30, 2017 and December 31, 2016, our cash balance included restricted cash of $18,000, respectively. The $18,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 10) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued interest	$835	$658
Accrued compensation	150	133
Other accrued expenses	198	374
Accrued expenses and other liabilities	$1,183	$1,165

Note 6 - Debt Recapitalization and Debt

Current debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Main Street Term Loan, net of unamortized debt discount based on an imputed interest rate of 12%; $89 at June 30, 2017 and $123 at December 31, 2016, respectively.	$8,911	$8,877
SRS Note, net of unamortized debt discount based on an imputed interest rate of 15%; $0 at June 30, 2017 and $2 at December 31, 2016, respectively.	1,785	1,783
Total current debt	$10,696	$10,660

On July 31, 2017, the Company completed a recapitalization of its existing debt obligations as summarized in the table below and as described further below (the “Debt Recapitalization”). Therefore, as of July 31, 2017, there were no remaining obligations related to the Main Street Term Loan or SRS Note. The Company eliminated $9,362,000 of debt and accrued interest obligations as of July 31, 2017 in the Debt Recapitalization and lowered outstanding shares of common stock by 385,517, as summarized in the following two tables.

	Former Debt Obligations as of July 31, 2017	Debt Obligations Extinguished on July 31, 2017	New Outstanding Debt Obligations as of July 31, 2017
Main Street Term Loan: principal	$9,000,000	$(9,000,000)	—
SRS Note: principal	1,784,692	(1,784,692)	—
SRS Note: accrued interest	777,568	(777,568)	—
Western Alliance Bank: principal			$1,100,000
Super G Capital: principal			1,100,000
Total	$11,562,260	$(11,562,260)	$2,200,000

Outstanding Shares of Common Stock on July 31, 2017 prior to the Debt Recapitalization	36,534,840
Shares of common stock redeemed in connection with the Main Street Payoff	(7,711,517)
Shares of common stock issued in connection with the SRS Note Exchange	7,326,000
Outstanding Shares of Common Stock on July 31, 2017 after the Debt Recapitalization	36,149,323

Main Street Payoff Letter and Redemption Agreement

As of June 30, 2017, the Company had outstanding borrowings of $9,000,000 with Main Street Capital Corporation (“Main Street”) under a senior secured term loan facility (the “Main Street Term Loan”). Borrowings under the Main Street Term Loan were to mature on October 17, 2018 unless sooner terminated as provided in the Main Street Loan Agreement. As of June 30, 2017, the Company was in default of certain covenants in the Main Street Term Loan. The interest rate on the Main Street Term Loan borrowings was 12% per annum and interest payments were due monthly. During the six months ended June 30, 2017, the Company made no principal payments on the Main Street Term Loan. As of June 30, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock.

•
On July 31, 2017, the Company and Main Street entered into (i) a payoff letter (the “Main Street Payoff Letter”) that terminated the $9,000,000 Main Street Term Loan and (ii) a Redemption Agreement (“the Main Street Redemption Agreement”) whereby the Company redeemed 7,711,517 shares of the Company’s common stock held by Main Street, in exchange for total cash payments from the Company of $2,550,000 (together the “Main Street Payoff”). On July 31, 2017, the Company funded the Main Street Payoff using $350,000 of the Company’s existing cash plus cash proceeds of $2,200,000 borrowed under loan agreements with Western Alliance Bank and Super G (each defined below).

SRS Note Exchange Agreement

As of June 30, 2017, the Company had outstanding total obligations of $2,530,000 (consisting of $1,785,000 of principal and $745,000 of accrued interest) under a promissory note (the “SRS Note”) to Shareholder Representative Services LLC (“SRS”) the Company issued in connection with the 2012 acquisition of Affinity Videonet, Inc. (“Affinity”), which was amended in February

2015. The maturity date of the SRS Note was July 6, 2017 and the interest rate on the SRS Note was 15% per annum. Payment of all interest earned after March 1, 2015 was due on July 6, 2017, unless certain trailing Adjusted EBITDA targets were met as defined in the SRS Note. During the six months ended June 30, 2017, the Company made no principal or interest payments on the SRS Note. In June 2017, SRS granted the Company a waiver of the final installment for 60 days. The SRS Note was subordinate to borrowings under the Main Street Loan Agreement, and was only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement.

•
On July 31, 2017, the Company and SRS entered into a Note Exchange Agreement (the “SRS Note Exchange Agreement’) to extinguish the $2,562,000 of obligations on the SRS Note (including accrued interest for July 2017 of $32,000) in exchange for 7,326,000 shares of the Company’s common stock (the “SRS Note Exchange”). Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,825,157 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.383 per share). The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors.

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provides the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver is limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base includes 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $600,000 at closing, and which steps down to $400,000 on October 1, 2017, to $200,000 on January 1, 2018, and to $0 on April 1, 2018) (“the Non-Formula Amount”). On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount, the proceeds of which were used to fund the Main Street Payoff.

All loans under the A/R Revolver mature on July 31, 2019 (unless such loans are not supported by the borrowing base, in which case any loans exceeding the borrowing base must be immediately repaid). Given the step-down of the Non-Formula Amount as described above, the Company will be required to make a mandatory prepayment of the loans on October 1, 2017, January 1, 2018 and April 1, 2018 in an amount equal to $200,000. The Western Alliance Bank Loan Agreement provides that all borrowings bear interest at the prime rate (4.25% as of July 31, 2017) plus 1.75% (or a total of 6.00% as of July 31, 2017) per year. The prime rate is subject to a floor of 4.00%. Interest payments on the outstanding borrowings are due monthly. The Company may receive new borrowings on the A/R Revolver if supported by the borrowing base and may prepay borrowings under the Western Alliance Bank Loan Agreement at any time without premium or penalty, subject to certain notice requirements. The obligations of the Company under the Western Alliance Bank Loan Agreement are secured by substantially all of the assets of the Company and its subsidiary, including accounts receivable, intellectual property, equipment and other personal property. The Western Alliance Bank Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Western Alliance Bank Loan Agreement also requires that we comply with certain financial covenants, including maintaining a specified asset coverage ratio, minimum levels of adjusted EBITDA, minimum revenues vs. plan and minimum amounts of cash held with Western Alliance Bank.

The Western Alliance Bank Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable.

Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G Capital, LLC (“Super G”), as lender (the “Super G Loan Agreement”) and received a term loan from Super G in an amount equal to $1,100,000, the proceeds of which were used to fund the Main Street Payoff.

Borrowings under the Super G Loan Agreement are to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and approximately $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. Interest payments for fiscal years 2017, 2018 and 2019 on the Super G Loan are expected to total $148,000, $246,000 and $46,000, respectively. The obligations of the Company under the Super G Loan Agreement are secured by a second lien on substantially all of the assets of the Company and its subsidiary, including accounts receivable, intellectual property, equipment and other personal property. The security interest granted and loans made under the Super G Loan Agreement are subordinated to the security interest and loans made under the Western Alliance Bank Loan Agreement pursuant to a subordination and intercreditor agreement. The Super G Loan Agreement contains certain restrictions and covenants similar to the Western Alliance Bank Loan Agreement, and requires the Company to comply with certain financial covenants, including maintaining unrestricted cash with Western Alliance and maintaining minimum levels of adjusted EBITDA.

On July 31, 2017, the Company also issued a warrant that entitles Super G to subscribe to 550,000 shares of the Company’s common stock at an exercise price of $0.30 per share (“the Super G Warrant”). The Super G Warrant has a 3 year term and if the profit on such warrants is not equal to $165,000 over the term of the warrants, Super G is entitled to a cash exit fee for any difference at the end of the 3 year term.

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiary. Upon the occurrence of an event of default, subject to the terms of the above-mentioned subordination and intercreditor agreement, the outstanding obligations may be accelerated and become immediately due and payable.

Deferred financing costs related to the Main Street and SRS debt agreements of $89,000 and $125,000 are included as a direct deduction of the carrying amount of our debt as of June 30, 2017 and December 31, 2016, respectively. The financing costs were amortized using the effective interest method over the term of each loan through each maturity date. During the three and six months ended June 30, 2017 and 2016, amortization of deferred financing costs was $18,000 and $36,000, respectively, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of June 30, 2017, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of June 30, 2017. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of June 30, 2017. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the six months ended June 30, 2017, there were no adjustments to the conversion price. The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of June 30, 2017, the Company has recorded $53,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at our option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require derivative liability accounting. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted conversion price of the convertible preferred stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the convertible preferred stock.

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. As of June 30, 2017, 733,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of June 30, 2017, options to purchase a total of 4,800 shares of common stock were outstanding under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of June 30, 2017, options to purchase a total of 1,203,000 shares of common stock and 184,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the six months ended June 30, 2017, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2016	1,222	$1.99	1,198	$1.99
Granted	—	—
Exercised	—	—
Expired	(6)	1.93
Forfeited	(8)	2.39
Options outstanding, June 30, 2017	1,208	$1.99	1,208	$1.99

Stock-based compensation expense related to stock options is allocated as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$—	$90	$18	$184

There is no remaining unrecognized stock-based compensation expense for options as of June 30, 2017.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2017, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2016	363	$1.08
Granted	—	—
Vested	(9)	1.47
Forfeited	—	—
Unvested restricted shares outstanding, June 30, 2017	354	$1.07

The number of shares of restricted stock awards vested during the six months ended June 30, 2017 includes 3,271 shares withheld and repurchased by the Company on behalf of employees to satisfy $1,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of June 30, 2017.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$2	$2	$4	$4
Research and development	1	1	2	2
General and administrative	12	24	24	141
	$15	$27	$30	$147

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2017 was $203,000. Of this amount, $48,000 relates to time-based awards with a remaining weighted average period of 0.80 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals and will expire 10 years from the grant date.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2017, is presented below (shares in thousands):

	RSUs	Weighted Average Grant Price
Unvested RSUs outstanding, December 31, 2016	3,196	$0.62
Granted	—	—
Vested	(724)	0.41
Forfeited	(85)	0.61
Unvested RSUs outstanding, June 30, 2017	2,387	$0.68

As of June 30, 2017, 988,000 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of June 30, 2017, there were approximately 1,715,000 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. As of June 30, 2017, there were approximately 672,000 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$8	$9	$19	$17
Research and development	14	10	29	19
Sales and marketing	—	(3)	4	1
General and administrative	80	84	180	161
	$102	$100	$232	$198

The remaining unrecognized stock-based compensation expense for RSUs as of June 30, 2017 was $1,242,000. Of this amount $260,000 relates to time-based RSUs with a remaining weighted average period of 0.84 years. The remaining $982,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon the Company achieving defined revenue targets and other financial goals over fiscal years 2017 and 2018.

There was no tax benefit recognized for stock-based compensation for the three and six months ended June 30, 2017 or 2016. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2017 and 2016, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, restricted stock units, and unvested restricted stock awards, to the extent they are dilutive. For the three and six months ended June 30, 2017 and 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(590)	$(605)	$(1,258)	$(1,316)
Less: preferred stock dividends	3	3	6	6
Net loss attributable to common stockholders	$(593)	$(608)	$(1,264)	$(1,322)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	37,168	35,879	37,168	35,861
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

The weighted-average number of shares includes 988,000 shares and 387,000 shares of vested RSUs as discussed in Note 8.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2017	2016
Unvested restricted stock units	2,387	3,208
Unvested restricted stock awards	354	363
Outstanding stock options	1,208	1,233
Shares of common stock issuable upon conversion of preferred stock, Series A-2	79	79

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three and six months ended June 30, 2017 were $74,000 and $147,000, respectively. Rent expense for the three and six months ended June 30, 2016 were $72,000 and $146,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of June 30, 2017, are as follows (in thousands):

Year Ending December 31,
Remaining 2017	$151
2018	308
2019	88
2020	23
$570

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

Letters of Credit

As of June 30, 2017, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank, N.A., for $18,000 to serve as our security deposit for our lease of office space in Colorado. See Note 4.

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended June 30, 2017, two major customers represented 23% and 15%, respectively of our revenue. For the six months ended June 30, 2017, the same major customers represented 22% and 16%, respectively of our revenue and represented 51% and 21%, respectively, of our accounts receivable balance at June 30, 2017. For the three months ended June 30, 2016, the same two major customers represented 17% and 12%, respectively, of our revenue. For the six months ended June 30, 2016, the same major customers represented 15% and 11%, respectively of our revenue.

In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. This customer has paid us in full for all amounts that were due as of their bankruptcy filing date. Since the bankruptcy filing date, we have continued to perform services for this customer, and we have received payments in accordance with payment terms and expect to continue to do so. It has not yet been determined whether the bankruptcy estate will assume or reject our contract with this customer. A rejection of our contract with this customer by the bankruptcy estate could have a material adverse effect on our business, financial condition and results of operations, as any reduction in the use of our services or the business failure by one of our major customers or wholesale channel partners could have such a result.

Note 12 - Geographical Data
For the six months ended June 30, 2017 and 2016, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic	$2,734	$3,719	$5,587	$7,813
Foreign	1,122	1,369	2,349	2,793
Total Revenue	$3,856	$5,088	$7,936	$10,606
Long-lived assets were 100% located in domestic markets as of June 30, 2017 and December 31, 2016.
Note 13 - Related Party Transactions

As of June 30, 2017, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27.3% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 6 for a description of the terms of the SRS Note. As of July 31, 2017, there were no remaining obligations related to the SRS Note, see further discussion of the Debt Recapitalization in Note 6. Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,825,157 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.383 per share). The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors.

As of June 30, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. Main Street was the Company’s senior debt lender (see Note 6). On July 31, 2017, the Company redeemed the 7,711,517 shares of common stock from Main Street, see further discussion of the Debt Recapitalization in Note 6.

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

Note 14 - Subsequent Events

On July 31, 2017, the Company completed the Debt Recapitalization, see further discussion in Note 6. The Company believes the Debt Recapitalization will result in a gain on debt extinguishment and net taxable income for calendar year 2017. We believe that the Company has available net operating loss (“NOL”) carryforwards to offset our projected taxable income for 2017. The Company expects to complete its analysis of the accounting and income tax ramifications related to the Debt Recapitalization in preparation for filing our Quarterly Report on 10-Q for the three months ended September 30, 2017. The Company has experienced ownership changes within the meaning of Internal Revenue Code Section 382 in previous years that impose limitations on the Company’s NOL carryforwards. It is possible that the Debt Recapitalization will result in another such ownership change, further limiting the Company’s NOLs. The Company will perform an updated Section 382 analysis following the Debt Recapitalization to determine whether additional limitations must be imposed. The Company’s most recently identified ownership change under Section 382 occurred in tax year 2013.

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

We experienced significant declines in revenue during 2015 and 2016 that have continued into the first half of 2017. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. On July 31, 2017, the Company completed a recapitalization of its existing debt obligations as further described in Note 6 to the accompanying condensed consolidated financial statements (the “Debt Recapitalization”). The Company eliminated $9,362,000 of debt and accrued interest obligations in the Debt Recapitalization and lowered outstanding shares of common stock by 385,517. The Company anticipates continued declines in our revenue and reduced cash flow from operations that will require additional capital to fund investments in product development, sales and marketing expenses and capital expenditures to reverse our revenue trends. Therefore, the Company plans to raise capital in one or more offerings. There can be no assurance we will succeed in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three and Six Months Ended June 30, 2017 (the “2017 Quarter”, the “2017 Period”, respectively) compared to Three and Six Months Ended June 30, 2016 (the “2016 Quarter”, the “2016 Period”, respectively)

Revenue. Total revenue decreased $1,232,000 to $3,856,000 (or 24%) in the 2017 Quarter from $5,088,000 in the 2016 Quarter. Total revenue decreased $2,670,000 to $7,936,000 (or 25%) in the 2017 Period from $10,606,000 in the 2016 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Video collaboration services	$2,342	$2,921	$4,791	$5,909
Network services	1,440	2,017	2,963	4,364
Professional and other services	74	150	182	333
Total revenue	$3,856	$5,088	$7,936	$10,606

Revenue for video collaboration services decreased $579,000 (or 20%) to $2,342,000 in the 2017 Quarter from $2,921,000 in the 2016 Quarter and decreased $1,118,000 (or 19%) to $4,791,000 in the 2017 Period from $5,909,000 in the 2016 Period. The decreases in video collaboration services revenue are mainly attributable as follows:

(i) approximately 47% and 43% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to reductions in price or level of services for existing customers;

(ii) approximately 37% and 32% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to lower customer demand for our services related to video meeting suites as a result of increased usage of desktop and mobile video products and technologies;

(iii) approximately 14% and 21% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to loss of customers to competition.

Revenue for network services decreased $577,000 (or 29%) to $1,440,000 in the 2017 Quarter from $2,017,000 in the 2016 Quarter and decreased $1,401,000 (or 32%) to $2,963,000 in the 2017 Period from $4,364,000 in the 2016 Period. The decreases are mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that exists in the network services business.

Revenue for professional and other services decreased $76,000 (or 51%) to $74,000 in the 2017 Quarter from $150,000 in the 2016 Quarter and decreased $151,000 (or 45%) to $182,000 in the 2017 Period from $333,000 in the 2016 Period. The decreases are mainly attributable to lower professional support services.

We expect that the year-over-year total revenue trend for the 2016 Period to the 2017 Period will continue for the remainder of 2017 given the dynamic and competitive environment for video collaboration and network services, and due to the limited resources available to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our next-generation video collaboration solutions. However, we believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see the 2016 10-K for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes billed to customers.

Cost of revenue decreased to $2,261,000 in the 2017 Quarter from $3,120,000 in the 2016 Quarter. This $859,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $1,232,000 decrease in revenue during the same period. Cost of revenue decreased to $4,709,000 in the 2017 Period from $6,579,000 in the 2016 Period. This $1,870,000 decrease is cost of revenue is mainly attributable to lower costs associated with the $2,670,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2017 Quarter and 2017 Period: personnel costs, network costs, taxes, and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 59% and 61% for the 2017 Quarter and 2016 Quarter, respectively, and 59% and 62% for the 2017 Period and 2016 Period, respectively. The improvement in cost of revenue as a percentage of revenue is mainly attributable to lower taxes and fixed network costs.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses of $292,000 in the 2017 Quarter and $579,000 in the 2017 Period were stable as compared to $302,000 in the 2016 Quarter and $589,000 in the 2017 Period.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $160,000 in the 2017 Quarter from $225,000 in the 2016 Quarter. Sales and marketing expenses decreased to $300,000 in the 2017 Period from $505,000 in the 2016 Period. This decrease is primarily attributable to lower headcount and corresponding personnel costs of $170,000 and $390,000, offset by an increase in third party consulting costs of $105,000 and $184,000, respectively, between the 2017 and 2016 Quarters and the 2017 and 2016 Periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased by $247,000 to $857,000 in the 2017 Quarter from $1,104,000 in the 2016 Quarter. This decrease is primarily attributable a decrease of $115,000 in legal costs, including $62,000 of legal expenses related to the UTC Litigation, (see the 2016 10-K for further discussion of this litigation which was settled on September 30, 2016), a decrease in administrative and overhead costs of $108,000 and decrease in personnel costs of $24,000. General and administrative costs decreased by $471,000 to $1,873,000 in the 2017 Period from $2,344,000 in the 2016 Period. This decrease is mainly attributable to lower personnel costs of $166,000, lower legal costs of $164,000 including $125,000 of legal expenses related to the UTC Litigation, and a decrease of $140,000 in administrative and overhead expenses. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Impairment Charges. Impairment charges in the 2017 Quarter and 2017 Period were $5,000 as compared to $25,000 in the 2016 Quarter and 2016 Period. The impairment losses for the 2017 Quarter and 2017 Period are attributable to computer and network equipment no longer in service. The impairment losses for the 2016 Quarter and 2016 Period are primarily attributable to capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $460,000 in the 2017 Quarter from $508,000 in the 2016 Quarter and decreased to $919,000 in the 2017 Period from $1,054,000 in the 2016 Period. These decreases are mainly attributable to lower depreciation expense due to an increase in assets that became fully depreciated in 2017.

Loss from Operations. The Company recorded a loss from operations of $179,000 in the 2017 Quarter as compared to a loss from operations of $196,000 in the 2016 Quarter. The Company recorded a loss from operations of $449,000 in the 2017 Period as compared to $490,000 in the 2016 Period. The decrease in our loss from operations from the 2016 Quarter to the 2017 Quarter and the 2016 Period to the 2017 Period is primarily attributable to lower operating expenses, partially offset by a decrease in revenue, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net loss before depreciation, amortization, taxes, severance, stock-based expense, impairment charges and interest and other expense, net. Adjusted EBITDA is not intended to replace operating loss, net loss, cash flow or other measures of financial performance reported in accordance with U.S. GAAP. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and was used in the calculation of financial covenants in the Main Street Loan Agreement and was used in determining if principal payments were required on the SRS Note. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of net loss to Adjusted EBITDA is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(590)	$(605)	$(1,258)	$(1,316)
Depreciation and amortization	460	508	919	1,054
Interest and other expense, net	384	375	755	755
Income tax expense	27	34	54	71
EBITDA	281	312	470	564
Stock-based compensation	116	216	280	528
Severance	16	40	30	97
Impairment charges	5	25	5	25
Adjusted EBITDA	$418	$593	$785	$1,214

Liquidity and Capital Resources

As of June 30, 2017, we had $1,097,000 of cash and a working capital deficit of $8,667,000. Our cash balance as of June 30, 2017 includes restricted cash of $18,000 (as discussed in Note 4). For the six months ended June 30, 2017, we incurred a net loss of $1,258,000 and generated net cash provided by operating activities of $29,000. We generated cash flow from operations even though we incurred a net loss as our net loss includes non-cash operating expenses that are added back to our cash flow from operations (as shown on the condensed consolidated statements of cash flows). A substantial portion of our cash flow from operations has been dedicated to the payment of interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the six months ended June 30, 2017 and 2016, our cash flow from operations was reduced by $542,000 and $563,000, respectively, for interest payments on our former indebtedness with Main Street and SRS.

As a result of the Debt Recapitalization (described in Note 6 to the accompanying condensed consolidated financial statements), the Company eliminated $9,362,000 of debt and accrued interest obligations and improved its working capital position as of July 31, 2017. After completion of the Debt Recapitalization, the Company’s cash position was approximately $1,270,000 as of July 31, 2017. The Company anticipates continued declines in our revenue and reduced cash flow from operations that will require additional capital to fund investments in product development, sales and marketing expenses and capital expenditures to reverse its revenue trends. Therefore, the Company plans to raise capital in one or more offerings. There can be no assurance we will succeed in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto included in our 2016 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 31, 2017. There have been no material changes to these risks during the six months ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K. The Company has not made any purchases of its own securities during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

The Main Street Loan Agreement contained certain financial covenants that were measured on a quarterly basis. The Company breached its debt to Adjusted EBITDA ratio covenant as of the end of the second, third and fourth quarters of 2016, and the first and second quarters of 2017 and breached the fixed charge coverage ratio covenant as of March 31, 2017 and June 30, 2017, each of which constituted an event of default under the Main Street Loan Agreement. On July 31, 2017, the Company completed the Debt Recapitalization as described in Note 2 of the accompanying condensed consolidated financial statements. Therefore, as of July 31, 2017, there were no remaining obligations related to the Main Street Term Loan.

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

GLOWPOINT, INC.

7/31/2017	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

7/31/2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)