Form 10-Q
period 2017-09-30
GLOWPOINT, INC.
filed 2017-11-14
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 14, 2017 was 36,130,195.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Glowpoint, Inc. (“Glowpoint,” “we,” “us,” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” as well as our consolidated financial statements and the footnotes thereto, for the fiscal year ended December 31, 2016 as filed with the SEC with our Annual Report on Form 10-K filed on March 31, 2017. Glowpoint undertakes no obligation to revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; the status of our largest customer; our anticipated capital expenditures; our ability to service debt obligations and fund operations; our ability to renegotiate existing financial covenants under our senior loan agreement; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; and adequacy of our internal controls.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,439	$1,140
Accounts receivable, net	1,367	1,635
Prepaid expenses and other current assets	767	978
Total current assets	3,573	3,753
Property and equipment, net	1,339	2,203
Goodwill	7,750	9,225
Intangibles, net	658	1,309
Other assets	10	10
Total assets	$13,330	$16,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,298	$10,660
Accounts payable	202	75
Accrued expenses and other liabilities	846	1,165
Accrued dividends	56	47
Liability for common stock warrants	165	—
Accrued sales taxes and regulatory fees	310	395
Total current liabilities	2,877	12,342
Long term liabilities:
Deferred tax liability	—	230
Long term debt, net of current portion	490	—
Total long term liabilities	490	230
Total liabilities	3,367	12,572
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at September 30, 2017 and December 31, 2016	100	100
Common stock, $.0001 par value; 150,000,000 shares authorized; 36,782,000 issued and 36,130,000 outstanding at September 30, 2017 and 36,659,000 issued and 36,455,000 outstanding at December 31, 2016	4	4
Treasury stock, 652,000 and 204,000 shares at September 30, 2017 and December 31, 2016, respectively	(353)	(219)
Additional paid-in capital	180,656	180,333
Accumulated deficit	(170,444)	(176,290)
Total stockholders’ equity	9,963	3,928
Total liabilities and stockholders’ equity	$13,330	$16,500

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$3,481	$4,344	$11,417	$14,950
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	1,988	2,609	6,697	9,187
Research and development	296	229	875	817
Sales and marketing	69	70	369	576
General and administrative	970	1,664	2,843	4,009
Impairment charges	1,707	605	1,712	630
Depreciation and amortization	451	455	1,370	1,509
Total operating expenses	5,481	5,632	13,866	16,728
Loss from operations	(2,000)	(1,288)	(2,449)	(1,778)
Interest expense and other, net	(197)	(362)	(916)	(1,081)
Gain on extinguishment of debt	9,045	—	9,045	—
Amortization of debt discount	(28)	(18)	(64)	(54)
Interest and other income (expense), net	8,820	(380)	8,065	(1,135)
Income (loss) before income taxes	6,820	(1,668)	5,616	(2,913)
Income tax benefit (expense)	284	(37)	230	(108)
Net income (loss)	7,104	(1,705)	5,846	(3,021)
Preferred stock dividends	3	3	9	9
Net income (loss) attributable to common stockholders	$7,101	$(1,708)	$5,837	$(3,030)

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$0.19	$(0.05)	$0.16	$(0.09)
Diluted net income (loss) per share	$0.19	$(0.05)	$0.15	$(0.09)

Weighted-average number of shares of common stock:
Basic	36,897	35,492	37,078	35,480
Diluted	37,897	35,492	38,078	35,480

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017
(In thousands, except shares of A-2 Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2016	32	$100	36,659	$4	204	$(219)	$180,333	$(176,290)	$3,928
Net income	—	—	—	—	—	—	—	5,846	5,846
Stock-based compensation	—	—	—	—	—	—	377	—	377
Issuance of stock on vested restricted stock units	—	—	123	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(9)	—	(9)
Issuance of shares from treasury					(7,307)	2,191	(45)		2,146
Purchase of treasury stock	—	—	—	—	7,755	(2,325)	—	—	(2,325)
Balance at September 30, 2017	32	$100	36,782	$4	652	$(353)	$180,656	$(170,444)	$9,963

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,846	$(3,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,370	1,509
Bad debt expense (recovery)	(8)	6
Amortization of debt discount	64	54
Non-cash interest expense	213	—
Stock-based compensation expense	377	748
Gain on debt extinguishment	(9,045)	—
Accrued non-cash stock-based expense	—	168
Impairment charges	1,712	630
Deferred tax provision (benefit)	(230)	111
Changes in assets and liabilities:
Accounts receivable	276	953
Prepaid expenses and other current assets	211	(342)
Other assets	—	1
Accounts payable	126	(271)
Accrued expenses and other liabilities	246	(281)
Accrued sales taxes and regulatory fees	(85)	—
Net cash provided by operating activities	1,073	265
Cash flows from investing activities:
Purchases of property and equipment	(93)	(273)
Net cash used in investing activities	(93)	(273)
Cash flows from financing activities:
Principal payments under borrowing arrangements	(341)	(400)
Proceeds from new loan agreements, net of expenses of $170	2,030	—
Payment of equity issuance costs	(45)	—
Purchase of treasury stock	(2,325)	(13)
Net cash used in financing activities	(681)	(413)
Increase (decrease) in cash and cash equivalents	299	(421)
Cash at beginning of period	1,140	1,764
Cash at end of period	$1,439	$1,343

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$777	$841

Non-cash investing and financing activities:
Accrued preferred stock dividends	$9	$9
Retired debt and accrued interest obligations in exchange for treasury stock	$2,191	$—
Recognition of prepaid equity issuance costs as additional paid-in capital	$—	$18

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Glowpoint, Inc. (“Glowpoint,” “we,” “us,” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 10-K, and there have been no changes to the Company's significant accounting policies during the nine months ended September 30, 2017.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the three and nine months ended September 30, 2017, we included taxes of $129,000 and $422,000, respectively in revenue, and we included taxes of $116,000 and $428,000, respectively, in cost of revenue. For the three and nine months ended September 30, 2016, we included taxes of $190,000 and $660,000, respectively, in revenue, and we included taxes of $203,000 and $895,000, respectively, in cost of revenue.

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

In August 2016, the FASB issued ASU 2016-09, “Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments” (Subtopic 230). This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. Management does not expect the adoption of ASU 2016-09 to have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (Subtopic 350). This guidance simplifies the accounting for goodwill impairment by removal of Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For public companies, the standard will be effective for calendar year-end December 15, 2020. Earlier adoption is permitted for any impairment test performed after January 1, 2017. Management adopted this standard on a prospective basis beginning July 1, 2017.

Note 2 - Liquidity and Going Concern

As of September 30, 2017, we had $1,439,000 of cash and working capital of $696,000. Our cash balance as of September 30, 2017 includes restricted cash of $18,000 (as discussed in Note 6). For the nine months ended September 30, 2017, we generated net income of $5,846,000 and net cash from operating activities of $1,073,000. A substantial portion of our cash flow from operations has been dedicated to the payment of interest on our former indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the nine months ended September 30,

2017 and 2016, our cash flow from operations was reduced by $777,000 and $841,000, respectively, for interest payments on our indebtedness.

On July 31, 2017, the Company completed a recapitalization of its debt obligations as described further in Note 8 (the “Debt Recapitalization”). As a result of the Debt Recapitalization, the Company reduced debt and accrued interest obligations by $9,362,000. Although the Debt Recapitalization significantly improved the Company’s financial position, the Company will be required to meet significant debt service obligations during the next twelve months. During the fourth quarter of 2017, the Company made a principal payment of $200,000 to Western Alliance Bank and is required to make total principal and interest payments of $152,000 to Super G Capital. During 2018, the Company is required to make total principal payments of $400,000 to Western Alliance Bank and total principal and interest payments of $823,000 to Super G Capital.

On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of Series B convertible preferred stock for total gross proceeds of $2,800,000 (see further discussion in Note 17). The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2,325,000 (the “Series B Offering”).

As further described in Item 2, Results of Operations, the Company anticipates continued declines in its revenue, which is expected to result in reduced cash flow from operations. The Company currently expects to use some or all of the net proceeds of the Series B Offering to fund investments in product development, sales and marketing expenses and capital expenditures to develop new service offerings to reverse the Company’s revenue trends. Given the Company’s plans to increase operating expenses and capital expenditures following the closing of the Series B Offering, the Company will seek to amend certain financial covenants for fiscal years 2018 and 2019 in the Western Alliance Bank Loan Agreement. Although we expect to agree on amended covenants with Western Alliance Bank, there can be no assurance that we will successful in doing so. There can be no assurance that we will be successful in developing new service offerings and reversing our revenue trends. There can be no assurance that our existing cash resources and the net proceeds of the Series B Offering will be adequate to fund our operations, projected capital expenditures and debt service obligations. Therefore, the Company may raise capital in one or more offerings in the future. The holders of the Series B convertible preferred stock have the right to approve certain financings. There can be no assurance the holders of the Series B convertible preferred stock will approve such financings, that we will succeed in raising necessary capital, or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in Property and Equipment on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and nine months ended September 30, 2017, we capitalized $32,000 and $90,000, respectively, of internal-use software costs and we amortized $160,000 and $480,000, respectively, of these costs. For the three and nine months ended September 30, 2016, we capitalized $89,000 and $248,000, respectively, and we amortized $145,000 and $475,000, respectively, of these costs. During the three and nine months ended September 30, 2017, we recorded impairment losses of $232,000 related to capitalized software. During the three and nine months ended September 30, 2016, we recorded $0 and $25,000, respectively, of impairment losses related to capitalized software no longer in service.

Note 4 - Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test goodwill for impairment on an annual basis on September 30 each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates as a single reporting unit. The Company used market-based approaches to determine the fair value of the reporting unit. These approaches used quoted market prices in active markets and revenue multiples for comparable companies. The carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $1,475,000 in the three and nine months ended September 30, 2017. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 5 - Intangible Assets

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.   Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed its annual evaluation of intangible assets as of September 30, 2017 and determined that the fair value of the long-lived assets exceeds the carrying value, therefore no impairment charges were required for the three and nine months ended September 30, 2017.

Note 6 - Restricted Cash

As of September 30, 2017 and December 31, 2016, our cash balance included restricted cash of $18,000. The $18,000 letter of credit that serves as the security deposit for our lease of office space in Colorado (as discussed in Note 13) is secured by an equal amount of cash pledged as collateral and such cash is held in a restricted bank account.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued interest	$19	$658
Accrued compensation	285	133
Deferred rent expense	52	—
Other accrued expenses	490	374
Accrued expenses and other liabilities	$846	$1,165

Note 8 - Debt

Debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Main Street Term Loan	$—	$9,000
SRS Note	—	1,785
Western Alliance Bank A/R Revolver	1,000	—
Super G Loan	1,096	—
Unamortized debt discounts	(308)	(125)
Net carrying value	1,788	10,660
Less: current maturities	(1,298)	(10,660)
Long-term obligations, net of debt discount	$490	$—

On July 31, 2017, the Company completed a recapitalization of its debt obligations as summarized in the table below and as described further below (the “Debt Recapitalization”). Therefore, as of July 31, 2017, there were no remaining obligations related to the Main Street Term Loan or SRS Note. The Company reduced debt and accrued interest obligations by $9,362,000 as of July 31, 2017 in the Debt Recapitalization and lowered outstanding shares of common stock by 404,587, as summarized in the following two tables.

	Former Debt Obligations as of July 31, 2017 *	Debt Obligations Extinguished on July 31, 2017 *	New Outstanding Debt Obligations as of July 31, 2017**
Main Street Term Loan: principal	$9,000,000	$(9,000,000)	—
SRS Note: principal	1,784,692	(1,784,692)	—
SRS Note: accrued interest	777,568	(777,568)	—
Western Alliance Bank: principal			$1,100,000
Super G Capital: principal			1,100,000
Total	$11,562,260	$(11,562,260)	$2,200,000
* The amounts presented herein represent the gross outstanding principal amounts and exclude approximately $89,000 of unamortized debt discounts.
** The amounts presented herein represent the gross outstanding principal amounts and exclude approximately $335,000 of unamortized debt discounts.

Outstanding Shares of Common Stock on July 31, 2017 prior to the Debt Recapitalization	36,534,840
Shares of common stock purchased in connection with the Main Street Payoff	(7,711,517)
Shares of common stock issued in connection with the SRS Note Exchange	7,306,930
Outstanding Shares of Common Stock on July 31, 2017 after the Debt Recapitalization	36,130,253

The Company recorded a gain on debt extinguishment of approximately $9,045,000 (which was net of the write off of approximately $89,000 of unamortized debt discounts) during the three and nine months ended September 30, 2017 for the Debt Recapitalization. The Company recorded the net 404,587 shares purchased to treasury stock in the amount of $121,376, equal to the stock price of $0.30 per share as of July 31, 2017.

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

•
On July 31, 2017, the Company and Main Street entered into (i) a payoff letter (the “Main Street Payoff Letter”) that terminated the $9,000,000 Main Street Term Loan and (ii) a Redemption Agreement (“the Main Street Redemption Agreement”) whereby the Company purchased 7,711,517 shares of the Company’s common stock held by Main Street, in exchange for total cash payments from the Company of $2,550,000 (together the “Main Street Payoff”). On July 31, 2017, the Company funded the Main Street Payoff using $350,000 of the Company’s existing cash plus cash proceeds of $2,200,000 borrowed under loan agreements with Western Alliance Bank and Super G (each defined below).

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

•
On July 31, 2017, the Company and SRS entered into a Note Exchange Agreement (the “SRS Note Exchange Agreement’) to extinguish the $2,562,000 of obligations on the SRS Note (including accrued interest for July 2017 of $32,000) in exchange for 7,306,930 shares of the Company’s common stock (the “SRS Note Exchange”). Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,806,087 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.387 per share). The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors.

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provides the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver is limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base includes 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $600,000 at closing, and which steps down to $400,000 on October 1, 2017, to $200,000 on January 1, 2018, and to $0 on April 1, 2018) (“the Non-Formula Amount”). On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount, the proceeds of which were used to fund the Main Street Payoff. During the three months ended September 30, 2017, the Company made a payment of $100,000 on the A/R Revolver. As of September 30, 2017, the total borrowings on the A/R Revolver were $1,000,000 and we had additional availability of $49,000. All loans under the A/R Revolver mature on July 31, 2019 (unless such loans are not supported by the borrowing base, in which case any loans exceeding the borrowing base must be immediately repaid). Given the step-down of the Non-Formula Amount as described above, the Company made a principal payment of $200,000 on October 1, 2017 and will be required to make mandatory prepayments of the loans on January 1, 2018 and April 1, 2018 in amounts equal to $200,000.

The Western Alliance Bank Loan Agreement provides that all borrowings bear interest at the prime rate (4.25% as of September 30, 2017) plus 1.75% (or a total of 6.00% as of September 30, 2017) per year. The prime rate is subject to a floor of 4.00%. Interest payments on the outstanding borrowings are due monthly. The Company may receive new borrowings on the A/R Revolver if supported by the borrowing base and may prepay borrowings under the Western Alliance Bank Loan Agreement at any time without premium or penalty, subject to certain notice requirements. The obligations of the Company under the Western Alliance Bank Loan Agreement are secured by substantially all of the assets of the Company and its subsidiary, including accounts receivable, intellectual property, equipment and other personal property. The Western Alliance Bank Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Western Alliance Bank Loan Agreement also requires that we comply with certain financial covenants, including maintaining a specified asset coverage ratio, minimum levels of adjusted EBITDA, maximum levels of capital expenditures, minimum revenues vs. plan, and minimum amounts of unrestricted cash held with Western Alliance Bank (equal to $200,000 plus the amount outstanding on the Non-Formula Amount). As of September 30, 2017, the Company was in compliance with all required covenants.

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

Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G Capital, LLC (“Super G”), as lender (the “Super G Loan Agreement”) and received a term loan from Super G in an amount equal to $1,100,000, the proceeds of which were used to fund the Main Street Payoff (the “Super G Loan”).

Borrowings under the Super G Loan Agreement are to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and approximately $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. During the three months ended September 30, 2017, the Company made total principal and interest payments of $4,000 and $46,000, respectively, on the Super G Loan. The remaining principal balance as of September 30, 2017 is $1,096,000. Interest expense for the three months ended September 30, 2017 was $60,000. Interest payments for the fourth quarter of 2017, fiscal years 2018, and 2019 on the Super G Loan are expected to total $88,000, $246,000 and $46,000, respectively.

The obligations of the Company under the Super G Loan Agreement are secured by a second lien on substantially all of the assets of the Company and its subsidiary, including accounts receivable, intellectual property, equipment and other personal property. The security interest granted and loans made under the Super G Loan Agreement are subordinated to the security interest and loans made under the Western Alliance Bank Loan Agreement pursuant to a subordination and intercreditor agreement. The Super G Loan Agreement contains certain restrictions and covenants similar to the Western Alliance Bank Loan Agreement, and requires the

Company to comply with certain financial covenants, including maintaining unrestricted cash with Western Alliance and maintaining minimum levels of adjusted EBITDA. As of September 30, 2017, the Company was in compliance with all required covenants.

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

On July 31, 2017, the Company also issued a warrant that entitles Super G to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Super G Warrant”). The Super G Warrant has a three year term and if the profit on such warrants is not equal to at least $165,000 over the term of the warrants, at the end of the three year term, the Company must pay an exit fee equal to the difference between $165,000 and the amount of profit recognized. As of September 30, 2017, no warrants have been exercised. The $165,000 fair value of this warrant has been recorded as a derivative liability and as a discount to the carrying amount of the debt as of September 30, 2017. The warrant liability is revalued on each balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During the three and nine months ended September 30, 2017, there was no change to the fair value of the warrant liability. The Company estimates the fair value of this liability using an option pricing model that is based on the individual characteristics of the warrant on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary input affecting the value of the warrant liability is the Company’s stock price. Generally, increases (decreases) in the fair value of the underlying stock would result in a corresponding increase (decrease) in the fair value of the warrant liability.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was $335,000, comprised of $170,000 of debt issuance costs and $165,000 related to the warrants issued. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt. During the three and nine months ended September 30, 2017, the Company amortized $28,000 of the debt discount to interest expense. The unamortized debt discount as of September 30, 2017 is $308,000.

During the three and nine months ended September 30, 2017 total amortization of the debt discounts related to the Main Street Term Loan and SRS Note were $0 and $36,000, respectively, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations.

Future minimum principal payments on debt as of September 30, 2017, are as follows (in thousands):

Year Ending December 31,	Western Alliance Bank	Super G	Total
Remaining 2017	$200	$64	$264
2018	400	570	970
Seven months ended July 31, 2019	400	462	862
	$1,000	$1,096	$2,096

Note 9 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of September 30, 2017, there were: 100 shares of Series B-1 Preferred Stock authorized, and no shares issued or outstanding; 7,500 shares of Series A-2 Preferred Stock authorized and 32 shares issued and outstanding; and 4,000 shares of Series D Preferred Stock authorized and no shares issued or outstanding. In connection with the Series B Offering, 2,800 shares of Series B convertible preferred stock were authorized and issued as of October 24, 2017.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into Common Stock at a conversion price per share of $2.9835 as of September 30, 2017. Therefore, each share of Series A-2 Preferred Stock is convertible into 2,514 shares of Common Stock as of September 30, 2017. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the nine months ended September 30, 2017, there were no adjustments to the conversion price. The Series B Offering completed in October 2017 resulted in an adjustment to the Series A-2 Preferred Stock conversion price to $2.40 per share.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, commencing on January 1, 2013, is entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2017, the Company has recorded $56,000 in accrued dividends on the accompanying condensed consolidated balance sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at our option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

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

Note 10 - Income Taxes

During the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $284,000 and $230,000, respectively. This income tax benefit resulted from the elimination of the deferred tax liability as of September 30, 2017, which was attributable to temporary differences on goodwill. The Company has available net operating loss (“NOL”) carryforwards to offset our taxable income for both the nine months ended September 30, 2017 and projected for calendar year 2017. The Company has experienced ownership changes within the meaning of Internal Revenue Code Section 382 in previous years that impose limitations on the Company’s NOL carryforwards. The Company performed an updated Section 382 analysis following the Debt Recapitalization and Series B Offering and determined no additional limitations will be imposed.

Note 11 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. As of September 30, 2017, 733,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of September 30, 2017, options to purchase a total of 3,000 shares of common stock were outstanding under the 2000 Plan. No shares are available for issuance under the 2000 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of September 30,

2017, options to purchase a total of 1,203,000 shares of common stock and 184,000 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

A summary of stock options granted, exercised, expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the nine months ended September 30, 2017, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2016	1,222	$1.99	1,198	$1.99
Granted	—	—
Exercised	—	—
Expired	(10)	2.37
Forfeited	(6)	1.93
Options outstanding, September 30, 2017	1,206	$1.99	1,206	$1.99

Stock-based compensation expense related to stock options is allocated as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$—	$89	$18	$272

There is no remaining unrecognized stock-based compensation expense for stock options as of September 30, 2017.

Restricted Stock Awards

A summary of restricted stock awards granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2017, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted shares outstanding, December 31, 2016	363	$1.08
Granted	—	—
Vested	(9)	1.47
Forfeited	—	—
Unvested restricted shares outstanding, September 30, 2017	354	$1.07

The number of shares of restricted stock awards vested during the nine months ended September 30, 2017 includes 3,271 shares withheld and repurchased by the Company on behalf of employees to satisfy $1,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of September 30, 2017.

Stock-based compensation expense related to restricted stock awards is allocated as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$2	$2	$5	$5
Research and development	1	1	4	4
General and administrative	12	24	36	165
	$15	$27	$45	$174

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2017 was $188,000. Of this amount, $33,000 relates to time-based awards with a remaining weighted average period of 0.55 years. The remaining $155,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon it becoming probable that the Company achieves defined revenue targets and other financial goals and will expire 10 years from the grant date.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2017, is presented below (shares in thousands):

	RSUs	Weighted Average Grant Price
Unvested RSUs outstanding, December 31, 2016	3,196	$0.62
Granted	—	—
Vested	(724)	0.42
Forfeited	(85)	0.61
Unvested RSUs outstanding, September 30, 2017	2,387	$0.68

As of September 30, 2017, 988,000 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of September 30, 2017, there were approximately 1,715,000 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. As of September 30, 2017, there were approximately 672,000 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$10	$9	$29	$26
Research and development	14	10	43	29
Sales and marketing	2	3	6	4
General and administrative	55	82	236	243
	$81	$104	$314	$302

The remaining unrecognized stock-based compensation expense for RSUs as of September 30, 2017 was $1,161,000. Of this amount $217,000 relates to time-based RSUs with a remaining weighted average period of 0.58 years. The remaining $944,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon it becoming probable that the Company achieves defined revenue targets and other financial goals over fiscal years 2017 and 2018.

There was no tax benefit recognized for stock-based compensation for the three and nine months ended September 30, 2017 or 2016. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 12 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2017 and 2016, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Unvested restricted stock units are not included in calculations of basic net income (loss) per share, as they are not considered issued and outstanding at time of grant.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, restricted stock units, and unvested restricted stock awards, to the extent they are dilutive. For the three and nine months ended September 30, 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$7,104	$(1,705)	$5,846	$(3,021)
Less: preferred stock dividends	3	3	9	9
Net income (loss) attributable to common stockholders	$7,101	$(1,708)	$5,837	$(3,030)
Denominator:
Weighted-average shares outstanding - basic	36,897	35,492	37,078	35,480
Add effect of dilutive securities:
Unvested restricted stock units	672	—	672	—
Stock options outstanding	—	—	—	—
Unvested restricted stock	249	—	249	—
Shares of common stock issuable upon conversion of preferred stock	79	—	79	—
Weighted-average shares outstanding - diluted	37,897	35,492	38,078	35,480
Basic net income (loss) per share	$0.19	$(0.05)	$0.16	$(0.09)
Diluted net income (loss) per share	$0.19	$(0.05)	$0.15	$(0.09)

The weighted-average number of shares for the three and nine months ended September 30, 2017 includes 988,000 shares of vested RSUs as discussed in Note 11. The weighted-average number of shares for the three and nine months ended September 30, 2016 includes 387,000 shares of vested RSUs.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Unvested restricted stock units	1,715	3,208
Unvested restricted stock awards	105	363
Outstanding stock options	1,206	1,222
Shares of common stock issuable upon conversion of preferred stock, Series A-2	—	79
Warrants	550	—

Note 13 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three and nine months ended September 30, 2017 were $74,000 and $221,000, respectively. Rent expense for the three and nine months ended September 30, 2016 were $72,000 and $218,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2017, are as follows (in thousands):

Year Ending December 31,
Remaining 2017	$75
2018	308
2019	88
2020	23
$494

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

Letters of Credit

As of September 30, 2017, the Company had an outstanding irrevocable standby letter of credit with Wells Fargo Bank, N.A., for $18,000 to serve as our security deposit for our lease of office space in Colorado. See Note 6.

Note 14 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended September 30, 2017, two major customers represented 23% and 16%, respectively of our revenue. For the nine months ended September 30, 2017, these same customers represented 22% and 16%, respectively of our revenue and represented 57% and 13%, respectively, of our accounts receivable balance at September 30, 2017. For the three months ended September 30, 2016, the same two major customers represented 17% and 13%, respectively, of our revenue. For the nine months ended September 30, 2016, these same customers represented 16% and 12%, respectively of our revenue.

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

Note 15 - Geographical Data
For the three and nine months ended September 30, 2017 and 2016, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$2,408	$3,158	$8,059	$10,971
Foreign	1,073	1,186	3,358	3,979
Total Revenue	$3,481	$4,344	$11,417	$14,950
Long-lived assets were 100% located in domestic markets as of September 30, 2017 and December 31, 2016.
Note 16 - Related Party Transactions

As of June 30, 2017, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27.3% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 8 for a description of the terms of the SRS Note. As of July 31, 2017, there were no remaining obligations related to the SRS Note, see further discussion of the Debt Recapitalization in Note 8. Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,806,087 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.387 per share). The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors.

As of June 30, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. Main Street was the Company’s senior debt lender (see Note 8). On July 31, 2017, the Company purchased the 7,711,517 shares of common stock from Main Street, see further discussion of the Debt Recapitalization in Note 8.

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s Code of Business Conduct and Ethics.

Note 17 - Subsequent Events

On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of Series B convertible preferred stock for total gross proceeds of $2,800,000. The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2,325,000 (the “Series B Offering”). The shares of Series B convertible preferred stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share, subject to customary adjustments. The shares of Series B convertible preferred stock were offered and sold pursuant to a prospectus supplement dated October 23, 2017 and an accompanying base prospectus dated January 28, 2016 in the Company’s existing shelf registration statement on Form S-3 (333-209013) that was declared effective by the Securities and Exchange Commission on January 28, 2016. The Company has agreed to provide the Purchasers a right of participation for up to 100% of any future offering of its common stock or other securities or equity linked debt obligations for 24 months following the closing date. In addition, the Company has agreed, within 60 days after the closing date, to expand the size of the board to six members and to appoint a new independent director agreeable to the lead investor in the offering (the “Lead Investor”). Subject to limited exceptions, for as long as at least 333 shares of Series B convertible preferred stock remain outstanding and unconverted (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations and subdivisions or similar events occurring after the date of the Purchase Agreement with respect to the Series B convertible preferred stock), the Company may not issue any common stock or convertible securities (or modify any of the foregoing that may be outstanding) to any person, or incur any debt, without the express written consent of the Lead Investor in the Series B Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Glowpoint, Inc. (“Glowpoint,” “we,” “us,” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment.

We experienced significant declines in revenue during 2015 and 2016 that have continued into the nine months ended September 30, 2017. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry.

On July 31, 2017, the Company completed a recapitalization of its debt obligations as described further above in Note 8 (the “Debt Recapitalization”). As a result of the Debt Recapitalization, the Company reduced debt and accrued interest obligations by $9,362,000. Although the Debt Recapitalization significantly improved the Company’s financial position, the Company will be required to meet significant debt service obligations during the next twelve months.

On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of Series B convertible preferred stock for total gross proceeds of $2,800,000 (see further discussion in Note 17). The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2,325,000 (the “Series B Offering”).

See further discussion of the Company’s business, future plans and liquidity in Results of Operations and Liquidity and Capital Resources below.

Results of Operations

Three and Nine Months Ended September 30, 2017 (the “2017 Quarter,” the “2017 Period,” respectively) compared to Three and Nine Months Ended September 30, 2016 (the “2016 Quarter,” the “2016 Period,” respectively)

Revenue. Total revenue decreased $863,000 to $3,481,000 (or 20%) in the 2017 Quarter from $4,344,000 in the 2016 Quarter. Total revenue decreased $3,533,000 to $11,417,000 (or 24%) in the 2017 Period from $14,950,000 in the 2016 Period. The following table summarizes the changes in the components of our revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Video collaboration services	$2,085	$2,494	$6,876	$8,403
Network services	1,325	1,805	4,288	6,168
Professional and other services	71	45	253	379
Total revenue	$3,481	$4,344	$11,417	$14,950

Revenue for video collaboration services decreased $409,000 (or 16%) to $2,085,000 in the 2017 Quarter from $2,494,000 in the 2016 Quarter and decreased $1,527,000 (or 18%) to $6,876,000 in the 2017 Period from $8,403,000 in the 2016 Period. The decreases in video collaboration services revenue are mainly attributable as follows:

(i) approximately 33% and 40% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to lower revenue for existing customers (either from reductions in price or level of services);

(ii) approximately 48% and 37% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to lower customer demand for our services related to video meeting suites as a result of increased usage of desktop and mobile video products and technologies; and

(iii) approximately 19% and 21% of the decreases between the 2017 Quarter and the 2016 Quarter and the 2017 Period and the 2016 Period, respectively, are due to loss of customers to competition between 2016 and 2017.

Revenue for network services decreased $480,000 (or 27%) to $1,325,000 in the 2017 Quarter from $1,805,000 in the 2016 Quarter and decreased $1,880,000 (or 30%) to $4,288,000 in the 2017 Period from $6,168,000 in the 2016 Period. The decreases are mainly attributable to net attrition of customers and lower demand for these services given the competitive environment and pressure on pricing that exists in the network services business.

Revenue for professional and other services increased $26,000 (or 58%) to $71,000 in the 2017 Quarter from $45,000 in the 2016 Quarter and decreased $126,000 (or 33%) to $253,000 in the 2017 Period from $379,000 in the 2016 Period. The decreases are mainly attributable to lower professional support services.

We expect that the year-over-year total revenue trend for the 2016 Period to the 2017 Period will continue for the remainder of 2017 and into 2018 given the dynamic and competitive environment for video collaboration and network services, and due to the limited resources we had available to us (prior to the Series B Offering) to invest in sales and marketing to increase revenue. We remain focused on new customer acquisition and increasing sales of our video collaboration solutions. However, we believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. The Company currently expects to use some or all of the net proceeds of the Series B Offering to fund investments in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings to reverse the Company’s revenue trends. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see the 2016 10-K for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes billed to customers.

Cost of revenue decreased to $1,988,000 in the 2017 Quarter from $2,609,000 in the 2016 Quarter. This $621,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $863,000 decrease in revenue during the same period. Cost of revenue decreased to $6,697,000 in the 2017 Period from $9,187,000 in the 2016 Period. This $2,490,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $3,533,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2017 Quarter and 2017 Period: personnel costs, network costs, taxes, and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 57% and 60% for the 2017 Quarter and 2016 Quarter, respectively, and 59% and 61% for the 2017 Period and 2016 Period, respectively. The improvement in cost of revenue as a percentage of revenue is mainly attributable to lower taxes and fixed network costs.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $296,000 in the 2017 Quarter from $229,000 in the 2016 Quarter and increased to $875,000 in the 2017 Period from $817,000 in the 2016 Period. These increases are primarily attributable to increased time spent by developers on research and development projects in 2017.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $69,000 in the 2017 Quarter from $70,000 in the 2016 Quarter. Sales and marketing expenses decreased to $369,000 in the 2017 Period from $576,000 in the 2016 Period. This decrease is primarily attributable to lower headcount and corresponding personnel costs of $44,000 and $371,000, partially offset by an increase in third party marketing costs of $37,000 and $202,000, respectively, between the 2017 and 2016 Quarters and the 2017 and 2016 Periods.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased by $694,000 to $970,000 in the 2017 Quarter from $1,664,000 in the 2016 Quarter. This decrease is primarily attributable to a decrease of $403,000 in costs related to the UTC Litigation, (see the 2016 10-K for further discussion of this litigation which was settled on September 30, 2016), lower stock-based compensation expense of $128,000, and a decrease in administrative and overhead costs of $67,000. General and administrative costs decreased by $1,166,000 to $2,843,000 in the 2017 Period from $4,009,000 in the 2016 Period. This decrease is mainly attributable to a decrease of $636,000 in costs related to the UTC Litigation, lower stock-based compensation expense of $390,000, and a decrease of $118,000 in administrative and overhead expenses. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Impairment Charges. Impairment charges in the 2017 Quarter and 2017 Period were $1,707,000 and $1,712,000, respectively, as compared to $605,000 and $630,000 in the 2016 Quarter and 2016 Period, respectively. The impairment losses for the 2017 Quarter and 2017 Period are primarily attributable to impairment charges of $1,475,000 on goodwill and $232,000 on capitalized software no longer in service. The impairment losses for the 2016 Quarter and 2016 Period are primarily attributable to capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $451,000 in the 2017 Quarter from $455,000 in the 2016 Quarter and decreased to $1,370,000 in the 2017 Period from $1,509,000 in the 2016 Period. These decreases are mainly attributable to lower depreciation expense due to an increase in assets that became fully depreciated in 2017.

Loss from Operations. The Company recorded a loss from operations of $2,000,000 in the 2017 Quarter as compared to a loss from operations of $1,288,000 in the 2016 Quarter. The Company recorded a loss from operations of $2,449,000 in the 2017 Period as compared to $1,778,000 in the 2016 Period. The increase in our loss from operations from the 2016 Quarter to the 2017 Quarter and the 2016 Period to the 2017 Period are primarily attributable to a decrease in revenue, partially offset by lower operating expenses, as discussed above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, stock-based compensation and stock-based expense, impairment charges and interest and other income (expense), net. Adjusted EBITDA is not intended to replace operating loss, net income (loss), cash flow or other measures of financial performance reported in accordance with U.S. GAAP. Rather, Adjusted EBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Western Alliance Bank and Super G loan agreements. Adjusted EBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of net income (loss) to Adjusted EBITDA is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$7,104	$(1,705)	$5,846	$(3,021)
Depreciation and amortization	451	455	1,370	1,509
Interest and other (income) expense, net	(8,820)	380	(8,065)	1,135
Income tax (benefit) expense	(284)	37	(230)	108
EBITDA *	(1,549)	(833)	(1,079)	(269)
Stock-based compensation	96	221	377	748
Stock-based expense	—	168	—	168
Impairment charges	1,707	605	1,712	630
Adjusted EBITDA	$254	$161	$1,010	$1,277
* Represents a loss

Liquidity and Capital Resources

As of September 30, 2017, we had $1,439,000 of cash and working capital of $696,000. Our cash balance as of September 30, 2017 includes restricted cash of $18,000 (as discussed in Note 6). For the nine months ended September 30, 2017, we generated net income of $5,846,000 and net cash provided by operating activities of $1,073,000. A substantial portion of our cash flow from operations has been dedicated to the payment of interest on our former indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the nine months ended September 30,

2017 and 2016, our cash flow from operations was reduced by $777,000 and $841,000, respectively, for interest payments on our indebtedness.

On July 31, 2017, the Company completed a recapitalization of its debt obligations as described further above in Note 8 (the “Debt Recapitalization”). As a result of the Debt Recapitalization, the Company reduced debt and accrued interest obligations by $9,362,000. Although the Debt Recapitalization significantly improved the Company’s financial position, the Company will be required to meet significant debt service obligations during the next twelve months. During the fourth quarter of 2017, the Company made a principal payment of $200,000 to Western Alliance Bank and is required to make total principal and interest payments of $152,000 to Super G Capital. During 2018, the Company is required to make total principal payments of $400,000 to Western Alliance Bank and total principal and interest payments of $823,000 to Super G Capital.

On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of Series B convertible preferred stock for total gross proceeds of $2,800,000 (see further discussion in Note 17). The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2,325,000 (the “Series B Offering”).

As further described in Item 2, Results of Operations, the Company anticipates continued declines in its revenue, which is expected to result in reduced cash flow from operations. The Company currently expects to use some or all of the net proceeds of the Series B Offering to fund investments in product development, sales and marketing expenses, and capital expenditures to develop new service offerings to reverse the Company’s revenue trends. Given the Company’s plans to increase operating expenses and capital expenditures following the closing of the Series B Offering, the Company will seek to amend certain financial covenants for fiscal years 2018 and 2019 in the Western Alliance Bank Loan Agreement. Although we expect to agree on amended covenants with Western Alliance Bank, there can be no assurance that we will successful in doing so. There can be no assurance that we will be successful in developing new service offerings and reversing our revenue trends. There can be no assurance that our existing cash resources and the net proceeds of the Series B Offering will be adequate to fund our operations, projected capital expenditures, and debt service obligations. Therefore, the Company may raise capital in one or more offerings in the future. The holders of the Series B convertible preferred stock have the right to approve certain financings. There can be no assurance the holders of the Series B convertible preferred stock will approve such financings, that we will succeed in raising necessary capital, or that any such offering will be on terms acceptable to the Company. If we cannot raise additional capital on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto included in our 2016 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 31, 2017. There have been no material changes to these risks during the nine months ended September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

The Company purchased 7,711,517 shares of the Company’s common stock (and recorded such shares in treasury stock) in connection with the Debt Recapitalization (see Note 8 above) during the time period covered by this Report.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Designations of the Series B Convertible Preferred Stock, as filed and corrected.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

11/14/2017	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

11/14/2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)