Form 10-K
period 2017-12-31
GLOWPOINT, INC.
filed 2018-03-07
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

GLOWPOINT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Lincoln Street, Suite 1300, Denver, CO	80203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE American
Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was $7,710,000.

The number of shares of the Registrant’s common stock outstanding as of March 2, 2018 was 45,893,995.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to service debt obligations and fund operations; compliance with financial covenants under our debt arrangement; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our services;

•	customer renewal rates;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services,

•	potential federal and state regulatory actions;

•	our need for and the availability of adequate working capital;

•	our ability to innovate technologically;

•	our ability to fulfill our obligations under our debt instruments;

•	our ability to comply with financial covenants under our debt instruments;

•	our ability to satisfy the standards for continued listing on the NYSE American;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and

•
our management’s ability to execute its plans, strategies and objectives for future operations, including but not limited to transforming our product line to more automated / software-based solutions in order for us to service the rapidly evolving video communications market.

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

We experienced significant declines in revenue during 2017, 2016 and 2015. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, we had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016 and then to $413,000 in 2017 in an effort to improve Adjusted EBITDA, generate positive cash flow from operations and maintain compliance with financial covenants under our loan agreements.

During the period from July 31, 2017 through January 26, 2018, the Company completed a series of transactions (each of which is described further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) that improved our financial position and liquidity. We reduced our outstanding debt obligations from $11.5 million as of June 30, 2017 to $0.6 million as of January 31, 2018, while increasing our cash position from $1.1 million as of June 30, 2017 to $3.6 million as of January 31, 2018. The following is a summary of these transactions (and, where noted below, includes events subsequent to our fiscal year ending December 31, 2017):

•On July 31, 2017, the Company completed a recapitalization of its debt obligations which reduced debt and accrued interest obligations by $9,362,000.
•On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for net proceeds of $2,280,000 (the “Series B Offering”).
•On January 2, 2018, the Company made a $200,000 principal payment on the Western Alliance Bank Loan Agreement (the “Western Alliance Bank Loan Payment”).
•On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,531,000 (the “Series C Offering”).
•On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (“the Super G Payoff”).

With a strengthened balance sheet, the Company currently expects to fund investments in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. The Company intends to release new services in the summer of 2018 that leverage our core strengths in information technology (“IT”) service management and are focused on automation and microlearning (or short bursts of focused information necessary to help a learner achieve a specific actionable objective).

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

Managed Videoconferencing is a “high-touch” concierge-based offering where Glowpoint sets up and manages customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the Glowpoint Cloud, as described under “---Intellectual Property” below, and as an on-premise solution leveraging the customer’s existing video infrastructure. Managed videoconferencing is available globally and works effectively across multiple networks and video devices, including desktop and mobile devices. Despite a trend to move toward “self-service” videoconferencing, many of our customers remain reliant on our scheduling, event support and conference management services. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include:

Scheduling: Customers can schedule their videoconference using Microsoft Outlook®, Cisco TelePresence Management Suite®, or through Glowpoint’s CustomerPoint® web portal.

Call Launching: Once the videoconference is scheduled, it automatically launches at the designated time. Glowpoint will “bridge” the videoconference by calling the selected video endpoints at the time of the scheduled call and making sure they are properly connected. We believe that automated launching creates cost efficiencies for both customers and Glowpoint and provides a desired evolution path that aligns with the market trend toward increasing self-service models.

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

JoinMyVideo™ is an on-demand video meeting room (“VMR”) service that allows users to join from web browsers, desktops, mobile apps, and commonly used videoconferencing systems. We introduced JoinMyVideo™ in 2015 to meet customers’ needs to use video communications in a mobile environment, as further discussed under “---Market Need” below. With JoinMyVideo™, users are able to manage the participants in the video meeting, allowing up to 24 participants to join the meeting. JoinMyVideo™ is a cloud-based software-as-a-service solution, so the customer has no infrastructure to buy and maintain. JoinMyVideo™ is offered to our customers on a monthly subscription basis.

Hybrid Videoconferencing helps enterprises migrate from managed videoconferencing to VMRs by bringing together attributes of both services. Users can schedule their VMR, add endpoints, and send invitations to participants through an online portal. At the scheduled time, the VMR is launched, connecting the scheduled endpoints and allowing self-service users to join from video systems and desktop and mobile video apps. We introduced our Hybrid Videoconferencing service in 2015 as we believe that merging these connection capabilities accommodates all types of users and meetings.

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

We offer, on a monthly subscription basis, three tiers of Remote Service Management options, ranging from automated monitoring to end-to-end management to complement the needs of IT support organizations, as described below:

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

Proactive Monitoring is a remote and automated monitoring service that detects events and alerts customers’ IT when a service impacting event is discovered. The service is provided in conjunction with either Resolve - Total Support or Helpdesk. We provide:

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

Network Services

Glowpoint’s network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a monthly subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•
Cloud Connect: Video™: Allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Glowpoint Cloud for video communications.

•
Cloud Connect: Converge™: Provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and Internet traffic over one or more common access circuits. Glowpoint fully manages and prioritizes traffic to ensure that video and other business critical applications run smoothly.

•	Cloud Connect: Cross Connect™: Allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to Glowpoint’s data center.

Professional and Other Services

Our professional services include onsite support, or dispatch, as well as configuration or customization of equipment or software on behalf of a customer. On a limited basis, we also resell video equipment to our customers.

Sales and Marketing

We currently sell our services through direct sales and indirect sales channels. During the past several years, we had limited resources to invest in sales and marketing. As of December 31, 2017, we had 2 employees engaged in sales and marketing. We reduced our sales and marketing expenses from $2,047,000 in 2015, to $664,000 in 2016, and to $413,000 in 2017 in order to improve Adjusted EBITDA and maintain positive cash flow from operations. The Company plans to increase sales and marketing expenses in 2018 in connection with our planned new service offerings. Our sales/account management team is responsible for developing relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized companies.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as professional services, business services, computer software, manufacturing and financial services. The efforts of our channel sales group focuses on partnering with complementary system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. We primarily focus our marketing efforts on direct marketing programs aimed at our target buyer personas (e.g., IT decision makers) within our target verticals. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through public relations including social media and drive service enhancements using research and customer feedback. We believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months.

Market Need

As enterprise and mid-market businesses, such as many of our customers, increasingly seek to improve customer experience through the quality of communication services, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

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

3.
We have increased our focus on re-packaging our products and services into simple, easy to purchase “bundles.” These bundles address the challenges faced by our customers and offer the advantage of being customizable where necessary to meet customer needs.

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

We believe that many companies cannot fully support quality video communications on their existing infrastructure and networks. Enterprises have reduced or curtailed investments in immersive telepresence (“ITP”) videoconferencing systems, now preferring cloud-based solutions and personal or smaller group video systems. Enabling video on desktops and increased mobility remains a primary enterprise objective. As demand for ITP systems and related services decreases, and the demand for mobility and personal video services increases, we will continue to evolve our solutions to align with and attempt to satisfy this market demand.

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

Competition

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, Whitlock and AVI-SPL. We also compete with certain start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Skype for Business) and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe we differentiate ourselves based on our full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises across a wide range of industries including consulting, executive search, broadcast media, legal, finance, insurance and technology. Major customers are defined as direct customers or channel partners that account for more than 10% of our total revenue. For the year ended December 31, 2017, two major customers accounted for 23% and 16%, respectively, of our total revenue. For the year ended December 31, 2016, two major customers accounted for 16% and 12%, respectively, of our total revenue. Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

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

Video Service Platform

In 2015, Glowpoint launched our next generation Video Service Platform to provide enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow Inc., is available to Glowpoint’s channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows Glowpoint and its channel partners to seamlessly activate existing and new enterprise customers of Glowpoint.  It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement.  Other benefits provided to enterprise IT organizations include:

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

•
U.S. Patent No. 7,664,098 was awarded in February 2010 for our real-time metering and billing for Internet Protocol (“IP”) based calls. Our “Call Detail Records” patent for IP-based calls provides the ability to meter and bill an end-user on a transactional basis, just as traditional telephone calls are billed. This unique capability is a vital development as more and more telepresence and videoconferencing calling traffic is distributed over disparate IP-based networks – rather than ISDN – as business-to-business calling has become more common for video users. This patent expires August 4, 2026.

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

Research and Development

Glowpoint incurred research and development expenses of $1,148,000 in 2017 and $1,117,000 in 2016 related to the development of features and enhancements to our existing services.

Employees

As of December 31, 2017, we had 56 employees (including 55 full-time employees). Of these employees, 36 are involved in customer support and operations, 10 in corporate functions, 8 in engineering and development, and 2 in sales and marketing. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Risks Related to Our Business

We are required to maintain compliance with the financial covenants in our loan agreement with Western Alliance Bank, and in the event we are not able to do so, Western Alliance Bank may accelerate such indebtedness.

The Western Alliance Bank Loan Agreement, which was amended on March 5, 2018, contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to incur additional debt, guarantee debt, sell assets, make certain investments in, or loans to, third parties, make distributions or grant or permit the creation of any liens or other encumbrances on collateral. The Western Alliance Bank Loan Agreement also requires that we comply with certain financial covenants, including maintaining a specified asset coverage ratio, minimum levels of liquidity, minimum revenues, and minimum amounts of unrestricted cash held with Western Alliance Bank. On March 5, 2018, the Western Alliance Bank Loan Agreement was amended to, among other things, (i) remove financial covenants related to minimum levels of adjusted EBITDA and asset coverage ratios, (ii) increase maximum levels of capital expenditures, and (iii) add a covenant related to maintaining a minimum level of liquidity. There is no assurance that we can maintain compliance with the financial or other covenants of the Western Alliance Bank Loan Agreement. In the event we were to breach a covenant, it would constitute an event of default under the Western Alliance Loan Agreement and Western Alliance Bank may seek a variety of remedies under the applicable loan documents including, without limitation, acceleration of the outstanding indebtedness under the Western Alliance Bank Loan Agreement. If we were unable to repay or otherwise refinance the indebtedness under the Western Alliance Bank Loan Agreement upon acceleration or when otherwise due, Western Alliance Bank could proceed against the collateral encumbered under the Western Alliance Bank Loan Agreement, which could force us into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our outstanding indebtedness and to fund our operating expenses, planned capital expenditures, and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities in an amount sufficient to permit us to pay the principal and interest on our outstanding indebtedness. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will have sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance that the Company will be able to accomplish this during this period and/or in the future following such period.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will have sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Further, in connection with each of the Series B Offering and the Series C Offering we granted to the investors therein certain consent rights that could inhibit us from taking certain corporate actions, including pursuing certain capital raising activities. These rights may make it difficult for us to raise capital, refinance indebtedness or borrow additional funds. Please see “Holders of our Series B Preferred Stock and Series C Preferred Stock have certain consent rights that could inhibit us from taking certain corporate actions, and as a result may adversely affect our business, operating results and stock price” below for further information.

Holders of our Series B Preferred Stock and Series C Preferred Stock have certain consent rights that could inhibit us from taking certain corporate actions, and as a result may adversely affect our business, operating results and stock price.
Holders of our Series B Preferred Stock and Series C Preferred Stock have certain consent rights with respect to our ability to take certain corporate actions, including the following:
•the issuance, authorization or creation of any class or series of capital stock senior to or on parity with the Series B Preferred Stock and Series C Preferred Stock, or any class or series of capital stock junior to the Series B Preferred Stock and Series C Preferred Stock but with a maturity, redemption or repayment date prior to the date on which any Series B Preferred Stock or Series C Preferred Stock remains outstanding;

•the entry by the Company into certain “fundamental transactions,” including transactions constituting a change of control of the Company, certain reorganization transactions or a sale of all or substantially all of the Company’s assets; and

•the right of the lead investor in each of the Series B Offering and Series C Offering to approve future financings, for so long as 333 shares of our Series B Preferred Stock remain outstanding, with respect to the lead investor in the Series

B Offering, and for so long as Five Hundred Thousand Dollars ($500,000) of stated value of our Series C Preferred Stock remains outstanding, with respect to the lead investor in the Series C Offering.

In addition to the foregoing consent rights, holders of our Series B Preferred Stock and Series C Preferred Stock have the right to participate, pro-rata on the post-conversion basis of its preferred stock, in (i) any purchase rights issued by the Company pro-rata to the holders of any class of the Company’s common stock and (ii) the distribution of securities or other assets made by the Company to the holders of common stock pursuant to certain fundamental corporate transactions. The Company has also granted a participation right in up to 100% of any future offering of common stock or other securities or equity linked debt obligations to (i) the initial purchasers of the Series B Preferred Stock for up to 24 months following the closing of the Series B Offering and (ii) the initial purchasers of the Series C Preferred Stock during the period such purchasers continue to hold Series C Preferred Stock, for up to 24 months following the closing of the Series C Offering.
Further, in connection with the Series B Offering, the Company agreed to expand the size of its board of directors to six members and to appoint a new independent director agreeable to the lead investor in the Series B Offering. Except as required by law or the Company’s Certificate of Incorporation, holders of our Series B Preferred Stock and Series C Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis as if converted at a conversion price of $0.28 per share, in the case of the Series B Preferred Stock, and $0.33 per share, in the case of the Series C Preferred Stock.
The foregoing consent and other rights of the holders of our Series B Preferred Stock and Series C Preferred Stock could inhibit us from obtaining future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities, and as a result may adversely affect our business, operating results and stock price.

We have a history of substantial net operating losses and we may incur future net losses.

We have reported a substantial net loss from operations in fiscal years 2013 through 2017. We may not achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

Our success is highly dependent on the evolution of our overall market and on general economic conditions.

The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on broad acceptance and adoption of video communications in the market for our services. There can be no assurance that the market for our services will grow, that our services will be adopted or that businesses will purchase our suite of managed video services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

We are in the process of transforming our product line to more automated / software-based solutions in order for us to service the rapidly evolving video communications market. We may be unsuccessful in developing and selling new products, which would impact our overall gross margin and financial performance, and any new products introduced by us may not achieve consumer acceptance.

We are in the process of transforming our product line to more automated / software-based solutions in order for us to service the rapidly evolving video communications market. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products or if we misjudge the market for our product lines, we may be faced with market conditions that could have a material adverse effect on our financial condition and results of operations.

The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brand. Achieving market acceptance for new products or technology may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design, technology and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.

If we fail to continue to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will likely experience continued declines in revenue and lower gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce, new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the markets in which we operate, and to quickly develop or acquire, and build and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors' products, we must continue to increase our focus and capital investment in research and development. If our products do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

In addition, we may not be able to successfully manage integration of any new product lines with our existing products. Selling new product lines in new markets will require our management to learn different strategies in order to be successful. We may be unsuccessful in launching a new product line in new markets which requires management of new suppliers, potential new customers and new business models. Our management may not have the experience of selling in these new markets and we may not be able to grow our business as planned. If we are unable to effectively and successfully further develop these new product lines, we may not be able to achieve our desired sales targets and our gross margins may be adversely affected.

We may experience delays and quality issues in releasing new products, which could result in lower quarterly revenue than expected. In addition, we may experience product introductions that fall short of our projected rates of market adoption. Any future delays in product development and introduction, or product introductions that do not meet broad market acceptance, or unsuccessful launches of new product lines could result in:
•loss of or delay in revenue and loss of market share;
•negative publicity and damage to our reputation and brand;
•a decline in the average selling price of our products; and
•adverse reactions in our sales channels.

If we cannot successfully introduce new product lines, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, or if we are unable to improve the margins on our existing product lines, our revenue and overall gross margin will likely decline.

We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce new product lines, incorporate new technologies into our existing product lines and design, and develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

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

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2017, two major customers accounted for 23% and 16%, respectively, of our total revenue. The composition of our significant customers will vary from period to period and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will be dependent in significant part on our ability to generate demand for our video collaboration services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with 2 employees in sales and marketing as of December 31, 2017, and we have had limited resources and/or cash flow in the last several years for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. The Company plans to increase sales and marketing expenses in 2018 in connection with our planned new service offerings. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. In order to realize anticipated revenues and cash flows, we endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers.  The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of our agreements with our customers. Termination of services in our existing agreements typically require a minimum of 30 days’ notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with Glowpoint includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.

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

In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to pay substantial damages; cease the development, use or sale of services that infringe upon other patented intellectual property; expend significant resources to develop or acquire non-infringing intellectual property; discontinue the use or incorporation of infringing technology; or obtain licenses to the infringing intellectual property. We cannot ensure that we would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a negative effect on our business and financial results.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Additionally, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales taxes and fees. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

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

Risks Relating To Our Securities

Throughout much of our history our common stock has been thinly traded and subject to volatile price fluctuations.

Throughout much of our corporate history our common stock has been thinly traded, and has therefore been susceptible to wide price swings. Our common stock is currently traded on the NYSE American under the symbol “GLOW.” While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue, or that the increased trading volumes will lessen the historic volatility in the price for our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.

We could fail to satisfy the standards to maintain our listing on a stock exchange.

We could fail to satisfy the standards for continued exchange listing on the NYSE American, such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. As of December 31, 2016 and June 30, 2017, we were out of compliance with a NYSE American rule to maintain at least $4.0 million of stockholders’ equity when operating and/or net losses have been incurred in three of the four most recent fiscal years. The NYSE American rule also requires that a listed Company must maintain at least $6.0 million of stockholders’ equity when operating and/or net losses have been incurred in its five most recent fiscal years.  The Company expects to meet the continued listing standards of the NYSE American Company Guide relating to a minimum stockholders’ equity balance of $6.0 million following the filing of this Report (as the Company must report two consecutive quarters of being in compliance with such standards and the Company’s stockholders’ equity balance was $9,963,000 and $12,262,000 as of September 30, 2017 and December 31, 2017, respectively). There is, however, no assurance that the NYSE American will deem us in compliance.

In addition, under exchange rules, the NYSE American will normally consider suspending or delisting a security when shares of such security trade for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such shares within a reasonable time after being notified by the NYSE American that the exchange deems such action to be appropriate under the circumstances. We have previously been notified that the NYSE American is monitoring our trading price under applicable exchange rules. We may be unable to maintain our listing on the NYSE American, which would negatively affect the liquidity of our common stock. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is presently subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of common stock to sell such securities.

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

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

Sale into the public market of a significant number of shares issued in future financings, or the resale into the public market of shares issued in prior financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; (ii) the resale of any previously issued but restricted shares of our common stock that become freely available for re-sale, whether through an effective registration statement or under Rule 144 of the Securities Act; and (iii) future conversions of some or all of our outstanding Series B Preferred Stock or Series C Preferred Stock into shares of our common stock, which may dilute the ownership interests of our common stockholders upon conversion, and any sales in the public market of any shares of our common stock issued upon such conversion, which could adversely affect prevailing market prices of our common stock.

While the sale of shares to the public might increase the trading volume of our common stock and thus the liquidity of our stockholders’ investments, the resulting increase in the number of shares available for public sale could drive the price of our common stock down, thus reducing the value of our stockholders’ investment and perhaps hindering our ability to raise additional funds in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 1776 Lincoln Street, Suite 1300, Denver, Colorado 80203. These premises consist of 9,500 square feet of leased office space for which base rent is $206,000 per year. This lease expires in December 2018 and the Company is exploring options for different office space in Denver. We also lease office space in Oxnard, California that houses our bridging services group, help desk and technical personnel in 3,400 square feet, the base rent of which is $73,000 per year.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. As of the date hereof, we are not party to any legal proceedings that we currently believe will have a material adverse effect on our business, financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Glowpoint’s securities trade on the NYSE American under the symbol “GLOW.”

The following table sets forth high and low sale prices per share for our common stock for each quarter of 2016 and 2017, based upon information obtained from the NYSE American. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2016
First Quarter	$0.63	$0.30
Second Quarter	0.47	0.25
Third Quarter	0.36	0.21
Fourth Quarter	0.39	0.14
Year Ended December 31, 2017
First Quarter	$0.39	$0.22
Second Quarter	0.61	0.23
Third Quarter	0.40	0.19
Fourth Quarter	0.65	0.21

On March 2, 2018, the closing sale price of our common stock was $0.27 per share as reported on the NYSE American, and 45,893,995 shares of our common stock were held by 101 holders of record. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, the payment of cash dividends is, subject to limited exceptions, prohibited by the Western Alliance Bank Loan Agreement and may be further materially limited by financing arrangements entered into in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2017 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (*) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	1,201,764	$1.99	2,739,440	1,367,561
(*) As of December 31, 2017, 988,000 vested restricted stock units (“RSUs”) remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2017.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016 and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

During 2017, 2016 and 2015, the Company experienced declines in total revenue of 23%, 25% and 21%, respectively. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that currently exists in our industry. During the past several years, we had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016 and then to $413,000 in 2017 in an effort to improve Adjusted EBITDA, generate positive cash flow from operations and maintain compliance with financial covenants under our loan agreements.

With a strengthened balance sheet following the series of transactions the Company completed from July 31, 2017 through January 26, 2018 and further described in “Liquidity and Capital Resources” below, the Company currently expects to fund investments in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. The Company intends to release new services in the summer of 2018 that leverage our core strengths in IT service management and are focused on automation and microlearning. However, there can be no assurance that the Company will be successful in generating significant revenue with these new services, and the Company may be unable to grow revenue and may continue to experience declines in revenue in the future. In addition, as the Company continues to transform into a service-led organization, revenue attributable to its core and legacy product lines and services has declined. The Company has worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on generating positive cash flow from operations and investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. If the Company fails in its effort to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins.

Results of Operations
Year Ended December 31, 2017 (“2017”) versus Year Ended December 31, 2016 (“2016”)
Revenue. Total revenue decreased $4,419,000 (or 23%) in 2017 to $14,799,000 from $19,218,000 in 2016. This decrease is mainly attributable to: (i) a decrease of $1,895,000 in revenue from video collaboration services, (ii) a decrease of $2,353,000 in revenue from network services, and (iii) a decrease of $171,000 in revenue from professional and other services. The following table summarizes the changes in components of our revenue, and the significant decreases in revenue are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2017	% of Revenue	2016	% of Revenue
Revenue
Video collaboration services	$8,958	60%	$10,853	57%
Network services	5,562	38%	7,915	41%
Professional and other services	279	2%	450	2%
Total revenue	$14,799	100%	$19,218	100%

•
Revenue for video collaboration services decreased $1,895,000 (or 17%) to $8,958,000 in 2017, from $10,853,000 in 2016. This $1,895,000 decrease is mainly attributable to the following: (i) 40% of this decrease is due to lower demand for video meeting suites as a result of increased usage of desktop and mobile video products and technologies, (ii) 37% of this decrease is due to lower revenue from existing customers (either from reductions in price or level of services), and (iii) 21% of this decrease is due to loss of customers to competition between 2016 to 2017.

•
Revenue for network services decreased $2,353,000 (or 30%) to $5,562,000 in 2017 from $7,915,000 in 2016. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

We expect our revenue trends from 2016 to 2017 will continue in 2018 given the current dynamic and competitive environment for video collaboration and network services, and due to expected limited adoption of our planned new services in 2018. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $8,606,000 in 2017 from $11,682,000 in 2016. The $3,076,000 decrease in cost of revenue from 2016 to 2017 is mainly attributable to lower costs associated with the $4,419,000 decrease in revenue during the same period. We reduced costs related to revenue in the following areas in 2017: personnel costs, network costs, taxes and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 58% and 61% for 2017 and 2016, respectively. The improvement in cost of revenue as a percentage of total revenue for 2017 is mainly attributable to reductions in taxes and fixed network costs.

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing services. Research and development expenses of $1,148,000 in 2017 were stable as compared to $1,117,000 in 2016.

Sales and Marketing. Sales and marketing expenses decreased $251,000 to $413,000 in 2017 from $664,000 in 2016. This decrease is primarily attributable to lower headcount and a corresponding decrease of $434,000 in personnel costs, which were partially offset by an increase in third party marketing costs of $220,000.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. General and administrative expenses decreased $1,541,000 to $3,665,000 in 2017 from $5,206,000 in 2016. This decrease is mainly attributable to lower stock-based compensation expense of $694,000, a decrease of $645,000 in costs related to the Company’s litigation with UTC Associates Inc., which settled on September 30, 2016, and a decrease in administrative and overhead costs of $130,000. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Impairment Charges. Impairment charges increased $1,038,000 to $1,713,000 in 2017 from $675,000 in 2016. For 2017, the impairment charges are primarily attributable to $1,475,000 on goodwill and $232,000 on capitalized software no longer in service. For 2016, the impairment charges are primarily attributable to $600,000 on goodwill and $64,000 on capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. Depreciation and amortization expenses decreased $338,000 to $1,621,000 in 2017 from $1,959,000 in 2016. This decrease is mainly attributable to lower depreciation and amortization expense in 2017 due to an increase in assets that became fully depreciated in 2017.

Loss from Operations. Loss from operations increased to $2,367,000 in 2017 from $2,085,000 in 2016. The increase in our loss from operations is mainly attributable to a decrease in our revenue, partially offset by a decrease in our operating expenses as discussed above.

Interest and Other (Income) Expense, Net. Interest and other income, net in 2017 was $7,922,000, comprised of (i) a $9,045,000 gain on extinguishment of debt relating to the Main Street Payoff and SRS Note Exchange Agreement, each discussed under “Liquidity and Capital Resources” below, (ii) $1,017,000 of interest expense on the Company’s outstanding debt during 2017, and (iii) $106,000 of amortization of debt discount costs related to our debt obligations. Interest and other expense, net in 2016 was $1,527,000, comprised of (i) $1,455,000 of interest expense on outstanding debt and (ii) $72,000 of amortization of deferred financing costs related to our debt obligations. The decrease in interest expense from 2016 to 2017 was attributable to the reduction in our debt during 2017 as discussed further below.

Income Tax Benefit. Income tax benefit was $230,000 in 2017 as compared to $79,000 in 2016 (see Note 16 to our consolidated financial statements).

Net Income (Loss). Net income was $5,785,000 in 2017 as compared to a net loss of $3,533,000 in 2016. This $9,318,000 increase in net income is mainly attributable to the $9,045,000 gain on extinguishment of debt in 2017.

Adjusted EBITDA

Adjusted EBITDA (“AEBITDA”), a non-GAAP financial measure, is defined as net income (loss) before depreciation, amortization, taxes, stock-based compensation and stock-based expense, impairment charges and interest and other (income) expense, net. AEBITDA is not intended to replace operating income (loss), net income (loss), cash flow or other measures of financial performance reported in accordance with U.S generally accepted accounting principles (“U.S. GAAP”). Rather, AEBITDA is an important measure used by management to assess the operating performance of the Company and is used in the calculation of financial covenants in the Company’s loan agreements. AEBITDA as defined here may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation of AEBITDA to net income (loss) is shown below:

	Year Ended December 31,
	2017	2016
Net income (loss)	$5,785	$(3,533)
Income tax benefit	(230)	(79)
Depreciation and amortization	1,621	1,959
Interest and other (income) expense, net	(7,922)	1,527
EBITDA	(746)	(126)
Stock-based compensation	458	929
Stock-based expense	—	204
Impairment charges	1,713	675
Adjusted EBITDA	$1,425	$1,682

Liquidity and Capital Resources

As of December 31, 2017, we had $3,946,000 of cash and working capital of $3,088,000. For the years ended December 31, 2017 and 2016, we generated net income of $5,785,000 and a net loss of $3,533,000, respectively, and net cash provided by operating activities of $1,609,000 and $183,000, respectively. For the year ended December 31, 2016, we generated cash flow from operations even though we incurred a net loss as our net loss included certain non-cash expenses that are added back to our cash flow from operations (as shown on our consolidated statements of cash flows). A substantial portion of our cash flow from operations during 2017 and 2016 was dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2017 and 2016, our cash flow from operations was reduced by $878,000 and $1,116,000, respectively, for interest payments on our then-existing indebtedness.

Net cash used in investing activities for 2017 and 2016 was $133,000 and $382,000, respectively, primarily related to purchases of property and equipment, including capitalized internal-use software costs. During 2017 and 2016, we reduced capital expenditures in response to trends in our business and to reduce cash outflows.

Net cash provided by financing activities in 2017 was $1,330,000, primarily attributable to (i) $2,280,000 of net proceeds from a registered direct offering of 2,800 shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in October 2017 (the “Series B Offering”), and (ii) $2,025,000 of proceeds (net of debt issuance costs) from new loans in July 2017 with Western Alliance Bank and Super G Capital, LLC (“Super G”) (described further below), partially offset by (a) the $2,550,000 Main Street Payoff (described further below), (b) $372,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement and Super G Loan Agreement, and (c) other payments of $57,000 relating to purchase of treasury stock and equity issuance costs.

Net cash used in financing activities for 2016 was $425,000, primarily attributable to $400,000 of principal payments on the Main Street Term Loan.

During the period from July 31, 2017 through January 26, 2018, the Company completed a series of transactions (each of which is described further below, including certain events subsequent to our fiscal year ending December 31, 2017) that improved our financial position and liquidity. We reduced our outstanding debt obligations from $11.5 million as of June 30, 2017 to $0.6 million as of January 31, 2018, while increasing our cash position from $1.1 million as of June 30, 2017 to $3.6 million as of January 31, 2018.

Main Street Payoff Letter and Redemption Agreement

As of July 31, 2017, the Company had outstanding borrowings of $9,000,000 under a senior secured term loan facility (the “Main Street Term Loan”) with Main Street Capital Corporation (“Main Street”). Borrowings under the Main Street Term Loan were to mature on October 17, 2018 unless sooner terminated as provided in the loan agreement governing the Main Street Term Loan (the “Main Street Loan Agreement”). As of June 30, 2017, the Company was in default of certain covenants in the Main Street Loan Agreement. The interest rate on borrowings under the Main Street Term Loan was 12% per annum and interest payments were due monthly. As of July 31, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. On July 31, 2017, the Company and Main Street entered into (i) a payoff letter (the “Main Street Payoff Letter”) that terminated the $9,000,000 Main Street Term Loan and (ii) a Redemption Agreement (“the Main Street Redemption Agreement”) whereby the Company purchased the 7,711,517 shares of the Company’s common stock held by Main Street, in exchange for total cash payments from the Company of $2,550,000 (together the “Main Street Payoff”). On July 31, 2017, the Company funded the Main Street Payoff using $350,000 of the Company’s existing cash plus cash proceeds of $2,200,000 borrowed under loan agreements with Western Alliance Bank and Super G. The Company recorded the purchase of 7,711,517 shares of the Company’s common stock to treasury stock in the amount of $2,313,000 (equal to the stock price of $0.30 per share as of July 31, 2017) and recorded the $237,000 remaining amount of the Main Street Payoff as a principal repayment.

SRS Note Exchange Agreement

As of July 31, 2017, the Company had outstanding total obligations of $2,562,000 (consisting of $1,785,000 of principal and $777,000 of accrued interest) under a promissory note (the “SRS Note”) that the Company issued to Shareholder Representative Services LLC (“SRS”) in connection with the 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), which was amended in February 2015. The maturity date of the SRS Note was July 6, 2017 and the interest rate on the SRS Note was 15% per annum. Payment of all interest earned after March 1, 2015 was also due on July 6, 2017. In June 2017, SRS granted the Company a waiver of the final installment for 60 days. The SRS Note was subordinate to borrowings under the Main Street Loan Agreement, and was only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. On July 31, 2017, the Company and SRS entered into a Note Exchange Agreement (the “SRS Note Exchange Agreement’) to extinguish the $2,562,000 of obligations on the SRS Note in exchange for 7,306,930 shares of the Company’s common stock (the “SRS Note Exchange”). The Company recorded the issuance of 7,306,930 shares of the Company’s common stock from treasury stock in the amount of $2,192,000 (equal to the stock price of $0.30 per share as of July 31, 2017).

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provides the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver is limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base includes 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $600,000 at closing, and which stepped down to $400,000 on October 1, 2017 and, to $200,000 on January 2, 2018, and steps down to $0 on April 1, 2018) (“the Non-Formula Amount”). On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount, the proceeds of which were used to fund the Main Street Payoff. During the year ended December 31, 2017, the Company made payments of $100,000 on the A/R Revolver and $200,000 on the Non-Formula Amount. All loans under the A/R Revolver mature on July 31, 2019 (unless such loans are not supported by the borrowing base, in which case any loans exceeding the borrowing base must be immediately repaid). Given the step-down of the Non-Formula Amount as described above, the Company made a principal payment of $200,000 on January 2, 2018 and will be required to make the final mandatory $200,000 prepayment on April 1, 2018. The Western Alliance Bank Loan Agreement provides that all borrowings bear interest at the prime rate (4.50% as of December 31, 2017) plus 1.75% (or a total of 6.25% as of December 31, 2017) per year. The prime rate is subject to a floor of 4.00%. Interest payments on the outstanding borrowings are due monthly. The Company may receive new borrowings on the A/R Revolver if supported by the borrowing base and may prepay borrowings under the Western Alliance Bank Loan Agreement at any time without premium or penalty, subject to certain notice requirements.

Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G, as lender (the “Super G Loan Agreement”), and received a term loan from Super G in an amount equal to $1,100,000, the proceeds of which were used to fund the Main Street Payoff (the “Super G Loan”). Borrowings under the Super G Loan Agreement were to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. During the year ended December 31, 2017, the Company made total principal and interest payments of $68,000 and $134,000, respectively, on the Super G Loan. The remaining principal balance as of December 31, 2017 was $1,032,000. On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Agreement and the Warrant to Purchase Shares of Common Stock, dated July 31, 2017, by and between the Company and the Lender, in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The Company funded the Super G Payoff with the net proceeds of its Series C Offering (defined below).

Series B Offering

In October 2017, pursuant to the Series B Offering, the Company closed a registered direct offering of 2,800 shares of its Series B Preferred Stock for total gross proceeds to the Company of $2,800,000. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share. The net proceeds to us from the sale of our securities in the Series B Offering were $2,280,000 after deducting offering expenses paid by us.

Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,531,000 after deducting offering expenses paid by us (the “Series C Offering”).

Future Capital Requirements

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will have sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. In connection with the Series B and Series C Offerings, we granted to the lead investor in each offering certain rights to approve future financings. There can be no assurance that the lead investors will provide consent, and therefore this requirement may make it difficult for us to raise capital, refinance indebtedness or borrow additional funds. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

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

Revenue Recognition.  Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed, and presented as required by Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition.” Revenues derived from other sources are recognized when services are provided or events occur.

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2017 and 2016, the Company recorded impairment charges of $6,000 and $11,000, respectively, primarily consisting of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Capitalized Software Costs. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2017, we capitalized internal-use software costs of $126,000 and we amortized $625,000 of these costs. For the year ended December 31, 2016, we capitalized internal-use software costs of $339,000 and we amortized $652,000 of these costs. During the years ended December 31, 2017 and 2016, we recorded impairment losses of $232,000 and $64,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates as a single reporting unit. The Company uses market-based approaches to determine the fair value of the reporting unit. These approaches use quoted market prices in active markets and revenue multiples for comparable companies. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective September 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2017, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $1,475,000 in the year ended December 31, 2017. The Company recorded a goodwill impairment charge of $600,000 in the year ended December 31, 2016. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. The remaining goodwill balance as of December 31, 2017 was $7,750,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets total $626,000 as December 31, 2017 and include the affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from eight years to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.” The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed its annual evaluation of intangible assets as of September 30, 2017 and determined that the fair value of the long-lived assets exceeds the carrying value, therefore no impairment charges were required for the year ended December 31, 2017.

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers.” The ASU relates to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The Company will adopt the guidance in the first quarter of 2018 using the modified-retrospective method.  Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for substantially all of its businesses to be unchanged, and that upon adoption revenue will generally continue to be recognized at a single point in time when control is transferred to the customer. The Company anticipates an immaterial impact to retained earnings upon adoption, as well as an immaterial balance sheet impact related to the classification of amounts associated with sales returns reserves.

In February 2016 the FASB issued ASU 2016-02, “Leases”. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 13, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our balance sheet upon adoption, which will increase our total assets and liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B. Other Information

On March 5, 2018, the Company entered into the Third Amendment (the “Amendment”) to its Business Financing Agreement, dated July 31, 2017, by and among the Company and GP Communications, LLC, a Delaware limited liability company, as borrowers, and Western Alliance Bank, an Arizona corporation, as lender (the “Western Alliance Bank Loan Agreement”). The Amendment amends the Western Alliance Bank Loan Agreement to, among other things, (i) remove financial covenants related to minimum levels of adjusted EBITDA and asset coverage ratios, (ii) increase maximum levels of capital expenditures, and (iii) add a covenant related to maintaining a minimum level of liquidity. This Amendment also provides that, effective March 5, 2018, all borrowings bear interest at the prime rate (4.50% as of March 5, 2018) plus 2.25% (or a total of 6.75% as of March 5, 2018) per year. Prior to this Amendment all borrowings under the Western Alliance Bank Loan Agreement bore interest at the prime rate plus 1.75% per year.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the complete text of the Amendment filed herewith as Exhibit 10.33, which is incorporated herein by reference.

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

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Glowpoint will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after December 31, 2017. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

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

4.4
Certificate of Designations, Preferences and Rights of Perpetual Series B Preferred Stock of Glowpoint (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

4.5
Certificate of Designations, Preferences and Rights of Perpetual Series B-1 Preferred Stock of Glowpoint (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

4.6
Warrant to Purchase Shares of Common Stock, by and between Glowpoint, Inc. and Super G Capital, LLC, dated as of July 31, 2017 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

4.7
Certificate of Designations of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2017, and incorporated herein by reference).

4.8
Certificate of Designations of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series C Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2018, and incorporated herein by reference).

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

10.8#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

10.9#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

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

10.12#	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).
10.13#	Form of Director Restricted Stock Unit Agreement (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).
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

10.22
First Amendment to Loan Agreement, dated February 27, 2015, by and among Glowpoint, Inc. and its subsidiaries and Main Street Capital Corporation, as administrative agent and collateral agent for itself and the other lenders from time to time party thereto (filed as Exhibit 10.26 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.23
Third Amended and Restated Nonnegotiable Promissory Note in favor of Shareholder Representative Services LLC, on behalf of the prior stockholders of Affinity VideoNet, Inc., dated as of February 27, 2015 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.24#	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.25
Payoff Letter, by and among Glowpoint, Inc., each of the company’s subsidiaries, Main Street Capital Corporation, and Main Street Equity Investments, Inc., dated as of July 21, 2017 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.26
Redemption Agreement, by and among Glowpoint, Inc., Main Street Equity Interests, Inc., Main Street Mezzanine Fund, LP, and Main Street Capital II, LP, dated as of July 27, 2017 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.27
Note Exchange Agreement, by and between Glowpoint, Inc. and Shareholder Representative Services LLC, dated as of July 31, 2017 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.28
Business Financing Agreement, by and among Glowpoint, Inc., GP Communications, LLC and Western Alliance Bank, dated as of July 31, 2017 (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.29
Business Loan and Security Agreement, by and among Glowpoint, Inc. and Super G Capital, LLC, dated as of July 31, 2017 (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.30	Form of Securities Purchase Agreement, dated October 23, 2017 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 23, 2017, and incorporated herein by reference).
10.31	Form of Securities Purchase Agreement, dated January 22, 2018 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 22, 2017, and incorporated herein by reference).
10.32
Business Financing Modification Agreement, by and among Glowpoint, Inc., GP Communications, LLC and Western Alliance Bank, dated as of January 18, 2018 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 22, 2018, and incorporated herein by reference).

10.33*	Business Financing Modification Agreement, by and among Glowpoint, Inc., GP Communications, LLC and Western Alliance Bank, dated as of March 5, 2018.
21.1	Subsidiaries of Glowpoint, Inc. (filed as Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

———————

# Constitutes a management contract, compensatory plan or arrangement.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 7th day of March 2018 in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP
Iselin, New Jersey
March 7, 2018

-F 1-

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$3,946	$1,140
Accounts receivable, net	1,220	1,635
Prepaid expenses and other current assets	715	978
Total current assets	5,881	3,753
Property and equipment, net	1,159	2,203
Goodwill	7,750	9,225
Intangibles, net	626	1,309
Other assets	8	10
Total assets	$15,424	$16,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,194	$10,660
Accounts payable	337	75
Accrued expenses and other liabilities	1,003	1,212
Accrued sales taxes and regulatory fees	259	395
Total current liabilities	2,793	12,342
Long-term liabilities:
Deferred tax liability	—	230
Long-term debt, net of current portion	369	—
Total long-term liabilities	369	230
Total liabilities	3,162	12,572
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at December 31, 2017 and 2016, respectively	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, 450 shares issued and outstanding and liquidation preference of $450 at December 31, 2017 and none at December 31, 2016	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 45,161,000 shares issued and 44,510,000 outstanding at December 31, 2017 and 36,659,000 shares issued and 36,455,000 outstanding at December 31, 2016	5	4
Treasury stock, 651,000 and 204,000 shares at December 31, 2017 and 2016, respectively	(352)	(219)
Additional paid-in capital	183,114	180,433
Accumulated deficit	(170,505)	(176,290)
Total stockholders’ equity	12,262	3,928
Total liabilities and stockholders’ equity	$15,424	$16,500

See accompanying notes to consolidated financial statements.
-F 2-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenue	$14,799	$19,218
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,606	11,682
Research and development	1,148	1,117
Sales and marketing	413	664
General and administrative	3,665	5,206
Impairment charges	1,713	675
Depreciation and amortization	1,621	1,959
Total operating expenses	17,166	21,303
Loss from operations	(2,367)	(2,085)
Interest and other (income) expense:
Interest expense and other, net	1,017	1,455
Gain on extinguishment of debt	(9,045)	—
Amortization of debt discount	106	72
Interest and other (income) expense, net	(7,922)	1,527
Income (loss) before income taxes	5,555	(3,612)
Income tax benefit	(230)	(79)
Net income (loss)	$5,785	$(3,533)
Preferred stock dividends	70	12
Net income (loss) attributable to common stockholders	$5,715	$(3,545)

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$0.15	$(0.10)
Diluted net income (loss) per share	$0.14	$(0.10)

Weighted-average number of common shares:
Basic	37,603	35,611
Diluted	41,440	35,611

See accompanying notes to consolidated financial statements.
-F 3-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2 and Series B Preferred Stock)

	Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2015	32	$—	—	—	35,889	$4	179	$(206)	$179,342	$(172,757)	$6,383
Net loss	—	—	—	—	—	—	—	—	—	(3,533)	(3,533)
Stock-based compensation	—	—	—	—	—	—	—	—	836	—	836
Equity issuance costs	—	—	—	—	—	—	—	—	(30)	—	(30)
Issuance of restricted stock	—	—	—	—	170	—	—	—	93	—	93
Issuance of stock for UTC settlement	—	—	—	—	600	—	—	—	204	—	204
Preferred stock dividends	—	—	—	—	—	—	—	—	(12)	—	(12)
Repurchase of common stock	—	—	—	—	—	—	25	(13)	—	—	(13)
Balance at December 31, 2016	32	—	—	—	36,659	4	204	(219)	180,433	(176,290)	3,928
Net income	—	—	—	—	—	—	—	—	—	5,785	5,785
Stock-based compensation	—	—	—	—	—	—	—	—	458	—	458
Issuance of preferred stock	—	—	2,800	—	—	—	—	—	2,280	—	2,280
Preferred stock conversion	—	—	(2,350)	—	8,393	1	—	—	(1)	—	—
Forfeited restricted stock	—	—	—	—	(14)	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	123	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(12)	—	(12)
Other equity issuance costs	—	—	—	—	—	—	—	—	(11)	—	(11)
Purchase of treasury stock	—	—	—	—	—	—	42	(12)	—	—	(12)
Purchase of treasury stock from Main Street Redemption Agreement	—	—	—	—	—	—	7,712	(2,313)	—	—	(2,313)
Issuance of shares from treasury for SRS Note Exchange	—	—	—	—	—	—	(7,307)	2,192	(33)	—	2,159
Balance at December 31, 2017	32	$—	450	$—	45,161	$5	651	$(352)	$183,114	$(170,505)	$12,262

See accompanying notes to consolidated financial statements.
-F 4-

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from Operating Activities:
Net income (loss)	$5,785	$(3,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,621	1,959
Bad debt expense (recovery)	(2)	20
Amortization of debt discount	106	72
Non-cash interest expense	213	—
Gain on debt extinguishment	(9,045)	—
Stock-based compensation	458	929
Stock-based expense	—	204
Impairment charges	1,713	675
Deferred tax benefit	(230)	(79)
Changes in assets and liabilities:
Accounts receivable	421	1,043
Prepaid expenses and other current assets	263	(425)
Other assets	2	1
Accounts payable	262	(310)
Accrued expenses and other liabilities	178	(327)
Accrued sales taxes and regulatory fees	(136)	(46)
Net cash provided by operating activities	1,609	183
Cash flows from Investing Activities:
Purchases of property and equipment	(133)	(382)
Net cash used in investing activities	(133)	(382)
Cash flows from Financing Activities:
Principal payments under borrowing arrangements	(605)	(400)
Proceeds from new loan agreements, net of expenses of $175	2,025	—
Payment of equity issuance costs	(45)	(12)
Proceeds from Series B preferred stock, net of expenses of $520	2,280	—
Purchase of treasury stock	(2,325)	(13)
Net cash provided by (used in) financing activities	1,330	(425)
Increase (decrease) in cash and cash equivalents	2,806	(624)
Cash at beginning of period	1,140	1,764
Cash at end of period	$3,946	$1,140

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$878	$1,116
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$1	$—
Extinguished debt and accrued interest in exchange for common stock	$2,192	$—
Recognition of prepaid equity issuance costs as additional paid-in capital	$—	$18
Accrued preferred stock dividends	$12	$12

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $3,000 and $32,000 at December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and debt obligations to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our debt obligations (see Note 9) approximate their fair values, which are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity.

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer

-F 6-

a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The fair value of the Super G warrant liability (see Notes 7 and 9) is considered to be Level 3 in the fair value hierarchy and was estimated using an option pricing model.

Revenue Recognition

Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24 month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed, and presented as required by ASC Topic 605 “Revenue Recognition”. Revenue derived from other sources are recognized when services are provided or events occur.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2017 and 2016, we included taxes of $546,000 and $830,000, respectively, in revenue and we included taxes of $542,000 and $1,070,000, respectively, in cost of revenue.

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

The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets (see Notes 5 and 6).

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2017, we capitalized internal-use software costs of $126,000 and we amortized $625,000 of these costs. For the year ended December 31, 2016, we capitalized internal-use software costs of $339,000 and we amortized $652,000 of these costs. During the years ended December 31, 2017 and 2016, we recorded impairment losses of $232,000 and

-F 7-

$64,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs relate to fees and expenses incurred in connection with entering into our debt agreements (see Note 9) and are amortized as interest expense over the contractual lives of the related credit facilities. As of December 31, 2017 and 2016, unamortized deferred financing costs of $138,000 and $125,000, respectively, are included as a direct reduction of the carrying amount of our debt.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers.” The ASU relates to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The Company will adopt the guidance in the first quarter of 2018 using the modified-retrospective method.  Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for substantially all of its businesses to be unchanged, and that upon adoption revenue will generally continue to be recognized at a single point in time when control is transferred to the customer. The Company anticipates an immaterial impact to retained earnings upon adoption, as well as an immaterial balance sheet impact related to the classification of amounts associated with sales returns reserves.

In February 2016 the FASB issued ASU 2016-02, “Leases”. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.

-F 8-

Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 13, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our balance sheet upon adoption, which will increase our total assets and liabilities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments” (Subtopic 230). This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. Management does not expect the adoption of ASU 2016-15 to have a material impact on our financial statements.

Note 2 - Liquidity

As of December 31, 2017, we had $3,946,000 of cash and working capital of $3,088,000. For the years ended December 31, 2017 and 2016, we generated net income of $5,785,000 and a net loss of $3,533,000, respectively, and net cash provided by operating activities of $1,609,000 and $183,000, respectively. For the year ended December 31, 2016, we generated cash flow from operations even though we incurred a net loss as our net loss included certain non-cash expenses that are added back to our cash flow from operations (as shown on our consolidated statements of cash flows). A substantial portion of our cash flow from operations during 2017 and 2016 was dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2017 and 2016, our cash flow from operations was reduced by $878,000 and $1,116,000, respectively, for interest payments on our then-existing indebtedness.

During the period from July 31, 2017 through January 26, 2018, the Company completed a series of transactions (each of which is described further in Notes 9, 10 and 19 below, as applicable) that improved our financial position and liquidity. We reduced our outstanding debt obligations from $11.5 million as of June 30, 2017 to $0.6 million as of January 31, 2018, while increasing our cash position from $1.1 million as of June 30, 2017 to $3.6 million as of January 31, 2018. The following is a summary of these transactions (and, where noted below, includes events subsequent to our fiscal year ending December 31, 2017):

•On July 31, 2017, the Company completed a recapitalization of its debt obligations which reduced debt and accrued interest obligations by $9,362,000.
•On October 24, 2017, the Company closed a registered direct offering of 2,800 shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for net proceeds of $2,280,000 (the “Series B Offering”).
•On January 2, 2018, the Company made a $200,000 principal payment on the Western Alliance Bank Loan Agreement (the “Western Alliance Bank Loan Payment”).
•On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,531,000 (the “Series C Offering”).
•On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (“the Super G Payoff”).

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it will have sufficient resources and cash flows to service its debt obligations and fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease

-F 9-

in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid insurance	$311	$321
Prepaid maintenance contracts	164	84
Prepaid software licenses	120	214
Other prepaid expenses	104	125
Due from vendors	10	—
Prepaid network costs	6	162
Prepaid taxes	—	72
Prepaid expenses and other current assets	$715	$978

Note 4 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016	Estimated Useful Life
Network equipment and software	$7,787	$10,588	3 to 5 Years
Computer equipment and software	3,165	3,059	3 to 4 Years
Leasehold improvements	87	87	(*)
Office furniture and equipment	268	269	5 to 10 Years
	11,307	14,003
Accumulated depreciation and amortization	(10,148)	(11,800)
Property and equipment, net	$1,159	$2,203
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $938,000 and $1,090,000 for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, the Company recorded asset impairment charges on property and equipment of $238,000 and $76,000, of which $232,000 and $64,000 pertained to capitalized software, respectively. The remaining impairments primarily consisted of furniture, network equipment, and leasehold improvements no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Note 5 - Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates as a single reporting unit. The Company uses market-based approaches to determine the fair value of the reporting unit. These approaches use quoted market prices in active markets and revenue multiples for comparable companies. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective September 30, 2017 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. As of September 30, 2017, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $1,475,000 in the year ended December 31, 2017. The Company recorded a goodwill impairment charge of $600,000 in the year ended December 31, 2016. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. The remaining goodwill balance as of December 31, 2017 was $7,750,000. The continued future decline of our revenue,

-F 10-

cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 6 - Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2017	2016	Estimated Useful Life
Customer relationships	$4,335	$4,335	5 Years
Affiliate network	994	994	12 Years
Trademarks	548	548	8 Years
	5,877	5,877
Accumulated amortization	(5,251)	(4,568)
Intangible assets, net	$626	$1,309

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The Company performed its evaluation of intangible assets as of September 30, 2017 and determined that the fair value of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the year ended December 31, 2017.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. Accumulated amortization as of December 31, 2017 consisted of $4,335,000 for customer relationships, $528,000 for affiliate network and $388,000 for trademarks. Related amortization expense was $683,000 and $869,000 for the years ended December 31, 2017 and 2016, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2018	$127
2019	127
2020	113
2021	69
2022	69
Thereafter	121
Total	$626

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred revenue	$393	$25
Super G Warrant liability	165	—
Accrued compensation costs	129	133
Other accrued expenses	80	6
Accrued communication costs	78	111
Accrued dividends on Series A-2 Preferred Stock	59	47
Deferred rent expense	46	71
Accrued professional fees	35	68
Accrued interest expense	18	658
Customer deposits	—	93
Accrued expenses and other liabilities	$1,003	$1,212

Note 8 - Accrued Sales Taxes and Regulatory Fees

-F 11-

Included in accrued sales taxes and regulatory fees are certain estimated sales and use taxes and regulatory fees and sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Actual payments may vary from our estimates. Accrued sales taxes and regulatory fees as of December 31, 2017 and 2016 were $259,000 and $395,000, respectively.

Note 9 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2017	2016
Main Street Term Loan	$—	$9,000
SRS Note	—	1,785
Western Alliance Bank A/R Revolver	800	—
Super G Loan	1,032	—
Unamortized debt discounts	(269)	(125)
Net carrying value	1,563	10,660
Less: current maturities, net of debt discount	(1,194)	(10,660)
Long-term obligations, net of debt discount	$369	$—

On July 31, 2017, the Company completed a recapitalization of its debt obligations as described further below (the “Debt Recapitalization”). In summary, the Debt Recapitalization resulted in: (i) the aggregate elimination of $11,562,000 of total debt and accrued interest obligations owed by the Company to Main Street Capital Corporation (“Main Street”) and Shareholder Representative Services LLC (“SRS”) and outstanding as of July 31, 2017, (ii) aggregate gross proceeds of $2,200,000 from new debt obligations of the Company with Western Alliance Bank and Super G Capital LLC (“Super G”) as of July 31, 2017, which proceeds were used to fund the Main Street Payoff (defined below), (iii) use of $350,000 of the Company’s cash and (iv) the reduction of outstanding shares of the Company’s common stock by a net amount of 404,587 shares. Therefore, as of July 31, 2017, there were no remaining obligations related to the Main Street Term Loan or SRS Note (each as defined below). The Company recorded a gain on debt extinguishment of $9,045,000 (which was net of the write off of $89,000 of unamortized debt discounts) during the year ended December 31, 2017 in connection with the Debt Recapitalization. The Company recorded the net 404,587 shares of common stock purchased to treasury stock in the net amount of $121,376 (equal to the stock price of $0.30 per share as of July 31, 2017).

Main Street Payoff Letter and Redemption Agreement

As of July 31, 2017, the Company had outstanding borrowings of $9,000,000 under a senior secured term loan facility (the “Main Street Term Loan”) with Main Street. Borrowings under the Main Street Term Loan were to mature on October 17, 2018 unless sooner terminated as provided in the loan agreement governing the Main Street Term Loan (the “Main Street Loan Agreement”). As of June 30, 2017, the Company was in default of certain covenants in the Main Street Loan Agreement. The interest rate on borrowings under the Main Street Term Loan was 12% per annum and interest payments were due monthly. As of July 31, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. On July 31, 2017, the Company and Main Street entered into (i) a payoff letter (the “Main Street Payoff Letter”) that terminated the $9,000,000 Main Street Term Loan and (ii) a Redemption Agreement (“the Main Street Redemption Agreement”) whereby the Company purchased the 7,711,517 shares of the Company’s common stock held by Main Street, in exchange for total cash payments from the Company of $2,550,000 (together the “Main Street Payoff”). On July 31, 2017, the Company funded the Main Street Payoff using $350,000 of the Company’s existing cash plus cash proceeds of $2,200,000 borrowed under loan agreements with Western Alliance Bank and Super G. The Company recorded the purchase of 7,711,517 shares of the Company’s common stock to treasury stock in the amount of $2,313,000 (equal to the stock price of $0.30 per share as of July 31, 2017) and recorded the $237,000 remaining amount of the Main Street Payoff as a principal repayment.

SRS Note Exchange Agreement

As of July 31, 2017, the Company had outstanding total obligations of $2,562,000 (consisting of $1,785,000 of principal and $777,000 of accrued interest) under a promissory note (the “SRS Note”) that the Company issued to SRS in connection with the 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), which was amended in February 2015. The maturity date of the SRS Note was July 6, 2017 and the interest rate on the SRS Note was 15% per annum. Payment of all interest earned after March 1,

-F 12-

2015 was also due on July 6, 2017. In June 2017, SRS granted the Company a waiver of the final installment for 60 days. The SRS Note was subordinate to borrowings under the Main Street Loan Agreement, and was only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. On July 31, 2017, the Company and SRS entered into a Note Exchange Agreement (the “SRS Note Exchange Agreement’) to extinguish the $2,562,000 of obligations on the SRS Note in exchange for 7,306,930 shares of the Company’s common stock (the “SRS Note Exchange”). The Company recorded the issuance of 7,306,930 shares of the Company’s common stock from treasury stock in the amount of $2,192,000 (equal to the stock price of $0.30 per share as of July 31, 2017).

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provides the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver is limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base includes 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $600,000 at closing, and which stepped down to $400,000 on October 1, 2017 and, to $200,000 on January 2, 2018, and steps down to $0 on April 1, 2018) (“the Non-Formula Amount”). On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount, the proceeds of which were used to fund the Main Street Payoff. During the year ended December 31, 2017, the Company made payments of $100,000 on the A/R Revolver and $200,000 on the Non-Formula Amount. All loans under the A/R Revolver mature on July 31, 2019 (unless such loans are not supported by the borrowing base, in which case any loans exceeding the borrowing base must be immediately repaid). Given the step-down of the Non-Formula Amount as described above, the Company made a principal payment of $200,000 on January 2, 2018 and will be required to make the final mandatory $200,000 prepayment on April 1, 2018. The Western Alliance Bank Loan Agreement provides that all borrowings bear interest at the prime rate (4.50% as of December 31, 2017) plus 1.75% (or a total of 6.25% as of December 31, 2017) per year. The prime rate is subject to a floor of 4.00%. Interest payments on the outstanding borrowings are due monthly. The Company may receive new borrowings on the A/R Revolver if supported by the borrowing base and may prepay borrowings under the Western Alliance Bank Loan Agreement at any time without premium or penalty, subject to certain notice requirements. As of December 31, 2017, the total borrowings on the A/R Revolver were $800,000 (including $400,000 on the Non-Formula Amount) and we had additional availability of $200,000.

The obligations of the Company under the Western Alliance Bank Loan Agreement are secured by substantially all of the assets of the Company and its subsidiary, including accounts receivable, intellectual property, equipment and other personal property. The Western Alliance Bank Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to incur additional debt, guarantee debt, sell assets, make certain investments in, or loans to, third parties, make distributions or grant or permit the creation of any liens or other encumbrances on collateral. The Western Alliance Bank Loan Agreement also requires that we comply with certain financial covenants, including maintaining a specified asset coverage ratio, minimum levels of adjusted EBITDA, maximum levels of capital expenditures, minimum revenues, and minimum amounts of unrestricted cash held with Western Alliance Bank. As of December 31, 2017, the Company was in compliance with all required covenants. On March 5, 2018, the Western Alliance Bank Loan Agreement was amended to, among other things, (i) remove financial covenants related to minimum levels of adjusted EBITDA and asset coverage ratios, (ii) increase maximum levels of capital expenditures, and (iii) add a covenant related to maintaining a minimum level of liquidity. This amendment also provides that, effective March 5, 2018, all borrowings bear interest at the prime rate (4.50% as of March 5, 2018) plus 2.25% (or a total of 6.75% as of March 5, 2018) per year. The Western Alliance Bank Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable.

Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G, as lender (the “Super G Loan Agreement”), and received a term loan from Super G in an amount equal to $1,100,000, the proceeds of which were used to fund the Main Street Payoff (the “Super G Loan”). Borrowings under the Super G Loan Agreement were to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. The effective interest rate of the Super G Loan is approximately 33%. During the year ended December 31, 2017, the Company made total principal and interest payments of $68,000 and $134,000, respectively, on the Super G Loan. The remaining principal balance as of December 31, 2017 was $1,032,000.

-F 13-

On July 31, 2017, the Company also issued a warrant that entitled Super G to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Super G Warrant”). The Super G Warrant had a three year term and provided that if the profit on such warrants was not equal to at least $165,000 over the term of the warrants, then at the end of the three year term, the Company would pay an exit fee equal to the difference between $165,000 and the amount of profit recognized. As of December 31, 2017, no warrants were exercised. The $165,000 fair value of this warrant has been recorded as a derivative liability in “Accrued Expenses and Other Liabilities” on our Consolidated Balance Sheet as of December 31, 2017. The derivative was originally recorded as a discount to the carrying amount of the debt as of December 31, 2017. The warrant liability is revalued on each balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using an option pricing model. During 2017 there was no change to the fair value of the warrant liability.

On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant, dated July 31, 2017, by and between the Company and the lender, in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The Company funded the Super G Payoff with the net proceeds of its Series C Offering (described further below in Note 19). In connection with the Super G Payoff, the related warrant liability and corresponding debt discount were eliminated in January 2018.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was for $339,000. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt. During the year ended December 31, 2017 the Company amortized $70,000 of the debt discount to interest expense. The unamortized debt discount as of December 31, 2017 is $269,000.

During the year ended December 31, 2017 total amortization of the debt discounts related to the Main Street Term Loan and SRS Note were $36,000, respectively, which is recorded in “Interest and Other Expense, Net” on our Consolidated Statements of Operations.

Future maturities of debt were estimated as follows as of December 31, 2017 (not considering the Super G Payoff described above) (in thousands):

	Western Alliance Bank	Super G Loan	Total
2018	$800	$570	$1,370
2019	—	462	462
	$800	$1,032	$1,832

Note 10 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2017, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding(the “Series A-2 Preferred Stock”); (iii) 2,800 shares of Series B Preferred Stock authorized and 450 shares issued and outstanding; (iv) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (v) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.40 as of December 31, 2017. Therefore, each share of Series A-2 Preferred Stock is convertible into 3,128 shares of common stock as of December 31, 2017. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the year ended December 31, 2017, the Series B Offering resulted in an adjustment to the Series A-2 Preferred Stock conversion price from $2.98 to $2.40, resulting in a beneficial conversion amount of $58,000 which has been recorded in additional paid-in capital. In January 2018, the Series C Offering (described further below in Note 19) resulted in an adjustment to the Series A-2 Preferred Stock conversion price from $2.40 to $2.16, resulting in a beneficial conversion amount of $24,000 which will be recorded in additional paid-in capital.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value. Once dividend payments commence, all dividends are payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an

-F 14-

aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2017 and 2016, the Company has recorded $59,000 and $47,000, respectively, in accrued dividends on the accompanying Consolidated Balance Sheets related to the Series A-2 Preferred Stock.

Series B Offering

In October 2017 pursuant to the Series B Offering, the Company closed a registered direct offering of 2,800 shares of its Series B Preferred Stock for total gross proceeds to the Company of $2,800,000. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share. The net proceeds to us from the sale of our securities in this offering were $2,280,000 after deducting offering expenses paid by us. During the year ended December 31, 2017, 2,350 shares of Series B Preferred Stock were converted to 8,392,857 shares of the Company’s common stock. As of December 31, 2017, 450 shares of Series B Preferred Stock remain issued and outstanding. During February 2018, 50 shares of Series B Preferred Stock were converted to 178,571 shares of the Company’s common stock. As of the filing of this Report, 400 shares of Series B Preferred Stock remain issued and outstanding.

The Company has agreed to provide the Purchasers a right of participation for up to 100% of any future offering of its common stock or other securities or equity linked debt obligations for 24 months following the closing date. In addition, the Company agreed to expand the size of the Company’s board of directors to six members and to appoint a new independent director agreeable to the lead investor in the offering (the “Lead Investor”). Subject to limited exceptions, for as long as at least 333 shares of Series B Preferred Stock remain outstanding and unconverted (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations and subdivisions or similar events occurring after the date of the Purchase Agreement with respect to the Series B Preferred Stock), the Company may not issue any common stock or convertible securities (or modify any of the foregoing that may be outstanding) to any person, or incur any debt, without the express written consent of the Lead Investor.

In addition, the Company has agreed that it will not enter into certain “fundamental transactions,” including transactions constituting a change of control of the Company, certain reorganization transactions or a sale of all or substantially all of the Company’s assets, except as pursuant to written agreements in form and substance satisfactory to the holders of a majority of the outstanding shares of Series B Preferred Stock including the Lead Investor and on terms with respect to the Series B Preferred Stock as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series B Preferred Stock.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $2.16 conversion price of the Series A-2 Preferred Stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $1.16 fair value of the common stock on the issuance date of the Series A-2 Preferred Stock.

Note 11 - Stock Based Compensation

Glowpoint 2014 Stock Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. During the year ended December 31, 2017, no awards were granted under the 2014 Plan. As of December 31, 2017, 1,368,000 shares are available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

-F 15-

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2017, options to purchase a total of 1,202,000 shares of common stock and 171,000 shares of restricted stock were outstanding under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect accordance with their terms. As of December 31, 2017, options to purchase a total of 500 shares of common stock were outstanding under the 2000 Plan.

Stock Options

For the years ended December 31, 2017 and 2016, no stock options were granted; therefore, no fair value assumptions are presented herein for the years ended December 31, 2017 and 2016. A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2017 and 2016 is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2015	1,269	$1.98	960	$1.99
Expired	(15)	1.52
Forfeited	(32)	1.83
Options outstanding, December 31, 2016	1,222	1.99	1,198	1.99
Expired	(11)	2.42
Forfeited	(9)	1.87
Options outstanding and exercisable, December 31, 2017	1,202	$1.99	1,202	$1.99

Additional information as of December 31, 2017 is as follows (options in thousands):

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.90 – $1.44	56	4.97	$0.93
$1.45 – $1.96	109	4.92	1.54
$1.97 – $2.04	881	5.01	1.98
$2.05 – $2.60	55	4.06	2.20
$2.61 – $3.02	101	4.18	3.02
	1,202	4.89	$1.99

Stock-based compensation expense relating to stock option awards was $18,000 and $361,000 for the years ended December 31, 2017 and 2016, respectively and was recorded in general and administrative expenses.

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at December 31, 2017 as all options were vested.

Restricted Stock Awards

-F 16-

A summary of restricted stock granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2017 and 2016, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2015	261	$1.58
Granted	170	0.55
Vested	(68)	1.67
Unvested restricted stock outstanding, December 31, 2016	363	1.58
Vested	(9)	1.47
Forfeited	(13)	1.47
Unvested restricted stock outstanding, December 31, 2017	341	$1.06

The number of restricted stock awards vested during the year ended December 31, 2017 includes 3,200 shares withheld and repurchased by the Company on behalf of employees to satisfy $1,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2017.

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenue	$6	$7
Research and development	5	5
General and administrative	47	149
	$58	$161

During the year ended December 31, 2016, the Company recorded $93,000 in stock-based compensation expense related to 170,000 shares of restricted stock awards issued during 2016.

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

The remaining unrecognized stock-based compensation expense for restricted stock awards at December 31, 2017 was $155,000. Of this amount, $18,000 relates to time-based awards with a remaining weighted average period of 8 months. The remaining $137,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined AEBITDA targets.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2017 and 2016, is presented below (shares in thousands):

-F 17-

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2015	2,164	$1.02
Granted	2,261	0.43
Vested	(387)	0.92
Forfeited	(842)	1.00
Unvested restricted stock units outstanding, December 31, 2016	3,196	0.62
Vested	(725)	0.42
Forfeited	(719)	0.94
Unvested restricted stock units outstanding, December 31, 2017	1,752	$0.57

As of December 31, 2017, 988,000 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs. As of December 31, 2017, there were 1,108,000 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of December 31, 2017, there were 644,000 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenue	$38	$35
Research and development	54	39
Sales and marketing	9	8
General and administrative	281	325
	$382	$407

The remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2017 was $467,000. Of this amount, $164,000 relates to time-based awards with a remaining weighted average period of 4 months. The remaining $303,000 of unrecognized stock based compensation expense relates to performance-based awards for which expense will be recognized upon the Company achieving defined revenue and AEBITDA targets over fiscal years 2017 through 2019.

There was no tax benefit recognized for stock-based compensation expense for the years ended December 31, 2017 and 2016. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 12 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2017 and 2016, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net income (loss) per share. Unvested RSUs are not included in calculations of basic net income (loss) per share, as they are not considered issued and outstanding at time of grant.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2016, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

-F 18-

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	December 31,
Numerator:	2017	2016
Net income (loss)	$5,785	$(3,533)
Less: preferred stock dividends	70	12
Net income (loss) attributable to common stockholders	$5,715	$(3,545)
Denominator:
Weighted-average number of shares of common stock for basic net income (loss) per share	37,603	35,611
Add effect of dilutive securities:
Unvested RSUs	1,752	—
Unvested restricted stock	341	—
Shares of common stock issuable upon conversion of preferred stock	1,706	—
Warrants	38	—
Weighted-average number of shares of common stock for diluted net income (loss) per share	41,440	35,611
Basic net income (loss) per share	$0.15	$(0.10)
Diluted net income (loss) per share	$0.14	$(0.10)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended
	December 31,
	2017	2016
Unvested RSUs	—	3,196
Stock options outstanding	1,202	1,222
Unvested restricted stock awards	—	363
Shares of common stock issuable upon conversion of Series A-2 preferred stock	—	79
Warrants	512	—

Note 13 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2017 and 2016 were $279,000 and $287,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2018	$308
2019	88
2020	23
$419

Note 14 - Major Customers

-F 19-

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. For the year ended December 31, 2017, two major customers accounted for 23% and 16%, respectively, of our total revenue, and accounted for 65% and 1%, respectively, of our outstanding accounts receivable as of December 31, 2017. For the year ended December 31, 2016, two major customers accounted for 16% and 12%, respectively, of our total revenue. In January 2017, our largest customer filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. This customer paid us in full for our services throughout 2017 and emerged from Chapter 11 in December 2017. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Note 15 - Geographical Data
For the years ended December 31, 2017 and 2016, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016
Domestic	$10,393	$14,070
Foreign	4,406	5,148
	$14,799	$19,218
Long-lived assets were 100% located in domestic markets during both years ended December 31, 2017 and 2016.
Note 16 - Income Taxes

The following table sets forth income before taxes and the income tax (benefit) expense (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	$—	$—
	—	—
Deferred:
Federal	(212)	(73)
State	(18)	(6)
	(230)	(79)
Income tax (benefit) expense	$(230)	$(79)

Our effective tax rate differs from the statutory federal tax rate as shown in the following table (in thousands):

	Year Ended December 31,
	2017	2016
U.S. federal income taxes at the statutory rate	$1,945	$(1,264)
State taxes, net of federal effects	146	(108)
Permanent differences	(244)	10
Impact of state tax rate change to deferred	—	(36)
Other, including effect of Tax Cuts and Jobs Act	1,725	(28)
Change in valuation allowance	(3,802)	1,347
Income tax (benefit) expense	$(230)	$(79)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities is presented below (in thousands):

-F 20-

	December 31,
	2017	2016
Deferred tax assets:
Tax benefit of operating loss carry forward	$7,942	$11,612
Reserves and allowances	1	12
Accrued expenses	73	35
Charitable contributions	134	198
Stock-based compensation	802	1,098
Fixed assets	—	102
Goodwill	144	—
Intangible amortization	61	—
Texas margin tax temporary credit	233	239
Total deferred tax assets	9,390	13,296
Valuation allowance	(9,390)	(13,192)
Net deferred tax assets	$—	$104

Deferred tax liabilities:
Goodwill	—	230
Intangible amortization	—	104
Total deferred tax liabilities	$—	$334

Net deferred tax liability	$—	$(230)

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2017 is a decrease of $3,802,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of $1.9 million of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the NOL carryforwards could be subject to further limitation. At December 31, 2017, we had federal NOL carryforwards of $32,226,000 available to offset future federal taxable income which expire in various amounts from 2018 through 2036. The Company also has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a semi-territorial system, a change in the treatment of operating loss carryforwards generated subsequent to 2017 fiscal year as well as other changes. As a result of enactment of the legislation, the Company recorded a one-time change to its deferred tax assets and related valuation allowance. As the Company has a full valuation allowance such change did not impact the Company’s results of operations or financial position.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017 and 2016.

-F 21-

The federal and state tax returns for the years ending December 31, 2016, 2015 and 2014 are currently open and the tax return for the year ended December 31, 2017 will be filed by September 2018.

Note 17 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2017 and 2016 were $69,000 and $82,000, respectively.

Note 18 - Related Party Transactions

The Company purchased technology consulting services during 2016 from Nectar Services Corporation, (“Nectar”). David Giangano, who serves on the Board of Directors for the Company, is an officer of Nectar. No fees were paid to Nectar during the year ended December 31, 2017. Related party consulting fees of $11,000 were paid to Nectar during the year ended December 31, 2016. There were no outstanding payables due to Nectar as of December 31, 2017.

As of July 31, 2017, Peter Holst, the Company’s President and CEO and a prior stockholder of Affinity, held a 27.3% interest in the SRS Note, which was issued to SRS on behalf of the prior stockholders of Affinity in October 2012. See Note 9 for a description of the terms of the SRS Note and a discussion of the Debt Recapitalization. As of July 31, 2017, there were no remaining obligations related to the SRS Note. Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,806,087 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.387 per share). The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors.

As of July 31, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. Main Street was the Company’s senior debt lender (see Note 9). On July 31, 2017, the Company purchased the 7,711,517 shares of common stock from Main Street. See Note 9 for a discussion of the Debt Recapitalization.

Note 19 - Subsequent Events

Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,531,000 after deducting offering expenses paid by us (the “Series C Offering”). The Company funded the Super G Payoff with the net proceeds of its Series C Offering (described further above in Note 9).

The Company has agreed to provide the purchasers, during the period that the purchasers continue to hold Series C Preferred Stock, a right of participation for up to 100% of any future offering of its common stock or other securities or equity linked debt obligations for up to 24 months following the closing date. Subject to limited exceptions, for as long as at least $500,000 of stated value of Series C Preferred Stock remain outstanding and unconverted (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations and subdivisions or similar events occurring after the date of the Purchase Agreement with respect to the Series C Preferred Stock), the Company shall not issue any common stock or convertible securities (or modify any of the foregoing that may be outstanding) to any person at a price per share less than $0.30, or incur any debt, without the express written consent of the Lead Investor.

In addition, the Company has agreed that it will not enter into certain “fundamental transactions,” including transactions constituting a change of control of the Company, certain reorganization transactions or a sale of all or substantially all of the Company’s assets, except as pursuant to written agreements in form and substance satisfactory to the holders of a majority of the outstanding shares of Series C Preferred Stock including the Lead Investor and on terms with respect to the Series C Preferred Stock as set forth in the Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series C Preferred Stock.

On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant, dated July 31, 2017, by and between the Company and the lender, in exchange for total cash payments from

-F 22-

the Company of $1,269,000 (the “Super G Payoff”) (see Note 9). The Company funded the Super G Payoff with the net proceeds of its Series C Offering.

During February 2018, 325 shares of Series C Preferred Stock were converted to 1,083,333 shares of the Company’s common stock and 50 shares of Series B Preferred Stock were converted to 178,571 shares of the Company’s common stock. As of the filing of this Report, 1,425 shares of Series C Preferred Stock remain issued and outstanding and 400 shares of Series B Preferred Stock remain issued and outstanding.

-F 23-