Form 10-Q
period 2018-03-31
GLOWPOINT, INC.
filed 2018-05-09
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2018 was 46,484,975.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; evolution of our customer solutions and our service platforms; our anticipated capital expenditures; our ability to fund operations; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity securities; our ability to continue as a going concern; and adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our services;

•	customer renewal rates;

•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services,

•	potential federal and state regulatory actions;

•	our need for and the availability of adequate working capital;

•	our ability to innovate technologically;

•	our ability to satisfy the standards for continued listing on the NYSE American;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and

•
our management’s ability to execute its plans, strategies and objectives for future operations, including but not limited to transforming our product line to more automated / software-based solutions in order for us to service the rapidly evolving video communications market.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$3,068	$3,946
Accounts receivable, net	1,295	1,220
Prepaid expenses and other current assets	696	715
Total current assets	5,059	5,881
Property and equipment, net	1,007	1,159
Goodwill	7,100	7,750
Intangibles, net	594	626
Other assets	8	8
Total assets	$13,768	$15,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,194
Accounts payable	309	337
Accrued expenses and other liabilities	714	1,003
Accrued sales taxes and regulatory fees	247	259
Total current liabilities	1,270	2,793
Long term liabilities:
Long term debt, net of current portion	—	369
Total long term liabilities	—	369
Total liabilities	1,270	3,162
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at March 31, 2018 and December 31, 2017	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, 375 shares issued and outstanding and liquidation preference of $375 at March 31, 2018 and 450 shares issued and outstanding and liquidation preference of $450 at December 31, 2017	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 1,275 shares issued and outstanding and liquidation preference of $1,275 at March 31, 2018 and none at December 31, 2017	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 47,318,000 issued and 46,485,000 outstanding at March 31, 2018 and 45,161,000 issued and 44,510,000 outstanding at December 31, 2017	5	5
Treasury stock, 833,000 and 651,000 shares at March 31, 2018 and December 31, 2017, respectively	(405)	(352)
Additional paid-in capital	184,688	183,114
Accumulated deficit	(171,790)	(170,505)
Total stockholders’ equity	12,498	12,262
Total liabilities and stockholders’ equity	$13,768	$15,424

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$3,474	$4,080
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,147	2,448
Research and development	250	287
Sales and marketing	177	140
General and administrative	898	1,016
Impairment charges	650	—
Depreciation and amortization	232	459
Total operating expenses	4,354	4,350
Loss from operations	(880)	(270)
Interest and other expense, net	(405)	(371)
Loss before income taxes	(1,285)	(641)
Income tax expense	—	(27)
Net loss	(1,285)	(668)
Preferred stock dividends	3	3
Net loss attributable to common stockholders	$(1,288)	$(671)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted-average number of shares of common stock:
Basic and diluted	46,232	36,181

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2017	32	$—	450	$—	—	—	45,161	$5	651	$(352)	$183,114	$(170,505)	$12,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,285)	(1,285)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	50
Issuance of preferred stock, net of expenses	—	—	—	—	1,750	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(75)	—	(475)	—	1,851	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	306	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	—	—	182	(53)	—	—	(53)
Balance at March 31, 2018	32	$—	375	$—	1.275	$—	47,318	$5	833	$(405)	$184,688	$(171,790)	$12,498

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,285)	$(668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	232	459
Bad debt expense (recovery)	5	(4)
Amortization of debt discount, net of gain on extinguishment	104	18
Stock-based compensation	50	164
Impairment charges	650	—
Deferred tax provision	—	27
Changes in assets and liabilities:
Accounts receivable	(80)	(2)
Prepaid expenses and other current assets	19	(60)
Accounts payable	(28)	83
Accrued expenses and other liabilities	(127)	56
Accrued sales taxes and regulatory fees	(12)	(55)
Net cash provided by (used in) operating activities	(472)	18
Cash flows from investing activities:
Purchases of property and equipment	(48)	(36)
Net cash used in investing activities	(48)	(36)
Cash flows from financing activities:
Principal payments under borrowing arrangements	(1,832)	—
Proceeds from Series C Preferred Stock issuance, net of expenses of $223	1,527	—
Purchase of treasury stock	(53)	(12)
Net cash used in financing activities	(358)	(12)
Decrease in cash and cash equivalents	(878)	(30)
Cash at beginning of period	3,946	1,140
Cash at end of period	$3,068	$1,110

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$316	$266

Non-cash investing and financing activities:
Accrued preferred stock dividends	$3	$3

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 - Business Description and Significant Accounting Policies

Business Description

Glowpoint, Inc. (“Glowpoint,” “we,” “us,” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium sized enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2017. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2017 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2017 and notes thereto included in the Company's fiscal 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2018 (the “2017 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2017 10-K.

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605. We did not record an adjustment to opening accumulated deficit as of January 1, 2018 as the cumulative impact of adopting Topic 606 was not material. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the three months ended March 31, 2018 was not material as a result of applying Topic 606.

In August 2016, the FASB issued ASU No. 2016-15, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this guidance effective January 1, 2018, and this guidance did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We have adopted this guidance effective January 1, 2018, and this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016 the FASB issued ASU 2016-02, “Leases”. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 10, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our balance sheet upon adoption, which will increase our total assets and liabilities.

Note 2 - Liquidity and Going Concern

As of March 31, 2018, we had $3,068,000 of cash, working capital of $3,789,000 and no debt. For the three months ended March 31, 2018, we incurred a net loss of $1,285,000 and used $472,000 of net cash in operating activities. During the three months ended March 31, 2018 and the year ended December 31, 2017, a substantial portion of our cash flow from operations has been dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the three months ended March 31, 2018 and 2017, our cash flow from operations was reduced by $316,000 and $266,000, respectively, for interest payments on our then-existing indebtedness.

During the three months ended March 31, 2018, the Company completed a series of transactions (each of which is described further in Notes 6 and 7 below, as applicable) that improved our financial position and reduced the outstanding principal on our debt obligations from $1.8 million as of December 31, 2017 to $0 as of March 31, 2018. The following is a summary of these transactions:

•On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,527,000 (the “Series C Offering”).
•On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (“the Super G Payoff”).
•During the three months ended March 31, 2018, the Company made total principal payments of $800,000 on the Western Alliance Bank Loan Agreement, resulting in no outstanding debt as of March 31, 2018.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures in 2018 as compared to 2017, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The respective lead investors of the 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Preferred Stock have certain rights to approve future financings. There can be no assurance that the lead investors will provide the required approvals, which may affect our ability to raise capital, refinance indebtedness or borrow additional funds on terms we deem advisable, or at all. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Note 3 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and equipment, net” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three months ended March 31, 2018, we capitalized $48,000 of internal-use software costs. For the three months ended March 31, 2018 and 2017, we amortized $131,000 and $157,000, respectively, of these costs. During the three months ended March 31, 2018 and 2017, we recorded no impairment losses related to capitalized software.

Note 4 - Goodwill & Intangibles

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. As of March 31, 2018, the Company considered the declines in our revenue and stock price to be a triggering event for an interim goodwill impairment test. The Company operates as a single reporting unit and used market-based approaches to determine the fair value of the reporting unit. These approaches used quoted market prices in active markets and revenue multiples for comparable companies. As of March 31, 2018, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded a goodwill impairment charge of $650,000 in the three months ended March 31, 2018. This charge is recognized as “Impairment charges” on our Condensed Consolidated Statements of Operations. The remaining goodwill balance as of March 31, 2018 was $7,100,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying value of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed an evaluation of intangible assets as of March 31, 2018 and determined that the fair value of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the three months ended March 31, 2018.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Other accrued expenses	$264	$316
Accrued compensation costs	227	129
Accrued marketing expense	136	—
Deferred revenue	87	393
Super G Warrant liability	—	165
Accrued expenses and other liabilities	$714	$1,003

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Western Alliance Bank A/R Revolver	$—	$800
Super G Loan	—	1,032
Unamortized debt discounts	—	(269)
Net carrying value	—	1,563
Less: current maturities, net of debt discount	—	(1,194)
Long-term obligations, net of debt discount	$—	$369

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provided the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver was limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base included 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $400,000 at December 31, 2017, and which stepped down to $200,000 on January 1, 2018, and to $0 on April 1, 2018) (“the Non-Formula Amount”). The Western Alliance Bank Loan Agreement provided that all borrowings would bear interest at the prime rate (4.75% as of March 31, 2018) plus 2.25% (or a total of 7.00% as of March 31, 2018) per year. The prime rate was subject to a floor of 4.00%. Interest payments on the outstanding borrowings were due monthly. On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount. During the three months ended March 31, 2018, the Company made total principal payments of $800,000 on the A/R Revolver (including $400,000 on the Non-Formula Amount). As of March 31, 2018, there were no outstanding borrowings on the A/R Revolver and we had availability of $764,000. All loans under the A/R Revolver were to mature on July 31, 2019 (unless such loans are not supported by the borrowing base, in which case any loans exceeding the borrowing base must be immediately repaid). As of March 31, 2018, the Company was in compliance with all required covenants under the Western Alliance Bank Loan Agreement. On May 8, 2018, the Company terminated the Western Alliance Bank Loan Agreement.

Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G Capital, LLC (“Super G”), as lender (the “Super G Loan Agreement”) and received a term loan from Super G in an amount equal to $1,100,000 (the “Super G Loan”). Borrowings under the Super G Loan Agreement were to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and approximately $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. The effective interest rate of the Super G Loan was approximately 33%.

On July 31, 2017, the Company also issued a warrant that entitled Super G to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Super G Warrant”). The Super G Warrant had a three year term and if the profit on such warrants was not equal to at least $165,000 over the term of the warrants, at the end of the three year term, the Company was required to pay an exit fee equal to the difference between $165,000 and the amount of profit recognized. During the three months ended March 31, 2018, no warrants were exercised. The $165,000 fair value of this warrant was recorded as a derivative liability and as a discount to the carrying amount of the debt as of December 31, 2017.

On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The total obligations to Super G at the time of the Super G Payoff was $1,434,000, including principal, accrued and remaining interest due over the term of the Super G Loan, and the Super G Warrant Liability. Therefore, the Company recorded a gain on extinguishment of the debt of $165,000, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. In connection with the Super G Payoff, the related warrant liability and corresponding debt discount were eliminated during the three months ended March 31, 2018. As of March 31, 2018, there are no outstanding obligations related to the Super G Loan.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was $339,000, comprised of $174,000 of debt issuance costs and $165,000 related to the Super G Warrant. This debt discount was being amortized to interest expense using the effective interest method over the term of the debt. During the three months ended March 31, 2018, the Company amortized $269,000 of the debt discount, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. As of March 31, 2018, there is no remaining unamortized debt discount.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of March 31, 2018, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of Series B Preferred Stock authorized and 375 shares issued and outstanding; (iv) 1,750 shares of Series C Preferred Stock authorized and 1,275 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.16 as of March 31, 2018. Therefore, each share of Series A-2 Preferred Stock is convertible into 3,472 shares of common stock as of March 31, 2018. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the three months ended March 31, 2018, the Series C Offering resulted in an adjustment to the Series A-2 Preferred Stock conversion price from $2.40 to $2.16 per share.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, since January 1, 2013, has been entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2018, the Company has recorded $62,000 in accrued dividends in “Accrued expenses and other liabilities” on the accompanying Condensed Consolidated Balance Sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at our option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Preferred Stock

In October 2017, the Company closed a registered direct offering of 2,800 shares of its Series B Preferred Stock for total gross proceeds to the Company of $2,800,000. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share. During the three months ended March 31, 2018, 75 shares of Series B Preferred Stock were converted to 268,000 shares of the Company’s common stock. As of March 31, 2018, 375 shares of Series B Preferred Stock remain issued and outstanding. The Series B Preferred Stock is pari passu with the Company’s issued and outstanding shares of Series C Preferred Stock.

Subject to certain exceptions, the Company has agreed to provide the holders of Series B Preferred Stock a right of participation for up to 100% of any future offering of its common stock or other securities or equity linked debt obligations until October 2019. In addition, the Company agreed to expand the size of the Company’s board of directors to six members and to appoint a new independent director agreeable to the lead investor in the offering (the “Lead Investor”). Subject to limited exceptions, for as long as at least 333 shares of Series B Preferred Stock remain outstanding and unconverted (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations and subdivisions or similar events occurring after the date of the Purchase Agreement with respect to the Series B Preferred Stock), the Company may not issue any common stock or convertible securities (or modify any of the foregoing that may be outstanding) to any person, or incur any debt, without the express written consent of the Lead Investor.

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

Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,527,000 after deducting offering expenses paid by us. During the three months ended March 31, 2018, 475 shares of Series C Preferred Stock were converted to 1,583,000 shares of the Company’s common stock. As of March 31, 2018, 1,275 shares of Series C Preferred Stock remain issued and outstanding. The Series C Preferred Stock is pari passu with the Company’s issued and outstanding shares of Series B Preferred Stock.

Subject to certain exceptions, the Company has agreed to provide the purchasers, during the period that the purchasers continue to hold Series C Preferred Stock, a right of participation for up to 100% of any future offering of its common stock or other securities or equity linked debt obligations until January 2020. Subject to limited exceptions, for as long as at least $500,000 of stated value of Series C Preferred Stock remain outstanding and unconverted (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations and subdivisions or similar events occurring after the date of the Purchase Agreement with respect to the Series C Preferred Stock), the Company shall not issue any common stock or convertible securities (or modify any of the foregoing that may be outstanding) to any person at a price per share less than $0.30, or incur any debt, without the express written consent of the Lead Investor.

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

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. As of March 31, 2018, 1,824,000 shares were available for issuance under the 2014 Plan. In April 2018, 1,310,000 restricted stock units were granted under the 2014 Plan, leaving 514,000 shares available for issuance under the 2014 Plan. On April 12, 2018, the Company's compensation committee recommended, and the Company's board of directors adopted, subject to stockholder approval, an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock available for issuance under the 2014 Plan by 3,000,000 shares (the "Amendment"), enabling the continued use of the 2014 Plan for share-based awards. The Company is seeking stockholder approval of the Amendment in connection with its 2018 Annual Meeting of Stockholders to be held on May 31, 2018.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of March 31, 2018, options to purchase a total of 1,191,000 shares of common stock and 113,000 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of March 31, 2018, options to purchase a total of 500 shares of common stock were outstanding under the 2000 Plan. No shares are available for issuance under the 2000 Plan.

Stock Options

For the three months ended March 31, 2018, no stock options were granted; therefore, no fair value assumptions are presented herein. A summary of stock options expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2018, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2017	1,202	$1.99	1,202	$1.99
Expired	(1)	2.30
Forfeited	(9)	1.61
Options outstanding, March 31, 2018	1,192	$1.99	1,192	$1.99

Stock-based compensation expense related to stock options was $0 and $18,000 for the three months ended March 31, 2018 and 2017, respectively, and was recorded to general and administrative expenses. There is no remaining unrecognized stock-based compensation expense for stock options as of March 31, 2018.

Restricted Stock Awards

A summary of unvested restricted stock awards outstanding as of, and changes made during, the three months ended March 31, 2018, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2017	341	$1.06
Vested	(228)	0.84
Unvested restricted stock outstanding, March 31, 2018	113	$1.49

The number of restricted stock awards vested during the three months ended March 31, 2018 includes 78,000 shares withheld and repurchased by the Company from employees to satisfy $20,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of March 31, 2018.

Stock-based compensation expense related to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$—	$2
Research and development	—	1
General and administrative	10	12
	$10	$15

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2018 was $144,000. Of this amount, $7,000 relates to time-based awards with a remaining weighted average period of 1.23 years. The remaining $137,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon it becoming probable that the Company will achieve defined financial targets.

Restricted Stock Units

A summary of unvested restricted stock units (“RSUs”) outstanding as of, and changes made during, the three months ended March 31, 2018, is presented below (shares in thousands):

	RSUs	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2017	1,752	$0.57
Vested	(306)	0.51
Forfeited	(456)	0.28
Unvested restricted stock units outstanding, March 31, 2018	990	$0.72

As of March 31, 2018, 988,000 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of March 31, 2018, 546,000 unvested RSUs have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of March 31, 2018, 443,000 unvested RSUs have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$5	$12
Research and development	10	14
Sales and marketing	2	4
General and administrative	23	100
	$40	$130

The remaining unrecognized stock-based compensation expense for RSUs as of March 31, 2018 was $419,000. Of this amount $118,000 relates to time-based RSUs with a remaining weighted average period of 0.47 years. The remaining $301,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon it becoming probable that the Company achieves defined financial targets for fiscal year 2018.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2018 and 2017, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2018 and 2017, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(1,285)	$(668)
Less: preferred stock dividends	3	3
Net loss attributable to common stockholders	$(1,288)	$(671)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	46,232	36,181
Basic and diluted net loss per share	$(0.03)	$(0.02)

The weighted-average number of shares for the three months ended March 31, 2018 and 2017 includes 988,000 and 517,000 shares of vested RSUs, respectively, as discussed in Note 8.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock units	742	2,938
Unvested restricted stock awards	113	354
Outstanding stock options	1,192	1,222
Shares of common stock issuable upon conversion of Series A-2 Preferred	79	79
Shares of common stock issuable upon conversion of Series B Preferred	1,339	—
Shares of common stock issuable upon conversion of Series C Preferred	4,250	—

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three months ended March 31, 2018 and 2017 was $77,000 and $74,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2018, are as follows (in thousands):

Year Ending December 31,
Remaining 2018	$231
2019	88
2020	23
$342

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended March 31, 2018, two major customers represented 24% and 23%, respectively of our revenue and represented 13% and 59%, respectively, of our accounts receivable balance at March 31, 2018. For the three months ended March 31, 2017, the same two major customers represented 16% and 21%, respectively, of our revenue.

Note 12 - Geographical Data
For the three months ended March 31, 2018 and 2017, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Domestic	$2,269	$2,853
Foreign	1,205	1,227
Total Revenue	$3,474	$4,080
Long-lived assets were 100% located in domestic markets as of March 31, 2018 and December 31, 2017.
Note 13 - Subsequent Events

As of March 31, 2018, there were no outstanding borrowings under the Company’s A/R Revolver with Western Alliance Bank and we had availability of $764,000. On May 8, 2018, the Company entered into a payoff letter with Western Alliance Bank that terminated the Western Alliance Bank Loan Agreement. See “Part II. Item 5. Other Information” below for additional information regarding the termination of the Western Alliance Bank Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Glowpoint, Inc. (“Glowpoint,” “we,” “us,” or the “Company”) is a managed service provider of video collaboration and network applications. Our services are designed to provide a comprehensive suite of automated and concierge applications to simplify the user experience and expedite the adoption of video as the primary means of collaboration. Our customers include Fortune 1000 companies, along with small and medium sized enterprises in a variety of industries. We market our services globally through a multi-channel sales approach that includes direct sales and channel partners. The Company was formed as a Delaware corporation in May 2000. The Company operates in one segment and therefore segment information is not presented.

We experienced significant declines in revenue during 2017, 2016 and 2015 that have continued into the three months ended March 31, 2018. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry.

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,527,000 (the “Series C Offering”). On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (“the Super G Payoff”). Also, during the three months ended March 31, 2018, the Company paid off all remaining debt with Western Alliance Bank.

As of March 31, 2018, the Company had $3,068,000 in cash and no debt. With a strengthened balance sheet, the Company currently expects to fund investments in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. The Company intends to release new services in the summer of 2018 that leverage our core strengths in information technology (“IT”) service management and are focused on automation and microlearning (or short bursts of focused information necessary to help a learner achieve a specific actionable objective). However, there can be no assurance that the Company will be successful in generating significant revenue with these new services, and the Company may be unable to grow revenue and may continue to experience declines in revenue in the future. In addition, as the Company continues to transform into a service-led organization, revenue attributable to its core and legacy product lines and services has declined. The Company has worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on generating positive cash flow from operations and investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. If the Company fails in its effort to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins.

See further discussion of the Company’s business, future plans and liquidity in “Results of Operations” and “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended March 31, 2018 (the “2018 Quarter”) compared to Three Months Ended March 31, 2017 (the “2017 Quarter”)

Revenue. Total revenue decreased $606,000 to $3,474,000 (or 15%) in the 2018 Quarter from $4,080,000 in the 2017 Quarter. This decrease is mainly attributable to: (i) a decrease of $506,000 in revenue from video collaboration services and (ii) a decrease of $338,000 in revenue from network services, partially offset by an increase of $238,000 in revenue from professional and other services. The following table summarizes the changes in components of our revenue and the significant changes in revenue are discussed in more detail below.

	Three Months Ended
	March 31,
	($ in thousands)
	2018	2017
Revenue
Video collaboration services	$1,944	$2,450
Network services	1,185	1,523
Professional and other services	345	107
Total revenue	$3,474	$4,080

•
Revenue for video collaboration services decreased $506,000 (or 21%) to $1,944,000 in the 2018 Quarter from $2,450,000 in the 2017 Quarter. This decrease is mainly attributable to the following: (i) 48% of this decrease is due to lower revenue for existing customers (either from reductions in price or level of services); (ii) 37% of this decrease is due to lower demand for video meeting suites as a result of increased usage of desktop and mobile video products and technologies; and (iii) 15% of this decrease is due to loss of customers to competition between 2017 and 2018.

•
Revenue for network services decreased $338,000 (or 22%) to $1,185,000 in the 2018 Quarter from $1,523,000 in the 2017 Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•
Revenue for professional and other services increased $238,000 (or 222%) to $345,000 in the 2018 Quarter from $107,000 in the 2017 Quarter. The increase is mainly attributable to resale of video equipment.

We expect that the year-over-year negative revenue trend for the 2017 Quarter to the 2018 Quarter for video collaboration services and network services will continue for the remainder of 2018 given the dynamic and competitive environment for our services, and due to expected limited adoption of our planned new services in 2018. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “2017 10-K”) for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

Cost of revenue decreased to $2,147,000 in the 2018 Quarter from $2,448,000 in the 2017 Quarter. This $301,000 decrease in cost of revenue is mainly attributable to lower costs associated with the $606,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2018 Quarter: personnel costs, network costs, taxes, and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, was 62% and 60% for the 2018 Quarter and 2017 Quarter, respectively. This increase in cost of revenue as a percentage of revenue is mainly attributable to an increase in revenue for resale of equipment (in professional and other services) at relatively lower gross margins than our core services.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $250,000 in the 2018 Quarter from $287,000 in the 2017 Quarter. This decrease is mainly attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $177,000 in the 2018 Quarter from $140,000 in the 2017 Quarter. This increase is primarily attributable to an increase in third party marketing costs of $56,000, partially offset by lower headcount and corresponding personnel costs of $18,000.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased $118,000 to $898,000 in the 2018 Quarter from $1,016,000 in the 2017 Quarter. This decrease is primarily attributable to lower stock-based compensation expense of $98,000, and a decrease in administrative and overhead costs of $38,000, partially offset by an increase in personnel costs of $16,000. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Impairment Charges. Impairment charges on goodwill in the 2018 Quarter were $650,000, as compared to none in the 2017 Quarter. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $232,000 in the 2018 Quarter from $459,000 in the 2017 Quarter. This $227,000 decrease is mainly attributable to lower amortization expense of $185,000 as certain intangible assets became fully amortized in the third quarter of 2017.

Loss from Operations. The Company recorded a loss from operations of $880,000 in the 2018 Quarter as compared to a loss from operations of $270,000 in the 2017 Quarter. The $610,000 increase in our loss from operations from the 2017 Quarter to the 2018 Quarter is mainly attributable to a $606,000 decrease in revenue, a $650,000 increase in impairment charges on goodwill, partially offset by decreases in cost of revenue, general and administrative expenses and depreciation and amortization as discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had $3,068,000 of cash and working capital of $3,789,000. For the three months ended March 31, 2018, we incurred a net loss of $1,285,000 and used $472,000 of net cash in operating activities. During the three months ended March 31, 2018 and the year ended December 31, 2017 a substantial portion of our cash flow from operations has been dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the three months ended March 31, 2018 and 2017, our cash flow was reduced by $316,000 and $266,000, respectively, for interest payments on our then-existing indebtedness. During the three months ended March 31, 2018, the Company reduced the outstanding principal on our debt obligations from $1.8 million as of December 31, 2017 to $0 as of March 31, 2018.

Net cash used in investing activities for the three months ended March 31, 2018 was $48,000 and primarily represented capitalized internal-use software costs.

Net cash used in financing activities for the three months ended March 31, 2018 was $358,000, primarily attributable to (i) $1,032,000 of aggregate principal payments on the Super G Loan Agreement, (ii) $800,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement, and (iii) $53,000 for repurchase of treasury stock from employees to satisfy minimum statutory tax withholding requirements, partially offset by $1,527,000 of net proceeds from the Series C Offering.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures in 2018 as compared to 2017, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The respective lead investors of the 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Preferred Stock have certain rights to approve future financings. There can be no assurance that the lead investors will provide the required approvals, which may affect our ability to raise capital, refinance indebtedness or borrow additional funds on terms we deem advisable, or at all. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

Other than the adoption of Topic 606, there have been no changes to our critical accounting policies during the three months ended March 31, 2018. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the footnotes thereto, each included in our 2017 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and filed with the Securities and Exchange Commission on March 7, 2018. There have been no material changes to these risks during the three months ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

During the period covered by this Report, the Company repurchased 182,000 shares of the Company’s common stock (and recorded such shares in treasury stock) from employees to satisfy $53,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share
January 1 – 31, 2018	67,000	$0.36
February 1 – 28, 2018	—	$—
March 1 – 31, 2018	115,000	$0.25
Total	182,000	$0.29
____________________________________
(1) All shares purchased by the Company during the period covered by this report were purchased from employees to offset $53,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.
(2) As of March 31, 2018, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 113,000 shares of restricted stock, 1,192,000 stock options, 990,000 restricted stock units, plus 1,824,000 shares yet to be granted under the 2014 Equity Incentive Plan as of March 31, 2018. See Note 8 to the Company’s condensed consolidated financial statements included elsewhere herein for information regarding certain actions taken by the Company with respect to its 2014 Equity Incentive Plan subsequent to March 31, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.02. Termination of a Material Definitive Agreement

As of March 31, 2018 and May 8, 2018, the Company had no outstanding principal or accrued interest due under the Business Financing Agreement (as amended, the “Western Alliance Bank Loan Agreement”), dated July 31, 2017, by and among the Company and GP Communications, LLC, a Delaware limited liability company (the “Subsidiary”), as borrowers, and Western Alliance Bank, an Arizona corporation, as lender (the “Lender”).

On May 8, 2018, the Company, the Subsidiary and the Lender entered into a payoff letter that terminated the Western Alliance Bank Loan Agreement. The Company did not pay any premiums or penalties in connection with its voluntary prepayment and termination of the Western Alliance Bank Loan Agreement.

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
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

5/9/2018	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

5/9/2018	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)