Form 10-Q
period 2018-06-30
GLOWPOINT, INC.
filed 2018-08-09
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 47,908,000.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018, as well as under “Part II. Item 1A. Risk Factors” in this Report. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; evolution of our customer solutions and our service platforms; our anticipated capital expenditures; our ability to fund operations; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity securities; our ability to continue as a going concern; and adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$2,678	$3,946
Accounts receivable, net	1,473	1,220
Prepaid expenses and other current assets	547	715
Total current assets	4,698	5,881
Property and equipment, net	1,027	1,159
Goodwill	5,575	7,750
Intangibles, net	562	626
Other assets	8	8
Total assets	$11,870	$15,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,194
Accounts payable	303	337
Accrued expenses and other liabilities	447	1,003
Accrued sales taxes and regulatory fees	204	259
Total current liabilities	954	2,793
Long term debt, net of current portion	—	369
Total liabilities	954	3,162
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at June 30, 2018 and December 31, 2017	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, 375 shares issued and outstanding and liquidation preference of $375 at June 30, 2018 and 450 shares issued and outstanding and liquidation preference of $450 at December 31, 2017	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 1,275 shares issued and outstanding and liquidation preference of $1,275 at June 30, 2018 and none at December 31, 2017	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 47,318,000 issued and 46,485,000 outstanding at June 30, 2018 and 45,161,000 issued and 44,510,000 outstanding at December 31, 2017	5	5
Treasury stock, 833,000 and 651,000 shares at June 30, 2018 and December 31, 2017, respectively	(404)	(352)
Additional paid-in capital	184,794	183,114
Accumulated deficit	(173,479)	(170,505)
Total stockholders’ equity	10,916	12,262
Total liabilities and stockholders’ equity	$11,870	$15,424

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$3,293	$3,856	$6,767	$7,936
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	1,930	2,261	4,077	4,709
Research and development	225	292	475	579
Sales and marketing	43	160	220	300
General and administrative	1,064	862	1,962	1,878
Impairment charges	1,525	—	2,175	—
Depreciation and amortization	185	460	417	919
Total operating expenses	4,972	4,035	9,326	8,385
Loss from operations	(1,679)	(179)	(2,559)	(449)
Interest and other expense, net	(10)	(384)	(415)	(755)
Loss before income taxes	(1,689)	(563)	(2,974)	(1,204)
Income tax expense	—	(27)	—	(54)
Net loss	(1,689)	(590)	(2,974)	(1,258)
Preferred stock dividends	3	3	6	6
Net loss attributable to common stockholders	$(1,692)	$(593)	$(2,980)	$(1,264)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Weighted-average number of shares of common stock:
Basic and diluted	47,359	37,168	46,802	37,168

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2017	32	$—	450	$—	—	—	45,161	$5	651	$(352)	$183,114	$(170,505)	$12,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,974)	(2,974)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	159	—	159
Issuance of preferred stock, net of expenses	—	—	—	—	1,750	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(75)	—	(475)	—	1,851	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	306	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Purchase of treasury stock	—	—	—	—	—	—	—	—	182	(52)	—	—	(52)
Balance at June 30, 2018	32	$—	375	$—	1.275	$—	47,318	$5	833	$(404)	$184,794	$(173,479)	$10,916

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,974)	$(1,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	417	919
Bad debt expense (recovery)	14	(14)
Amortization of deferred financing costs	—	36
Amortization of debt discount, net of gain on extinguishment	104	—
Stock-based compensation	159	280
Impairment charges	2,175	5
Deferred tax provision	—	54
Changes in assets and liabilities:
Accounts receivable	(268)	(47)
Prepaid expenses and other current assets	168	42
Accounts payable	(34)	36
Accrued expenses and other liabilities	(395)	18
Accrued sales taxes and regulatory fees	(55)	(42)
Net cash provided by (used in) operating activities	(689)	29
Cash flows from investing activities:
Purchases of property and equipment	(222)	(60)
Net cash used in investing activities	(222)	(60)
Cash flows from financing activities:
Principal payments under borrowing arrangements	(1,832)	—
Proceeds from Series C Preferred Stock issuance, net of expenses of $223	1,527	—
Purchase of treasury stock	(52)	(12)
Net cash used in financing activities	(357)	(12)
Decrease in cash and cash equivalents	(1,268)	(43)
Cash at beginning of period	3,946	1,140
Cash at end of period	$2,678	$1,097

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$318	$542

Non-cash investing and financing activities:
Accrued preferred stock dividends	$6	$6

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The December 31, 2017 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2017 and notes thereto included in the Company's fiscal 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2018 (the “2017 10-K”).

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

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recognizes revenue using the five-step model as prescribed by Topic 606:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies a performance obligation.

Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. Our network services are offered to our customers on a monthly subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605. We did not record an adjustment to opening accumulated deficit as of January 1, 2018 as the cumulative impact of adopting Topic 606 was not material. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the three and six months ended June 30, 2018 was not material as a result of applying Topic 606. Deferred revenue as of June 30, 2018 totaled $60,000 as certain performance obligations were not satisfied as of this date. During the three and six months ended, the Company recorded $27,000 and $333,000 of revenue that was included in deferred revenue as of March 31, 2018 and December 31, 2017, respectively. The Company disaggregates its revenue by geographic region, see Note 12 for more information.

Recently Issued Accounting Pronouncements

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended. The guidance introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under Topic 842, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, including the use of practical expedients, we expect our operating leases, as disclosed in Note 10, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our balance sheet upon adoption, which will increase our total assets and liabilities.

In June 2018 the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)”. The guidance simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should apply to all new awards granted after the date of adoption. We are currently evaluating the effect of adopting this guidance on our consolidated financial statements and related disclosures.

Note 2 - Liquidity and Going Concern

As of June 30, 2018, we had $2,678,000 of cash, working capital of $3,744,000 and no debt. For the six months ended June 30, 2018, we incurred a net loss of $2,974,000 and used $689,000 of net cash in operating activities. During the six months ended June 30, 2018 and the year ended December 31, 2017, a substantial portion of our cash flow from operations had been dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the six months ended June 30, 2018 and 2017, our cash flow was reduced by $318,000 and $542,000, respectively, for cash interest payments on our then-existing indebtedness.

During the six months ended June 30, 2018, the Company completed a series of transactions (each of which is described further in Notes 6 and 7 below, as applicable) that improved our financial position and reduced the outstanding principal on our debt obligations from $1.8 million as of December 31, 2017 to $0 as of June 30, 2018. The following is a summary of these transactions:

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
•During the six months ended June 30, 2018, the Company made total principal payments of $800,000 on the Western Alliance Bank Loan Agreement, resulting in no outstanding debt as of June 30, 2018.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the amount of shares repurchased under the Company’s stock repurchase program, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures in 2018 as compared to 2017, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The respective lead investors of the 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Preferred Stock have certain rights to approve future financings. There can be no assurance that the lead investors will provide the required approvals, which may affect our ability to raise capital, refinance indebtedness or borrow additional funds on terms we deem advisable, or at all. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Note 3 - Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and equipment, net” on our condensed consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the three and six months ended June 30, 2018, we capitalized $128,000 and $176,000, respectively, of internal-use software costs and we amortized $86,000 and $217,000, respectively, of these costs. For the three and six months ended June 30, 2017, we capitalized $24,000 and $58,000, respectively, of internal-use software costs and we amortized $163,000 and $320,000, respectively, of these costs. During the three and six months ended June 30, 2018 and 2017, we recorded no impairment losses related to capitalized software.

Note 4 - Goodwill & Intangibles

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment”. We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. As of each March 31, 2018 and June 30, 2018, the Company considered the declines in our revenue and stock price to be a triggering event for an interim goodwill impairment test. The Company operates as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of June 30, 2018. In order to determine the market capitalization, the Company used the trailing 20 day volume weighted average price (“VWAP”) of its stock as of June 30, 2018. As of each March 31, 2018 and June 30, 2018, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded goodwill impairment charges of $1,525,000 and $2,175,000, respectively, in the three and six months ended June 30, 2018. These charges are recognized as “Impairment charges” on our Condensed Consolidated Statements of Operations. The remaining goodwill balance as of June 30, 2018 was $5,575,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying value of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed an evaluation of intangible assets as of March 31, 2018 and determined that the undiscounted cash flows of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the three and six months ended June 30, 2018.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation costs	$188	$129
Other accrued expenses	134	257
Accrued dividends	65	59
Deferred revenue	60	393
Super G Warrant liability	—	165
Accrued expenses and other liabilities	$447	$1,003

Note 6 - Debt

Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Western Alliance Bank A/R Revolver	$—	$800
Super G Loan	—	1,032
Unamortized debt discounts	—	(269)
Net carrying value	—	1,563
Less: current maturities, net of debt discount	—	(1,194)
Long-term obligations, net of debt discount	$—	$369

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provided the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver was limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base, as defined. The Western Alliance Bank Loan Agreement provided that all borrowings would bear interest at the prime rate plus 2.25%. Interest payments on the outstanding borrowings were due monthly. On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement. During the six months ended June 30, 2018, the Company repaid all outstanding amounts. On May 8, 2018, the Company terminated the Western Alliance Bank Loan Agreement.

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

On July 31, 2017, the Company also issued a warrant that entitled Super G to purchase 550,000 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), at an exercise price of $0.30 per share (the “Super G Warrant”). The Super G Warrant had a three year term and if the profit on such warrants was not equal to at least $165,000 over the term of the warrants, at the end of the three year term, the Company was required to pay an exit fee equal to the difference between $165,000 and the amount of profit recognized. During the six months ended June 30, 2018, no warrants were exercised. The $165,000 fair value of this warrant was recorded as a derivative liability and as a discount to the carrying amount of the debt on issuance.

On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The total obligations to Super G at the time of the Super G Payoff was $1,434,000, including principal, accrued and remaining interest due over the term of the Super G Loan, and the Super G Warrant Liability. Therefore, the Company recorded a gain on extinguishment of the debt of $165,000, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. In connection with the Super G Payoff, the related warrant liability and corresponding debt discount were eliminated during the six months ended June 30, 2018. As of June 30, 2018, there are no outstanding obligations related to the Super G Loan.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was $339,000, comprised of $174,000 of debt issuance costs and $165,000 related to the Super G Warrant. This debt discount was being amortized to interest expense using the effective interest method over the term of the debt. During the three and six months ended June 30, 2018, the Company amortized $269,000 of the debt discount, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. As of June 30, 2018, there is no remaining unamortized debt discount.

Note 7 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of June 30, 2018, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of Series B Preferred Stock authorized and 375 shares issued and outstanding; (iv) 1,750 shares of Series C Preferred Stock authorized and 1,275 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.16 as of June 30, 2018. Therefore, each share of Series A-2 Preferred Stock is convertible into 3,472 shares of common stock as of June 30, 2018. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the six months ended June 30, 2018, the Series C Offering resulted in an adjustment to the Series A-2 Preferred Stock conversion price from $2.40 to $2.16 per share, resulting in a beneficial conversion amount of $24,000 which has been recorded in additional paid-in capital.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, since January 1, 2013, has been entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of June 30, 2018, the Company has recorded $65,000 in accrued dividends in “Accrued expenses and other liabilities” on the accompanying Condensed Consolidated Balance Sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Preferred Stock

In October 2017, the Company closed a registered direct offering of 2,800 shares of its Series B Preferred Stock for total gross proceeds to the Company of $2,800,000. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share. During the six months ended June 30, 2018, 75 shares of Series B Preferred Stock were converted to 268,000 shares of the Company’s common stock. As of June 30, 2018, 375 shares of Series B Preferred Stock remain issued and outstanding. The Series B Preferred Stock is pari passu with the Company’s issued and outstanding shares of Series C Preferred Stock.

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

Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,527,000 after deducting offering expenses paid by us. During the six months ended June 30, 2018, 475 shares of Series C Preferred Stock were converted to 1,583,000 shares of the Company’s common stock. As of June 30, 2018, 1,275 shares of Series C Preferred Stock remain issued and outstanding. See Note 13 to these condensed consolidated financial statements for information regarding conversions of Series C Preferred Stock occurring subsequent to June 30, 2018. The Series C Preferred Stock is pari passu with the Company’s issued and outstanding shares of Series B Preferred Stock.

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

Note 8 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. At the 2018 Annual Meeting of Stockholders held on May 31, 2018, the Company’s stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock available for issuance under the 2014 Plan by 3,000,000 shares (the "Amendment"). As of June 30, 2018, 3,421,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of June 30, 2018, options to purchase a total of 1,188,000 shares of common stock and 113,000 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of June 30, 2018, options to purchase a total of 500 shares of common stock were outstanding under the 2000 Plan. No shares are available for issuance under the 2000 Plan.

Stock Options

For the six months ended June 30, 2018, no stock options were granted; therefore, no fair value assumptions are presented herein. A summary of stock options expired and forfeited under our stock incentive plans and stock options outstanding as of, and changes made during, the six months ended June 30, 2018, is presented below (shares in thousands):

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2017	1,202	$1.99	1,202	$1.99
Expired	(3)	2.45
Forfeited	(10)	1.63
Options outstanding, June 30, 2018	1,189	$1.99	1,189	$1.99

Stock-based compensation expense related to stock options was $0 for the three and six months ended June 30, 2018. Stock-based compensation expense related to stock options was $0 and $18,000, respectively, for the three and six months ended June 30, 2017, and was recorded to general and administrative expenses. There is no remaining unrecognized stock-based compensation expense for stock options as of June 30, 2018.

Restricted Stock Awards

A summary of unvested restricted stock awards outstanding as of, and changes made during, the six months ended June 30, 2018, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2017	341	$1.06
Vested	(228)	0.84
Unvested restricted stock outstanding, June 30, 2018	113	$1.49

The number of restricted stock awards vested during the six months ended June 30, 2018 includes 78,000 shares withheld and repurchased by the Company from employees to satisfy $20,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of June 30, 2018.

Stock-based compensation expense related to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$—	$2	$—	$4
Research and development	—	1	—	2
General and administrative	2	12	12	24
	$2	$15	$12	$30

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of June 30, 2018 was $143,000. Of this amount, $6,000 relates to time-based awards with a remaining weighted average period of 0.98 years. The remaining $137,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon it becoming probable that the Company will achieve defined financial targets.

Restricted Stock Units

A summary of unvested restricted stock units (“RSUs”) outstanding as of, and changes made during, the six months ended June 30, 2018, is presented below (shares in thousands):

	RSUs	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2017	1,752	$0.57
Granted	1,410	0.22
Vested	(306)	0.51
Forfeited	(463)	0.28
Unvested restricted stock units outstanding, June 30, 2018	2,393	$0.72

As of June 30, 2018, 988,000 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of June 30, 2018, 1,528,000 unvested RSUs have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of June 30, 2018, 865,000 unvested RSUs have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$12	$8	$17	$19
Research and development	18	14	28	29
Sales and marketing	2	—	4	4
General and administrative	75	80	98	180
	$107	$102	$147	$232

The remaining unrecognized stock-based compensation expense for RSUs as of June 30, 2018 was $611,000. Of this amount $154,000 relates to time-based RSUs with a remaining weighted average period of 0.11 years. The remaining $457,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon it becoming probable that the Company achieves defined financial targets for fiscal year 2018 and 2019.

Note 9 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at June 30, 2018 and 2017, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and six months ended June 30, 2018 and 2017, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (decrease our net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,689)	$(590)	$(2,974)	$(1,258)
Less: preferred stock dividends	3	3	6	6
Net loss attributable to common stockholders	$(1,692)	$(593)	$(2,980)	$(1,264)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	47,359	37,168	46,802	37,168
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.03)

The weighted-average number of shares includes 988,000 shares of vested RSUs, respectively, as discussed in Note 8.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2018	2017
Unvested restricted stock units	2,393	2,387
Unvested restricted stock awards	113	354
Outstanding stock options	1,189	1,208
Shares of common stock issuable upon conversion of Series A-2 Preferred	79	79
Shares of common stock issuable upon conversion of Series B Preferred	1,339	—
Shares of common stock issuable upon conversion of Series C Preferred	4,250	—

Note 10 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 2018 and March 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three and six months ended June 30, 2018 were $73,000 and $148,000, respectively. Rent expense for the three and six months ended June 30, 2017 were $74,000 and $147,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of June 30, 2018, are as follows (in thousands):

Year Ending December 31,
Remaining 2018	$154
2019	88
2020	23
$265

Note 11 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended June 30, 2018, two major customers represented 19% and 25%, respectively, of our revenue. For the six months ended June 30, 2018, the same major customers represented 21% and 24%, respectively, of our revenue and represented 13% and 57%, respectively, of our accounts receivable balance at June 30, 2018. For the three months ended June 30, 2017, two major customers represented 15% and 23%, respectively, of our revenue. For the six months ended June 30, 2017, the same major customers represented 16% and 22%, respectively, of our revenue.

Note 12 - Geographical Data
For the three and six months ended June 30, 2018 and 2017, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$2,238	$2,734	$4,495	$5,587
Foreign	1,055	1,122	2,272	2,349
Total Revenue	$3,293	$3,856	$6,767	$7,936
Long-lived assets were 100% located in domestic markets as of June 30, 2018 and December 31, 2017.
Note 13 - Subsequent Events
Glowpoint, Inc. Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s common stock. Under the Company’s Stock Repurchase Program, repurchases of common stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the common stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares and may be suspended, modified, or terminated at any time.
Conversions of Series C Preferred Stock
In July 2018, 500 shares of Series C Preferred Stock were converted to 1,666,666 shares of the Company’s common stock, leaving 775 shares of Series C Preferred Stock issued and outstanding as of the filing of this Report.
NYSE American Deficiency Letter
As previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that the Company was not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide. See “Part II. Item 1A. Risk Factors” below for further information regarding the Deficiency Letter.

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

We experienced significant declines in revenue during 2017, 2016 and 2015 that have continued into the six months ended June 30, 2018. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry.

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,527,000 (the “Series C Offering”). On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (“the Super G Payoff”). Also, during the six months ended June 30, 2018, the Company paid off all remaining debt with Western Alliance Bank.

As of June 30, 2018, the Company had $2,678,000 in cash and no debt. With a strengthened balance sheet, the Company currently expects to fund investments in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. The Company intends to release new services in 2018 that leverage our core strengths in information technology (“IT”) service management and are focused on automation and microlearning (or short bursts of focused information necessary to help a learner achieve a specific actionable objective). However, there can be no assurance that the Company will be successful in generating significant revenue with these new services, and the Company may be unable to grow revenue and may continue to experience declines in revenue in the future. In addition, as the Company continues to transform into a service-led organization, revenue attributable to its core and legacy product lines and services has declined. The Company has worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company is focused on investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. If the Company fails in its effort to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins.

See further discussion of the Company’s business, future plans and liquidity in “Results of Operations” and “Liquidity and Capital Resources” below.

Results of Operations

Three and Six Months Ended June 30, 2018 (the “2018 Second Quarter” and the “2018 First Half”, respectively) compared to Three and Six Months Ended June 30, 2017 (the “2017 Second Quarter” and the “2017 First Half”, respectively)

Revenue. Total revenue decreased $563,000 to $3,293,000 (or 15%) in the 2018 Second Quarter from $3,856,000 in the 2017 Second Quarter. Total revenue decreased $1,169,000 to $6,767,000 (or 15%) in the 2018 First Half from $7,936,000 in the 2017 First Half. These decreases are mainly attributable to: (i) decreases of $326,000 and $831,000 between the 2018 Second Quarter and 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively, in revenue from video collaboration services and (ii) decreases of $288,000 and $626,000 between the 2018 Second Quarter and 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively, in revenue from network services, partially offset by increases of $51,000 and $288,000 between the 2018 Second Quarter and 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively, in revenue from professional and other services. The following table summarizes the changes in components of our revenue and the significant changes in revenue are discussed in more detail below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Video collaboration services	$2,016	$2,342	$3,960	$4,791
Network services	1,152	1,440	2,337	2,963
Professional and other services	125	74	470	182
Total revenue	$3,293	$3,856	$6,767	$7,936

•
Revenue for video collaboration services decreased $326,000 (or 14%) to $2,016,000 in the 2018 Second Quarter from $2,342,000 in the 2017 Second Quarter, and decreased $831,000 (or 17%) to $3,960,000 in the 2018 First Half from $4,791,000 in the 2017 First Half. These decreases are mainly attributable to the following: (i) lower revenue from existing customers (either from reductions in price or level of services), which account for 36% and 37% of the decreases between the 2018 Second Quarter and the 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively; (ii) lower demand for video meeting suites as a result of increased usage of desktop and mobile video products and technologies, which account for 45% and 40% of the decreases between the 2018 Second Quarter and the 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively; and (iii) loss of customers to competition, which account for 24% and 18% of the decreases between the 2018 Second Quarter and the 2017 Second Quarter and the 2018 First Half and the 2017 First Half, respectively.

•
Revenue for network services decreased $288,000 (or 20%) to $1,152,000 in the 2018 Second Quarter from $1,440,000 in the 2017 Second Quarter, and $626,000 (or 21%) to $2,337,000 in the 2018 First Half from $2,963,000 in the 2017 First Half. These decreases are mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•
Revenue for professional and other services increased $51,000 (or 69%) to $125,000 in the 2018 Second Quarter from $74,000 in the 2017 Second Quarter, and $288,000 (or 158%) to $470,000 in the 2018 First Half from $182,000 in the 2017 First Half. These increases are mainly attributable to resale of video equipment.

We expect that the year-over-year negative revenue trend for the 2017 First Half to the 2018 First Half for video collaboration services and network services will continue for the second half of 2018 given the dynamic and competitive environment for our services. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “2017 10-K”) for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

Cost of revenue decreased to $1,930,000 in the 2018 Second Quarter from $2,261,000 in the 2017 Second Quarter. This $331,000 (or 15%) decrease in cost of revenue is mainly attributable to lower costs associated with the $563,000 decrease in revenue during the same period. Cost of revenue decreased to $4,077,000 in the 2018 First Half from $4,709,000 in the 2017 First Half. This $632,000 (or 13%) decrease in cost of revenue is mainly attributable to lower costs associated with the $1,169,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2018 Second Quarter and 2018 First Half: personnel costs, network costs, taxes, and external costs associated with video meeting suites, partially offset by increases in resale of video equipment. Cost of revenue, as a percentage of total revenue, was relatively stable at 59% for the 2018 Second Quarter and 2017 Second Quarter, and 60% and 59% for the 2018 First Half and 2017 First Half, respectively.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $225,000 in the 2018 Second Quarter and $475,000 in the 2018 First Half from $292,000 in the 2017 Second Quarter and $579,000 in the 2017 First Half. These decreases are mainly attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $43,000 in the 2018 Second Quarter from $160,000 in the 2017 Second Quarter. Sales and marketing expenses decreased to $220,000 in the 2018 First Half from $300,000 in the

2017 First Half. These decreases are primarily attributable to a decrease in third party marketing costs of $104,000 and $48,000, and lower headcount and corresponding personnel costs of $2,000 and $18,000, respectively, between the 2018 and 2017 Second Quarter and the 2018 and 2017 First Half.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased $202,000 (or 23%) to $1,064,000 in the 2018 Second Quarter from $862,000 in the 2017 Second Quarter. This increase is primarily attributable to higher personnel costs of $36,000 and an increase in administrative and overhead costs of $151,000. General and administrative expenses increased $84,000 (or 4%) to $1,962,000 in the 2018 First Half from $1,878,000 in the 2017 First Half. This increase is primarily attributable to higher personnel costs of $67,000 and an increase in administrative and overhead costs of $130,000, partially offset by lower stock-based compensation expense of $113,000. Additionally, we incur significant audit, legal, insurance and other administrative costs as a publicly traded corporation. These costs are included in general and administrative expenses. As our revenue declines, our costs associated with being a publicly traded corporation increase as a percentage of revenue.

Impairment Charges. Impairment charges on goodwill in the 2018 Second Quarter and 2018 First Half were $1,525,000 and $2,175,000, respectively, as compared to none in the 2017 Second Quarter and 2017 First Half. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $185,000 in the 2018 Second Quarter from $460,000 in the 2017 Second Quarter. This $275,000 decrease is mainly attributable to lower amortization expense of $185,000 as certain intangible assets became fully amortized in the third quarter of 2017 and lower depreciation expense of $90,000 due to an increase in assets which became fully depreciated in 2018. Depreciation and amortization expenses decreased to $417,000 in the 2018 First Half from $919,000 in the 2017 First Half. This $502,000 decrease is mainly attributable to lower amortization expense of $371,000 as certain intangible assets became fully amortized in the third quarter of 2017 and lower depreciation expense of $131,000 due to an increase in assets which became fully depreciated in 2018.

Loss from Operations. The Company recorded a loss from operations of $1,679,000 in the 2018 Second Quarter as compared to a loss from operations of $179,000 in the 2017 Second Quarter. The Company recorded a loss from operations of $2,559,000 in the 2018 First Half as compared to a loss from operations of $449,000 in the 2017 First Half. The increases in our loss from operations from the 2017 Second Quarter and 2017 First Half to the 2018 Second Quarter and 2018 First Half, respectively, are mainly attributable to decreases in revenue, increases in impairment charges on goodwill, partially offset by decreases in cost of revenue, research and development expenses and depreciation and amortization as discussed above.

Liquidity and Capital Resources

As of June 30, 2018, we had $2,678,000 of cash and working capital of $3,744,000. For the six months ended June 30, 2018, we incurred a net loss of $2,974,000 and used $689,000 of net cash in operating activities. During the six months ended June 30, 2018 and the year ended December 31, 2017 a substantial portion of our cash flow from operations was dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. For the six months ended June 30, 2018 and 2017, our cash flow was reduced by $318,000 and $542,000, respectively, for cash interest payments on our then-existing indebtedness. During the six months ended June 30, 2018, the Company reduced the outstanding principal on our debt obligations from $1.8 million as of December 31, 2017 to $0 as of June 30, 2018.

Net cash used in investing activities for the six months ended June 30, 2018 was $222,000 and primarily represented capitalized internal-use software costs.

Net cash used in financing activities for the six months ended June 30, 2018 was $357,000, primarily attributable to (i) $1,032,000 of aggregate principal payments on the Super G Loan Agreement, (ii) $800,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement, and (iii) $52,000 for repurchase of treasury stock from employees to satisfy minimum statutory tax withholding requirements, partially offset by $1,527,000 of net proceeds from the Series C Offering.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the amount of shares repurchased under the Company’s stock repurchase program, and the cost involved in protecting our intellectual property rights. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company anticipates reduced cash flow from operations and increased levels of capital expenditures in 2018 as compared to 2017, and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The respective lead investors (the “Lead Investors”) of the 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and the Series C Preferred Stock have certain rights to approve future financings. In addition, as previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide” due to the fact that shares of our common stock have been selling for a low price per share for a substantial period of time. There can be no assurance that the Lead Investors will provide the required approvals or that we will be able to regain compliance with the listing standards set forth in the Company Guide on the timeline established by the NYSE American, either of which may affect our ability to raise capital, refinance indebtedness or borrow additional funds on terms we deem advisable, or at all. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

Other than the adoption of Topic 606, there have been no changes to our critical accounting policies during the six months ended June 30, 2018. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the footnotes thereto, each included in our 2017 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018 (the “2017 Annual Report”), and in the updated risk factor set forth below. Other than with respect to the updated risk factor set forth below, there have been no material changes to these risks during the six months ended June 30, 2018. The risks described in the 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We could fail to satisfy the standards to maintain our listing on a stock exchange.

We could fail to satisfy the standards for continued exchange listing on the NYSE American, such as standards relating to a minimum share price for our common stock. As previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Deficiency Letter informed us that the NYSE American has determined that shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the continued listing of our common stock on the NYSE American is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American determined to be no later than January 5, 2019.

We intend to regain compliance with the listing standards set forth in the Company Guide on the timeline established by the NYSE American by undertaking a measure or measures that are for the best interests of the Company and its shareholders. There is, however, no assurance that any such measures will be successful or that the NYSE American will deem us to be in compliance. As a result, we may be unable to maintain our listing on the NYSE American, which would negatively affect, among other things (i) our ability to raise capital on terms we deem advisable, or at all, and (ii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	First Amendment to the Glowpoint, Inc. 2014 Equity Incentive Plan, dated May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 1, 2018).
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

August 9, 2018	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 9, 2018	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)