Form 10-K
period 2018-12-31
GLOWPOINT, INC.
filed 2019-03-08
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

GLOWPOINT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0312442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 1350S, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $8,693,000.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2019 was 50,405,832.

GLOWPOINT, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our ability to fund operations; expectations regarding adjustments to our cost of revenue and other operating expenses; matters related to the proposed Merger with SharedLabs, whether it is consummated and, if so, any benefits thereof; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our ability to continue as a going concern; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Glowpoint’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our services;

•	customer renewal rates;

•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services;

•	potential federal and state regulatory actions;

•	our need for and the availability of adequate working capital;

•	our ability to innovate technologically;

•	our ability to satisfy the standards for continued listing of our common stock on the NYSE American stock exchange;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors;

•	our management’s ability to execute its plans, strategies and objectives for future operations;

•	whether we and SharedLabs consummate the proposed Merger, on the terms announced or otherwise, and the expenses incurred in the pursuit of such transaction;

•
the ability of each of us and SharedLabs to meet the various conditions to the closing of the Merger, including obtaining the (i) effectiveness of a Form S-4 Registration Statement, (ii) NYSE American’s approval of the combined organization’s listing on such stock exchange and (iii) successful completion of SharedLabs’ equity and debt financings;

•	the impact of any waiver by either us or SharedLabs of any conditions to the closing of the Merger; and

•
assuming the proposed Merger is completed, the impact of business decisions made by the combined organization’s management and board of directors, each of which is expected to be comprised of SharedLabs’ existing management and board personnel, respectively.

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

The Company has experienced declines in revenue in each of the last five fiscal years. From fiscal year 2013 to fiscal year 2018, we experienced a decline in revenue from $33.5 million in 2013 to $12.6 million in 2018. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, we had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016, $413,000 in 2017 and $319,000 in 2018, in an effort to improve EBITDA and cash flow from operations and maintain compliance with financial covenants under our previously-existing loan agreements.

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,527,000 (the “Series C Offering”). On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (the “Super G Payoff”). Also, during the year ended December 31, 2018, the Company paid off all remaining debt with Western Alliance Bank.

As previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Deficiency Letter informed us that the NYSE American has determined that shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the continued listing of our common stock on the NYSE American is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American subsequently determined to be no later than the date of our annual meeting in May 2019. We intend to regain compliance with the listing standards set forth in the Company Guide on the timeline established by the NYSE American by undertaking a measure or measures that are for the best interests of the Company and its shareholders. Specifically, given the many conditions to the closing of the Merger discussed below, we are currently working to implement, in the near future, a reverse stock split of our issued and outstanding shares of Common Stock. See Note 19 to our consolidated financial statements included in this Report for more information regarding this proposed reverse stock split. While there can be no assurances that a reverse stock split of our issued and outstanding Common Stock will be implemented in the near future, we expect that either such an interim reverse stock split or the reverse stock split expected to be implemented in connection with the proposed Merger (as discussed below) will allow the Company to regain compliance with this continued listing standard. However, there can be no guaranty that any such reverse stock split will be effected on the terms disclosed herein or at all, or that such measures will be successful or that the NYSE American will deem the company to be in compliance.
On October 24, 2018, we entered into a non-binding letter of intent with SharedLabs, Inc. (“SharedLabs”), a privately held global software and technology services company located in Jacksonville, Florida, with respect to the proposed acquisition by us of 100% of the issued and outstanding equity securities of SharedLabs in exchange for shares of our Common Stock, par value $0.0001 per share (“Common Stock”).
On December 20, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and SharedLabs. The Merger Agreement provides that, among other things and subject to the terms and conditions set forth in the Merger Agreement, (i) Glowpoint will effect a reverse stock split of its shares of Common Stock, at a ratio to be approved by Glowpoint’s stockholders and board of directors, and which ratio, as set forth in the Merger Agreement, will not be greater than 1-for-30 without SharedLabs’ approval; (ii) the Merger Sub will merge with and into SharedLabs (the “Merger”), with SharedLabs surviving as a wholly-owned subsidiary of Glowpoint; and (iii) in connection therewith, each share of capital stock of SharedLabs issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive shares of Glowpoint’s Common Stock (the “Merger Consideration”). Under the terms of the Merger Agreement, the Merger Consideration will consist of shares of Common Stock, subject to certain adjustments based upon the completion by SharedLabs of a private placement of equity securities for at least $5 million of net cash proceeds (the “SharedLabs Equity Financing”), the execution of one or more term sheets by SharedLabs with lending institutions for one or more credit facilities aggregating not less than $16 million in borrowing capacity subject to a maximum interest rate (the “SharedLabs Term Sheet”), and the working capital of each of Glowpoint and SharedLabs at closing compared to a target working capital for each of Glowpoint and SharedLabs. Warrants to purchase shares of SharedLabs common stock that remain outstanding as of the Effective Time will be converted into warrants to purchase shares of Glowpoint Common Stock, and a portion of the Merger Consideration will be reserved for the future exercise of such warrants. Subject to the adjustments described above, upon consummation of the proposed Merger, the stockholders of Glowpoint existing prior to the transaction would collectively own an approximately 34% interest in the combined company and the stockholders of SharedLabs existing prior to the transaction would collectively own an approximately 66% interest in the combined company. These ownership percentages include Glowpoint’s outstanding equity incentive awards that will vest at or following the Effective Time and Glowpoint’s convertible preferred stock on an as-converted basis, but do not include any Glowpoint common shares reserved for future issuance under any equity incentive plan adopted in connection with the Merger or the effect of any adjustments to the Merger consideration.
In this Report, we sometimes refer to Glowpoint during the period subsequent to the completion of the Merger as the “combined organization.”
The completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of all required approvals of the stockholders of Glowpoint and SharedLabs and any required third-party consents and regulatory clearances, including receipt of required approvals from the NYSE American, (ii) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (iii) the effectiveness of a Registration Statement on Form S-4 to be filed by Glowpoint pursuant to which the shares of Common Stock to be issued in connection with the Merger are registered with the Securities and Exchange Commission (the “SEC”), (iv) the shares of Glowpoint Common Stock to be issued in the Merger being approved for listing on the NYSE American stock exchange, (v) the completion of the SharedLabs Equity Financing and the execution by SharedLabs of the SharedLabs Term Sheet, (vi) the satisfaction and termination prior to closing of all contracts or other agreements to which SharedLabs is a party that provide a counterparty with redeemable or contingent common stock or a guaranteed return, (vii) the redemption of each share of issued and outstanding redeemable SharedLabs common stock, (viii) Glowpoint’s redemption, conversion or amendment of the terms of its Series A-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series A-2 Preferred Stock”), and Series C Preferred Stock, and (ix) the receipt by each party of a customary opinion that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. If SharedLabs fails to meet its obligations under either of its debt or equity financing closing conditions, Glowpoint may elect to proceed to close the Merger with a reduction in the shares of its Common Stock to be issued to SharedLabs’ stockholders in the transaction, on terms set forth in the Merger Agreement. Further, Glowpoint and/or SharedLabs could elect to waive certain conditions to the closing of the Merger in order to effect the transaction and, as a result, there can be no assurance that the combined organization will have the benefit of the conditions to closing described above or otherwise set forth in the Merger Agreement.
As of the date of this Report, we believe that SharedLabs is working to prepare its 2018 year-end financial statements, and working with its independent auditors to complete the audit thereof, for inclusion in the Form S-4. When SharedLabs’ 2018 audited financial statements are available, we and SharedLabs will work to prepare the Form S-4 for filing with the SEC. However, there can be no assurances regarding SharedLabs’ ability to prepare such financial statements and finalize an audit. As a result, there can be no assurance that the parties will be able to file the Form S-4, including SharedLabs’ audited financial statements, on a timely basis. In addition, there can be no assurance that the business combination will be completed on the terms set forth in the Merger Agreement or at all. In the event that the business combination is consummated, there can be no assurance that it will ultimately prove to be beneficial to our stockholders. If the Merger transaction is not completed for any reason, our business and operations, as well as the market price of our stock, may be adversely affected. For more information about possible risks of this transaction, see “Part II. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs.”
As of December 31, 2018, the Company had $2,007,000 in cash and no debt. In early 2018, the Company began investing in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. However, after the Company signed the letter of intent with SharedLabs, the Company ceased such investments in order to focus its efforts on the completion of the Merger. As a result, at this time, the Company does not have an expected timeline for the development and release of new services and/or the generation of additional revenue with new services, and, as a result, the Company will likely continue to experience declines in revenue in the future. In addition, as the Company continues to transform into a service-led organization, existing revenue attributable to its core and legacy product lines and services has declined. The Company has worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company is focused on investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. If the Company fails to make the necessary investments to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins. Further, if we complete the Merger with SharedLabs, the composition of our board of directors is expected to change in accordance with the Merger Agreement and, as a result, the combined organization may determine to not make such investments and/or pursue business strategies other than those discussed herein. For more information about this and other possible risks of the proposed transaction with SharedLabs, see “Part I. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs.”

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

Managed Videoconferencing is a “high-touch” concierge-based offering where Glowpoint sets up and manages customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the Glowpoint Cloud, as described under “--Intellectual Property” below, and as an on-premise solution leveraging the customer’s existing video infrastructure. Managed videoconferencing is available globally and works effectively across multiple networks and video devices, including desktop and mobile devices. Despite a trend to move toward “self-service” videoconferencing, many of our customers remain reliant on our scheduling, event support and conference management services. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include:

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

JoinMyVideo™ is an on-demand video meeting room (“VMR”) service that allows users to join from web browsers, desktops, mobile apps, and commonly used videoconferencing systems. We believe our JoinMyVideo™ service meets customers’ needs to use video communications in a mobile environment, as further discussed under “--Market Need” below. With JoinMyVideo™, users are able to manage the participants in the video meeting, allowing up to 24 participants to join the meeting. JoinMyVideo™ is a cloud-based software-as-a-service solution, so the customer has no infrastructure to buy and maintain. JoinMyVideo™ is offered to our customers on a monthly subscription basis.

Hybrid Videoconferencing helps enterprises migrate from managed videoconferencing to VMRs by bringing together attributes of both services. Users can schedule their VMR, add endpoints, and send invitations to participants through an online portal. At the scheduled time, the VMR is launched, connecting the scheduled endpoints and allowing self-service users to join from video systems and desktop and mobile video apps. We believe our Hybrid Videoconferencing service merges these connection capabilities and therefore accommodates all types of users and meetings.

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

Sales and Marketing

We currently sell our services through direct sales and indirect sales channels. During the past several years, we had limited resources to invest in sales and marketing. As of December 31, 2018, we had two employees engaged in sales and marketing. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016, $413,000 in 2017 and $319,000 in 2018, in order to improve EBITDA and cash flow from operations. Our sales/account management team is responsible for developing relationships and expanding opportunities within our existing customer base as well as targeting our services to other large and medium-sized companies.  We partner with agents and wholesale channels to expand the size and reach of these efforts.  The customers we target have a proven need for business communication services in diverse vertical markets, such as professional services, business services, computer software, manufacturing and financial services. The efforts of our channel sales group focuses on partnering with complementary system integrators and service providers, to leverage their customer bases and distribution channels. We private label or co-brand our services for these partners depending on their requirements. We primarily focus our marketing efforts on direct marketing programs aimed at our target buyer personas (e.g., IT decision makers) within our target verticals. We seek to generate qualified leads for our sales team, educate and retain existing customers, generate brand awareness through public relations including social media and drive service enhancements using research and customer feedback. We believe that sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months.

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

As we continue to transform Glowpoint into a service-led organization, revenue attributable to our core and legacy product lines and services has declined. We have worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (i) reducing headcount, (ii) closing office space, (iii) eliminating other real estate costs and infrastructure associated with unused or under-utilized facilities, (iv) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, and (v) implementing reductions in cost of revenue associated with external service providers.

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

We believe that many companies cannot fully support quality video communications on their existing infrastructure and networks. Enterprises have reduced or curtailed investments in immersive telepresence (“ITP”) videoconferencing systems, now preferring cloud-based solutions and personal or smaller group video systems. Enabling video on desktops and increased mobility remains a primary enterprise objective. As demand for ITP systems and related services decreases, and the demand for mobility and personal video services increases, we will seek to evolve our solutions to align with and attempt to satisfy this market demand.

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

Competition

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, Whitlock and AVI-SPL. We also compete with certain start-up and venture capital-backed companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Skype for Business and Teams) and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe we differentiate ourselves based on our full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

Customers

Our customers include Fortune 1000 companies, along with small and medium enterprises across a wide range of industries including consulting, executive search, broadcast media, legal, finance, insurance and technology. Major customers are defined as direct customers or channel partners that account for more than 10% of our total revenue. For the year ended December 31, 2018, two major customers accounted for 25% and 21%, respectively, of our total revenue. For the year ended December 31, 2017, the same two major customers accounted for 23% and 16%, respectively, of our total revenue. Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

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

Video Service Platform

Our Video Service Platform provides enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow Inc., is available to Glowpoint’s channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows Glowpoint and its channel partners to seamlessly activate existing and new enterprise customers of Glowpoint.  It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement.  Other benefits provided to enterprise IT organizations include:

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

Research and Development

Glowpoint incurred research and development expenses of $921,000 in 2018 and $1,148,000 in 2017 related to the development of features and enhancements to our existing services.

Employees

As of December 31, 2018, we had 51 employees (including 50 full-time employees). Of these employees, 36 are involved in customer support and operations, 9 in corporate functions, 4 in engineering and development, and 2 in sales and marketing. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Risks Related to Our Business

We have experienced declines in revenue in each of the last five fiscal years and may continue to experience further revenue decline in future periods.

From fiscal year 2013 to fiscal year 2018, we experienced a decline in revenue from $33.5 million in 2013 to $12.6 million in 2018. We believe that these revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, we have had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. In addition, after the execution of the letter of intent with SharedLabs, we ceased any investment in new services in order to focus our efforts and resources on the proposed Merger. If we cannot successfully introduce new product lines, either through rapid innovation or acquisition of new products or product lines, we may not be able to maintain or increase the market share of our products. In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, or if we are unable to improve the margins on our existing product lines, our revenue and overall gross margin will likely continue to decline. We cannot assure you that we will have sufficient funds available to pursue any of these measures, or that any such measures will be successful. Further, if we complete the Merger with SharedLabs, the composition of our board of directors is expected to change in accordance with the Merger Agreement and, as a result, the combined organization may determine to not make such investments and/or pursue business strategies other than those discussed herein. Continued declines in our revenue will likely inhibit the combined organization’s potential for growth after the closing of the Merger.
We have a history of substantial net operating losses and we may incur future net losses.

We have reported a substantial net loss from operations in fiscal years 2013 through 2018. We may not achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.
We may not be able to generate sufficient cash to service all of our ongoing liquidity needs, and we may be forced to take other actions to fund our operations, which may not be successful.
Our ability to fund our operating expenses, planned capital expenditures, expenses related to the Merger with SharedLabs and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. We believe that, based on our current projection of revenue, expenses, capital expenditures and cash flows, we have sufficient resources to fund our operations on a stand-alone basis for at least the next twelve months following the filing of this Report. However, there is no assurance that we will be able to accomplish this during this period and/or in the future following such period. In addition, we cannot predict the liquidity position of the combined organization at any point following the Merger, which is subject to, among other things, business decisions of the combined organization’s management and board of directors.
Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on its financial condition, liquidity and its ability to operate going forward.
Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the cost involved in protecting our intellectual property rights, capital required to repurchase shares under our share buyback program, and the expenses related to the Merger with SharedLabs. We believe that, based on our current projection of revenue, expenses, capital expenditures and cash flows, we have sufficient resources to fund our operations on a stand-alone basis for at least the next twelve months following the filing of this Report. However, there is no assurance that we will be able to accomplish this during this period or in the future following such period. In addition, we cannot predict the liquidity position of the combined organization at any point following the Merger, which is subject to, among other things, business decisions of the combined organization’s management and board of directors. We anticipate negative cash flow from operations in 2019 and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our operations. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.
Further, in connection with our issuance of the Series B Preferred Stock and the Series C Preferred Stock, we granted to the investors therein certain consent rights that could inhibit us from taking certain corporate actions while such securities are outstanding, including pursuing certain capital raising activities. While, as of the filing of this Report, no shares of Series B Preferred Stock remain outstanding, the rights granted to the Series C Preferred Stock may make it difficult for us to raise capital, refinance indebtedness or borrow additional funds while such securities are outstanding. Please see “Holders of Glowpoint’s Series C Preferred Stock have certain consent rights that could inhibit us from taking certain corporate actions, and as a result may adversely affect our business, operating results and stock price” below for further information. In addition, the Merger Agreement includes provisions applicable prior to the earlier of the (i) closing of the Merger or (ii) termination of the Merger Agreement that restrict Glowpoint’s ability to raise capital through equity or debt financings without SharedLabs’ consent.
In order to focus our resources on the proposed Merger with SharedLabs, we are not currently investing material resources in the development of new service offerings. As a result, we will likely continue to experience declines in revenue in the future.
In early 2018, we began investing in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. However, after we signed the letter of intent with SharedLabs, we ceased such investments in order to focus our efforts and resources on the completion of the Merger. As a result, at this time, we do not have an expected time line for the development and release of new services and/or the generation of additional revenue with new services, and, as a result, we will likely continue to experience declines in revenue in the future. In addition, as we continue to transform into a service-led organization, existing revenue attributable to our core and legacy product lines and services has declined. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, we are focused on investing in future results by implementing cost savings programs designed to streamline our operations and eliminate overlapping processes and expenses. If we fail to make the necessary investments to develop new service offerings that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins.
Further, if we complete the Merger with SharedLabs, the composition of our board of directors is expected to change in accordance with the Merger Agreement and, as a result, the combined organization may determine to not make such investments in the future and/or pursue business strategies other than those discussed herein. Even if the combined organization elects to invest in the development of new services offerings for Glowpoint’s existing business, there can be no assurance that such investments will be successful, or that any new product offerings will be timely or achieve market acceptance. If trends shift away from our products or if we misjudge the market for our product lines, we may be faced with market conditions that could have a material adverse effect on our financial condition and results of operations. The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brand. Achieving market acceptance for new products or technology may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management, financial and operational resources. If we do not, in the future, develop innovative products that provide better design, technology and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.
If we fail to introduce or acquire new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will likely experience continued declines in revenue and lower gross margins.
We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce, new products that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the markets in which we operate, and to quickly develop or acquire, and build and sell products that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must increase our focus and capital investment in research and development. If our products do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.
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

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products; and

•	adverse reactions in our sales channels.
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
We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce new product lines, incorporate new technologies into our existing product lines and design, and develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that it will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions. As of the date of this Report, and as discussed herein, we are focusing our efforts and resources on the proposed Merger with SharedLabs, and are not currently investing material resources in new service offerings.
The Merger with SharedLabs is expected to result in changes to our board of directors and the combined organization will likely pursue different strategies than the Company or SharedLabs may have pursued independently.
If the parties to the Merger Agreement complete the Merger, the composition of our board of directors is expected to change in accordance with the Merger Agreement. Further, because the composition of the board of directors of the combined organization is expected to consist primarily of directors of SharedLabs, with one director appointed by our board of directors, the combined organization will likely pursue certain business strategies that neither company would have pursued independently.
Holders of Glowpoint’s Series C Preferred Stock have certain consent rights that could inhibit us from taking certain corporate actions, and as a result may adversely affect our business, operating results and stock price.
Holders of Glowpoint’s Series C Preferred Stock have certain consent rights with respect to its ability to take certain corporate actions, including the following:

•
the issuance, authorization or creation of any class or series of capital stock senior to or on parity with the Series C Preferred Stock, or any class or series of capital stock junior to the Series C Preferred Stock but with a maturity, redemption or repayment date prior to the date on which any Series C Preferred Stock remains outstanding; and

•
the entry by the Company into certain “fundamental transactions,” including transactions constituting a change of control of the Company, certain reorganization transactions or a sale of all or substantially all of our assets.

In addition to the foregoing consent rights, holders of our Series C Preferred Stock have the right to participate, pro-rata on the post-conversion basis of its preferred stock, in (i) any purchase rights issued by us pro-rata to the holders of any class of our common stock and (ii) the distribution of securities or other assets made by us to the holders of common stock pursuant to certain fundamental corporate transactions. We have also granted a participation right in up to 100% of any future offering of common stock or other securities or equity linked debt obligations to the initial purchasers of the Series C Preferred Stock during the period such purchasers continue to hold Series C Preferred Stock until January 2020 (the “Participation Right”).
Except as required by law or our Certificate of Incorporation, holders of our Series C Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis as if converted at a conversion price of $0.33 per share (note that this conversion price for voting purposes is different than the actual conversion price of $0.30 per share).
The foregoing consent and other rights of the holders of our Series C Preferred Stock could, while such securities are outstanding, inhibit us from obtaining future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities, and as a result may adversely affect our business, operating results and stock price. We, as a condition to SharedLabs’ obligation to effect the Merger, have agreed to, prior to the effective time, either (i) redeem each share of Series C Preferred Stock issued and outstanding as of the effective time, (ii) convert each share of Series

C Preferred Stock issued and outstanding as of the effective time into shares of our common stock, or (iii) amend the terms of the Series C Preferred Stock to remove the Series C Participation Right. However, it is possible that SharedLabs could waive the foregoing condition to closing and the parties could close the Merger without the Company having redeemed or converted, or amended the terms of, the Series C Preferred Stock, in which event the terms of such securities would continue to inhibit the combined organization from obtaining future financings to withstand a future downturn in its business or the economy in general, or to otherwise conduct necessary corporate activities. Such a result may adversely affect the business, operating results and stock price of the combined organization.
Our success is highly dependent on the evolution of our overall market and on general economic conditions.
The market for video communication services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on broad acceptance and adoption of video communications in the market for its services. There can be no assurance that the market for our services will grow, that our services will be adopted or that businesses will purchase our suite of managed video services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.
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
The video communications industry is highly competitive and includes large, well-financed participants. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. Our competitors offer services similar both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. We believe that as the demand for video communications systems continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter the video communications market.
We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.
A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2018, two major customers accounted for 25% and 21%, respectively, of our total revenue. The composition of our significant customers will vary from period to period and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.
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
There is limited market awareness of our services.
Our future success will be dependent in significant part on our ability to generate demand for our video collaboration services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with two employees in sales and marketing as of December 31, 2018, and we have had limited resources and/or cash flow in the last several years for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.
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
Our success depends upon our ability to deliver reliable, high-speed access to our channels’ and customers’ data centers and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events. The occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment that make up the backbone of our service offering and hosted infrastructure, or at one or more of our partners’ data centers, could substantially and adversely impact our business. We cannot ensure that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network or hosted infrastructure. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business and results of operations.
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
Historically, we have experienced both significant disconnections of services and also reductions in the prices of our services. We endeavor to obtain long-term commitments from new customers, as well as expand our relationships with current customers. The disconnection of services by our significant customers or by several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Service contract durations and termination liabilities are defined within the terms and conditions of the Company’s agreements with our customers. Termination of services in our existing agreements typically require a minimum of 30 days’ notice and are subject to early termination penalties equal to the amount of accrued and unpaid charges including the remaining term length multiplied by any fixed monthly fees. The standard form of service agreement with us includes an auto-renewal clause at the end of each term if the customer does not choose to terminate service at that time. Certain customers and partners negotiate master agreements with custom termination liabilities that differ from our standard form of service agreement.
Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.
Our future success and competitive position depends in part upon our ability to obtain and maintain certain proprietary intellectual property to be used in connection with our services. While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or we could commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense, adversely affecting the development of sales of the challenged product and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.
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
We may not be able to protect the rights to its intellectual property.
Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent. As we further develop our services and related intellectual property, we expect to seek additional patent protection. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; any of our pending or future patent applications will be issued with the breadth of claim coverage sought by it, if issued at all; or any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims. Additionally, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.
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
Our customers have varying degrees of creditworthiness, and we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment under our contracts with them. In the event that a material customer or customers default on their payment obligations to us, discontinue buying services from us or use their buying power with us to reduce its revenue, this could materially adversely affect our financial condition, results of operations or cash flows.
Our future plans could be adversely affected if we are unable to attract or retain key personnel.
We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, Glowpoint’s President and CEO) without a suitable replacement therefor could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.
If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition.
Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engages state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales taxes and fees. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pays sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.
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

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their comparatively lower accounting and administrative costs can be a competitive disadvantage for us. Should our sales continue to decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, ours costs associated with regulatory compliance will rise as a percentage of sales.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders may not be confident in our financial reporting, which could adversely affect the price of our stock and harm our business.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report on Form 10-K its assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.
Risks Related to the Proposed Merger with SharedLabs
There can be no assurance that a transaction will be consummated.
All of the conditions to the closing of the Merger would have to be satisfied or, if permissible, waived, in order for the Merger to be completed. The conditions to the closing of the Merger require, among other things, Glowpoint and SharedLabs to (i) complete, file with the SEC and obtain from the SEC the effectiveness of a Registration Statement on Form S-4 pursuant to which the shares of Common Stock to be issued in connection with the Merger are to be registered with the SEC; and (ii) satisfy the initial listing standards of the NYSE American, including but not limited to standards with respect to market value of public float, stockholders’ equity and minimum price per listed share, all of which may be difficult or impossible for the combined organization to satisfy. In addition, the conditions to the closing of the Merger also include, among other things, the receipt of all required approvals of our stockholders and the stockholders of SharedLabs and any required third-party consents and regulatory clearances, including from the NYSE American, the completion by SharedLabs of an equity financing on terms set forth in the Merger Agreement, the execution of one or more term sheets by SharedLabs with lending institutions for one or more credit facilities aggregating not less than $16 million in borrowing capacity, the satisfaction and termination prior to closing of all contracts or other agreements to which SharedLabs is a party that provide a counterparty with redeemable or contingent common stock or a guaranteed return, and other customary closing conditions. To our knowledge, many of these conditions to closing remain uncompleted. In addition, many of these conditions to closing are outside of our control, and conditions to closing constituting obligations of SharedLabs may be outside of their sole control. The satisfaction of these conditions to the closing of the Merger will require the dedication of large amounts of financial resources and management attention from each of Glowpoint and SharedLabs, and there can be no assurance that all conditions to the closing of the Merger will be satisfied or, if permissible, waived.
The exchange ratio is not adjustable based on the market price of our common stock, so the Merger Consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.
Subject to certain exchange ratio adjustment mechanisms, the Merger Agreement has set the exchange ratio for our common stock, and the exchange ratio is based on the outstanding capital stock of SharedLabs and the outstanding common stock of the Company, in each case immediately prior to the closing of the Merger. Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to SharedLabs’ stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then SharedLabs’ stockholders could receive Merger Consideration with substantially lower value than the value of such Merger Consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then SharedLabs’ stockholders could receive Merger Consideration with substantially greater value than the value of such Merger Consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger Consideration payable to SharedLabs’ stockholders pursuant to the Merger Agreement.
Required regulatory clearances and approvals may impose conditions to the closing of the Merger that are not presently anticipated or that cannot be met.

Completion of the Merger is conditioned upon the receipt of all required regulatory clearances and approvals, including filing and obtaining the effectiveness of the Form S-4 Registration Statement with the SEC, and approval from the NYSE American for the listing of the shares of common stock to be issued to the stockholders of SharedLabs in the Merger. Further, we will be required by the NYSE American to file an initial listing application for the combined organization and to satisfy the initial listing requirements of such exchange in order to remain listed on the NYSE American following completion of the Merger. Receipt of the NYSE American’s approval of such initial listing application is a condition to closing under the Merger Agreement and will require the combined organization to meet the NYSE American’s initial listing standards, including but not limited to standards with respect to such entity’s market value of public float, stockholders’ equity and minimum price per listed share, that may be difficult or impossible for such entity to satisfy. These initial listing standards are generally more strict than the NYSE American’s continued listing standards, and meeting them will constitute a significant challenge for the combined organization. In addition to the foregoing, there may be other regulatory clearances and approvals that the Company and SharedLabs will be required to receive in order to complete the Merger, any of which may be outside of our control. There can be no assurance that the Company and SharedLabs will be able to meet these or other conditions to the closing of the Merger.
Failure to complete the Merger may result in us or SharedLabs paying a termination fee or expenses to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.
If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we or SharedLabs may be required to pay the other party a termination fee of $250,000 or reimburse the transaction expenses of the other party, up to a maximum of $1,000,000. Even if a termination fee is not payable or transaction expenses are not reimbursable in connection with a termination of the Merger Agreement, each of us and SharedLabs will have incurred significant fees and expenses, such as legal and accounting fees, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our common stock.
In addition, if the Merger Agreement is terminated and the board of directors of the Company or SharedLabs determines to seek another business combination, there can be no assurance that either we or SharedLabs will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.
The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or SharedLabs.
The Merger Agreement provides that either us or SharedLabs can refuse to complete the Merger if there is a material adverse change affecting the other party between December 20, 2018, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or SharedLabs, including changes relating to or arising in connection with:

•
the public announcement or the pendency of the Merger Agreement or the transactions contemplated thereby, or any actions required to be taken (or refrained from being taken) in compliance with the Merger Agreement, including any action taken (or omitted to be taken) with the written consent of or at the written request of us (in the case of SharedLabs) or SharedLabs (in the case of Glowpoint);

•
any change in federal, state, non-U.S. or local law, regulations, policies or procedures, or interpretations thereof, GAAP or regulatory accounting requirements applicable or potentially applicable to the industries in which we or SharedLabs operate;

•
changes generally affecting the industries in which we or SharedLabs or any of their subsidiaries operate that are not specifically related to us or SharedLabs or any of their subsidiaries and that do not have a materially disproportionate adverse effect on us and its subsidiaries taken as a whole or SharedLabs and its subsidiaries taken as a whole;

•
changes in general economic conditions or political conditions, or in the financial, credit or securities markets in general (including changes in the prevailing interest rates, exchange rates or stock, bond and/or debt prices) in the United States, in any region thereof, or in any non-U.S. or global economy that do not have a materially disproportionate adverse effect on us and our subsidiaries taken as a whole or SharedLabs and its subsidiaries taken as a whole;

•
any attack on, or by, outbreak or escalation of hostilities or acts of terrorism (including cyberterrorism) involving, the United States, or any declaration of war by the United States Congress or any hurricane or other natural disaster;

•	in the case of the Company, changes in the market price or trading volume of its common stock on the NYSE American; and

•
in the case of the Company, changes relating to or arising in connection with, but not materially worse than, our historical negative financial results and historical negative trends reflected in our past filings with the SEC.

If adverse changes occur and we and SharedLabs still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to the stockholders of the Company, SharedLabs or both.
Even if the Merger is completed, the combined organization will need to raise additional capital by issuing securities or debt, which may cause significant dilution to the combined organization’s stockholders and restrict the combined organization’s operations.
While the completion of the Merger is contingent upon the completion by SharedLabs of certain debt and equity financings described in the Merger Agreement, we may, under the terms of the Merger Agreement, elect to waive such conditions to closing and proceed to close the Merger with a reduction in the shares of common stock to be issued to SharedLabs’ stockholders. As a result of such waiver or otherwise, following the completion of the Merger, we expect the combined organization will need to raise additional capital to fund its near and long-term operations. Additional financing may not be available to the combined organization when it needs it or may not be available on favorable terms. To the extent that the combined organization raises additional capital by issuing equity securities, the terms of such an issuance may cause more significant dilution to the combined organization’s stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing the combined organization enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined organization’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments.
The market price of our common stock following the Merger may decline as a result of the Merger.
The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined organization’s product line, business and financial condition following the Merger;

•	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•
the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts. The Company and SharedLabs stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, the Company and SharedLabs stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.
During the pendency of the Merger, we and SharedLabs may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, and such parties may experience other restrictions on its business, which could, in each case, adversely affect their respective businesses.
Covenants in the Merger Agreement impede the ability of us and SharedLabs to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties, as set forth below. Any such transactions could be favorable to such party’s stockholders.
Furthermore, uncertainty about the effect of the Merger on our employees and customers or those of SharedLabs may have an adverse effect on both parties on a pre-transaction and post-transaction basis. These uncertainties may impair our ability and the ability of SharedLabs to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with us or SharedLabs to seek to change existing business relationships. Retention of certain employees may be challenging while the transaction is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the transaction, the combined organization’s business following the transaction could be harmed.
Failure to complete or a delay in completing the Merger may have an adverse effect on both companies’ businesses due to uncertainty or operating restrictions while the Merger is pending or cause the market price of our stock to drop.
Neither party can predict what the effect on the market price of its shares would be if the Merger is not completed, but depending on market conditions at the time, it could result in a decline in market price. A substantial delay in completing the transaction due to the need to file and obtain the effectiveness of the Form S-4 Registration Statement, satisfy conditions to closing, or the imposition of any unfavorable terms, conditions, or restrictions in obtaining a waiver to such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with or delay the cost savings anticipated from, the transaction, thereby impacting our or SharedLabs’ business, prospects, results of operation and financial condition or results of operations after the Merger. In addition, the parties may be subject to restrictions on the operation of their business while the Merger is pending, which could impair their ability to operate their business and prevent them from pursuing attractive business opportunities that may arise prior to the completion of the transaction. Any of these situations could also result in a decline in the market price of our Common Stock.
Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit each of us and SharedLabs, from soliciting alternative takeover proposals or cooperating with persons making unsolicited acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited acquisition proposal is or is reasonably likely to lead to a superior proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the board of directors’ fiduciary duties and in certain other limited circumstances.
Because the lack of a public market for SharedLabs’ capital stock makes it difficult to evaluate the value of SharedLabs’ capital stock, the stockholders of SharedLabs may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of SharedLabs’ capital stock.
The outstanding capital stock of SharedLabs is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of SharedLabs. Because the percentage of our common stock to be issued to SharedLabs stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by SharedLabs stockholders will be less than the fair market value of SharedLabs, or we may pay more than the aggregate fair market value for SharedLabs.
The issuance of our common stock to SharedLabs security holders in connection with the transaction will substantially dilute the voting power of our stockholders.
If the Merger is completed, we will issue a significant percentage of our outstanding shares of capital stock to SharedLabs’ security holders as consideration for the acquisition of SharedLabs, such that, upon consummation of the Merger, our stockholders existing prior to the transaction would collectively own an approximately 34% interest in the combined organization, based on the number of shares of our and SharedLabs common stock outstanding on February 28, 2019, and not including any of our common shares reserved for future issuance under the Glowpoint 2019 Equity Incentive Plan to be approved in connection with the Merger. The issuance of our securities to SharedLabs security holders in connection with the transaction will significantly reduce the relative voting power of each share of our common stock held by its current stockholders.
Cash costs associated with the proposed Merger will negatively impact the financial condition, operating results and cash flow for each of the Company and SharedLabs.
The Company and SharedLabs have each incurred and expect to continue to incur a number of non-recurring costs associated with the proposed Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, filing fees, printing expenses and other related charges, and, if a Merger is consummated, facilities and systems consolidation costs, potential employment-related costs and other expenses related to the integration of processes, policies, procedures, operations, technologies and systems between us and SharedLabs. There are many factors beyond the parties’ control that could affect the total amount or the timing of such expenses. These transaction expenses, coupled with the parties’ ongoing costs and expenses of conducting their businesses, will negatively impact each party’s financial condition, operating results and cash flow over the course of the transaction.
In addition, there may also be additional unanticipated significant costs in connection with the business combination that the combined organization may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the business combination. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
The failure to successfully operate and integrate our business and the business of SharedLabs in the expected timeframe could adversely affect the combined organization’s future results following the completion of the transaction.
The success of the transaction will depend, in large part, on the ability of the combined organization following the completion of the transaction to realize the anticipated benefits from combining our and SharedLabs’ respective businesses. The failure to operate and integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined organization’s failure to achieve some or all of the anticipated benefits of the transaction. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined organization’s cash and other assets efficiently to develop the business of the combined organization;

•	appropriately managing the liabilities of the combined organization;

•	limited experience of management in performing acquisitions and managing growth;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the transaction; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations.
Risks to Owning Glowpoint Common Stock
Throughout much of our history, our common stock has been thinly traded and subject to volatile price fluctuations.
Throughout much of our corporate history, our common stock has been thinly traded, and has therefore been susceptible to wide price swings. Our common stock is currently traded on the NYSE American under the symbol “GLOW.” While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue, or that the increased trading volumes will lessen the historic volatility in the price for our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.
We could fail to satisfy the standards to maintain our listing on a stock exchange.
We could fail to satisfy the standards for continued exchange listing on the NYSE American, such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. As previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Deficiency Letter informed us that the NYSE American had determined that shares of our common stock had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the continued listing of our common stock on the NYSE American was predicated on our effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American determined to be no later than January 5, 2019. As disclosed in our Current Report on Form 8-K filed with the SEC on January 7, 2019, the NYSE American subsequently granted us an additional time period to the date of our annual meeting in May 2019 to regain compliance with the continued listing standards as set forth in Section 1003(f)(v) of the Company Guide. Given the many conditions to the closing of the Merger discussed in this Report, we are currently working to implement, in the near future, a reverse stock split of our issued and outstanding shares of Common Stock. See Note 19 to our consolidated financial statements included in this Report for more information regarding this proposed reverse stock split. While there can be no assurances that a reverse stock split of our issued and outstanding Common Stock will be implemented in the near future, we expect that either such an interim reverse stock split or the reverse stock split expected to be effected in connection with the proposed Merger will allow the company to regain compliance with this continued listing standard. However, there can be no guaranty that any such reverse stock split will be effected on the terms disclosed herein or at all, or that any such measures will be successful or that the NYSE American will deem the company to be in compliance.
Further, we will be required by the NYSE American to file an initial listing application for the combined organization and to satisfy the initial listing requirements of such exchange in order to remain listed on the NYSE American following completion of the Merger with SharedLabs. Receipt of the NYSE American’s approval of such initial listing application is a condition to closing under the Merger Agreement and will require the combined organization to meet the NYSE American’s initial listing standards, including but not limited to standards with respect to such entity’s market value of public float, stockholders’ equity and minimum price per listed share, each of which may be difficult or impossible for the combined organization to satisfy.
As a result of each of the foregoing, we may be unable to maintain our listing on the NYSE American, which would negatively affect, among other things (i) our ability to complete the Merger, (ii) our ability to raise capital on terms we deem advisable, or at all, and (iii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.
Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in such securities for an indefinite period.
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
The sale into the public market of a significant number of shares issued in the Merger or in future financings, or the resale into the public market of shares issued in prior financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; (ii) the resale of any previously issued but restricted shares of our common stock that become freely available for re-sale, whether through an effective registration statement or under Rule 144 of the Securities Act; and (iii) future conversions of some or all of our outstanding Series C Convertible Preferred Stock into shares of our common stock, which may dilute the ownership interests of our common stockholders upon conversion, and any sales in the public market of any shares of our common stock issued upon such conversion, which could adversely affect prevailing market prices of our common stock.
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
Our common stock ranks junior to our outstanding shares of Series A-2 Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to any dividends and upon liquidation.

The rights of the holders of our common stock rank junior to the rights of the holders of our outstanding shares of preferred stock with respect to any dividends and payments upon the Company’s liquidation, dissolution or winding up. Further, our certificate of incorporation permits our board of directors to authorize the issuance of additional series of preferred stock that would rank senior to our common stock with respect to any dividends and payments upon the Company’s liquidation, dissolution or winding up. As of the filing of this Report, no shares of Series B Preferred Stock remain outstanding.
Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
The Company’s certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of the company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of the board of directors or take other corporate actions, including effecting changes in the Company’s management. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on its board of directors;

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the ability of our board of directors, by majority vote, to amend the Company’s amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 999 18th Street, Suite 1350S, Denver, Colorado 80202. These premises consist of 3,456 square feet of leased office space for which base rent is $81,000 per year. This lease expires on December 31, 2019. We also lease office space in Oxnard, California that houses our bridging services group, help desk and technical personnel in 3,400 square feet, the base rent of which is $85,000 per year. This lease expires on April 30, 2020.

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

The following table sets forth high and low sale prices per share for our common stock for each quarter of 2017 and 2018, based upon information obtained from the NYSE American. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2017
First Quarter	$0.39	$0.22
Second Quarter	0.61	0.23
Third Quarter	0.40	0.19
Fourth Quarter	0.65	0.21
Year Ended December 31, 2018
First Quarter	$0.46	$0.21
Second Quarter	0.25	0.15
Third Quarter	0.22	0.12
Fourth Quarter	0.23	0.11

On March 4, 2019, the closing sale price of our common stock was $0.16 per share as reported on the NYSE American, and 50,405,832 shares of our common stock were issued and outstanding. As of March 4, 2019, there were 99 holders of record of our common stock. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, our ability to pay cash dividends is limited by the Certificates of Designations governing our Series A-2 Preferred Stock and Series C Preferred Stock, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2018 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (*) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (**) (a) & (c))
Equity compensation plans approved by security holders	1,180,000	$1.99	6,022,678	530,813
(*) As of December 31, 2018, 988,000 vested restricted stock units (“RSUs”) remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

(**) On January 28, 2019, the Company issued 530,000 RSUs which reduced the remaining available shares under the Glowpoint, Inc. 2014 Equity Incentive Plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. During the year ended December 31, 2018, the Company repurchased 422,402 shares of Common Stock at an aggregate cost of $77,000, including commissions and fees. During the quarter ended December 31, 2018, the Company repurchased 1,100 shares of Common Stock at an aggregate cost of $139, including commissions and fees. The table below shows the monthly activity related to our Stock Repurchase Program for the quarter ended December 31, 2018.
Vesting of Stock Awards
There were no purchases of any of the Company’s equity securities by Glowpoint or any affiliated purchaser during the fourth quarter of 2018 relating to the vesting of stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	—	$—	—	$673,000
November 1 - 30, 2018	—	$—	—	$673,000
December 1 - 31, 2018	1,100	$0.13	1,100	$673,000
Total	1,100	$0.13	1,100	$673,000

     (1) As of December 31, 2018, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 113,000 shares of restricted stock, 1,180,000 stock options, and 5,035,000 restricted stock units, plus 531,000 shares yet to be granted under the 2014 Equity Incentive Plan as of December 31, 2018.

(2) Price per share includes commissions and fees.

As of December 31, 2018, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017 and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company has experienced declines in revenue in each of the last five fiscal years. From fiscal year 2013 to fiscal year 2018, we experienced a decline in revenue from $33.5 million in 2013 to $12.6 million in 2018. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, we had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. We reduced our sales and marketing expenses from $2,047,000 in 2015 to $664,000 in 2016, $413,000 in 2017 and $319,000 in 2018, in an effort to improve EBITDA and cash flow from operations and maintain compliance with financial covenants under our previously-existing loan agreements.

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for net proceeds of $1,527,000 (the “Series C Offering”). On January 26, 2018, the Company terminated the Business Loan and Security Agreement, dated July 31, 2017, by and between the Company and Super G Capital LLC (“Super G”), along with the accompanying Warrant to Purchase Shares of Common Stock, dated July 31, 2017, and paid off all remaining debt obligations with Super G (the “Super G Payoff”). Also, during the year ended December 31, 2018, the Company paid off all remaining debt with Western Alliance Bank.
As previously disclosed, on July 5, 2018, we received a letter (the “Deficiency Letter”) from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the Deficiency Letter informed us that the NYSE American has determined that shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the continued listing of our common stock on the NYSE American is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American subsequently determined to be no later than the date of our annual meeting in May 2019. We intend to regain compliance with the listing standards set forth in the Company Guide on the timeline established by the NYSE American by undertaking a measure or measures that are for the best interests of the Company and its shareholders. Specifically, given the many conditions to the closing of the Merger discussed below, we are currently working to implement, in the near future, a reverse stock split of our issued and outstanding shares of Common Stock. See Note 19 to our consolidated financial statements included in this Report for more information regarding this proposed reverse stock split. While there can be no assurances that a reverse stock split of our issued and outstanding Common Stock will be implemented in the near future, we expect that either such an interim reverse stock split or the reverse stock split expected to be implemented in connection with the proposed Merger (as discussed below) will allow the Company to regain compliance with this continued listing standard. However, there can be no guaranty that any such reverse stock split will be effected on the terms disclosed herein or at all, or that such measures will be successful or that the NYSE American will deem the company to be in compliance.
On October 24, 2018, we entered into a non-binding letter of intent with SharedLabs, Inc. (“SharedLabs”), a privately held global software and technology services company located in Jacksonville, Florida, with respect to the proposed acquisition by us of 100% of the issued and outstanding equity securities of SharedLabs in exchange for shares of our Common Stock, par value $0.0001 per share (“Common Stock”). On December 20, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and SharedLabs. The Merger Agreement provides that, among other things and subject to the terms and conditions set forth in the Merger Agreement, (i) Glowpoint will effect a reverse stock split of its shares of Common Stock, at a ratio to be approved by Glowpoint’s stockholders and board of directors, and which ratio, as set forth in the Merger Agreement, will not be greater than 1-for-30 without SharedLabs’ approval; (ii) the Merger Sub will merge with and into SharedLabs (the “Merger”), with SharedLabs surviving as a wholly-owned subsidiary of Glowpoint; and (iii) in connection therewith, each share of capital stock of SharedLabs issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive shares of Glowpoint’s Common Stock (the “Merger Consideration”).
The completion of the Merger is subject to satisfaction or waiver of certain closing conditions. As of the date of this Report, we believe that SharedLabs is working to prepare its 2018 year-end financial statements, and working with is independent auditors to complete the audit thereof, for inclusion in the Form S-4. When SharedLabs’ 2018 audited financial statements are available, we and SharedLabs will work to prepare the Form S-4 for filing with the SEC. However, there can be no assurances regarding SharedLabs’ ability to prepare such financial statements and finalize an audit. As a result, there can be no assurance that the parties will be able to file the Form S-4, including SharedLabs’ audited financial statements, on a timely basis. In addition, there can be no assurance that the business combination will be completed on the terms set forth in the Merger Agreement or at all. In the event that the business combination is consummated, there can be no assurance that it will ultimately prove to be beneficial to our stockholders. If the Merger transaction is not completed for any reason, our business and operations, as well as the market price of our stock, may be adversely affected. For more information about possible risks of this transaction, see “Part II. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs.” For more information regarding the terms of the proposed Merger, see “Part I. Item 1. Business.”
As of December 31, 2018, the Company had $2,007,000 in cash and no debt. In early 2018, the Company began investing in product development, sales and marketing expenses and capital expenditures in order to develop new service offerings, with the goal of reversing the Company’s negative revenue trends. However, after the Company signed the letter of intent with SharedLabs, the Company ceased such investments in order to focus our efforts and resources on the completion of the Merger. As a result, the Company does not have an expected time line for the development and release of new services and/or the generation of additional revenue with new services, and, as a result, the Company will likely continue to experience declines in revenue in the future. In addition, as the Company continues to transform into a service-led organization, existing revenue attributable to its core and legacy product lines and services has declined. The Company has worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company is focused on investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. If the Company fails to make the necessary investments to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins. Further, if we complete the Merger with SharedLabs, the composition of our management and board of directors is expected to change in accordance with the Merger Agreement and, as a result, the combined organization may determine to not make such investments and/or pursue business strategies other than those discussed herein. For more information about this and other possible risks of the proposed transaction with SharedLabs, see “Part I. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs.”
Results of Operations
Year Ended December 31, 2018 (“2018”) versus Year Ended December 31, 2017 (“2017”)
Revenue. Total revenue decreased $2,242,000 (or 15%) in 2018 to $12,557,000 from $14,799,000 in 2017. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2018	% of Revenue	2017	% of Revenue
Revenue
Video collaboration services	$7,589	60%	$8,958	60%
Network services	4,351	35%	5,562	38%
Professional and other services	617	5%	279	2%
Total revenue	$12,557	100%	$14,799	100%

•
Revenue for video collaboration services decreased $1,369,000 (or 15%) to $7,589,000 in 2018, from $8,958,000 in 2017. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•
Revenue for network services decreased $1,211,000 (or 22%) to $4,351,000 in 2018 from $5,562,000 in 2017. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•	Revenue for professional and other services increased $338,000 (or 121%) to $617,000 in 2018 from $279,000 in 2017. This increase is mainly attributable to resale of video equipment.

We expect our negative revenue trends from 2017 to 2018 will continue for the foreseeable future given the dynamic and competitive environment for our services. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers. Cost of revenue decreased to $7,598,000 in 2018 from $8,606,000 in 2017. The $1,008,000 decrease in cost of revenue from 2017 to 2018 is mainly attributable to lower costs associated with the $2,242,000 decrease in revenue during the same period. We reduced costs related to revenue in the following areas in 2018: personnel costs, network costs, taxes and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, increased to 61% for 2018 from 58% for 2017. The increase in cost of revenue as a percentage of total revenue for 2018 is mainly attributable to higher personnel costs as a percentage of total revenue.

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing services. Research and development expenses decreased $227,000 to $921,000 in 2018 from $1,148,000 in 2017. This decrease is primarily attributable to lower headcount and a corresponding decrease of $280,000 in personnel costs.

Sales and Marketing. Sales and marketing expenses decreased $94,000 to $319,000 in 2018 from $413,000 in 2017. This decrease is primarily attributable to a decrease in third party marketing costs of $67,000.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. General and administrative expenses increased $946,000 to $4,611,000 in 2018 from $3,665,000 in 2017. This increase is mainly attributable to (i) $714,000 of professional fees incurred during 2018 related to the proposed Merger with SharedLabs and the evaluation of other M&A opportunities, (ii) an increase of $92,000 in personnel costs, and (iii) an increase in administrative and overhead costs of $69,000.

Impairment Charges. Impairment charges increased $3,380,000 to $5,093,000 in 2018 from $1,713,000 in 2017. The impairment charges for 2018 are primarily attributable to $4,955,000 on goodwill and $138,000 on capitalized software no longer in service. For 2017, the impairment charges are primarily attributable to $1,475,000 on goodwill and $232,000 on capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. Depreciation and amortization expenses decreased $866,000 to $755,000 in 2018 from $1,621,000 in 2017. This decrease is mainly attributable to lower amortization expense of $556,000 as certain intangible assets became fully amortized in the third quarter of 2017 and lower depreciation expense of $310,000 due to an increase in assets which became fully depreciated in 2018.

Loss from Operations. Loss from operations increased to $6,740,000 in 2018 from $2,367,000 in 2017. The increase in our loss from operations is mainly attributable to a decrease in our revenue and an increase in impairment charges on goodwill, partially offset by decreases in our cost of revenue and depreciation and amortization as discussed above.

Interest and Other (Income) Expense, Net. Interest and other expense, net in 2018 was $415,000, comprised of (i) $311,000 of interest expense on the Company’s then-existing debt obligations during 2018, and (ii) $269,000 of amortization of debt discount costs related to our then-existing debt obligations, partially offset by a $165,000 gain on extinguishment of debt. Interest and other income, net in 2017 was $7,922,000, comprised of (i) a $9,045,000 gain on extinguishment of debt relating to the Main Street Payoff and SRS Note Exchange Agreement, partially offset by (i) $1,017,000 of interest expense on the Company’s outstanding debt during 2017 and (ii) $106,000 of amortization of debt discount costs related to our debt obligations. The decrease in interest expense from 2017 to 2018 was attributable to the reduction in our debt during 2018 as discussed further below.

Income Tax Benefit. Income tax expense was $13,000 in 2018 as compared to income tax benefit of $230,000 in 2017 (see Note 16 to our consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2018, we had $2,007,000 of cash and working capital of $2,793,000. For the years ended December 31, 2018 and 2017, we incurred a net loss of $7,168,000 and generated net income of $5,785,000, respectively, and net cash used in operating activities of $1,155,000 and net cash provided by operating activities of $1,609,000, respectively. A significant portion of our cash flow from operations during 2018 and 2017 was dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2018 and 2017, our cash flow from operations was reduced by $318,000 and $878,000, respectively, for interest payments on our then-existing indebtedness. During the year ended December 31, 2018, we reduced the outstanding principal on our debt obligations from $1,832,000 as of December 31, 2017 to $0 as of December 31, 2018.

Net cash used in investing activities for 2018 and 2017 was $335,000 and $133,000, respectively, primarily related to purchases of property and equipment, including capitalized internal-use software costs.

Net cash used in financing activities for 2018 was $449,000, primarily attributable to (i) $1,832,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement and Super G Loan Agreement, and (ii) other payments of $154,000 relating to the purchase of treasury stock and debt issuance costs, partially offset by (i) $1,527,000 of net proceeds from the Series C Offering.

Net cash provided by financing activities for 2017 was $1,330,000, primarily attributable to (i) $2,280,000 of net proceeds from a registered direct offering of 2,800 shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in October 2017 (the “Series B Offering”), and (ii) $2,025,000 of proceeds (net of debt issuance costs) from new loans in July 2017 with Western Alliance Bank and Super G Capital, LLC (“Super G”) (described further below), partially offset by (a) the $2,550,000 Main Street Payoff , (b) $372,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement and Super G Loan Agreement, and (c) other payments of $57,000 relating to purchase of treasury stock and equity issuance costs.

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provided the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver was limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base included 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $400,000 at December 31, 2017, and which stepped down to $200,000 on January 1, 2018, and to $0 on April 1, 2018) (“the Non-Formula Amount”). The Western Alliance Bank Loan Agreement provided that all borrowings would bear interest at the prime rate (4.75% as of March 31, 2018) plus 2.25% (or a total of 7.00% as of March 31, 2018) per year. The prime rate was subject to a floor of 4.00%. Interest payments on the outstanding borrowings were due monthly. On July 31, 2017, the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount. During the years ended December 31, 2018 and 2017, the Company made total principal payments of $800,000 and $300,000 on the A/R Revolver. On May 8, 2018, the Company terminated the Western Alliance Bank Loan Agreement and there are no remaining obligations as of December 31, 2018.
Super G Loan Agreement and Warrant

On July 31, 2017, the Company and its subsidiary entered into a Business Loan and Security Agreement with Super G, as lender (the “Super G Loan Agreement”), and received a term loan from Super G in an amount equal to $1,100,000, the proceeds of which were used to fund the Main Street Payoff (the “Super G Loan”). Borrowings under the Super G Loan Agreement were to be repaid in installments (including interest) of $33,000 per month in the first 3 months following closing and $68,600 per month in months four through twenty-four following closing, for total payments of $1,540,000. During the year ended December 31, 2018, the Company made total principal and interest payments of $1,032,000 and $306,000, respectively, on the Super G Loan. On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Agreement and the Warrant to Purchase Shares of Common Stock, dated July 31, 2017, by and between the Company and the Lender, in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”) in full satisfaction of the outstanding facility. The Company funded the Super G Payoff with the net proceeds of its Series C Offering (defined below).

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

Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,527,000 after deducting offering expenses paid by us (the “Series C Offering”).

Future Capital Requirements

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the amount of shares repurchased under the Company’s Stock Repurchase Program, the cost involved in protecting our intellectual property rights, and expenses related to the Merger with SharedLabs. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations on a stand-alone basis for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. In addition, we cannot predict the liquidity position of the combined organization at any point following the Merger, which is subject to, among other things, business decisions of the combined organization’s management and board of directors. We anticipate negative cash flow from operations in 2019 and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations over the longer term. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. In addition, the Merger Agreement includes provisions applicable prior to the earlier of the (i) closing of the Merger or (ii) termination of the Merger Agreement that restrict Glowpoint’s ability to raise capital through equity or debt financings without SharedLabs’ consent.

In addition, as previously disclosed, on July 5, 2018, we received the Deficiency Letter from the NYSE American stating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the Company Guide. Specifically, the Deficiency Letter informed us that the NYSE American has determined that shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the continued listing of our common stock on the NYSE American is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American subsequently determined to be no later than the date of our annual meeting in May 2019. We intend to regain compliance with the listing standards set forth in the Company Guide on the timeline established by the NYSE American by undertaking a measure or measures that are for the best interests of the Company and its shareholders. Specifically, given the many conditions to the closing of the Merger discussed in this Report, we are currently working to implement, in the near future, a reverse stock split of our issued and outstanding shares of Common Stock. See Note 19 to our consolidated financial statements included in this Report for more information regarding this proposed reverse stock split. There is, however, no assurance that any such measures will be successful or that the NYSE American will deem us to be in compliance, any of which may affect our ability to raise capital, refinance indebtedness or borrow additional funds on terms we deem advisable, or at all. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

We have expended significant effort and management attention on the proposed Merger transaction with SharedLabs, and each of us and SharedLabs have and are continuing to incur significant fees and expenses, such as legal and accounting fees, which must be paid whether or not the Merger is completed. There is no assurance that the transaction contemplated by the Merger Agreement will be completed, and if it is not completed for any reason, our business and operations, as well as the market price of our stock, may be adversely affected. Further, if the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we or SharedLabs may be required to pay the other party a termination fee of $250,000 or reimburse the transaction expenses of the other party, up to a maximum of $1,000,000.
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

Revenue Recognition. Revenue billed in advance for video collaboration services is deferred until the revenue has been earned, which is when the related services have been performed. Other service revenue, including amounts passed through based on surcharges from our telecom carriers, related to the network services and collaboration services are recognized as service is provided. As the non-refundable, upfront installation and activation fees charged to our customers do not meet the criteria as a separate unit of accounting, they are deferred and recognized over the 12 to 24-month period estimated life of the customer relationship. Revenue related to professional services is recognized at the time the services are performed. Revenues derived from other sources are recognized when services are provided or events occur. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605) and required entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605. We did not record an adjustment to opening accumulated deficit as of January 1, 2018 as the cumulative impact of adopting Topic 606 was not material. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the year ended December 31, 2018 was not material as a result of applying Topic 606. Deferred revenue as of December 31, 2018 totaled $43,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2018, the Company recorded $350,000 of revenue that was included in deferred revenue as of December 31, 2017. The Company disaggregates its revenue by geographic region. See Note 15 for more information.

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2018 and 2017, the Company recorded impairment charges of $0 and $6,000, respectively, primarily consisting of furniture, computer equipment, and network equipment no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Capitalized Software Costs. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2018, we capitalized internal-use software costs of $265,000 and we amortized $372,000 of these costs. For the year ended December 31, 2017, we capitalized internal-use software costs of $126,000 and we amortized $625,000 of these costs. During the years ended December 31, 2018 and 2017, we recorded impairment losses of $138,000 and $232,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. In addition, as of each March 31, 2018, June 30, 2018 and December 31, 2018, the Company considered the declines in our revenue and stock price to be triggering events for interim goodwill impairment tests. The Company operates as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of each test date. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price (“VWAP”) of its stock as of each period end. As of each period end, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded total goodwill impairment charges of $4,955,000 during the year ended December 31, 2018. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. The remaining goodwill balance as of December 31, 2018 was $2,795,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets total $499,000 as December 31, 2018 and include the affiliate network and trademarks recorded in connection with the acquisition of Affinity in October 2012. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from eight years to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.” The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed its evaluations of intangible assets as of each quarter end during 2018 and determined that the fair value of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the year ended December 31, 2018.

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended. The guidance introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under Topic 842, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our operating leases for our office space in California, as disclosed in Note 13, will be recognized as a right-of-use asset and operating lease liability on our balance sheet upon adoption in January 2019, which will increase our total assets and liabilities by approximately $100,000, respectively.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We believe the effect of adopting this guidance on our consolidated financial statements and related disclosures will not be material.

In June 2018 the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718).” The guidance simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should apply to all new awards granted after the date of adoption. We believe the effect of adopting this guidance on our consolidated financial statements and related disclosures will not be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors
Our Board of Directors currently consists of five directors. The current Board members include four independent directors and our chief executive officer. The core responsibility of our Board of Directors is to exercise its business judgment to act in what it reasonably believes to be in the best interests of the Company and its stockholders. Further, members of the Board fulfill their responsibilities consistent with their fiduciary duty to the stockholders, and in compliance with all applicable laws and regulations. The primary responsibilities of the Board include:

•	Oversight of management performance and assurance that stockholder interests are served;

•	Oversight of the Company’s business affairs and long-term strategy; and

•	Monitoring adherence to the Company’s standards and policies, including, among other things, policies governing internal controls over financial reporting.
Our Board of Directors met nine times during the year ended December 31, 2018. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders. All of our directors attended the 2018 annual meeting of stockholders.
Our Board of Directors conducts its business through meetings of the Board and through activities of the standing committees, as further described below. The Board and each of the standing committees meet throughout the year on a set schedule and also holds special meetings and acts by written consent from time to time, as appropriate. Board agendas include regularly scheduled executive sessions of the independent directors to meet without the presence of management. The Board has delegated various responsibilities and authority to different committees of the Board, as described below. Members of the Board have access to all of our members of management outside of Board meetings.
The following table sets forth information with respect to our Board of Directors.

Name	Age	Position with Company
Kenneth Archer (2)(3)	61	Director, Chairman of the Nominating Committee
David Giangano (1)(2)	57	Director
Peter Holst	50	Director, Chief Executive Officer and President
Patrick J. Lombardi (1)	71	Director, Chairman of the Board
James S. Lusk (1)(2)(3)	63	Director, Chairman of the Audit Committee, Chairman of the Compensation Committee
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
Biographies for Board of Directors
Kenneth Archer, Director. Mr. Archer joined our Board of Directors in June 2010. Mr. Archer joined Nectar Services Corp. in January 2018 as Nectar’s Chief Revenue Officer. Nectar is a leader in the development of network monitoring and management software for voice, video, data, and advanced applications for the Unified Communications (UC) industry. Mr. Archer previously served as the Vice President of Global Sales Enablement for Hewlett-Packard, an industry-leading global technology company, from April 2014 to November 2017, and served as the Americas Vice President of Channels and Alliances for the Technology Services Business from November 2011 to March 2014. From June 2009 to October 2011, Mr. Archer was CEO of TriNET Systems, a provider of global design, implementation and support services for communication and networking solutions from Avaya, Extreme, Juniper, and Nectar Networks.  From April 2008 to June 2009, Mr. Archer was President of Prime Communications, an Avaya Gold Business Partner, until it was acquired by TriNET Systems in June 2009. Prior to Prime Communications, Mr. Archer was Vice President of North American Channels for Avaya commencing in July 2005, where he was responsible for the channel strategy, program, operations, and partner management team, and spent 24 years before that at Hewlett-Packard working in various roles within the channels program.  He previously served on the Board of Directors of Juma Technology Corp. (OTCBB:JUMT), a leading IP convergence firm specializing in managed services, and previously served on the Board of Directors of PRG Group, Inc. (PRGJ.PK), the former holding company of Prime Communications.  Mr. Archer graduated with a BS in Marketing from West Chester University of Pennsylvania and received an Executive MBA Management degree from Fairleigh Dickinson University in New Jersey.

In considering Mr. Archer as a director of the Company, the Board reviewed his specialized experience and extensive knowledge in sales and marketing (specifically in building and establishing a channel sales program and strategy) in the communications and networking industries, and also his leadership experience as a chief executive.
David Giangano, Director. Mr. Giangano joined our Board of Directors in February 2015. Mr. Giangano co-founded Nectar Services Corp. in 2007 and has served as Nectar’s President and CEO since 2007. Mr. Giangano developed Nectar’s world-class channel program where he oversaw Nectar’s complete go-to-market strategy, global channel and OEM partner programs. Nectar’s channel partner and OEM presence currently spans over 100 countries and is also augmented by numerous Alliance partnerships. In 2002, Mr. Giangano founded Juma Technology, an Avaya Platinum Business Partner specializing in IP convergence. There he established a reputation as an industry leader in Voice & Data IP Convergence. Earlier in his career, Mr. Giangano spent 10 years with Northrop Grumman Corporation as a Senior Design Engineer in the R&D group and as a Project Leader on various military and commercial programs. Mr. Giangano holds multiple patents in such disciplines as data encryption, data acquisition and digital signal processing. His technical writings have been published in NASA and Institute of Electrical and Electronics Engineers (IEEE) journals and magazines. Mr. Giangano earned a Bachelor of Science in Engineering from Fairleigh Dickinson University.
In considering Mr. Giangano as a director of the Company, the Board reviewed his specialized experience and knowledge in sales and marketing in the communications and networking industries, and also his leadership experience as a chief executive.
Peter Holst, Chief Executive Officer and Director.  Prior to being named President and CEO in January 2013, Mr. Holst served had served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc. (“Affinity”), a leading provider of public videoconferencing rooms and managed videoconferencing services, from June 1, 2008 until October 1, 2012, when the Company acquired Affinity. Prior to joining Affinity, Mr. Holst served as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.
In considering Mr. Holst as a director of the Company, the Board reviewed his extensive knowledge and expertise in the communication services industry, and the leadership he has shown in his positions with prior companies.
Patrick J. Lombardi, Chairman of the Board. Mr. Lombardi joined our Board of Directors in April 2014 and has served as Chairman since joining the Board. Prior to his retirement in 2013, Mr. Lombardi was a self-employed consultant to the telecommunications industry from 1996 to March 2013. From 1981 to 1996, Mr. Lombardi worked for Jones International, Ltd. and subsidiaries, serving as Group President and holding several senior management positions for subsidiaries of Jones. Mr. Lombardi formerly served on the Boards of Directors for Jones Intercable, Inc., Bell Cablemedia plc and Raindance Communications, Inc. Mr. Lombardi holds a B.B.A. degree in Accounting from the University of Notre Dame and is a certified public accountant.
In considering Mr. Lombardi as a director of the Company, the Board reviewed his extensive expertise and knowledge regarding the telecommunications industry, as well as the prior directorships and executive positions he has held with public companies. Mr. Lombardi qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of corporate finance and his skills in analyzing and evaluating financial statements.
James S. Lusk, Director. Mr. Lusk joined our Board of Directors in February 2007.  Mr. Lusk is currently the Chief Financial Officer of Sutherland Global Services, a global provider of business process transformation and technology management services. Mr. Lusk joined Sutherland in July 2015. From 2007 until July 2015, Mr. Lusk was Executive Vice President of ABM Industries Incorporated (NYSE:ABM), a leading provider of facility solutions, and served as ABM’s Chief Financial Officer from 2007 until April 2015. Prior to joining ABM, he served as Vice President, Business Services and Chief Operating Officer for the Europe, Middle East and Africa region for Avaya from 2005 to 2007. Mr. Lusk has also served as Chief Financial Officer and Treasurer of BioScrip/MIM, President of Lucent Technologies’ Business Services division, and interim Chief Financial Officer and Corporate Controller of Lucent Technologies. Mr. Lusk earned his B.S. (Economics), cum laude, from the Wharton School, University of Pennsylvania, and his M.B.A (Finance) from Seton Hall University. He is a certified public accountant and was inducted into the AICPA Business and Industry Leadership Hall of Fame in 1999.
In considering Mr. Lusk as a director of the Company, the Board reviewed his extensive expertise and knowledge regarding finance and accounting matters, as well as compensation, risk assessment and corporate governance. Mr. Lusk qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board of Directors his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Director Independence
Our Board of Directors has determined that each of our current directors, other than Mr. Holst, qualifies as “independent” in accordance with the rules of the NYSE American. Because Mr. Holst is our chief executive officer and an employee of the Company, he does not qualify as independent.
The NYSE American independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NYSE American rules, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management, including the employment of both Messrs. Giangano and Archer by Nectar Services Corp.
Board Committees
The Board has an audit committee, a compensation committee and a nominating committee, and may form special committees as is required from time to time. Each of the committees regularly report on their activities and actions to the full Board. The charters for the audit committee, the compensation committee, and the nominating committee are available on the Company’s website at www.glowpoint.com/investor-relations. The contents of our website are not incorporated by reference into this document for any purpose.
Audit Committee
The audit committee currently consists of James S. Lusk (chair), David Giangano and Patrick J. Lombardi. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the listing standards of NYSE American and the SEC rules governing audit committees and “financially literate” for purposes of applicable NYSE American listing standards. In addition, our Board of Directors has determined that each of Messrs. Lusk and Lombardi has the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met five times during the year ended December 31, 2018.
Compensation Committee
Our compensation committee currently consists of James S. Lusk (chair), Kenneth Archer, and David Giangano. Each member of the compensation committee meets the applicable independence requirements of the NYSE American. The compensation committee met three times during the year ended December 31, 2018.
The compensation committee is responsible for establishing and administering our executive compensation policies. The role of the compensation committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock and (iii) produce, if required under applicable securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the compensation committee under its charter include:

•	annually reviewing and making recommendations to the Board with respect to compensation of directors, executive officers and key employees of the Company;

•
annually reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and recommending to the Board the Chief Executive Officer’s compensation levels based on this evaluation;

•	reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

•	approving and overseeing compensation programs for executive officers involving the use of the Company’s stock;

•	approving and administering cash incentives for executives, including oversight of achievement of performance objectives, and funding for executive incentive plans;

•	annually performing a self-evaluation on the performance of the compensation committee; and

•	making regular reports to the Board concerning the activities of the compensation committee.

When appropriate, the compensation committee may, in carrying out its responsibilities, form and delegate authority to subcommittees. The Chief Executive Officer plays a role in determining the compensation of our other executive officers by evaluating the performance of those executive officers. The Chief Executive Officer’s evaluations are then reviewed by the compensation committee. This process leads to a recommendation for any changes in salary, bonus terms and equity awards, if any, based on performance, which recommendations are then reviewed and approved by the compensation committee.
Nominating Committee
Our nominating committee currently consists of Kenneth Archer (chair) and James S. Lusk. Each member of the nominating committee meets the independence requirements of the NYSE American. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met two times during the year ended December 31, 2018.
The nominating committee considers qualified candidates to serve as a member of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 999 18th Street, Suite 1350S, Denver, Colorado 80202. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

•	a statement that the writer is our stockholder and is proposing a candidate for our Board of Directors for consideration by the nominating committee;

•	the name of and contact information for the candidate;

•	a statement of the candidate’s business and educational experience;

•	information regarding each of the factors set forth in the nominating committee charter sufficient to enable the nominating committee to evaluate the candidate;

•	a statement detailing any relationship between the candidate and any of our customers, suppliers or competitors;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as our director if nominated and elected.
In considering potential new directors, the nominating committee will review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance or administration; familiarity with national and international business matters; familiarity with our industry; and prominence and reputation. While there is no formal policy with regard to consideration of diversity in identifying director nominees, the nominating committee will consider diversity in business experience, professional expertise, gender and ethnic background, along with various other factors when evaluating director nominees. The nominating committee will also consider whether the individual has the time available to devote to the work of our Board of Directors and one or more of its committees.
The nominating committee will also review the activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest or other consideration that might hinder or prevent service on our Board of Directors. In making its selection, the nominating committee will bear in mind that the foremost responsibility of a director of a corporation is to represent the interests of the stockholders as a whole. The nominating committee will periodically review and reassess the adequacy of its charter and propose any changes to the Board of Directors for approval.
Contacting the Board of Directors
Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors and individual directors may do so by writing to: Glowpoint, Inc., 999 18th Street, Suite 1350S, Denver, Colorado 80202, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.
Board Leadership Structure and Role in Risk Oversight
At no time during the year ended December 31, 2018 was the chairman of our Board of Directors also our Chief Executive Officer. Although the Board does not have a policy regarding the separation of the roles of chairman of the Board and Chief Executive Officer, the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company, and also the membership of the Board. Our current structure facilitates a greater role for the Board of Directors in the oversight of the Company, and allows the chief executive officer to focus on the management of the Company’s day-to-day operations. Currently, Patrick J. Lombardi holds the position of chairman of our Board of Directors.
The Board has an active role, directly and through its committees, in the oversight of the Company’s risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operation of the Company’s business and the implementation of the Company’s strategic plan, including the Company’s risk mitigation efforts.
Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the audit committee oversees management of accounting, auditing, external reporting, internal controls and cash investment risks. The nominating committee oversees and assesses the performance of the Board and makes recommendations to the Board from time to time regarding nominees for the Board. The compensation committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner the Board is able to coordinate its risk oversight.
We have adopted a code of conduct and ethics, as amended effective October 12, 2015, that applies to all of our employees, directors and officers, including our Chief Executive Officer, Chief Financial Officer and our finance team. The full text of our code of conduct and ethics (as amended) is posted on our website at www.glowpoint.com/investor-relations and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 999 18th Street, Suite 1350S, Denver, Colorado 80202. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange on which the Company trades.
Biographies for Executive Officers
Peter Holst, President and Chief Executive Officer. See “Biographies for Board of Directors” above for Mr. Holst’s biography.
David Clark, Chief Financial Officer. Mr. Clark, 50, joined the Company in March 2013 as Chief Financial Officer and leads our financial operations and investor relations, including financial planning and reporting, accounting, tax and treasury. Mr. Clark has more than 25 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark spent over eight years with Allos Therapeutics, a publicly traded biopharmaceutical company, serving from 2007 to 2012 as Vice President of Finance, Treasurer and acting CFO. While at Allos, Mr. Clark was responsible for oversight and management of all financial activities, including equity financings, strategic financial planning, and investor relations. Prior to Allos, Mr. Clark spent nearly four years with Seurat Company (formerly XOR Inc.), an e-commerce managed services company, serving most recently as CFO. Mr. Clark started his career and spent over seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.
Family Relationships
There are no family relationships between the officers and directors of the Company.
Legal Proceedings
During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.
Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2018, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis.

Item 11. Executive Compensation
Glowpoint’s Director Compensation
Glowpoint’s director compensation plan provides that non-employee directors are entitled to receive annually: (i) a grant of 25,000 shares of Glowpoint Restricted Stock or Glowpoint RSUs (pro-rated as necessary for the period of service from the director’s date of appointment to the Glowpoint board of directors until the next annual meeting of stockholders); and (ii) a retainer fee of $25,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of Glowpoint Restricted Stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. The annual equity grants to directors are made as of the date of the annual meeting of Glowpoint’s stockholders. During 2018 and effective beginning with grants made in 2018, Glowpoint’s director compensation plan was changed from a grant of Glowpoint Restricted Stock or Glowpoint RSUs with a grant date fair value of $40,000 to a fixed grant of 25,000 shares of Glowpoint Restricted Stock or Glowpoint RSUs. Grants of Glowpoint Restricted Stock or Glowpoint RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of Glowpoint. Vested Glowpoint RSUs are settled in shares of Glowpoint RSUs common stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the Glowpoint RSUs, (ii) a change in control (as defined in the award agreement) of Glowpoint and (iii) the date of a director’s separation from service from Glowpoint.
Glowpoint also pays the chairman of its board of directors an additional cash payment of $20,000 per year, the chairperson of Glowpoint’s audit committee an additional cash payment of $10,000 per year, each of the chairpersons of Glowpoint’s compensation committee and nominating committee an additional cash payment of $5,000 per year, and each non-chair member of any standing committee an additional cash payment of $3,000 per year, in each case payable in equal quarterly installments in arrears. In addition, Glowpoint may establish special committees of the board from time to time and provide for additional retainers in connection therewith.
The following table represents compensation for Glowpoint’s non-employee directors during the year ended December 31, 2018. No stock awards were granted to Glowpoint’s non-employee directors in 2017, therefore each director received two separate awards of 25,000 shares of RSUs, for a total of 50,000 each. All compensation for Peter Holst, Glowpoint’s Chief Executive Officer and President, during the year ended December 31, 2018 is included in the Summary Compensation Table under “Glowpoint’s Executive Compensation” below.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Fees
Kenneth Archer	$33,000	$10,000	$43,000
David Giangano	$31,000	$10,000	$41,000
Patrick J. Lombardi	$48,000	$10,000	$58,000
James S. Lusk	$43,000	$10,000	$53,000
(1) These amounts represent the aggregate grant date fair value for awards of restricted stock units for fiscal year 2018 computed in accordance with FASB ASC Topic 718.
As of December 31, 2018, the aggregate number of shares subject to outstanding stock options, unvested Glowpoint Restricted Stock awards and unvested Glowpoint RSUs for each non-employee director identified above is set forth below.

Name	Options	Restricted Stock	RSUs
Kenneth Archer	100,000	6,269	50,000
David Giangano	0	0	50,000
Patrick J. Lombardi	0	7,444	50,000
James S. Lusk	102,500	6,269	50,000
In addition, as of December 31, 2018, 987,616 vested Glowpoint RSUs issued to non-employee directors remain outstanding due to the deferred payment provisions set forth in the Glowpoint RSU awards, and are allocated among the non-employee directors as follows:

Name	Vested Deferred RSUs
Kenneth Archer	239,036
David Giangano	204,660
Patrick J. Lombardi	304,884
James S. Lusk	239,036
Glowpoint’s Executive Compensation
Summary Compensation Table
The following table sets forth for the years ended December 31, 2018 and 2017 the compensation awarded to, paid to, or earned by: Peter Holst, Director, Chief Executive Officer and President; and David Clark, Chief Financial Officer, Treasurer and Secretary (the “named executive officers”), as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation ($)	Total ($)
Peter Holst Director, Chief Executive Officer and President	2018	199,875	171,602	463,238 (3)	10,770 (2)	845,485
	2017	199,875	108,750	—	4,773 (2)	313,398
David Clark Chief Financial Officer, Treasurer and Secretary	2018	225,133	63,500	137,968 (5)	10,152 (4)	436,753
	2017	225,133	43,500	—	7,868 (4)	276,501
(1) No stock awards were granted to Glowpoint’s named executive officers in 2017. These amounts represent the aggregate grant date fair value for awards of RSUs for 2018, computed in accordance with FASB ASC Topic 718.
(2) Represents a matching contribution under Glowpoint’s 401(k) Plan of $8,250 and $2,253 for 2018 and 2017, respectively, and $2,520 of parking reimbursement for both 2018 and 2017.
(3) Represents the sum of the grant date fair values of the following awards: (i) 333,333 performance-vested Glowpoint RSUs granted on April 13, 2018 (the “April 2018 PVRSUs”), the terms of which are described below under “Grants of Performance-Vested Restricted Stock Units,” and (iii) 2,313,165 performance-vested Glowpoint RSUs granted on November 19, 2018 (the “November 2018 PVRSUs”), the terms of which are described below under “Grants of Performance-Vested Restricted Stock Units.” The grant date fair value of the April 2018 PVRSUs and the November 2018 PVRSUs is based upon achievement of 100% of the target performance.
(4) Represents a matching contribution under Glowpoint’s 401(k) Plan of $7,632 and $5,348 for 2018 and 2017, respectively, and $2,520 of parking reimbursement for both 2018 and 2017.
(5) Represents the sum of the grant date fair value of the following awards: (i) 340,000 April 2018 PVRSUs, (ii) 116,667 time-based RSUs granted on April 13, 2018 with vesting scheduled for April 13, 2020 and (iii) 247,456 November 2018 PVRSUs. The grant date fair value of the April 2018 PVRSUs and the November 2018 PVRSUs is based upon achievement of 100% of the target performance.
Grants of Performance-Vested Restricted Stock Units (“PVRSUs”)
April 2018 PVRSUs. The compensation committee of the Glowpoint board of directors granted April 2018 PVRSUs under the 2014 Equity Incentive Plan to Mr. Holst and Mr. Clark on April 13, 2018. Each PVRSU represented the right to receive a share of Glowpoint common stock if certain performance goals were achieved in a specified time period. Any earned PVRSUs were to vest at the end of the applicable measurement period. The performance measures for the April 2018 PVRSUs were Adjusted EBITDA and Revenue. Adjusted EBITDA is a non-GAAP financial measure that is reconciled to the most comparable GAAP financial measure for the relevant fiscal year in Item 7 of Glowpoint’s Annual Report on Form 10-K on the year ended 2017. For the 2015 PVRSUs granted to Mr. Holst, Adjusted EBITDA was weighted at 37.5% and Revenue was weighted at 62.5% for each of the measuring periods. For the 2015 PVRSUs granted to Mr. Clark, Adjusted EBITDA was weighted at 62.5% and Revenue was weighted at 37.5% for each of the measuring periods. The April 2018 PVRSUs have a measurement period of calendar year 2018 for Mr. Holst and a measurement period of calendar year for 66% of Mr. Clark’s PVRSUs with the other 34% having a measurement period of calendar year 2019.The table below sets forth the threshold, target and maximum payout percentages that could have been earned by each named executive officer based on the threshold, target and maximum levels of Adjusted EBITDA and Revenue performance set forth below. The Adjusted EBITDA (as described above) and Revenue performance goals and payout percentages for the 2018 performance period are as summarized in the table below (and the 2019 performance period is the same as for 2018).

	Vesting Percentage of Target PVRSUs	Adjusted EBITDA Fiscal 2018	Revenue Fiscal 2018
Threshold	80%	95% of Target Amount	95% of Target Amount
Target	100%	Projected Fiscal 2018 Adjusted EBITDA as set forth in the 2018 Annual Operating Plan	Projected Fiscal 2018 Revenue as set forth in the 2018 Annual Operating Plan
Maximum	120%	120% of Target Amount	120% of Target Amount
November 2018 PVRSUs. On November 19, 2018, the compensation committee of the Glowpoint board of directors granted Excluded Glowpoint RSUs, representing in the aggregate the right to receive up to 3,468,414 shares of Glowpoint common stock, which Excluded RSUs, pursuant to the merger agreement, will remain outstanding following the effective time, and, with respect to these RSUs granted to Glowpoint’s executive officers, shall vest upon the earlier to occur of (i) termination of such executive officer by Glowpoint following the effective time of the merger or (ii) six months following the effective time, subject to the executive officer’s continuous employment through the relevant vesting period and subject to the other terms and conditions set forth in the applicable award agreement. In addition, following the effective time, the Glowpoint board of directors may not take any action to terminate, cancel or amend the terms of the Excluded Glowpoint RSUs, except as required by applicable law.
Outstanding Equity Awards at 2018 Fiscal Year-End
The table set forth below presents the number and values of exercisable and unexercisable Glowpoint Options and unvested shares of Glowpoint Restricted Stock and Glowpoint RSUs held by the named executive officers at December 31, 2018:

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Peter Holst	1/13/2013	875,000	$1.98	1/13/2023
	2/4/2015				62,500	(2)	$8,125
	4/13/2018							333,333	(3)	$43,333
	11/19/2018							2,313,165	(4)	$300,711
David Clark	3/25/2013	100,000	$1.51	3/25/2023
	2/4/2015				20,000	(2)	$2,600
	4/13/2018							340,000	(3)	$44,200
	4/13/2018							116,667	(5)	$15,167
	11/19/2018							247,456	(4)	$32,169
(1) The market value of the stock awards is based on the $0.13 closing market price of Glowpoint common stock on December 31, 2018.
(2) Represents an award of Glowpoint RSUs that vest on a time-based method (vesting occurred on January 1, 2019).
(3) Represents the number of April 2018 PVRSUs that would vest under the terms of these awards based upon achievement of 100% of the target performance.
(4) Represents the number of November 2018 PVRSUs that would vest under the terms of these awards based upon achievement of 100% of the target performance.

(5) Represents an award of time-based RSUs, scheduled to vest on April 13, 2020.
401(k) Plan
Glowpoint maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2017 and 2018 eligible employees may defer up to 80% of their salary each year, and Glowpoint matched 50% of an employee’s contributions on the first 4% of the employee’s salary for 2017 and through February 28, 2018. Effective March 1, 2018, Glowpoint matched 50% of an employee’s contributions on the first 6% of the employee’s salary. The Glowpoint matching contribution vests over four years.
Agreements with Named Executive Officers
Peter Holst Employment Agreement.
On January 13, 2013, the Board appointed Peter Holst as the Company’s President and Chief Executive Officer, and as a member of the Board. In connection with his appointment, the Company entered into an employment agreement with Mr. Holst (the “Holst Employment Agreement”). The initial term of the Holst Employment Agreement, which is terminable at will by either party, expired on December 31, 2014 and is renewed for successive one-year terms if not otherwise terminated. Pursuant to the Holst Employment Agreement, Mr. Holst initially received an annual base salary of $195,000 and is eligible to receive a maximum annual incentive bonus equal to 100% of his base salary, at the discretion of the compensation committee of the Board based on meeting certain financial and non-financial goals. Effective March 1, 2014, the Board increased Mr. Holst’s annual base salary to $199,875. On January 28, 2016, the Company entered into an Amended and Restated Employment Agreement (the “Amended and Restated Employment Agreement”) with Mr. Holst that amends certain termination, non-competition, and other provisions of the Holst Employment Agreement. Pursuant to the Amended and Restated Employment Agreement, upon the Company’s termination of Mr. Holst without cause, the Company is required to pay severance to Mr. Holst equal to twelve months of his base salary plus 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs. Additionally, pursuant to the Amended and Restated Employment Agreement, if Mr. Holst is terminated within eighteen months of a “change in control” event (as defined in the Amended and Restated Employment Agreement), the Company must pay Mr. Holst an amount equal to twenty-four months of his base salary, 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs and the pro-rated portion of Mr. Holst’s maximum annual target bonus amount for the calendar year in which the effective date of termination occurs. The Amended and Restated Employment Agreement also increases Mr. Holst’s non-competition agreement from six months to twelve months.
David Clark Employment Agreement.
On March 25, 2013, the Company entered into an employment agreement with David Clark (the “Clark Employment Agreement”) in connection with his appointment as Chief Financial Officer of the Company. Pursuant to the Clark Employment Agreement, Mr. Clark initially received an annual base salary of $220,000 and is eligible to receive a maximum annual incentive bonus equal to 50% of his base salary, at the discretion of the compensation committee of the Board, based on meeting certain financial and non-financial goals. Effective March 1, 2014, the Board increased Mr. Clark’s annual base salary to $225,133. On January 28, 2016, the Company entered into a First Amendment to Employment Agreement (the “Amendment”) with Mr. Clark that modifies certain provisions of the Clark Employment Agreement. Pursuant to the Amendment, as amended to date, upon the Company’s termination of Mr. Clark without cause, the Company is required to pay severance to Mr. Clark in an amount equal to six months of his base salary. Additionally, the Amendment, as amended to date, provides that if Mr. Clark is terminated (i) during the 18-month period following a “change in control” event (as defined in the Clark Employment Agreement) by Glowpoint without “cause” or by Mr. Clark for “good reason” (as such terms are defined in the Clark Employment Agreement) or (ii) for any reason following the date that is six months subsequent to the effective time of the merger, the Company must pay severance to Mr. Clark in an amount equal to eighteen months of his base salary, 100% of his maximum annual target bonus amount for the calendar year in which the termination occurs and the pro-rated portion of his maximum annual target bonus amount for the calendar year in which the effective date of termination occurs.
Potential Payments to Named Executive Officers upon Termination or Change-in-Control
This section summarizes the material terms of our contracts and arrangements that may provide payments or benefits upon a Named Executive Officer’s termination or upon a change in control of the Company. For the purposes of this discussion, set forth below are the standard definitions for the various types of termination, although exact definitions may vary by agreement and by person.
In accordance with the terms of the 2007 Stock Incentive Plan and 2014 Equity Incentive Plan, upon a Change in Control or Corporate Transaction, as each such term is defined in such Plans, all shares of restricted stock, restricted stock units and all unvested options immediately vest. No Named Executive Officer is entitled to accelerated vesting in connection with Voluntary Resignation, retirement, disability or a Termination for Cause.
“Voluntary Resignation” means the resignation initiated by the executive officer.
“Resignation for Good Reason” means if the executive officer resigns because: (i) there has been a diminution in his base salary; (ii) the executive officer is required to be based in an office that is more than a certain distance (e.g., 50 or 75 miles) from the current location of the office; (iii) the executive officer is assigned duties that are materially inconsistent with his current position; or (iv) there is a material diminution of his status, office, title, responsibility, or reporting requirements.
“Termination For Cause” means a termination of executive officer’s employment by the Company because, in the judgment of the Company: (i) the executive officer willfully engaged in any act or omission which is in bad faith and to the detriment of the Company; (ii) the executive officer exhibited unfitness for service, dishonesty, habitual neglect, persistent and serious deficiencies in performance, or gross incompetence, which conduct is not cured within fifteen (15) days after receipt by the executive officer of written notice of the conduct; (iii) the executive officer is convicted of a crime; or (iv) the executive officer refused or failed to act on any reasonable and lawful directive or order from the executive officer’s superior or the Board.
“Termination Without Cause” means a termination for a reason other than Termination For Cause, as defined above.
Under the terms of Mr. Holst’s Amended and Restated Employment Agreement, upon the Company’s termination of Mr. Holst without cause, the Company is required to pay severance to Mr. Holst equal to twelve months of his base salary plus 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs. Additionally, if Mr. Holst is terminated within eighteen months of a “change in control” event (as defined in the Amended and Restated Employment Agreement), the Company must pay Mr. Holst an amount equal to twenty-four months of his base salary, 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs and the pro-rated portion of Mr. Holst’s maximum annual target bonus amount for the calendar year in which the effective date of termination occurs.
Under the terms of the Amendment to Mr. Clark’s Employment Agreement, upon the Company’s termination of Mr. Clark without cause, the Company is required to pay severance to Mr. Clark in an amount equal to six months of his base salary. Additionally, the Amendment provides that if Mr. Clark is terminated within eighteen months following a “change in control” event (as defined in the Amendment), the Company must pay severance to Mr. Clark in an amount equal to eighteen months of his base salary, 100% of his maximum annual target bonus amount for the calendar year in which the termination occurs and the pro-rated portion of his maximum annual target bonus amount for the calendar year in which the effective date of termination occurs.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners of Glowpoint Stock
The following table sets forth information regarding the beneficial ownership of our capital stock as of February 28, 2019 by each of the following:

•
each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) known by us to own beneficially more than 5% of any class of our voting securities;

•	the named executive officers set forth in the Summary Compensation Table under “Executive Compensation” above;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.
The amounts and percentages in the table below are based on shares issued and outstanding as of February 28, 2019; including 50,405,832 shares of Common Stock, 32 shares of Series A-2 Convertible Preferred Stock (149,295 shares of Common Stock on an as-converted basis), and 475 shares of Series C Convertible Preferred Stock (1,583,333 shares of Common Stock on an as-converted basis). As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	4,228,501	(3)	8.1%
David Clark	512,544	(4)	1.0%
Kenneth Archer	357,805	(5)	0.7%
David Giangano	204,660	(6)	0.4%
Patrick J. Lombardi	312,328	(7)	0.6%
James S. Lusk	386,305	(8)	0.7%
All directors and executive officers as a group (6 people)	6,002,144		11.5%

Greater than 5% Owners:
Jason T. Adelman 30 E. 72nd Street, Fifth Floor, New York, NY 10021	4,674,000	(9)	9.0%
Norman H. Pessin 366 Madison Avenue, 14th Floor, New York, NY 10017	4,020,034		7.7%
Sandra F. Pessin 366 Madison Avenue, 14th Floor, New York, NY 10017	3,013,725		5.8%

(1) Unless otherwise noted, the address of each person listed is c/o Glowpoint, Inc., 999 18th Street, Suite 1350S, Denver, CO 80202.

(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(3) Includes 3,020,168 shares of Common Stock, 875,000 shares of Common Stock subject to stock options presently exercisable and 333,333 of performance-based RSUs that are expected to vest within 60 days of February 28, 2019.

(4) Includes 189,211 shares of Common Stock, 100,000 shares of Common Stock subject to stock options presently exercisable and 223,333 of performance-based RSU that are expected to vest within 60 days of February 28, 2019.

(5) Includes 12,500 shares of Common Stock, 6,269 shares of unvested restricted Common Stock, 100,000 shares of Common Stock subject to stock options presently exercisable and 239,036 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(6) Includes 204,660 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(7) Includes 7,444 shares of unvested restricted Common Stock, and 304,884 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(8) Includes 38,750 shares of Common Stock, 6,269 shares of unvested restricted Common Stock, 102,250 shares of Common Stock subject to stock options presently exercisable and 239,036 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(9) Based on ownership information from an amendment to Schedule 13D filed on February 13, 2019. . The shares of Common Stock beneficially owned by the Reporting Person includes 4,674,000 shares of the Issuer's Common Stock, of which (i) 3,462,000 shares are held directly by the Reporting Person, (ii) 753,000 shares are held in JTA Resources LLC Retirement Plans, (iii) 254,000 shares are held jointly with the Reporting Person's spouse, and (iv) 205,000 shares are held by Cipher 06, LLC, of which the Reporting Person is a managing member.

Equity Compensation Plan Information

See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities--Securities Authorized for Issuance under Equity Compensation Plans” for information concerning our equity compensation plans as of December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP (“EisnerAmper”) as the independent registered public accounting firm for the audit of the consolidated financial statements of the Company and its subsidiaries for the fiscal years ending December 31, 2018 and 2017. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the fiscal year ending December 31, 2018, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.
Audit Fees
EisnerAmper, our principal accountant, billed us approximately $191,200 for professional services for the audit of our annual consolidated financial statements for the 2018 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2018 fiscal year. EisnerAmper billed us $221,200 for professional services for the audit of our annual consolidated financial statements for the 2017 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2017 fiscal year.
Audit-Related Fees
EisnerAmper billed us $16,640 in the 2018 fiscal year for due diligence services related to the Merger with SharedLabs. EisnerAmper did not bill us in 2017 for any professional services rendered for audit-related items.
Tax Fees
EisnerAmper did not bill us in the 2018 and 2017 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.
All Other Fees
EisnerAmper did not bill us in the 2018 and 2017 fiscal years for any other products or services other than the audit and audit-related fees described above.
Audit Committee Pre-Approval Policy
The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2018 and 2017 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 48 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012, and incorporated herein by reference).

2.2†
Agreement and Plan of Merger, dated December 20, 2018, by and amount Glowpoint, Inc., Glowpoint Merger Sub, Inc. and SharedLabs, Inc. (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2018, and incorporated herein by reference).

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

10.33
Business Financing Modification Agreement, by and among Glowpoint, Inc., GP Communications, LLC and Western Alliance Bank, dated as of March 5, 2018 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2018, and incorporated herein by reference).

10.34#
First Amendment to Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2018, and incorporated herein by reference).

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

* Filed herewith.
** Furnished herewith.
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 8th day of March 2019 in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glowpoint, Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP
Iselin, New Jersey
March 8, 2019

GLOWPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,007	$3,946
Accounts receivable, net	1,371	1,220
Prepaid expenses and other current assets	547	715
Total current assets	3,925	5,881
Property and equipment, net	728	1,159
Goodwill	2,795	7,750
Intangibles, net	499	626
Other assets	15	8
Total assets	$7,962	$15,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,194
Accounts payable	222	337
Accrued expenses and other liabilities	910	1,262
Total current liabilities	1,132	2,793
Long-term liabilities:
Long-term debt, net of current portion	—	369
Total long-term liabilities	—	369
Total liabilities	1,132	3,162
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $308 at December 31, 2018 and $296 at December 31, 2017	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, 75 shares issued and outstanding and liquidation preference of $75 at December 31, 2018 and 450 shares issued and outstanding and liquidation preference of $450 at December 31, 2017	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 525 shares issued and outstanding and liquidation preference of $525 at December 31, 2018 and none at December 31, 2017	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 51,137,000 shares issued and 49,812,000 outstanding at December 31, 2018 and 45,161,000 shares issued and 44,510,000 outstanding at December 31, 2017	5	5
Treasury stock, 1,325,000 and 651,000 shares at December 31, 2018 and 2017, respectively	(496)	(352)
Additional paid-in capital	184,994	183,114
Accumulated deficit	(177,673)	(170,505)
Total stockholders’ equity	6,830	12,262
Total liabilities and stockholders’ equity	$7,962	$15,424

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenues	$12,557	$14,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	7,598	8,606
Research and development	921	1,148
Sales and marketing	319	413
General and administrative	4,611	3,665
Impairment charges	5,093	1,713
Depreciation and amortization	755	1,621
Total operating expenses	19,297	17,166
Loss from operations	(6,740)	(2,367)
Interest and other (income) expense:
Interest expense and other, net	311	1,017
Gain on extinguishment of debt	(165)	(9,045)
Amortization of debt discount	269	106
Interest and other (income) expense, net	415	(7,922)
Income (loss) before income taxes	(7,155)	5,555
Income tax expense (benefit)	13	(230)
Net income (loss)	$(7,168)	$5,785
Preferred stock dividends	12	70
Net income (loss) attributable to common stockholders	$(7,180)	$5,715

Net income (loss) attributable to common stockholders per share:
Basic net income (loss) per share	$(0.15)	$0.15
Diluted net income (loss) per share	$(0.15)	$0.14

Weighted-average number of common shares:
Basic	47,950	37,603
Diluted	47,950	41,440

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2016	32	—	—	—	—	—	36,659	4	204	(219)	180,433	(176,290)	3,928
Net income	—	—	—	—	—	—	—	—	—	—	—	5,785	5,785
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	458	—	458
Issuance of preferred stock	—	—	2,800	—	—	—	—	—	—	—	2,280	—	2,280
Preferred stock conversion	—	—	(2,350)	—	—	—	8,393	1	—	—	(1)	—	—
Forfeited restricted stock	—	—	—	—	—	—	(14)	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	123	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Other equity issuance costs	—	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Purchase of treasury stock	—	—	—	—	—	—	—	—	42	(12)	—	—	(12)
Purchase of treasury stock from Main Street Redemption Agreement	—	—	—	—	—	—	—	—	7,712	(2,313)	—	—	(2,313)
Issuance of shares from treasury for SRS Note Exchange	—	—	—	—	—	—	—	—	(7,307)	2,192	(33)	—	2,159
Balance at December 31, 2017	32	$—	450	$—	—	—	45,161	$5	651	$(352)	$183,114	$(170,505)	$12,262
Net loss	—	$—	—	$—	—	—	—	$—	—	$—	$—	$(7,168)	$(7,168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	365	—	365
Issuance of preferred stock	—	—	—	—	1,750	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(375)	—	(1,225)	—	5,423	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	553	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	674	(144)	—		(144)
Balance at December 31, 2018	32	—	75	—	525	—	51,137	5	1,325	(496)	184,994	(177,673)	6,830

See accompanying notes to consolidated financial statements.

GLOWPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from Operating Activities:
Net income (loss)	$(7,168)	$5,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	755	1,621
Bad debt expense (recovery)	9	(2)
Amortization of debt discount	269	106
Non-cash interest expense	—	213
Gain on debt extinguishment	(165)	(9,045)
Stock-based compensation	365	458
Impairment charges on property & equipment	138	238
Impairment charges on goodwill	4,955	1,475
Deferred tax benefit	—	(230)
Changes in assets and liabilities:
Accounts receivable	(160)	421
Prepaid expenses and other current assets	168	263
Other assets	(7)	2
Accounts payable	(115)	262
Accrued expenses and other liabilities	(199)	42
Net cash provided by (used in) operating activities	(1,155)	1,609
Cash flows from Investing Activities:
Purchases of property and equipment	(335)	(133)
Net cash used in investing activities	(335)	(133)
Cash flows from Financing Activities:
Principal payments under borrowing arrangements	(1,832)	(605)
Proceeds from new loan agreements	—	2,200
Payment of equity issuance costs	—	(45)
Payment of debt issuance costs	—	(175)
Proceeds from Series B preferred stock, net of expenses of $520	—	2,280
Proceeds from Series C preferred stock, net of expenses of $223	1,527	—
Purchase of treasury stock	(144)	(2,325)
Net cash provided by (used in) financing activities	(449)	1,330
Increase (decrease) in cash and cash equivalents	(1,939)	2,806
Cash at beginning of period	3,946	1,140
Cash at end of period	$2,007	$3,946

Supplement disclosures of cash flow information:
Cash paid during the period for interest	$318	$878
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$1
Retired debt and accrued interest obligations in exchange for treasury stock	$—	$2,192
Accrued preferred stock dividends	$12	$12

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
On October 24, 2018, we entered into a non-binding letter of intent with SharedLabs, Inc. (“SharedLabs”), a privately held global software and technology services company located in Jacksonville, Florida, with respect to the proposed acquisition by us of 100% of the issued and outstanding equity securities of SharedLabs in exchange for shares of our Common Stock, par value $0.0001 per share (“Common Stock”). On December 20, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and SharedLabs. The Merger Agreement provides that, among other things and subject to the terms and conditions set forth in the Merger Agreement, (i) Glowpoint will effect a reverse stock split of its shares of Common Stock, at a ratio to be approved by Glowpoint’s stockholders and board of directors, and which ratio, as set forth in the Merger Agreement, will not be greater than 1-for-30 without SharedLabs’ approval; (ii) the Merger Sub will merge with and into SharedLabs (the “Merger”), with SharedLabs surviving as a wholly-owned subsidiary of Glowpoint; and (iii) in connection therewith, each share of capital stock of SharedLabs issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive shares of Glowpoint’s Common Stock (the “Merger Consideration”).
The completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including obtaining shareholder approval. As of the date of this Report, we believe that SharedLabs is working to prepare its 2018 year-end financial statements, and working with is independent auditors to complete the audit thereof, for inclusion in the Form S-4. When SharedLabs’ 2018 audited financial statements are available, we and SharedLabs will work to prepare the Form S-4 for filing with the SEC. However, there can be no assurances regarding SharedLabs’ ability to prepare such financial statements and finalize an audit. As a result, there can be no assurance that the parties will be able to file the Form S-4, including SharedLabs’ audited financial statements, on a timely basis. In addition, there can be no assurance that the business combination will be completed on the terms set forth in the Merger Agreement or at all. In the event that the business combination is consummated, there can be no assurance that it will ultimately prove to be beneficial to our stockholders. If the Merger transaction is not completed for any reason, our business and operations, as well as the market price of our stock, may be adversely affected.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $8,000 and $3,000 at December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and former debt obligations to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our former debt obligations (see Note 8) approximate their fair values, which are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The fair value of the Super G warrant liability as of December 31, 2017 (see Note 7 and Note 8) was considered to be Level 3 in the fair value hierarchy and was estimated using an option pricing model.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recognizes revenue using the five-step model as prescribed by Topic 606:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies a performance obligation.

Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. Our network services are offered to our customers on a monthly subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605. We did not record an adjustment to opening accumulated deficit as of January 1, 2018 as the cumulative impact of adopting Topic 606 was not material. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the year ended December 31, 2018 was not material as a result of applying Topic 606. Deferred revenue as of December 31, 2018 totaled $43,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2018, the Company recorded $350,000 of revenue that was included in deferred revenue as of December 31, 2017. The Company disaggregates its revenue by geographic region. See Note 15 for more information.
Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2018 and 2017, we included taxes of $440,000 and $546,000, respectively, in revenue and we included taxes of $447,000 and $542,000, respectively, in cost of revenue.

Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of fixed assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. It was determined at both December 31, 2018 and 2017 that the fair value of the Company’s fixed assets exceeded their carrying amounts, and, therefore, no related impairments were required.

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

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software”. Capitalized software costs are included in “Property and equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2018, we capitalized internal-use software costs of $265,000 and we amortized $372,000 of these costs. For the year ended December 31, 2017, we capitalized internal-use software costs of $126,000 and we amortized $625,000 of these costs. During the years ended December 31, 2018 and 2017, we recorded impairment losses of $138,000 and $232,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs relate to fees and expenses incurred in connection with entering into our debt agreements (see Note 8) and are amortized as interest expense over the contractual lives of the related credit facilities. As of December 31, 2018 and 2017, unamortized deferred financing costs of $0 and $138,000, respectively, are included as a direct reduction of the carrying amount of our debt.

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

Recent Accounting Pronouncements

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended. The guidance introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model.  Under Topic 842, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our operating lease for our office space in California, as disclosed in Note 13, will be recognized as a right-of-use asset and operating lease liability on our balance sheet upon adoption on January 1, 2019, which will increase our total assets and liabilities by approximately $100,000, respectively.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We believe the effect of adopting this guidance on our consolidated financial statements and related disclosures will not be material.

In June 2018 the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718).” The guidance simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should apply to all new awards granted after the date of adoption. We believe the effect of adopting this guidance on our consolidated financial statements and related disclosures will not be material.

Note 2 - Liquidity

As of December 31, 2018, we had $2,007,000 of cash and working capital of $2,793,000. For the years ended December 31, 2018 and 2017, we generated a net loss of $7,168,000 and net income of $5,785,000, respectively, and net cash used in operating activities of $1,155,000 and net cash provided by operating activities of $1,609,000, respectively. A significant portion of our cash flow from operations during 2018 and 2017 was dedicated to the payment of interest on our then-existing indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and investments in sales and marketing. During the years ended December 31, 2018 and 2017, our cash flow from operations was reduced by $318,000 and $878,000, respectively, for interest payments on our then-existing indebtedness.

During the year ended December 31, 2018, the Company completed a series of transactions (each of which is described further in Notes 9 and 11 below, as applicable) that improved our financial position and reduced the outstanding principal on our debt obligations from $1,832,000 as of December 31, 2017 to $0 as of December 31, 2018. The following is a summary of these transactions:

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

•During the year ended December 31, 2018, the Company made total principal payments of $800,000 on the Western Alliance Bank Loan Agreement, resulting in no outstanding debt as of December 31, 2018.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the number of shares repurchased under the Company’s Stock Repurchase Program, the cost involved in protecting our intellectual property rights, and expenses related to the proposed Merger with SharedLabs. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations on a stand-alone basis for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. In addition, we cannot predict the liquidity position of the combined organization at any point following the Merger, which is subject to, among other things, business decisions of the combined organization’s management and board of directors. We anticipate negative cash flow from operations in 2019 and we believe additional capital may be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital may be necessary to fund our obligations over the longer term. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. In addition, the Merger Agreement includes provisions applicable prior to the earlier of the (i) closing of the Merger or (ii) termination of the Merger Agreement that restrict Glowpoint’s ability to raise capital through equity or debt financings without SharedLabs’ consent.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid insurance	$255	$311
Prepaid maintenance contracts	172	164
Other prepaid expenses	66	120
Prepaid software licenses	54	120
Prepaid expenses and other current assets	$547	$715

Note 4 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017	Estimated Useful Life
Network equipment and software	$6,858	$7,787	3 to 5 Years
Computer equipment and software	2,354	3,165	3 to 4 Years
Office furniture and equipment	164	268	5 to 10 Years
Leasehold improvements	63	87	(*)
	9,439	11,307
Accumulated depreciation and amortization	(8,711)	(10,148)
Property and equipment, net	$728	$1,159
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense was $628,000 and $938,000 for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the Company recorded asset impairment charges on property and equipment of $138,000 and $238,000, which pertained primarily to capitalized software no longer used in the business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Note 5 - Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. In addition, as of each March 31, 2018, June 30, 2018 and December 31, 2018, the Company considered the declines in our revenue and stock price to be triggering events for interim goodwill impairment tests. The Company operates as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of each test date. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price (“VWAP”) of its stock as of each period end.

As of each December 31, 2018 and 2017, the carrying amount of our reporting unit exceeded its fair value; therefore, the Company recorded goodwill impairment charges of $4,955,000 and $1,475,000 in the years ended December 31, 2018 and 2017. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. The remaining goodwill balance as of December 31, 2018 was $2,795,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 6 - Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2018	2017	Estimated Useful Life
Customer relationships	$4,335	$4,335	5 Years
Affiliate network	994	994	12 Years
Trademarks	548	548	8 Years
	5,877	5,877
Accumulated amortization	(5,378)	(5,251)
Intangible assets, net	$499	$626

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying value of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company performed evaluations of intangible assets as of each quarter end during 2018 and determined that the fair value of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the year ended December 31, 2018.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. Accumulated amortization as of December 31, 2018 consisted of $4,335,000 for customer relationships, $597,000 for affiliate network and $444,000 for trademarks. Related amortization expense was $127,000 and $683,000 for the years ended December 31, 2018 and 2017, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2019	$127
2020	113
2021	69
2022	69
2023	69
Thereafter	52
Total	$499

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued professional fees	$246	$35
Accrued compensation costs	189	129
Accrued sales taxes and regulatory fees	168	259
Other accrued expenses	131	80
Accrued dividends on Series A-2 Preferred Stock	71	59
Accrued communication costs	49	78
Deferred revenue	43	393
Deferred rent expense	13	46
Super G Warrant liability	—	165
Accrued interest expense	—	18
Accrued expenses and other liabilities	$910	$1,262

Included in accrued sales taxes and regulatory fees are certain estimated sales and use taxes and regulatory fees and sales taxes and regulatory fees collected from customers that are to be remitted to taxing authorities. Actual payments may vary from our estimates.
Note 8 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2018	2017
Western Alliance Bank A/R Revolver	—	800
Super G Loan	—	1,032
Unamortized debt discounts	—	(269)
Net carrying value	—	1,563
Less: current maturities, net of debt discount	—	(1,194)
Long-term obligations, net of debt discount	$—	$369

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

SRS Note Exchange Agreement

As of July 31, 2017, the Company had outstanding total obligations of $2,562,000 (consisting of $1,785,000 of principal and $777,000 of accrued interest) under a promissory note (the “SRS Note”) that the Company issued to SRS in connection with the 2012 acquisition of Affinity VideoNet, Inc. (“Affinity”), which was amended in February 2015. The maturity date of the SRS Note was July 6, 2017 and the interest rate on the SRS Note was 15% per annum. Payment of all interest earned after March 1, 2015 was also due on July 6, 2017. In June 2017, SRS granted the Company a waiver of the final installment for 60 days. The SRS Note was subordinate to borrowings under the Main Street Loan Agreement and was only permitted to be repaid if permitted by the terms of the Main Street Loan Agreement. On July 31, 2017, the Company and SRS entered into a Note Exchange Agreement (the “SRS Note Exchange Agreement’) to extinguish the $2,562,000 of obligations on the SRS Note in exchange for 7,306,930 shares of the Company’s common stock (the “SRS Note Exchange”). The Company recorded the issuance of 7,306,930 shares of the Company’s common stock from treasury stock in the amount of $2,192,000 (equal to the stock price of $0.30 per share as of July 31, 2017).

Western Alliance Bank Business Financing Agreement

On July 31, 2017, the Company and its subsidiary entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provided the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). The maximum amount available under the A/R Revolver is limited to the lesser of (x) $1,500,000 and (y) an amount equal to the borrowing base. The borrowing base includes 85% of the Company’s eligible accounts receivable plus a non-formula amount (which was $400,000 at December 31, 2017, and which stepped down to $200,000 on January 1, 2018, and to $0 on April 1, 2018) (“the Non-Formula Amount”). The Western Alliance Bank Loan Agreement provides that all borrowings bear interest at the prime rate (4.75% as of March 31, 2018) plus 2.25% (or a total of 7.00% as of March 31, 2018) per year. The prime rate is subject to a floor of 4.00%. Interest payments on the outstanding borrowings were due monthly. On July 31, 2017 the Company received a loan in an amount equal to $1,100,000 under the Western Alliance Bank Loan Agreement, consisting of $500,000 based on 85% of eligible accounts receivable and $600,000 of Non-Formula Amount. During the years ended December 31, 2018 and 2017, the Company made total principal payments of $800,000 and $300,000, respectively, on the A/R Revolver. On May 8, 2018, the Company terminated the Western Alliance Bank Loan Agreement. The remaining principal balance as of December 31, 2018 was $0.

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

On July 31, 2017, the Company also issued a warrant that entitled Super G to purchase 550,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share (the “Super G Warrant”). The Super G Warrant had a three-year term and if the profit on such warrants was not equal to at least $165,000 over the term of the warrants, at the end of the three-year term, the Company was required to pay an exit fee equal to the difference between $165,000 and the amount of profit recognized. During the year ended December 31, 2018, no warrants were exercised. The $165,000 fair value of this warrant was recorded as a derivative liability in “Accrued Expenses and Other Liabilities” on our Consolidated Balance Sheet as of December 31, 2017 and as a discount to the carrying amount of the debt on issuance.

During the year ended December 31, 2017, the Company made total principal and interest payments of $68,000 and $134,000, respectively, on the Super G Loan. On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The total obligations to Super G at the time of the Super G Payoff was $1,434,000, including principal, accrued and remaining interest due over the term of the Super G Loan, and the Super G Warrant Liability. Therefore, the Company recorded a gain on extinguishment of the debt of $165,000, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. In connection with the Super G Payoff, the related warrant liability and corresponding debt discount were eliminated during the year ended December 31, 2018. As of December 31, 2018, there are no outstanding obligations related to the Super G Loan.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was $339,000, comprised of $174,000 of debt issuance costs and $165,000 related to the Super G Warrant. This debt discount was being amortized to interest expense using the effective interest method over the term of the debt. During the years ended December 31, 2018 and 2017, the Company amortized $70,000 and $269,000 of the debt discount, respectively, which is recorded in “Interest and Other Expense, Net” on our Condensed Consolidated Statements of Operations. As of December 31, 2018, there is no remaining unamortized debt discount.

Note 9 - Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock. Under the Company’s Stock Repurchase Program, repurchases of Common Stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the Common Stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares and may be suspended, modified, or terminated at any time. During the year ended December 31, 2018, the Company repurchased 422,402 shares of Common Stock at an aggregate cost of $77,000, including commissions and fees. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of December 31, 2018, the Company had $673,000 remaining under the Stock Repurchase Program.

Note 10 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2018, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of Series B Preferred Stock authorized and 75 shares issued and outstanding; (iv) 1,750 shares of Series C Preferred Stock authorized and 525 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding.

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $2.16 as of December 31, 2018. Therefore, each share of Series A-2 Preferred Stock is convertible into 3,477 shares of common stock as of December 31, 2018. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation. During the year ended December 31, 2018, the Series C Offering resulted in an adjustment to the Series A-2 Preferred Stock conversion price from $2.40 to $2.16, resulting in a beneficial conversion amount of $24,000 which has been recorded in additional paid-in capital.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock and Series C-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2018 and 2017, the Company has recorded $71,000 and $59,000, respectively, in accrued dividends on the accompanying Consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Offering

In October 2017 pursuant to the Series B Offering, the Company closed a registered direct offering of 2,800 shares of its Series B Preferred Stock for total gross proceeds to the Company of $2,800,000. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.28 per share. The net proceeds to us from the sale of our securities in this offering were $2,280,000 after deducting offering expenses paid by us. During the years ended December 31, 2018 and 2017, 375 and 2,350 shares of Series B Preferred Stock were converted to 1,339,286 and 8,392,857 shares of the Company’s common stock, respectively. As of December 31, 2018, 75 shares of Series B Preferred Stock remain issued and outstanding.

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
As of the filing of this Report, there are no shares of Series B Preferred Stock outstanding. See “Note 19 Subsequent Events” below.
Series C Offering

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. The net proceeds to us from the sale of our securities in this offering were $1,527,000 after deducting offering expenses paid by us (the “Series C Offering”). The Company funded the Super G Payoff with the net proceeds of its Series C Offering (described further above in Note 8). During the year ended December 31, 2018, 1,225 shares of Series C Preferred Stock were converted to 4,083,333 shares of the Company’s common stock. As of December 31, 2018, 525 shares of Series C Preferred Stock remain issued and outstanding. As of the filing of this Report, there are 475 shares, or $475,000 of stated value, of Series C Preferred Stock outstanding. See Note 19 for more information.

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

Note 11 - Stock Based Compensation

Glowpoint 2014 Stock Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiaries. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock and/or returns thereon. A total of 4,400,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. At the 2018 Annual Meeting of Stockholders held on May 31, 2018, the Company’s stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock available for issuance under the 2014 Plan by 3,000,000 shares (the "Amendment"). During the year ended December 31, 2018, 4,878,000 awards were granted under the 2014 Plan. As of December 31, 2018, 531,000 shares were available for issuance under the 2014 Plan. In January 2019, the Company issued 530,000 restricted stock units to employees.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2018, options to purchase a total of 1,180,000 shares of common stock and 113,000 shares of restricted stock were outstanding under the 2007 Plan.

Stock Options

For the years ended December 31, 2018 and 2017, no stock options were granted; therefore, no fair value assumptions are presented herein for the years ended December 31, 2018 and 2017. A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2018 and 2017 is presented below (options in thousands):

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2016	1,222	$1.99	1,222	$1.99
Expired	(11)	2.42
Forfeited	(9)	1.87
Options outstanding, December 31, 2017	1,202	1.99	1,202	1.99
Expired	(10)	2.21
Forfeited	(12)	1.68
Options outstanding and exercisable, December 31, 2018	1,180	$1.99	1,180	$1.99

Additional information as of December 31, 2018 is as follows (options in thousands):

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.90 – $1.44	51	4.35	$0.91
$1.45 – $1.96	103	4.12	1.52
$1.97 – $2.04	876	4.04	1.98
$2.05 – $2.60	50	3.42	2.18
$2.61 – $3.02	100	3.20	3.02
	1,180	3.96	$1.99

Stock-based compensation expense relating to stock option awards was $0 and $18,000 for the years ended December 31, 2018 and 2017, respectively and was recorded in general and administrative expenses.

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at December 31, 2018 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the years ended December 31, 2018 and 2017, is presented below (shares in thousands):

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2016	363	$1.58
Vested	(9)	1.47
Forfeited	(13)	1.47
Unvested restricted stock outstanding, December 31, 2017	341	1.06
Vested	(228)	0.84
Unvested restricted stock outstanding, December 31, 2018	113	$1.49

The number of restricted stock awards vested during the year ended December 31, 2018 includes 78,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $20,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2018.

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$—	$6
Research and development	15	5
General and administrative	—	47
	$15	$58

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

The remaining unrecognized stock-based compensation expense for restricted stock awards at December 31, 2018 was $140,000. Of this amount, $3,000 relates to time-based awards with a remaining weighted average period of 6 months. The remaining $137,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized when it becomes probable that the Company will achieve such defined financial targets.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2018 and 2017, is presented below (shares in thousands):

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2016	3,196	$0.62
Vested	(725)	0.42
Forfeited	(719)	0.94
Unvested restricted stock units outstanding, December 31, 2017	1,752	0.57
Granted	4,878	0.17
Vested	(554)	0.75
Forfeited	(1,041)	0.43
Unvested restricted stock units outstanding, December 31, 2018	5,035	$0.19

As of December 31, 2018, 988,000 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs. As of December 31, 2018, there were 4,443,000 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of December 31, 2018, there were 592,000 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The number of restricted stock awards vested during the year ended December 31, 2018 includes 174,000 shares withheld and repurchased by the Company on behalf of employees to satisfy $47,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2018.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$43	$38
Research and development	50	54
Sales and marketing	7	9
General and administrative	250	281
	$350	$382

The remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2018 was $624,000. Of this amount, $44,000 relates to time-based awards with a remaining weighted average period of 8 months. The remaining $580,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will only be recognized when it becomes probable that the Company will achieve such defined financial targets or a change of control occurs.

There was no tax benefit recognized for stock-based compensation expense for the years ended December 31, 2018 and 2017. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Note 12 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2018 and 2017, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net income (loss) per share. Unvested RSUs are not included in calculations of basic net income (loss) per share, as they are not considered issued and outstanding at time of grant.

Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	December 31,
Numerator:	2018	2017
Net income (loss)	$(7,168)	$5,785
Less: preferred stock dividends	12	70
Net income (loss) attributable to common stockholders	$(7,180)	$5,715
Denominator:
Weighted-average number of shares of common stock for basic net income (loss) per share	47,950	37,603
Add effect of dilutive securities:
Unvested RSUs	—	1,752
Unvested restricted stock	—	341
Shares of common stock issuable upon conversion of preferred stock	—	1,706
Warrants	—	38
Weighted-average number of shares of common stock for diluted net income (loss) per share	47,950	41,440
Basic net income (loss) per share	$(0.15)	$0.15
Diluted net income (loss) per share	$(0.15)	$0.14

The weighted-average number of shares for the periods presented includes 988,000 shares of vested RSUs, respectively, as discussed in Note 11.
The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended
	December 31,
	2018	2017
Unvested restricted stock units	5,035	—
Outstanding stock options	1,180	1,202
Unvested restricted stock awards	113	—
Shares of common stock issuable upon conversion of Series A-2 preferred stock	110	—
Shares of common stock issuable upon conversion of Series B preferred stock	268	—
Shares of common stock issuable upon conversion of Series C preferred stock	1,750	—
Warrants	—	512

Note 13 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 31, 2019 and April 30, 2020, respectively. The lease for office space in Oxnard, CA requires us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Lease payments for the years ended December 31, 2018 and 2017 were $297,000 and $279,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2019	$169
2020	30
$199

Note 14 - Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenues. For the year ended December 31, 2018, two major customers accounted for 25% and 21%, respectively, of our total revenue, and accounted for 54% and 1%, respectively, of our outstanding accounts receivable as of December 31, 2018. For the year ended December 31, 2017, two major customers accounted for 23% and 16%, respectively, of our total revenue. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Note 15 - Revenue
For the years ended December 31, 2018 and 2017, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$8,423	$10,393
Foreign	4,134	4,406
	$12,557	$14,799
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year Ended December 31,
	2018	% of Revenue	2017	% of Revenue
Revenue
Video collaboration services	$7,589	60%	$8,958	60%
Network services	4,351	35%	5,562	38%
Professional and other services	617	5%	279	2%
Total revenue	$12,557	100%	$14,799	100%
Long-lived assets were 100% located in domestic markets during both years ended December 31, 2018 and 2017.
Note 16 - Income Taxes

The following table sets forth income before taxes and the income tax (benefit) expense (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	13	—
	13	—
Deferred:
Federal	—	(212)
State	—	(18)
	—	(230)
Income tax expense (benefit)	$13	$(230)

Our effective tax rate differs from the statutory federal tax rate as shown in the following table (in thousands):

	Year Ended December 31,
	2018	2017
U.S. federal income taxes at the statutory rate	$(1,503)	$1,945
State taxes, net of federal effects	(69)	146
Other permanent differences	38	(244)
Equity-based compensation	84	—
Transaction costs	93	—
Goodwill impairment	840	—
Rate change	550	1,725
Change in valuation allowance	(20)	(3,802)
Income tax expense (benefit)	$13	$(230)

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities is presented below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tax benefit of operating loss carry forward	$8,088	$7,942
Reserves and allowances	2	1
Accrued expenses	57	73
Charitable contributions	8	134
Stock-based compensation	701	802
Fixed assets	(37)	—
Goodwill	292	144
Intangible amortization	50	61
Texas margin tax temporary credit	209	233
Total deferred tax assets	9,370	9,390
Valuation allowance	(9,370)	(9,390)
Net deferred tax assets	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2018 is a decrease of $20,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change.

As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of $1,900,000 of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the NOL carryforwards could be subject to further limitation. At December 31, 2018, we had federal NOL carryforwards of $34,788,000 available to offset future federal taxable income which expire in various amounts beginning in 2019. Federal NOLs generated beginning in 2018 do not expire. The Company also has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

A formal Section 382 study is expected to be completed following the closing of the proposed Merger, however, the Merger of Glowpoint and SharedLabs is likely to result in another ownership change which is expected to result in a significant annual limitation of Glowpoint’s NOL carryforwards, thereby reducing the ability to utilize such NOL carryforwards.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2018 and 2017.

The federal and state tax returns for the years ending December 31, 2015 and thereafter are currently open and subject to examination.

Note 17 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2018 and 2017 were $81,000 and $69,000, respectively.

Note 18 - Related Party Transactions

Our President, Chief Executive Officer, and Director, Peter Holst, held a 27.3% interest in the SRS Note (or $699,528 as of July 31, 2017 including accrued interest) and received 1,806,087 shares of the Company’s common stock in connection with the SRS Note Exchange (representing an effective exchange price into common stock of $0.387 per share). See Note 8 for further discussion on the SRS Note Exchange. The SRS Note Exchange was negotiated and approved on behalf of the Company by a special committee of the board of directors consisting exclusively of independent, disinterested directors. As of July 31, 2017, there were no remaining obligations related to the SRS Note.

As of July 31, 2017, Main Street owned 7,711,517 shares, or 21%, of the Company’s outstanding common stock. Main Street was the Company’s senior debt lender. On July 31, 2017, the Company purchased the 7,711,517 shares of common stock from Main Street and Main Street is no longer considered to be a related party. See Note 8 for a discussion of the Debt Recapitalization.

Note 19 - Subsequent Events

Conversions of Series B Preferred Stock and Series C Preferred Stock

During February 2019, 75 shares of Series B Preferred Stock were converted to 267,857 shares of the Company’s common stock and 50 shares of Series C Preferred Stock were converted to 166,667 shares of the Company’s common stock. As of the filing of this Report, no shares of Series B Preferred Stock remain issued and outstanding and 475 shares, or $475,000 of stated value, of Series C Preferred Stock remain issued and outstanding.

Reverse Stock Split

As of the filing of this Report, the Company’s board of directors has approved, and the holders of a majority of the Company’s issued and outstanding shares of common stock have approved by written consent (the “Written Consent”), an amendment to the Company’s Amended & Restated Certificate of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one-for-ten (the “Stock Split”) as soon as practicable following the delivery of an Information Statement pursuant to Rule 14c-2 of the Exchange Act to the Company’s stockholders. The intended purpose of the Stock Split is to increase the per share trading value of the Company’s common stock, and, by doing so, regain compliance with the continued listing standards of the NYSE American.

The Written Consent is the only stockholder approval required to effect the Stock Split, and no consent or proxies will be requested from the Company’s stockholders in connection therewith. The Stock Split will only become effective if and when the Company's board of directors determines to effect it, but, in any event, not sooner than 20 calendar days after an Information Statement is first mailed or otherwise delivered to the Company's stockholders. The Company is currently preparing an Information Statement for delivery to its stockholders and expects to do so in the near future. The Company's board of directors reserves its right to elect to abandon the Stock Split if it determines, in its sole discretion, that the Stock Split is no longer in the best interest of the Company and its stockholders. There can be no assurance that the Company will implement the Stock Split, that the Stock Split will be successful in increasing the trading value of the Company's common stock or that the NYSE American will deem the Company to be in compliance with its continued listing standards following the completion of the Stock Split. The Information Statement to be delivered to the Company's stockholders in connection with the Written Consent and the Stock Split will contain important information regarding the Stock Split, and you are urged to read it carefully and in its entirety.