Form 10-Q
period 2019-03-31
GLOWPOINT, INC.
filed 2019-05-15
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

999 18th Street, Suite 1350S, Denver, CO, 80202
(Address of Principal Executive Offices, including Zip Code)

(303) 640-3838
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GLOW	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2019 was 5,092,000.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019, as well as under “Part II. Item 1A. Risk Factors” in this Report. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses and cash flows; evolution of our customer solutions and our service platforms; our anticipated capital expenditures; our ability to fund operations; our ability to identify, execute and finance any alternative options for organic or strategic growth and/or investments in product development and sales and marketing; expectations regarding adjustments to our cost of revenue and other operating expenses; our expectations regarding the effect of the termination of our previously existing merger agreement with SharedLabs; our ability to raise capital through sales of additional equity securities; our ability to continue as a going concern; and adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our services;

•	customer renewal rates;

•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services,

•	potential federal and state regulatory actions;

•	our need for and the availability of adequate working capital;

•	our ability to innovate technologically;

•	our ability to satisfy the standards for continued listing of our common stock on the NYSE American stock exchange;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors;

•	our management’s ability to execute its plans, strategies and objectives for future operations; and

•	the impact of the termination of our previously existing merger agreement with SharedLabs, and our ability to recover any damages owing from SharedLabs under the terms of the merger agreement.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,589	$2,007
Accounts receivable, net	1,442	1,371
Prepaid expenses and other current assets	619	547
Total current assets	3,650	3,925
Property and equipment, net	610	728
Goodwill	2,795	2,795
Intangibles, net	467	499
Other assets	89	15
Total assets	$7,611	$7,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	207	222
Accrued expenses and other liabilities	1,159	910
Total current liabilities	1,366	1,132
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $323 and $308 at March 31, 2019 and December 31, 2018, respectively	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, no shares issued and outstanding and liquidation preference of $0 at March 31, 2019 and 75 shares issued and outstanding and liquidation preference of $75 at December 31, 2018	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 475 shares issued and outstanding and liquidation preference of $475 at March 31, 2019 and 525 shares issued and outstanding and liquidation preference of $525 at December 31, 2018	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,173,900 issued and 5,040,500 outstanding at March 31, 2019 and 5,113,700 issued and 4,981,200 outstanding at December 31, 2018	5	5
Treasury stock, 133,400 and 132,500 shares at March 31, 2019 and December 31, 2018, respectively	(497)	(496)
Additional paid-in capital	185,008	184,994
Accumulated deficit	(178,271)	(177,673)
Total stockholders’ equity	6,245	6,830
Total liabilities and stockholders’ equity	$7,611	$7,962

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$2,594	$3,474
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	1,675	2,147
Research and development	213	250
Sales and marketing	33	177
General and administrative	1,112	898
Impairment charges	—	650
Depreciation and amortization	159	232
Total operating expenses	3,192	4,354
Loss from operations	(598)	(880)
Interest and other expense, net	—	(405)
Net loss	(598)	(1,285)
Preferred stock dividends	15	3
Net loss attributable to common stockholders	$(613)	$(1,288)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.12)	$(0.28)

Weighted-average number of shares of common stock:
Basic and diluted	5,104	4,623

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2019 and 2018
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2017	32	$—	450	$—	—	—	4,516	$5	65	$(352)	$183,114	$(170,505)	$12,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,285)	(1,285)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	50
Issuance of preferred stock, net of expenses	—	—	—	—	1,750	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(75)	—	(475)	—	185	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	31	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	—	—	18	(53)	—	—	(53)
Balance at March 31, 2018	32	$—	375	$—	1,275	$—	4,732	$5	83	$(405)	$184,688	$(171,790)	$12,498

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2018	32	$—	75	$—	525	—	5,114	$5	133	$(496)	$184,994	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	29	—	29
Preferred stock conversion	—	—	(75)	—	(50)	—	43	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	17	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Balance at March 31, 2019	32	$—	—	$—	475	$—	5,174	$5	133	$(497)	$185,008	$(178,271)	$6,245

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(598)	$(1,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	232
Bad debt expense (recovery)	(4)	5
Amortization of debt discount, net of gain on extinguishment	—	104
Stock-based compensation	29	50
Impairment charges	—	650
Changes in operating assets and liabilities:
Accounts receivable	(67)	(80)
Prepaid expenses and other current assets	(72)	19
Other assets	24	—
Accounts payable	(15)	(28)
Accrued expenses and other liabilities	136	(139)
Net cash used in operating activities	(408)	(472)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(48)
Net cash used in investing activities	(9)	(48)
Cash flows from financing activities:
Principal payments under borrowing arrangements	—	(1,832)
Proceeds from Series C Preferred Stock issuance, net of expenses of $223	—	1,527
Purchase of treasury stock	(1)	(53)
Net cash used in financing activities	(1)	(358)
Decrease in cash and cash equivalents	(418)	(878)
Cash at beginning of period	2,007	3,946
Cash at end of period	$1,589	$3,068

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$316

Non-cash investing and financing activities:
Accrued preferred stock dividends	$15	$3

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

On December 20, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and SharedLabs, Inc. (“SharedLabs”), a privately held global software and technology services company located in Jacksonville, Florida. The Merger Agreement provided for the merger of the Merger Sub with and into SharedLabs, with SharedLabs surviving as a wholly-owned subsidiary of Glowpoint (the “Merger”), in exchange for the issuance of shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). On April 28, 2019, the Company, the Merger Sub and SharedLabs entered into a Mutual Termination Agreement (the “Termination Agreement”), which provides for, among other things, (i) the termination of the Merger Agreement, (ii) the reservation of all rights by the Company and the Merger Sub under the Merger Agreement, applicable law or otherwise, with respect to any claims now existing or hereafter arising out of or related to the Merger Agreement, and (iii) the release by SharedLabs of the Company and the Merger Sub and certain of their affiliates from any claims up to the effective time of the Termination Agreement. SharedLabs has agreed to work with the Company in good faith to reach a resolution with respect to the Company’s rights in connection with the termination of the Merger Agreement, including the payment by SharedLabs of fees and expenses in connection therewith. To the extent it is necessary, the Company expects to utilize available legal remedies in order to pursue the payment by SharedLabs of any such amounts. There can be no assurance that the Company will be able to obtain payment by SharedLabs of any fees and expenses it owes to Glowpoint in connection with the termination of the Merger Agreement under the terms of the Merger Agreement. The Company has not recorded any amounts related to such potential recoveries as of March 31, 2019 and will record any such amounts when and if the gain contingency is resolved.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Glowpoint and our 100%-owned subsidiary, GP Communications, LLC, whose business function is to provide interstate telecommunications services for regulatory purposes. All material inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2018. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2018 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2019 (the “2018 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2018 10-K.

Leases

The Company determines if an arrangement is a lease at inception. For the Company’s operating leases, the right-of-use (“ROU”) assets represents the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Since all of the lease agreements do not provide an implicit rate, the Company estimated an incremental borrowing rate in determining the present value of the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

Adopted Accounting Standards

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings). For leases that qualify as short-term leases, the Company has elected to not apply the balance sheet recognition requirements of Topic 842, and instead we recognize the lease payments in the condensed consolidated statement of operations on a straight-line basis over the lease term.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. The ROU assets are recorded in other assets and the lease liabilities are recorded in accrued expenses on the Company’s consolidated balance sheet.

In June 2018 the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718).” The guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Effective January 1, 2019, we adopted Topic 718 and this guidance did not have a material impact on our consolidated financial statements.

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

Note 2 - Liquidity and Going Concern

As of March 31, 2019, we had $1,589,000 of cash and working capital of $2,284,000. For the three months ended March 31, 2019, we incurred a net loss of $598,000 and used $408,000 of net cash in operating activities.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the number of shares repurchased under the Company’s Stock Repurchase Program, the cost involved in protecting our intellectual property rights, expenses required to successfully pursue and execute any merger and acquisition and/or business development initiatives, and, our ability to recover any damages owing from SharedLabs under the terms of the Merger Agreement. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company is exploring business development initiatives to leverage its technology, including pursuing organic growth and strategic growth through merger and acquisition or partnership opportunities. We anticipate negative cash flow from operations for the remainder of 2019 and we believe additional capital will be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital will likely be necessary to fund our operations over the longer term. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Note 3 - Reverse Stock Split

On April 17, 2019, the Company filed an amendment to its certificate of incorporation that effected a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split did not affect the number of authorized shares of the Company’s common stock or the par value of a share of the Company’s common stock. Proportionate adjustments were made to the per share exercise or conversion price and the number of shares issuable upon the exercise or conversion of all outstanding options and other convertible or exchangeable securities, including issued and outstanding shares of the Company’s convertible preferred stock. All shares of common stock, as well as the per share exercise or conversion price and the number of shares issuable upon the exercise or conversion of all outstanding options and other convertible or exchangeable securities, including issued and outstanding shares of the Company’s convertible preferred stock, presented in this Report have been retroactively adjusted to give effect to this reverse stock split.

Note 4 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued professional fees	$447	$246
Accrued compensation costs	272	189
Accrued sales taxes and regulatory fees	157	168
Other accrued expenses	105	223
Right to use lease liability	92	—
Accrued dividends on Series A-2 Preferred Stock	86	71
Deferred rent expense	—	13
Accrued expenses and other liabilities	$1,159	$910

Note 5 - Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock. Under the Company’s Stock Repurchase Program, repurchases of Common Stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the Common Stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares and may be suspended, modified, or terminated at any time. During the three months ended March 31, 2019, the Company repurchased 23 shares of Common Stock at an aggregate cost of $30, including commissions and fees. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of March 31, 2019, the Company had $673,000 remaining under the Stock Repurchase Program.

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of March 31, 2019, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of Series C Preferred Stock authorized and 475 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of March 31, 2019. Therefore, each share of Series A-2 Preferred Stock is convertible into 347 shares of common stock as of March 31, 2019. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, since January 1, 2013, has been entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2019, the Company has recorded $86,000 in accrued dividends in “Accrued expenses and other liabilities” on the accompanying Condensed Consolidated Balance Sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Preferred Stock

During the three months ended March 31, 2019, 75 shares (constituting all issued and outstanding shares) of Series B Preferred Stock were converted to 26,786 shares of the Company’s common stock at the conversion price of $2.80 per share. As of March 31, 2019, no shares of Series B Preferred Stock remain issued and outstanding.

Series C Preferred Stock

In January 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the three months ended March 31, 2019, 50 shares of Series C Preferred Stock were converted to 16,667 shares of the Company’s common stock. As of March 31, 2019, 475 shares of Series C Preferred Stock remain issued and outstanding, which are convertible to 158,333 shares of the Company’s common stock.

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

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $21.60 conversion price of the Series A-2 Preferred Stock is adjusted to reflect a down round stock issuance. In the event there is an adjustment to the conversion price, our earnings per share calculations will be impacted by the resulting deemed dividend.

Note 7 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 440,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. At the 2018 Annual Meeting of Stockholders held on May 31, 2018, the Company’s stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock available for issuance under the 2014 Plan by 300,000 shares (the "Amendment"). As of March 31, 2019, 400 shares were available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of March 31, 2019, options to purchase a total of 117,877 shares of common stock and 11,318 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of March 31, 2019, options to purchase a total of 25 shares of common stock were outstanding under the 2000 Plan. No shares are available for issuance under the 2000 Plan.

Stock Options

For the three months ended March 31, 2019, no stock options were granted; therefore, no fair value assumptions are presented herein. A summary of stock options expired under our stock incentive plans and stock options outstanding as of, and changes made during, the three months ended March 31, 2019, is presented below:

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90	118,003	$19.90
Expired	(101)	13.18
Options outstanding, March 31, 2019	117,902	$19.90	117,902	$19.90

Stock-based compensation expense related to stock options was $0 for the three months ended March 31, 2019 and 2018. There is no remaining unrecognized stock-based compensation expense for stock options as of March 31, 2019.

Restricted Stock Awards

As of March 31, 2019, 11,318 unvested restricted stock awards were outstanding. No activity occurred related to restricted stock awards during the three months ended March 31, 2019.

Stock-based compensation expense related to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
General and administrative	2	10
	$2	$10

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

The remaining unrecognized stock-based compensation expense for restricted stock awards as of March 31, 2019 was $138,000. Of this amount, $1,000 relates to time-based awards with a remaining weighted average period of 0.23 years. The remaining $137,000 of unrecognized stock-based compensation expense relates to performance-based awards for which expense will be recognized upon it becoming probable that the Company will achieve defined financial targets.

Restricted Stock Units

A summary of unvested restricted stock units (“RSUs”) outstanding as of, and changes made during, the three months ended March 31, 2019, is presented below:

	RSUs	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2018	503,511	$1.94
Granted	52,976	1.31
Vested	(16,826)	8.37
Forfeited	(267)	1.31
Unvested restricted stock units outstanding, March 31, 2019	539,394	$1.68

The number of restricted stock units vested during the three months ended March 31, 2019 includes 877 shares withheld and repurchased by the Company from employees to satisfy $1,000 of tax obligations relating to the vesting of such shares. Such shares are included in “Purchase of treasury stock” during the three months ended March 31, 2019.

As of March 31, 2019, 98,763 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of March 31, 2019, 497,061 unvested RSUs have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of March 31, 2019, 42,333 unvested RSUs have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$4	$5
Research and development	4	10
Sales and marketing	—	2
General and administrative	19	23
	$27	$40

The remaining unrecognized stock-based compensation expense for RSUs as of March 31, 2019 was $666,000. Of this amount $29,000 relates to time-based RSUs with a remaining weighted average period of 1.05 years. The remaining $637,000 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon it becoming probable that the Company achieves defined financial targets or a change of control occurs.

Note 8 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2019 and 2018, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(598)	$(1,285)
Less: preferred stock dividends	15	3
Net loss attributable to common stockholders	$(613)	$(1,288)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	5,104	4,623
Basic and diluted net loss per share	$(0.12)	$(0.28)

The weighted-average number of shares for all periods presented includes 98,763 shares of vested RSUs, respectively, as discussed in Note 7.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock units	539,394	98,944
Unvested restricted stock awards	11,318	11,318
Outstanding stock options	117,902	119,179
Shares of common stock issuable upon conversion of Series A-2 Preferred	79,043	79,043
Shares of common stock issuable upon conversion of Series B Preferred	—	133,929
Shares of common stock issuable upon conversion of Series C Preferred	158,333	425,000

Note 9 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 31, 2019 and April 30, 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three months ended March 31, 2019 and 2018 was $52,000 and $74,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Future minimum rental commitments under all non-cancelable operating leases as of March 31, 2019, are as follows (in thousands):

Year Ending December 31,	Short-Term Lease	ROU Lease	Total
Remaining 2019	$61	$66	$127
2020	—	30	30
	$61	$96	$157

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
Remaining 2019	$66
2020	30
Total cash payments remaining	$96
Effect of discounting	(4)
Total accrued lease liability	$92

Operating cash flow supplemental information as of March 31, 2019:

On January 1, 2019, initial ROU assets of $99,000 were recognized as a non-cash addition with the adoption of the new lease standard. Cash paid for amounts included in the present value of the operating lease liabilities was $22,000 which was included within accrued expenses for the three months ended March 31, 2019.

Note 10 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended March 31, 2019, three major customers represented 28%, 21%, and 10%, respectively, of our revenue.

Three customers represented 48%, 15%, and 11%, respectively, of our accounts receivable balance at March 31, 2019. For the three months ended March 31, 2018, two major customers represented 24% and 23%, respectively, of our revenue.

Note 11 - Geographical Data
For the three months ended March 31, 2019 and 2018, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Domestic	$1,796	$2,269
Foreign	798	1,205
Total Revenue	$2,594	$3,474
Long-lived assets were 100% located in domestic markets as of March 31, 2019 and December 31, 2018.
Note 12 - Subsequent Events
On April 17, 2019, the Company filed an amendment to its certificate of incorporation that effected a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. See Note 3 for further discussion.
On April 28, 2019, the Company, the Merger Sub and SharedLabs entered into the Termination Agreement, under which the parties agreed, among other things, to terminate the Merger Agreement effective as of April 28, 2019. See Note 1 for further discussion.

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

On December 20, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and SharedLabs, Inc. (“SharedLabs”), a privately held global software and technology services company located in Jacksonville, Florida. The Merger Agreement provided for the merger of the Merger Sub with and into SharedLabs, with SharedLabs surviving as a wholly-owned subsidiary of Glowpoint (the “Merger”), in exchange for the issuance of shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). On April 28, 2019, the Company, the Merger Sub and SharedLabs entered into a Mutual Termination Agreement (the “Termination Agreement”), which provides for, among other things, (i) the termination of the Merger Agreement, (ii) the reservation of all rights by the Company and the Merger Sub under the Merger Agreement, applicable law or otherwise, with respect to any claims now existing or hereafter arising out of or related to the Merger Agreement, and (iii) the release by SharedLabs of the Company and the Merger Sub and certain of their affiliates from any claims up to the effective time of the Termination Agreement. SharedLabs has agreed to work with the Company in good faith to reach a resolution with respect to the Company’s rights in connection with the termination of the Merger Agreement, including the payment by SharedLabs of fees and expenses in connection therewith. To the extent it is necessary, the Company expects to utilize available legal remedies in order to pursue the payment by SharedLabs of any such amounts. There can be no assurance that the Company will be able to obtain payment by SharedLabs of any fees and expenses it owes to Glowpoint in connection with the termination of the Merger Agreement under the terms of the Merger Agreement.

As of March 31, 2019, the Company had $1,589,000 in cash and no debt. We have experienced declines in revenue in recent fiscal years, including a decline in revenue from $3,474,000 in the first quarter of 2018 to $2,594,000 in the first quarter of 2019. These revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. As part of our efforts to address this revenue decline, during the years ended December 31, 2017 and 2018, the Company invested a total of $2,069,000 in research and development and $732,000 in sales and marketing with the goal of enhancing both its existing offerings and developing new service offerings. However, after the Company signed a letter of intent with SharedLabs in October 2018, the Company significantly curtailed such investments in order to focus its efforts and resources on the completion of the Merger. Now that the Merger Agreement has been terminated, the Company is exploring business development initiatives to leverage its technology, including pursuing organic growth and strategic growth through merger and acquisition or partnership opportunities. In addition, the Company is implementing certain infrastructure cost reductions in order to improve its operating cash flow. However, the Company does not currently have an expected timeline for the development and release of new services and/or the generation of additional revenue with new services, and, therefore, if no alternative growth strategies are pursued the Company will likely continue to experience declines in revenue in the future. If the Company fails to make the necessary investments to develop new service offerings that achieve broad market acceptance on a timely basis, it will not be able to compete effectively and will likely experience continued declines in revenue and lower gross margins.

Results of Operations

Three Months Ended March 31, 2019 (the “2019 First Quarter”) compared to Three Months Ended March 31, 2018 (the “2018 First Quarter”)

Revenue. Total revenue decreased $880,000 (or 25%) to $2,594,000 in the 2019 First Quarter from $3,474,000 in the 2018 First Quarter. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Three Months Ended
	March 31,
	2019	2018
Revenue
Video collaboration services	$1,566	$1,944
Network services	965	1,185
Professional and other services	63	345
Total revenue	$2,594	$3,474

•
Revenue for video collaboration services decreased $378,000 (or 19%) to $1,566,000 in the 2019 First Quarter from $1,944,000 in the 2018 First Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•
Revenue for network services decreased $220,000 (or 19%) to $965,000 in the 2019 First Quarter from $1,185,000 in the 2018 First Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•
Revenue for professional and other services decreased $282,000 (or 82%) to $63,000 in the 2019 First Quarter from $345,000 in the 2018 First Quarter. This decrease is mainly attributable to lower resale of video equipment.

We expect that the year-over-year negative revenue trend for the 2018 First Quarter to the 2019 First Quarter will continue for the foreseeable future given the dynamic and competitive environment for our services. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K) for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

Cost of revenue decreased to $1,675,000 in the 2019 First Quarter from $2,147,000 in the 2018 First Quarter. This $472,000 (or 22%) decrease in cost of revenue is mainly attributable to lower costs associated with the $880,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2019 First Quarter: personnel costs, network costs, taxes, and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, increased to 65% for the 2019 First Quarter from 62% for the 2018 First Quarter, respectively. The increase in cost of revenue as a percentage of total revenue is mainly due to higher personnel costs as a percentage of total revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $213,000 in the 2019 First Quarter from $250,000 in the 2018 First Quarter. This decrease is primarily attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $33,000 in the 2019 First Quarter from $177,000 in the 2018 First Quarter. This decrease is primarily attributable to a decrease in third party marketing costs of $141,000 between the 2019 and 2018 First Quarter.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased $214,000 (or 24%) to $1,112,000 in the 2019 First Quarter from $898,000 in the 2018 First Quarter. This increase is primarily attributable to $261,000 of advisory fees incurred in the three months ended March 31, 2019 relating to the previously proposed Merger with SharedLabs.

Impairment Charges. Impairment charges on goodwill were $650,000 in the 2018 First Quarter as compared to none for the 2019 First Quarter. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $159,000 in the 2019 First Quarter from $232,000 in the 2018 First Quarter. This $73,000 decrease is mainly attributable to lower depreciation expense due to an increase in assets which became fully depreciated during 2018 and 2019.

Loss from Operations. The Company recorded a loss from operations of $598,000 in the 2019 First Quarter as compared to a loss from operations of $880,000 in the 2018 First Quarter. The decrease in our loss from operations from the 2018 First Quarter to the 2019 First Quarter is mainly attributable to a decrease in goodwill impairment charges, partially offset by a decrease in gross margin (or revenue less cost of revenue) as discussed above.

Liquidity and Capital Resources

As of March 31, 2019, we had $1,589,000 of cash and working capital of $2,284,000. For the three months ended March 31, 2019, we incurred a net loss of $598,000 and used $408,000 of net cash in operating activities.

Net cash used in investing activities for the three months ended March 31, 2019 was $9,000 and primarily related to purchases of property and equipment. Net cash used in financing activities for the three months ended March 31, 2019 was $1,000, primarily attributable to repurchases of treasury stock from employees to satisfy minimum statutory tax withholding requirements.

Our capital requirements continue to depend on numerous factors, including the timing and amount of revenue, the expense to deliver our services, expense for sales and marketing, expense for research and development, capital improvements, the number of shares repurchased under the Company’s Stock Repurchase Program, the cost involved in protecting our intellectual property rights, expenses required to successfully pursue and execute any merger and acquisition and/or business development initiatives, and, our ability to recover any damages owing from SharedLabs under the terms of the Merger Agreement. The Company believes that, based on our current projection of revenue, expenses, capital expenditures and cash flows, it has sufficient resources to fund its operations for at least the next twelve months following the filing of this Report. However, there is no assurance the Company will be able to accomplish this during this period or in the future following such period. The Company is exploring business development initiatives to leverage its technology, including pursuing organic growth and strategic growth through merger and acquisition or partnership opportunities. We anticipate negative cash flow from operations for the remainder of 2019 and we believe additional capital will be required to fund investments in product development and sales and marketing as a means to reverse our negative revenue trends. While we expect to continue to adjust our cost of revenue and other operating expenses to partially offset the impact of revenue declines associated with our legacy services, we believe additional capital will likely be necessary to fund our operations over the longer term. In the event we need access to capital to fund operations or provide growth capital, we would likely need to raise capital in one or more equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

Other than the adoption of Topic 842 and Topic 718, for non-employees, there have been no changes to our critical accounting policies during the three months ended March 31, 2019. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the footnotes thereto, each included in our 2018 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 8, 2019 (the “2018 Annual Report”). As discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Overview” above, we entered into a Termination Agreement, dated April 28, 2019, which, among other things, terminated our previously existing Merger Agreement with SharedLabs.  As a result, many of the risks related to the Merger and set forth under “Part I. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs” are no longer applicable to us. Subject to the foregoing sentence, there have been no material changes to these risks during the three months ended March 31, 2019. The risks described in the 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company
Vesting of Stock Awards
During the period covered by this Report, the Company repurchased 877 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees to satisfy $1,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.
Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share

(“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. The table below shows the monthly activity related to our Stock Repurchase Program for the quarter ended March 31, 2019. The amounts given in the table have been retroactively adjusted to reflect the reverse stock split.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	900	$1.30	23	$673,000
February 1-28, 2019	—	—	0	$673,000
March 1-31, 2019	—	—	0	$673,000
Total	900	$1.30	23	$673,000

       (1) 877 shares purchased by the Company during the period covered by this Report were purchased from employees to offset $1,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.

     (2) As of March 31, 2019, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 11,318 shares of restricted stock, 117,902 stock options, and 539,394 restricted stock units, plus 374 shares yet to be granted under the 2014 Equity Incentive Plan as of March 31, 2019.

(3) Price per share includes commissions and fees.

As of March 31, 2019, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Mutual Termination Agreement, dated April 28, 2019, by and among Glowpoint, Inc., Glowpoint Merger Sub Inc., and SharedLabs, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2019, and incorporated herein by reference).

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

3.5*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Glowpoint, Inc. effecting a one-for-ten reverse stock split of the common stock of Glowpoint, Inc.
31.1*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOWPOINT, INC.

May 15, 2019	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)