Form 10-Q
period 2019-09-30
GLOWPOINT, INC.
filed 2019-11-14
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
GLOWPOINT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 8, 2019 was 5,140,500.

GLOWPOINT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations, and intentions of Glowpoint, Inc. (“Glowpoint” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Glowpoint’s future financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Glowpoint, are intended to identify forward-looking statements. These statements are based on Glowpoint’s current plans, and Glowpoint’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Glowpoint has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019, as well as under “Part II. Item 1A. Risk Factors” in this Report. Glowpoint undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Glowpoint or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our anticipated capital expenditures; our ability to fund operations; our ability to finance investments in product development and sales and marketing; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to raise capital through sales of additional equity securities; our ability to continue as a going concern; and adequacy of our internal controls. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to continue as a going concern;

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our services;

•	customer renewal rates;

•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services,

•	potential federal and state regulatory actions;

•	our need for and the availability of adequate working capital;

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives;

•	our ability to successfully integrate the Glowpoint and Oblong businesses following the closing of our acquisition of Oblong Industries, Inc. on October 1, 2019;

•	our ability to innovate technologically, and, in particular, our ability to develop next generation Oblong technology;

•	our ability to satisfy the standards for initial listing of common stock for the combined organization of Glowpoint and Oblong Industries, Inc. on the NYSE American stock exchange;

•	our ability to satisfy the standards for continued listing of our common stock on the NYSE American stock exchange;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and

•	our management’s ability to execute its plans, strategies and objectives for future operations.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,271	$2,007
Accounts receivable, net	1,089	1,371
Prepaid expenses and other current assets	376	547
Total current assets	2,736	3,925
Property and equipment, net	359	728
Goodwill	2,342	2,795
Intangibles, net	404	499
Other assets	37	15
Total assets	$5,878	$7,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	424	222
Accrued expenses and other liabilities	744	910
Total current liabilities	1,168	1,132
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $331 and $308 at September 30, 2019 and December 31, 2018, respectively	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, no shares issued and outstanding and liquidation preference of $0 at September 30, 2019 and 75 shares issued and outstanding and liquidation preference of $75 at December 31, 2018	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 475 shares issued and outstanding and liquidation preference of $475 at September 30, 2019 and 525 shares issued and outstanding and liquidation preference of $525 at December 31, 2018	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,238,900 issued and 5,140,500 outstanding at September 30, 2019 and 5,113,700 issued and 4,981,200 outstanding at December 31, 2018	1	1
Treasury stock, 98,400 and 132,500 shares at September 30, 2019 and December 31, 2018, respectively	(165)	(496)
Additional paid-in capital	184,660	184,998
Accumulated deficit	(179,786)	(177,673)
Total stockholders’ equity	4,710	6,830
Total liabilities and stockholders’ equity	$5,878	$7,962

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$2,370	$2,931	$7,403	$9,698
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	1,582	1,804	4,901	5,881
Research and development	190	215	652	690
Sales and marketing	38	58	111	278
General and administrative	1,035	1,170	2,917	3,132
Impairment charges	20	975	473	3,150
Depreciation and amortization	145	179	461	596
Total operating expenses	3,010	4,401	9,515	13,727
Loss from operations	(640)	(1,470)	(2,112)	(4,029)
Interest and other expense, net	—	—	(1)	(415)
Net loss	(640)	(1,470)	(2,113)	(4,444)
Preferred stock dividends	4	3	23	9
Net loss attributable to common stockholders	$(644)	$(1,473)	$(2,136)	$(4,453)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.12)	$(0.30)	$(0.42)	$(0.94)

Weighted-average number of shares of common stock:
Basic and diluted	5,184	4,885	5,128	4,749

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2019
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2018	32	$—	75	$—	525	—	5,114	$1	133	$(496)	$184,998	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	29	—	29
Preferred stock conversion	—	—	(75)	—	(50)	—	43	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	17	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Balance at March 31, 2019	32	—	—	—	475	—	5,174	1	133	(497)	185,012	(178,271)	6,245
Net loss	—	—	—	—	—	—	—	—	—	—	—	(875)	(875)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	24	—	24
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	(75)	382	(382)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	24	(34)	—	—	(34)
Balance at June 30, 2019	32	—	—	—	475	—	5,174	1	82	(149)	184,650	(179,146)	5,356
Net loss	—	—	—	—	—	—	—	—	—	—	—	(640)	(640)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	14	—	14
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	65	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	16	(16)	—	—	(16)
Balance at September 30, 2019	32	$—	—	$—	475	$—	5,239	$1	98	$(165)	$184,660	$(179,786)	$4,710

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2018
(In thousands, except shares of Series A-2, Series B and Series C Preferred Stock)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2017	32	$—	450	$—	—	—	4,516	$1	65	$(352)	$183,118	$(170,505)	$12,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,285)	(1,285)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	50	—	50
Issuance of preferred stock, net of expenses	—	—	—	—	1,750	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(75)	—	(475)	—	185	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	31	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	—	—	18	(53)	—	—	(53)
Balance at March 31, 2018	32	—	375	—	1,275	—	4,732	1	83	(405)	184,692	(171,790)	12,498
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,689)	(1,689)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	109	—	109
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	1	—	—	1
Balance at June 30, 2018	32	—	375	—	1,275	—	4,732	1	83	(404)	184,798	(173,479)	10,916
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	111	—	111
Preferred stock conversion	—	—	—	—	(500)	—	167	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	24	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	—	—	49	(91)	—	—	(91)
Balance at September 30, 2018	32	$—	375	$—	775	$—	4,923	$1	132	$(495)	$184,906	$(174,949)	$9,463

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,113)	$(4,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	596
Bad debt expense	12	5
Amortization of debt discount, net of gain on extinguishment	—	104
Stock-based compensation	67	270
Impairment charges	473	3,150
Changes in operating assets and liabilities:
Accounts receivable	270	(171)
Prepaid expenses and other current assets	171	249
Other assets	76	—
Accounts payable	202	23
Accrued expenses and other liabilities	(287)	(391)
Net cash used in operating activities	(668)	(609)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(311)
Net cash used in investing activities	(17)	(311)
Cash flows from financing activities:
Principal payments under borrowing arrangements	—	(1,832)
Proceeds from Series C Preferred Stock issuance, net of expenses of $223	—	1,527
Purchase of treasury stock	(51)	(143)
Net cash used in financing activities	(51)	(448)
Decrease in cash and cash equivalents	(736)	(1,368)
Cash at beginning of period	2,007	3,946
Cash at end of period	$1,271	$2,578

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$318

Non-cash investing and financing activities:
Accrued preferred stock dividends	$23	$9
Issuance of common stock for vested restricted stock units	$382	$—

See accompanying notes to condensed consolidated financial statements.

GLOWPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

On October 1, 2019, Glowpoint closed its previously announced acquisition of Oblong Industries, Inc., a Delaware corporation (“Oblong” and, such transaction, the “Oblong Transaction”). Oblong is a provider of technology products and solutions for immersive visual collaboration. Oblong's flagship product, Mezzanine™, is the technology platform that allows meeting participants to share, arrange, and manipulate multiple streams of content, across screens and among multiple locations, all at the same time. Oblong’s customers use the platform to collaborate more effectively, both in a single room and across distance. Oblong’s principal operations are located in Los Angeles, California. The company supplies Mezzanine™ systems to Fortune 500 enterprise customers and reseller partners. Because the closing of the Oblong Transaction occurred after September 30, 2019, the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect the Company’s acquisition of Oblong. For further discussion of the Oblong Transaction, see Note 12 “Subsequent Events”.

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

The December 31, 2018 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto included in the Company's fiscal 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019 (the “2018 10-K”).

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

Treasury Stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares and any difference is recorded in equity, on a first-in first-out basis. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The update is effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. We believe the effect of adopting this guidance on our consolidated financial statements and related disclosures will not be material.

Note 2 - Liquidity and Going Concern Uncertainty

As of September 30, 2019, we had $1,271,000 of cash and working capital of $1,568,000. For the nine months ended September 30, 2019, we incurred a net loss of $2,113,000 and used $668,000 of net cash in operating activities. As discussed further in Note 12 “Subsequent Events”, on October 1, 2019, in connection with the Oblong Transaction:

a) The Company consummated the sale of 88,070 shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”) for gross proceeds of $2.51 million (the “Series E Financing”). Certain investors in the Series E Financing have committed to purchase an additional $1.25 million of Glowpoint’s Series E Preferred Stock, upon demand by Glowpoint, on the same terms. The 88,070 shares of Series E Preferred Stock issued by Glowpoint in the Series E Financing have an aggregate Accrued Value of $2.51 million and upon their conversion will convert at a conversion price of $2.85 per share into 880,700 common shares.

b) The Company and Oblong, as borrowers, and Silicon Valley Bank (“SVB”), as lender, executed a Second Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”), which amended and restated, in its entirety, the Amended and Restated Loan and Security Agreement by and between Oblong and SVB. The SVB Loan Agreement provides for a term loan facility of approximately $5.2 million (the “Loan”), all of which was outstanding at the effective time of the Oblong Merger and remains outstanding. The SVB Loan Agreement provides that interest-only payments will be due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, and expense related to the Oblong Transaction (such costs for Glowpoint totaled $255,000 for the three months ended September 30, 2019) including expenses required to successfully integrate Glowpoint and Oblong. While our acquisition of Oblong does provide additional revenues to the Company, the cost to further develop and commercialize Oblong’s product offerings is expected to exceed its revenues for the foreseeable future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Note 4 - Goodwill & Intangibles

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.” We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of the test date. In order to determine the market capitalization, the Company used the trailing 20 day volume weighted average price (“VWAP”) of its stock as of September 30, 2019. As of September 30, 2019, the fair value of our reporting unit exceeded its carrying amount; therefore, no impairment charges were required in the three months ended September 30, 2019. The Company recorded goodwill impairment charges of $453,000 in the nine months ended September 30, 2019. These charges are recognized as “Impairment charges” on our Condensed Consolidated Statements of Operations. The remaining goodwill balance as of September 30, 2019 was $2,342,000. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable.  Fair value of our intangible assets is determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying value of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  The Company performed an evaluation of intangible assets as of September 30, 2019 and determined that the undiscounted cash flows of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the three and nine months ended September 30, 2019.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation costs	$187	$189
Accrued Oblong Transaction costs	167	—
Accrued sales taxes and regulatory fees	118	168
Other accrued expenses	117	223
Accrued dividends on Series A-2 Preferred Stock	94	71
Lease liability	43	—
Accrued professional fees	18	246
Deferred rent expense	—	13
Accrued expenses and other liabilities	$744	$910

Note 6 - Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. As of September 30, 2019, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) authorized and 475 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; and (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding. See Note 12 “Subsequent Events” for further discussion of the Company’s Series D Convertible Preferred Stock and Series E Convertible Preferred Stock issued on October 1, 2019.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of September 30, 2019. Therefore, each share of Series A-2 Preferred Stock is convertible into 347 shares of common stock as of September 30, 2019. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, since January 1, 2013, has been entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2019, the Company has recorded $94,000 in accrued dividends in “Accrued expenses and other liabilities” on the accompanying Condensed Consolidated Balance Sheet related to the remaining Series A-2 Preferred Stock outstanding. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 per share (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Preferred Stock

During the nine months ended September 30, 2019, 75 shares (constituting all issued and outstanding shares) of Series B Preferred Stock were converted to 26,786 shares of the Company’s common stock at the conversion price of $2.80 per share. As of September 30, 2019, no shares of Series B Preferred Stock remain issued and outstanding.

Series C Preferred Stock

In January 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the nine months ended September 30, 2019, 50 shares of Series C Preferred Stock were converted to 16,667 shares of the Company’s common stock. As of September 30, 2019, 475 shares of Series C Preferred Stock remain issued and outstanding, which are convertible to 158,333 shares of the Company’s common stock.

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

Note 7 - Stock Based Compensation

Glowpoint 2014 Equity Incentive Plan

On May 28, 2014, the Glowpoint, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means to attract, motivate, retain, and reward selected employees and other eligible persons through the grant of equity awards. Awards may be granted under the 2014 Plan to officers, employees, directors and consultants of the Company or its subsidiary. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and other awards, including stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the Company’s common stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof, or any similar securities with a value derived from the value of or related to the Company’s common stock, or returns thereon. A total of 440,000 shares of the Company’s common stock were initially available for issuance under the 2014 Plan. At the 2018 Annual Meeting of Stockholders held on May 31, 2018, the Company’s stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock available for issuance under the 2014 Plan by 300,000 shares (the "Amendment"). As of September 30, 2019, 421,000 shares were available for issuance under the 2014 Plan.

Glowpoint 2007 Stock Incentive Plan

In May 2014, the Board terminated the Glowpoint 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of September 30, 2019, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Glowpoint 2000 Stock Incentive Plan

In June 2010, the Board terminated the Glowpoint 2000 Stock Incentive Plan (as amended, the “2000 Plan”). Notwithstanding the termination of the 2000 Plan, outstanding awards under the 2000 Plan will remain in effect in accordance with their terms. As of September 30, 2019, options to purchase a total of 25 shares of common stock were outstanding under the 2000 Plan. No shares are available for issuance under the 2000 Plan.

Stock Options

For the nine months ended September 30, 2019, no stock options were granted; therefore, no fair value assumptions are presented herein. A summary of stock options expired under our stock incentive plans and stock options outstanding as of, and changes made during, the nine months ended September 30, 2019, is presented below:

	Outstanding		Exercisable
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90	118,003	$19.90
Expired	(440)	13.18
Forfeited	(10,038)	22.79
Options outstanding, September 30, 2019	107,525	$19.64	107,525	$19.64

Stock-based compensation expense related to stock options was $0 for the three and nine months ended September 30, 2019 and 2018. There is no remaining unrecognized stock-based compensation expense for stock options as of September 30, 2019.

Restricted Stock Awards

A summary of unvested restricted stock awards outstanding as of, and changes made during, the nine months ended September 30, 2019, is presented below:

	Restricted Stock	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2018	11,320	$14.88
Vested	(1,372)	—
Forfeited	(9,321)	—
Unvested restricted stock outstanding, September 30, 2019	627	$15.80

Stock-based compensation expense related to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	—	2	3	14
	$—	$2	$3	$14

There is no material remaining unrecognized stock-based compensation expense for restricted stock awards as of September 30, 2019.

Restricted Stock Units

A summary of unvested restricted stock units (“RSUs”) outstanding as of, and changes made during, the nine months ended September 30, 2019, is presented below:

	RSUs	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2018	503,518	$1.94
Granted	52,979	1.31
Vested	(112,005)	3.10
Forfeited	(421,158)	1.54
Unvested restricted stock units outstanding, September 30, 2019	23,334	$2.20

During the nine months ended September 30, 2019, 156,391 shares were issued to satisfy vested RSUs, of which 75,175 shares were issued from the Company’s treasury stock. The number of RSUs vested during the nine months ended September 30, 2019 includes 41,022 shares withheld and repurchased by the Company from employees to satisfy $51,000 of tax obligations relating to the vesting of such shares. Such shares are included in “Purchase of treasury stock” during the nine months ended September 30, 2019.

As of September 30, 2019, 54,370 vested RSUs issued to non-employee directors remain outstanding as shares of common stock have not yet been delivered due to the deferred payment provisions set forth in these RSUs.

As of September 30, 2019, 11,667 unvested RSUs have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period.

As of September 30, 2019, 11,667 unvested RSUs have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense related to RSUs is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$2	$13	$10	$30
Research and development	2	18	11	47
Sales and marketing	—	1	—	5
General and administrative	10	76	43	174
	$14	$108	$64	$256

The remaining unrecognized stock-based compensation expense for RSUs as of September 30, 2019 was $13,000. Of this amount $6,500 relates to time-based RSUs with a remaining weighted average period of 0.79 years. The remaining $6,500 of unrecognized stock-based compensation expense relates to performance-based RSUs for which expense will be recognized upon it becoming probable that the Company achieves defined financial targets or a change of control occurs.

Note 8 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at September 30, 2019 and 2018, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and nine months ended

September 30, 2019 and 2018, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(640)	$(1,470)	$(2,113)	$(4,444)
Less: preferred stock dividends	4	3	23	9
Net loss attributable to common stockholders	$(644)	$(1,473)	$(2,136)	$(4,453)
Denominator:
Weighted-average number of shares of common stock for basic and diluted net loss per share	5,184	4,885	5,128	4,749
Basic and diluted net loss per share	$(0.12)	$(0.30)	$(0.42)	$(0.94)

The weighted-average number of shares for all periods presented includes 54,370 shares of vested RSUs, respectively, as discussed in Note 7.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2019	2018
Unvested restricted stock units	23,334	213,700
Unvested restricted stock awards	627	11,300
Outstanding stock options	107,525	118,300
Shares of common stock issuable upon conversion of Series A-2 Preferred	10,978	11,000
Shares of common stock issuable upon conversion of Series B Preferred	—	133,900
Shares of common stock issuable upon conversion of Series C Preferred	158,333	258,300
Total	300,797	746,500

Note 9 - Commitments and Contingencies

Operating Leases

We lease two facilities in Denver, CO and Oxnard, CA that are under operating leases through December 31, 2019 and March 31, 2020, respectively. Both of these leases require us to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Rent expense for the three and nine months ended September 30, 2019 was $52,000 and $153,000, respectively. Rent expense for the three and nine months ended September 30, 2018 was $75,000 and $223,000, respectively.

Future minimum rental commitments under all non-cancelable operating leases as of September 30, 2019, are as follows (in thousands):

Year Ending December 31,	Short-Term Lease	ROU Lease	Total
Remaining 2019	$20	$22	$42
2020	—	23	23
	$20	$45	$65

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
Remaining 2019	$22
2020	23
Total cash payments remaining	$45
Effect of discounting	(2)
Total accrued lease liability	$43

Operating cash flow supplemental information as of September 30, 2019:

On January 1, 2019, initial ROU assets of $99,000 were recognized as a non-cash addition with the adoption of the new lease standard. Cash paid for amounts included in the present value of the operating lease liabilities was $66,000, which was included within accrued expenses for the nine months ended September 30, 2019.

Note 10 – Major Customers

Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s revenue. For the three months ended September 30, 2019, three major customers represented 26%, 25%, and 11%, respectively, of our revenue. For the nine months ended September 30, 2019, the same three major customers represented 23%, 27%, and 10%, respectively, of our revenue. Two customers represented 51% and 15%, respectively, of our accounts receivable balance at September 30, 2019. For the three months ended September 30, 2018, two major customers represented 27% and 20%, respectively, of our revenue. For the nine months ended September 30, 2018, the same two major customers represented 25% and 21%, respectively, of our revenue.

Note 11 - Geographical Data
For the three and nine months ended September 30, 2019 and 2018, there was no material revenue attributable to any individual foreign country. Revenue by geographic area, based on customer location, is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$1,571	$1,982	$5,043	$6,477
Foreign	799	949	2,360	3,221
Total Revenue	$2,370	$2,931	$7,403	$9,698
Long-lived assets were 100% located in domestic markets as of September 30, 2019 and December 31, 2018.
Note 12 - Subsequent Events

Oblong Transaction

On September 12, 2019, Glowpoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glowpoint Merger Sub II, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Glowpoint (the “Merger Sub”), and Oblong (together with Glowpoint and the Merger Sub, the “Parties”), governing the Oblong Transaction. On October 1, 2019, prior to the Closing of the Oblong Transaction, the Parties entered into an Amendment to the Merger Agreement (the “Amendment”).

On October 1, 2019 (the “Closing Date”), as contemplated by the Merger Agreement (as amended by the Amendment), the Oblong Transaction was effected pursuant to the merger of Merger Sub with and into Oblong, with Oblong continuing as the surviving corporation and as a wholly-owned subsidiary of Glowpoint. At the closing of the Oblong Transaction (the “Closing”), (i) the common and preferred stock of Oblong issued and outstanding immediately prior to the effective time of the Oblong Transaction were converted into the right to receive an aggregate of approximately 1.68 million shares of Glowpoint’s 6.0% Series D Convertible Preferred Stock (“Series D Preferred Stock”); (ii) all outstanding options exercisable for shares of Oblong common stock held by previously terminated employees of Oblong were assumed by Glowpoint and will be deemed, in the aggregate, to constitute options to acquire a total of approximately 100,000 shares of Glowpoint’s Common Stock at a volume weighted average exercise price of $4.92 per share; and (iii) all outstanding options exercisable for shares of Oblong common stock (whether or not vested) held by current employees of Oblong were cancelled and exchanged for an aggregate of approximately 50,000 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”). Such shares of Restricted Series D Preferred Stock are subject to vesting over a two-year period following Closing, with twenty-five percent (25%) of such shares (the “Cliff Vesting Shares”) vesting on the first anniversary of the Closing (the “Cliff Vesting Date”) and the remaining seventy-five percent (75%) of such shares vesting in ratable monthly installments thereafter, subject to the holder’s continued employment through each such vesting date; provided, however, that in the event such holder’s employment is terminated prior to the Cliff Vesting Date without Cause (as defined in the Amendment), such holder shall remain eligible to vest in the Cliff Vesting Shares on the Cliff Vesting Date.

No fractional shares of Series D Preferred Stock were issued in the Oblong Transaction. Any fractional shares of Series D Preferred Stock that would have otherwise been issued in the Oblong Transaction were rounded up to the closest full share.

Series E Financing

On October 1, 2019, Glowpoint entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the investors party thereto, who, prior to the Closing of the Oblong Transaction, were stockholders of Oblong (the “Purchasers”), relating to the offer and sale by Glowpoint in a private placement (the “Offering”) of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share. At an initial closing on October 1, 2019, Glowpoint sold, and the Purchasers purchased, 88,070 shares of Series E Preferred Stock for gross proceeds of approximately $2.51 million. The 88,070 shares of Series E Preferred Stock issued by Glowpoint in the Series E Financing have an aggregate Accrued Value of $2.51 million and upon their conversion will convert at a conversion price of $2.85 per share into 880,700 common shares. Glowpoint did not pay any commissions or discounts in connection with the Offering, and expects to use the net proceeds from the initial closing for general corporate purposes, which may include product development, sales and marketing, and/or general administrative expenses. Certain investors in the Series E Financing have committed to purchase an additional $1.25 million of Glowpoint’s Series E Preferred Stock, upon demand by Glowpoint, on the same terms.

In connection with the Purchase Agreement, Glowpoint and the Purchasers executed a Registration Rights Agreement, dated October 1, 2019 (the “Rights Agreement”). Pursuant to the Rights Agreement, among other things, Glowpoint has provided the Purchasers with certain rights to require Glowpoint to file and maintain the effectiveness of a registration statement with respect to the re-sale of shares of Glowpoint Common Stock underlying the shares of Series D Preferred Stock issued in the Oblong Transaction and Series E Preferred Stock sold in the Series E Financing and, in each case, held by the Purchasers.

SVB Loan Agreement and SVB Warrant

On October 1, 2019, in connection with the Closing of the Oblong Transaction on such date, Glowpoint and Oblong, as borrowers, and SVB, as lender, executed the SVB Loan Agreement. The SVB Loan Agreement provides for a term loan facility of approximately $5.2 million (the “Loan”), all of which is currently outstanding. The SVB Loan Agreement provides that interest-only payments will be due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the Loan by September 1, 2021. The Loan accrues interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 7.00% as of October 1, 2019).

The obligations under the SVB Loan Agreement are secured by substantially all of the assets of Glowpoint and its subsidiaries, including accounts receivable, intellectual property, equipment and other personal property. The SVB Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict Glowpoint’s ability to dispose of any portion of its business or property, engage in certain material changes to its business, enter into a merger, incur additional debt or make guarantees, make distributions or create liens or other encumbrances, or enter into related party transactions outside of the ordinary course of business. The SVB Loan Agreement also contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and Glowpoint’s de-listing from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, the outstanding obligations under the SVB Loan Agreement may be accelerated and become immediately due and payable.

In connection with its execution of the SVB Loan Agreement, Glowpoint also issued a warrant to SVB that entitles SVB to purchase 72,394 shares of Glowpoint’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). The SVB Warrant has a ten (10) year term.

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

Glowpoint’s Results of Operations

Three and Nine Months Ended September 30, 2019 (the “2019 Third Quarter” and the “2019 Period,” respectively) compared to Three and Nine Months Ended September 30, 2018 (the “2018 Third Quarter” and the “2018 Period,” respectively)

Revenue. Total revenue decreased $561,000 (or 19%) to $2,370,000 in the 2019 Third Quarter from $2,931,000 in the 2018 Third Quarter. Total revenue decreased $2,295,000 (or 24%) to $7,403,000 in the 2019 Period from $9,698,000 in the 2018 Period. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Video collaboration services	$1,317	$1,803	$4,335	$5,763
Network services	969	1,032	2,879	3,369
Professional and other services	84	96	189	566
Total revenue	$2,370	$2,931	$7,403	$9,698

•
Revenue for video collaboration services decreased $486,000 (or 27%) to $1,317,000 in the 2019 Third Quarter from $1,803,000 in the 2018 Third Quarter, and decreased $1,428,000 (or 25%) to $4,335,000 in the 2019 Period from $5,763,000 in the 2018 Period. These decreases are mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•
Revenue for network services decreased $63,000 (or 6%) to $969,000 in the 2019 Third Quarter from $1,032,000 in the 2018 Third Quarter, and $490,000 (or 15%) to $2,879,000 in the 2019 Period from $3,369,000 in the 2018 Period. These decreases are mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•
Revenue for professional and other services decreased $12,000 (or 13%) to $84,000 in the 2019 Third Quarter from $96,000 in the 2018 Third Quarter, and $377,000 (or 67%) to $189,000 in the 2019 Period from $566,000 in the 2018 Period. These decreases are mainly attributable to lower resale of video equipment.

We expect that the year-over-year negative revenue trend for the 2018 Period to the 2019 Period for Glowpoint’s business (not considering Oblong’s revenue contribution to the combined organization effective October 1, 2019) will continue for the foreseeable future given the dynamic and competitive environment for our services. We believe sales cycles associated with selling our services directly to enterprise IT organizations and through our channel partners typically range from six to eighteen months. These factors create uncertainty as to when, and if, we will be able to stabilize and ultimately grow our revenue (see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K) for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

Cost of revenue decreased to $1,582,000 in the 2019 Third Quarter from $1,804,000 in the 2018 Third Quarter. This $222,000 (or 12%) decrease in cost of revenue is mainly attributable to lower costs associated with the $561,000 decrease in revenue during the same period. Cost of revenue decreased to $4,901,000 in the 2019 Period from $5,881,000 in the 2018 Period. This $980,000 (or 17%) decrease in cost of revenue is mainly attributable to lower costs associated with the $2,295,000 decrease in revenue during the same period. We reduced costs related to revenue in these areas during the 2019 Third Quarter and 2019 Period: personnel costs, network costs, taxes, and external costs associated with video meeting suites. Cost of revenue, as a percentage of total revenue, increased to 67% and 66% for the 2019 Third Quarter and 2019 Period, respectively, from 62% and 61% for the 2018 Third Quarter and 2018 Period, respectively. These increases in cost of revenue as a percentage of total revenue are mainly due to higher personnel costs as a percentage of total revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $190,000 in the 2019 Third Quarter from $215,000 in the 2018 Third Quarter, and decreased to $652,000 in the 2019 Period from $690,000 in the 2018 Period. These decreases are primarily attributable to lower headcount and corresponding personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $38,000 in the 2019 Third Quarter from $58,000 in the 2018 Third Quarter. This decrease is primarily attributable to a decrease in third party marketing costs of $20,000. Sales and marketing expenses decreased to $111,000 in the 2019 Period from $278,000 in the 2018 Period. This decrease is primarily attributable to a decrease in third party marketing costs of $162,000.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased $135,000 (or 12%) to $1,035,000 in the 2019 Third Quarter from $1,170,000 in the 2018 Third Quarter. This decrease is primarily attributable to a decrease of $216,000 of advisory fees incurred in the 2018 Third Quarter relating to our consideration of potential M&A initiatives (including the potential SharedLabs merger which was terminated in April 2019), a $81,000 decrease in administrative and overhead expenses, a $68,000 decrease in stock compensation expense, a $25,000 decrease in personnel costs, partially offset by a $255,000 increase in professional expenses relating to the Oblong Transaction. General and administrative expenses decreased $215,000 (or 7%) to $2,917,000 in the 2019 Period from $3,132,000 in the 2018 Period. This decrease is primarily attributable to a $285,000 decrease in administrative and overhead expenses, a $142,000 decrease in stock compensation expense, a decrease of $43,000 in advisory fees relating to our consideration of potential M&A initiatives (including the potential SharedLabs merger which was terminated in April 2019), partially offset by an increase of $255,000 in advisory fees relating to the Oblong Transaction.

Impairment Charges. Impairment charges in the 2019 Third Quarter and 2019 Period were $20,000 and $473,000, respectively, as compared to $975,000 and $3,150,000 in the 2018 Third Quarter and 2018 Period, respectively. The impairment charges for the 2019 Third Quarter are primarily attributable to impairment charges of $20,000 on capitalized software no longer in service. The impairment charges for the 2019 Period are primarily attributable to impairment charges of $453,000 on goodwill. The impairment charges for the 2018 Third Quarter and 2018 Period are attributable to impairments on goodwill. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $145,000 in the 2019 Third Quarter from $179,000 in the 2018 Third Quarter. This $34,000 decrease is mainly attributable to lower depreciation expense due to an increase in assets which became fully depreciated during 2018 and 2019. Depreciation and amortization expenses decreased to $461,000 in the 2019 Period from $596,000 in the 2018 Period. This $135,000 decrease is mainly attributable to lower depreciation expense due to an increase in assets which became fully depreciated during 2018 and 2019.

Loss from Operations. The Company recorded a loss from operations of $640,000 in the 2019 Third Quarter as compared to a loss from operations of $1,470,000 in the 2018 Third Quarter. The Company recorded a loss from operations of $2,112,000 in the 2019 Period as compared to a loss from operations of $4,029,000 in the 2018 Period. These decreases in our loss from operations from the 2018 Third Quarter and 2018 Period to the 2019 Third Quarter and 2019 Period are mainly attributable to decreases in goodwill impairment charges, partially offset by decreases in gross margin (or revenue less cost of revenue) as discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

Other than the adoption of Topic 842 and Topic 718, for non-employees, there have been no changes to our critical accounting policies during the nine months ended September 30, 2019. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the footnotes thereto, each included in our 2018 10-K.

Oblong Transaction and Financial Data

On October 1, 2019, Glowpoint closed its previously announced acquisition of Oblong Industries, Inc., a Delaware corporation (“Oblong” and, such transaction, the “Oblong Transaction”). Oblong is a provider of technology products and solutions for immersive visual collaboration.  Oblong's flagship product Mezzanine™ is the technology platform that allows meeting participants to share multiple streams of content, from multiple locations and multiple screens, all at the same time. Oblong’s customers use the platform to collaborate more effectively. Oblong’s principal operations are located in Los Angeles, California and supplies Mezzanine™ systems to Fortune 500 enterprise customers and reseller partners.

Because the closing of the Oblong Transaction occurred after September 30, 2019, the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” do not reflect the Company’s acquisition of Oblong. For further discussion of the Oblong Transaction see Note 12 “Subsequent Events” to the Company’s condensed consolidated financial statements in Item 1 of this Quarterly Report on 10-Q.

The financial statements of Oblong, a wholly-owned subsidiary of Glowpoint, will be included in Glowpoint’s future combined consolidated financial results beginning effective October 1, 2019. The summary Oblong standalone financial information set forth below has been derived from Oblong’s unaudited financial statements for the periods presented. This information has not been audited or reviewed by the auditors of Glowpoint or of Oblong. As a result, this information is being presented for illustrative purposes only and you should not rely on this financial information to provide the same quality of information associated with information that has been subject to an audit or review process. In addition, historical results are not necessarily indicative of results expected for future periods.

We expect to file the audited and unaudited historical financial statements of Oblong, together with the notes related thereto, and the unaudited pro forma financial statements of Glowpoint and Oblong, together with the notes related thereto, in each case required by Item 9.01 of Form 8-K within 71 days from October 7, 2019, the date on which our Current Report on Form 8-K disclosing the closing of the Oblong Transaction was, and was required to be, filed with the SEC. Once filed, please see these financial statements for further information regarding Oblong’s financial information discussed herein.

OBLONG INDUSTRIES, INC.
SELECTED STATEMENT OF OPERATIONS DATA
(Unaudited and in thousands)
	Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2018	2017
Total Revenue	$12,758	$13,267	$17,249	$22,283
Gross margin	10,039	10,250	12,750	14,979
Gross margin %	79%	77%	74%	67%
Total operating expenses	$20,684	$22,907	$30,490	$35,312
Loss from operations	(10,645)	(12,657)	(17,740)	(20,333)
Other expense, net	(272)	(80)	(114)	(353)
Net loss	$(10,917)	$(12,737)	$(17,854)	$(20,686)

OBLONG INDUSTRIES, INC.
SELECTED BALANCE SHEET DATA
(Unaudited and in thousands)
	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash	$2,194	$8,648	$14,685
Total current assets	6,345	13,551	26,085
Total assets	11,564	20,060	33,968
Total current liabilities	9,126	5,280	12,385
Long term deferred revenue	—	716	1,528
Notes and lease payable, long term	3,498	4,591	2,058
Stockholders’ equity (deficit)	$(1,401)	$9,298	$17,514

Liquidity and Capital Resources for Combined Company

As of September 30, 2019, Glowpoint had $1,271,000 of cash and working capital of $1,568,000. For the nine months ended September 30, 2019, Glowpoint incurred a net loss of $2,113,000 and used $668,000 of net cash in operating activities, $17,000 in investing activities and $51,000 in financing activities.

As discussed further in Note 12 “Subsequent Events” to the Company’s condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, on October 1, 2019, in connection with the Oblong Transaction:

a) The Company consummated the sale of 88,070 shares of its 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”), for gross proceeds of $2.51 million (the “Series E Financing”). Certain investors in the Series E Financing have committed to purchase an additional $1.25 million of Glowpoint’s Series E Preferred Stock, upon demand by Glowpoint, on the same terms.

b) The Company and Oblong, as borrowers, and Silicon Valley Bank (“SVB”), as lender, executed a Second Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”), which amended and restated, in its entirety, the Amended and Restated Loan and Security Agreement by and between Oblong and SVB. The SVB Loan Agreement provides for a term loan facility of approximately $5.2 million (the “Loan”), all of which was outstanding at the effective time of the Oblong Transaction and remains outstanding. The SVB Loan Agreement provides that interest-only payments will be due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021.

As of September 30, 2019, Glowpoint had cash of $1,271,000 and Oblong had cash of $2,194,000 (and these balances exclude the Series E Financing proceeds discussed above). Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, and expense related to the Oblong Transaction including expenses required to successfully integrate Glowpoint and Oblong. While our acquisition of Oblong does provide additional revenues to the Company, the cost to further develop and commercialize Oblong’s product offerings is expected to exceed its revenues for the foreseeable future. We expect to achieve certain revenue and cost synergies in connection with combining Glowpoint and Oblong and also expect to reduce Oblong’s operating expenses in the future as compared to its annualized operating expenses for the nine months ended September 30, 2019. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing Oblong revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 8, 2019 (the “2018 Annual Report”), and in the additional risk factors set forth below. In April 2019 we entered into a Termination Agreement, which, among other things, terminated our previously existing Agreement and Plan of Merger with SharedLabs, Inc. As a result, many of the risks related to the previously contemplated merger with SharedLabs and set forth under “Part I. Item 1A. Risk Factors--Risks Related to the Proposed Merger with SharedLabs” are no longer applicable to us. Subject to the foregoing sentence, and other than the additional risk factors set forth below, there have been no material changes to these risks during the nine months ended September 30, 2019. The risks described in the 2018 Annual Report and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our acquisition of Oblong in October 2019 could adversely affect our operations, financial results and financial condition.

In October 2019, we acquired Oblong, a privately-held visual collaboration company that develops, manufactures and markets multi-stream, concurrent multi-user, multi-screen, multi-device, and multi-location technology platforms for dynamic and immersive visual collaboration. With respect to our acquisition of Oblong and any future acquisitions, we may experience:

•	difficulties in integrating the acquired businesses and their respective personnel and products into our existing business;

•	difficulties in integrating commercial organizations;

•	difficulties or delays in realizing the anticipated benefits of the acquisition;

•	diversion of our management’s time and attention from other business concerns;

•	challenges due to limited or no direct prior experience in new markets or countries we may enter;

•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;

•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition; and

•	unanticipated costs and other contingent liabilities.

We have invested, and expect to continue to invest, significant cash and other resources in connection with our acquisition of Oblong, integration of its business and development and commercialization of its products. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition could be materially and adversely harmed.

The failure to successfully operate and integrate our business and the business of Oblong in the expected timeframe could adversely affect the combined organization’s future results following the completion of the transaction.

The success of the Oblong Transaction will depend, in large part, on the ability of the combined organization following the completion of the transaction to realize the anticipated benefits from combining our and Oblong’s respective businesses. The failure to operate and integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined organization’s failure to achieve some or all of the anticipated benefits of the transaction. Potential difficulties that may be encountered in the integration process include the following:

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

If we do not achieve the contemplated benefits of our acquisition of Oblong, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition of Oblong. For any of the reasons described above and elsewhere in this report and even if we are able to successfully operate Oblong within our company, we may not be able to realize the revenue and other growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including the possibility that the acquisition may not further our business strategy as we expected and risks related to contingent liabilities related to the acquisition.

The conversion of our issued and outstanding shares of Series D and Series E Preferred Stock into shares of our common stock is contingent upon stockholder approval.

Pursuant to the Certificates of Designations governing our Series D and Series E Preferred Stock, respectively, such shares are convertible into shares of our common stock following the occurrence of both (i) approval of such conversion by our stockholders and (ii) receipt of all required authorizations and approvals from the NYSE American. We expect to file a proxy statement with the Securities and Exchange Commission for the purposes of holding a meeting of our stockholders to vote on proposals to approve the issuance of common stock upon such conversions. At this meeting, our stockholders may decide to approve or reject such proposals. If our stockholders elect to approve the issuance of common stock upon the conversion of shares of Series D and Series

E preferred stock, then the issuance of such shares of common stock will result in substantial and significant dilution to our existing stockholders, with the Company’s existing stockholders only holding, in the aggregate, approximately 25% of the Company’s fully diluted shares of common stock. Alternatively, if our stockholders elect to reject proposals related to the issuance of common stock upon the conversion of shares of Series D and Series E Preferred Stock, then the continued existence of the Series D and Series E Preferred Stock may hinder the Company’s ability to seek additional equity and/or debt financing opportunities in the future. In addition, if such proposals are rejected and the Series D and Series E Preferred Stock therefore remain outstanding:

•
Each share of Series D and Series E Preferred Stock will be entitled to receive an annual dividend equal to 6.0% of its then-existing accrued value per annum, commencing on the first anniversary of its issuance;

•
Upon any liquidation of Glowpoint, the shares of Series D and Series E Preferred Stock will rank senior to Glowpoint’s common stock, but junior to Glowpoint’s outstanding Series A-2 Preferred Stock and Series C Preferred Stock;

•
Holders of Series D and Series E Preferred Stock will generally not have voting rights with respect to such shares, but for so long as at least twenty percent (20%) of the shares of Series D or Series E Preferred Stock issued by the Company are outstanding, respectively, the consent of such shares, as a class, will be required for the Company to take the following actions:

◦	the liquidation, dissolution, or winding-up of the business and affairs of the Company, or the Company’s consent to any of the foregoing;

◦
the amendment, altering or repeal of any provision of the Company’s certificate of incorporation or bylaws in any manner that adversely affects the powers, preferences or rights of the Series D or Series E Preferred Stock, respectively;

◦	creating, or authorizing the creation of, or issuance or obligation of the Company to issue shares of, any additional class or series of the Company’s capital stock, other than Common Stock;

◦
certain reclassifications, alterings or amendments of any existing security of the Company that is pari passu with, or junior to, the Series D Preferred Stock or Series E Preferred Stock, respectively;

◦	taking or approving any of the foregoing actions with respect to a subsidiary of the Company; or

◦
authorizing, creating or issuing any debt security, or permitting any subsidiary to take any such action with respect to any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action, in excess of the amount outstanding or available for borrowing under the Company’s loan agreement with Silicon Valley Bank, would exceed $500,000.

We could fail to satisfy the standards to maintain our listing on a stock exchange.

We could fail to satisfy the standards for continued exchange listing on the NYSE American, such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. Further, in connection with the conversion of the Series D Preferred Stock issued by Glowpoint in the Oblong Transaction and Series E Preferred Stock issued by Glowpoint in the Series E Financing, we will be required to file an initial listing application with the NYSE American for the combined organization and to satisfy the initial listing requirements of such exchange in order to remain listed thereon. Receipt of the NYSE American’s approval of such initial listing application will require the combined organization to meet the NYSE American’s initial listing standards, including but not limited to standards with respect to such entity’s market value of public float, stockholders’ equity and minimum price per listed share, each of which may be difficult or impossible for the combined organization to satisfy.  As a result of each of the foregoing, we may be unable to maintain our listing on the NYSE American, which would negatively affect, among other things (i) our ability to raise capital on terms we deem advisable, or at all, and (ii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.  Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in such securities for an indefinite period.

As a result of these risks, we may not achieve the anticipated strategic and financial benefits of the Oblong Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company
Vesting of Stock Awards

During the period covered by this Report, the Company repurchased 16,578 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees to satisfy $16,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.
Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. No shares of Common Stock were purchased pursuant to our Stock Repurchase Program during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	—	—	$673,000
August 1-31, 2019	16,578	$0.94	—	$673,000
September 1-30, 2019	—	—	—	$673,000
Total	16,578	$0.94	—	$673,000

       (1) All shares purchased by the Company during the period covered by this Report were purchased from employees to offset $16,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards.

     (2) As of September 30, 2019, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 627 shares of restricted stock, 107,525 stock options, and 23,334 restricted stock units, plus 421,000 shares yet to be granted under the 2014 Equity Incentive Plan as of September 30, 2019.

(3) Price per share includes commissions and fees.

As of September 30, 2019, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 12, 2019, by and among Glowpoint, Inc., Oblong Industries, Inc. and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2019, and incorporated herein by reference).

2.2
Amendment to Agreement and Plan of Merger, dated October 1, 2019, by and among Glowpoint, Inc., Oblong Industries, Inc. and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

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

3.6
Certificate of Designations of the 6.0% Series D Convertible Preferred Stock of Glowpoint, Inc. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

3.7
Certificate of Designations of the 6.0% Series E Convertible Preferred Stock of Glowpoint, Inc. (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

4.1	Warrant to Purchase Common Stock, dated October 1, 2019 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).
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

10.3
Amended and Restated Employment Agreement, by and between Glowpoint, Inc. and David Clark, dated July 19, 2019 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.4
Series E Preferred Stock Purchase Agreement, dated October 1, 2019, by and among Glowpoint, Inc. and the Purchasers party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.5
Registration Rights Agreement, dated October 1, 2019, by and among Glowpoint, Inc. and the Purchasers party thereto (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.6
Second Amended and Restated Loan and Security Agreement, dated October 1, 2019, by and among Glowpoint, Inc., Oblong Industries, Inc., and Silicon Valley Bank (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

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

GLOWPOINT, INC.

November 14, 2019	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 14, 2019	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)