Form 10-K
period 2019-12-31
Oblong, Inc.
filed 2020-05-15
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

OBLONG, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0312442
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

25587 Conifer Road, Suite 105-231
Conifer, CO		80433
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OBLG	NYSE American

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $5,057,000.

The number of shares of the Registrant’s common stock outstanding as of May 11, 2020 was 5,211,500.

OBLONG, INC.

- i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; matters related to our integration with Oblong Industries, Inc., and any benefits thereof; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•
the continued impact of the coronavirus pandemic on our business, including its impact on our customers and other business partners, our ability to conduct operations in the ordinary course, and our ability to obtain capital financing important to our ability to continue as a going concern;

•	our ability to continue as a going concern;

•	our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives;

•	customer acceptance and demand for our video collaboration services and network applications;

•	the quality and reliability of our services;

•	the prices for our products and services;

•	customer renewal rates;

•	risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;

•	customer acquisition costs;

•	our ability to compete effectively in the video collaboration services and network services businesses;

•	actions by our competitors, including price reductions for their competitive services;

•	potential federal and state regulatory actions;

•	our ability to successfully integrate the former Glowpoint, Inc. and Oblong Industries, Inc. businesses following the closing of our acquisition of Oblong Industries, Inc. on October 1, 2019;

•	our ability to innovate technologically, and, in particular, our ability to develop next generation Oblong technology;

•	our ability to satisfy the standards for initial listing of common stock for the combined organization of Oblong on the NYSE American stock exchange;

•	our ability to satisfy the standards for continued listing of our common stock on the NYSE American stock exchange;

•	changes in our capital structure and/or stockholder mix;

•	the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and

•	our management’s ability to execute its plans, strategies and objectives for future operations.

PART I
Item 1. Business

Overview

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”).

On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated September 12, 2019, by and among the Company, Oblong Industries and Glowpoint Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Oblong Industries, with Oblong Industries surviving as a wholly owned subsidiary of the Company (the “Merger”). See further discussion of the Merger in Note 3 - Oblong Industries Acquisition to our consolidated financial statements attached hereto. At the closing of the Merger, the outstanding equity interests of Oblong Industries were exchanged for (i) 1,736,626 shares of the Company’s 6.0% Series D Convertible Preferred Stock (“Series D Preferred Stock”) and (ii) options to acquire approximately 107,845 shares of our Common Stock at a volume weighted average exercise price of $4.92 per share. Each share of Series D Preferred Stock is automatically convertible into a number of shares of our Common Stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

On October 1, 2019, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the investors party thereto, who, prior to the closing of the Merger, were stockholders of Oblong Industries (the “Purchasers”), relating to the offer and sale by the Company in a private placement (the “Offering”) of up to 131,579 shares of its 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”) at a price of $28.50 per share. At an initial closing on October 1, 2019 and a subsequent closing on December 18, 2019, the Company sold, and the Purchasers purchased, a total of 131,579 shares of Series E Preferred Stock for net proceeds of approximately $3,750,000. Each share of Series E Preferred Stock is automatically convertible into a number of shares of our Common Stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American.

Each share of Series D and Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of such stock (or October 1, 2020 for the Series D Preferred Stock or October 1, 2020 or December 18, 2020, as applicable, for the Series E Preferred Stock). Prior to this date no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D or Series E Preferred Stock, as applicable, will be increased by the amount of such dividend payment. As of December 31, 2019, no dividends have been accrued.

If the Series D and Series E Preferred Stock had been converted to common stock as of December 31, 2019, 17,349,010 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 5,161,500 to 23,826,300. Both the Series D and Series E Preferred Stock remain outstanding as of December 31, 2019 and as of the filing of this Report. The Company intends to file a new listing application with the NYSE American as soon as possible upon satisfying the exchange’s initial listing standards. Among other requirements, these standards require the Company to have at least $15 million of non-affiliate public float, which, under the Company’s current financial situation, may be difficult or impossible for the Company to satisfy.

Since the closing of the Merger on October 1, 2019, we have been focused on the integration of the former businesses of Glowpoint and Oblong Industries into a combined organization. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings as described below. We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services as discussed further below. Glowpoint’s former business experienced declines in revenue in recent fiscal years, with revenue of $14.8 million, $12.6 million and $9.7 million in 2017, 2018 and 2019, respectively. These revenue declines are primarily due to net attrition of customers and lower demand for Glowpoint’s services given the competitive environment and pressure on pricing that exists in its industry. The Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019 since the Merger closed on October 1, 2019. Oblong Industries generated $3.2 million of revenue in the fourth quarter of 2019; therefore, total reported revenue for the combined organization was $12.8 million for calendar year 2019. As shown in the table below, the combined organization’s total revenue for calendar years 2019 and 2018 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2018), were $25.6 million and $29.8 million, respectively.

	Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2018)
	Year Ended December 31, ($ in thousands)
	2019	2018
Revenue
Glowpoint	$9,660	$12,557
Oblong Industries	15,926	17,249
Pro forma revenue	$25,586	$29,806

Our Products and Services

Oblong Industries

Mezzanine™ Product Offerings

Our flagship product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations. Mezzanine™ allows multiple people to share, control and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays and interaction with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), 600 Series (six screen) and 650 Series (arbitrarily scalable with additional corkboard displays).

See “Market Need--Oblong Industries” below for further discussion of our Mezzanine product offerings.

Advanced Technology Group Professional Services

The Advanced Technology group of Oblong Industries delivers innovative architectural scale spatial computing solutions for customers implementing Executive Briefing Centers, Command Centers, Television studios and Virtual Wargaming environments.

Oblong (formerly Glowpoint)

Managed Services for Video Collaboration

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

Managed Videoconferencing is a “high-touch” concierge-based offering where we set up and manage customer videoconferences. We offer managed videoconferencing both as a cloud-based service, with videoconferences hosted in the Glowpoint Cloud, as described under “Intellectual Property” below, and as an on-premise solution leveraging the customer’s existing video infrastructure. Managed videoconferencing is available globally and works effectively across multiple networks and video devices, including desktop and mobile devices. Despite a trend to move toward “self-service” videoconferencing, many of our customers remain reliant on our scheduling, event support and conference management services. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include call scheduling and launching, and videoconference monitoring, support and reporting.

JoinMyVideo™ is an on-demand video meeting room (“VMR”) service that allows users to join from web browsers, desktops, mobile apps, and commonly used videoconferencing systems. We believe our JoinMyVideo™ service meets customers’ needs to use video communications in a mobile environment, as further discussed under “Market Need” below. With JoinMyVideo™, users are able to manage the participants in the video meeting, allowing up to 24 participants to join the meeting. JoinMyVideo™ is a cloud-based software-as-a-service solution, so the customer has no infrastructure to buy and maintain. JoinMyVideo™ is offered to our customers on a monthly subscription basis.

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

Remote Service Management

Our Remote Service Management provides an overlay to enterprise information technology (“IT”) and channel partner support organizations and provides 24/7 support and management of customer video environments. Our services are designed to align with a globally recognized set of best practices, Information Technology Infrastructure Library (“ITIL”), to standardize processes and communicate through a consistent set of terms with our customers and partners. We leverage an IT service management (“ITSM”) provider, ServiceNow Inc., to systematically provide Remote Service Management, as well as enable us to integrate with an enterprise’s systems and workflows.

We offer, on a monthly subscription basis, three tiers of Remote Service Management options, ranging from automated monitoring to end-to-end management to complement the needs of IT support organizations, as described below:

Resolve - Total Support is our most comprehensive management and support service and targets enterprises that want to completely offload day-to-day operations of their video environment to Glowpoint. We provide the following services: 24x7 support desk, incident/problem/change management, site certifications, and service level agreements.

Helpdesk provides level 1 support and allows enterprise IT to scale and expand the reach of support to end users. We complement the existing staff by taking the initial service request from the end users and providing incident management. We provide services for 24x7 support desk and incident management.

Proactive Monitoring is a remote and automated monitoring service that detects events and alerts customers’ IT when a service impacting event is discovered. The service is provided in conjunction with either Resolve - Total Support or Helpdesk. We provide event management (24/7 monitoring of our customers’ infrastructure and endpoints with email alerts when events are detected) and automated video room sweeps (our custom developed service accesses our customers’ endpoints every night, measures audio & video quality, and verifies firmware).

Network Services

Our network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a monthly subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•
Cloud Connect: Video™: Allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Glowpoint Cloud for video communications.

•
Cloud Connect: Converge™: Provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and Internet traffic over one or more common access circuits. We fully manage and prioritize traffic to ensure that video and other business critical applications run smoothly.

•	Cloud Connect: Cross Connect™: Allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to our data center.

Professional and Other Services

Our professional services include onsite support, or dispatch, as well as configuration or customization of equipment or software on behalf of a customer. On a limited basis, we also resell video equipment to our customers.

Sales and Marketing

Both Glowpoint and Oblong Industries have historically sold through both direct sales and indirect sales channels. During the past several years, Glowpoint had limited resources to invest in sales and marketing and primarily relied on channel partners for demand generation. During 2019, Glowpoint had one employee engaged in sales and marketing. Glowpoint reduced sales and marketing expenses in recent years in order to reduce expenses and improve cash flow from operations. Oblong Industries had 19 employees engaged in sales and marketing activities at December 31, 2019.

In June 2019, Oblong Industries entered into a sales channel partner agreement with Cisco Systems Inc. As a result, the family of Mezzanine™ product offerings became available globally on the Cisco Global Price List as a part of the Cisco SolutionsPlus Program. This program allows Cisco’s customers and channel partners to purchase Mezzanine™ through Cisco’s Global Price List to streamline the ordering process. We anticipate our investments in sales and marketing throughout 2020 will primarily focus on further developing our core channel partner relationships.

Market Need

Oblong Industries

Today, ideation and content collaboration are gaining growing importance in both physical and virtual meeting environments to support collective brainstorming and expedite decision making. Visualization of ideas happens more naturally when people expand the collaborative canvas from sharing a single content stream among many participants to empowering an entire team through our Mezzanine™ multistream solutions. While historically focused on in-room collaboration, the need for next-generation virtual collaboration solutions is on the rise, attributed to the confluence of several key trends that influence the way individuals collaborate. Key capabilities and features of our Mezzanine Series include:

•
Share Work With Others. Easily present work by plugging in or sharing wirelessly with the Mezzanine app. Share up to 10 connected devices including laptops, in-room PCs, and digital media players. Upload images and slides to present and explore content alongside live video streams.

•
Capture Ideas Instantly. Save snapshots of on-screen content to make sure good ideas don’t get lost. Annotate content in the Mezzanine app and share your thoughts with others. Download meeting materials to reference or share after the meeting.

•
Visualize Your Options and Outcomes. Mezzanine content spans multiple displays so all the information you need is in sight and on hand. Share more content, see more detail, and improve your visual storytelling. Arrange content for side-by-side comparisons and cross-referencing.

•
Unite Distributed Teams. Connect teams and get everyone on the same page. Meeting participants share the same visual workspace so they can perform like they are in the same room. Everyone in every location can add content and steer the conversation so teams are motivated to participate.

•
Connect with Ease. Mezzanine works seamlessly with your existing video conferencing and collaboration solutions so teams can join meetings with the tools they use every day. Integration with Cisco and Polycom systems simplify connecting rooms with voice, video, and content.

•
Orchestrate Your Content. Place content anywhere in the room from anywhere in the room with Mezzanine’s award-winning wands. Gestural interaction makes it easy to move and highlight content to focus the attention of the team.

Key drivers for demand include:

•	rapid growth of cloud-based unified communications (UC) services adoption and continuously increasing collaborative intensity in workplaces;

•	accelerating demand for low-cost video conferencing options such as USB conference room cameras and audio/video soundbars;

•	rising appetite among end-user organizations for content sharing as well as content collaboration capabilities including ideation, annotation, illustration, and coediting;

•	convergence of audio, video and content collaboration (as opposed to siloed applications and platforms) to improve employee productivity;

•	significant growth in the number of huddle rooms and flexible meeting spaces worldwide;

•	preference for Bring Your Own Device (BYOD) screen share in meeting spaces; and

•	growing number of distributed and remote workers.

Today’s knowledge workers are seeking optimal meeting spaces - both in and out of the office - that foster creativity, agility, innovation, and engagement. The trend towards ad-hoc and small group meetings has led to the creation of the huddle room concept, where workers can meet in a disruption-free setting. Globally, there are over 90 million meeting spaces, 33 million of which are huddle spaces. However, it is estimated that fewer than 5 percent of these spaces are truly ‘full spectrum’ collaboration enabled. Further, the penetration of stand-alone content sharing applications is significantly less than video penetration in large and huddle-sized meeting rooms. While pre-pandemic momentum suggested end-users were beginning to embrace simple, easy to install, intuitive, and affordable collaboration solutions that integrate with cloud-based collaboration software services, we believe as businesses begin to reopen there will be significant demand for higher forms of engagement that combines robust video conferencing with enhanced content sharing as users adapt to more flexible workplace alternatives. This combination focuses on allaying customer apprehension with regards to how to cost-effectively pursue an expanded collaboration strategy without replacing their existing investments.

Transforming our Business Model

We are transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings.  For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.”

Oblong (formerly Glowpoint)

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

Revenue attributable to Glowpoint’s core and legacy product lines and services has declined. We have worked to migrate customers from legacy products, such as managed videoconferencing and video meeting suites, to more automated/software-based solutions. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. As this trend continues, the Company has remained focused on investing in future results by implementing cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (i) reducing headcount, (ii) closing office space, (iii) eliminating other real estate costs and infrastructure associated with unused or under-utilized facilities, (iv) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, and (v) implementing reductions in cost of revenue associated with external service providers.

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

We provide enterprises with the ability to simplify the video experience, which increases adoption and user participation. Our unique and wide range of video collaboration services is intended to provide a service for every user and meeting type within the enterprise. We believe our ITSM platform delivers the right tools, automation, and analytics to partners to enable a successful video deployment.

Competition

Oblong Industries

The market for communication and collaboration technology services is competitive and rapidly changing. Certain features of our current Mezzanine™ series compete in the communication and collaboration technologies market with products offered by Cisco Webex, Zoom, LogMeIn, GoToMeeting, along with bundled productivity solutions providers who offer limited content sharing capabilities such as Microsoft Teams, and Google G Suite. In the rapidly evolving “Ideation” market, certain elements of our application compete with Microsoft, Google, InFocus, Bluescape, Mersive, Barco, Nureva and Prysm.

We believe we compete favorably based on our unique method of maximizing content sharing beyond the legacy user experience, functionality, integration into existing hardware environments and total cost of ownership relative to comparable products.

Oblong (formerly Glowpoint)

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, Whitlock and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft (Skype for Business and Teams) and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Glowpoint.

We believe we differentiate ourselves based on our full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

Customers

Oblong Industries

Customers and Markets

Many factors influence the collaboration requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment. Our customers primarily operate in the following markets: enterprise, commercial, and public sector.

Enterprise

Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices and typically employ 1,000 or more employees. Many enterprise businesses have unique collaboration needs within a multivendor environment. We offer service and support packages and sell these products primarily through a network of third-party application, technology vendors and channel partners.

Commercial

We define commercial businesses as organizations which typically have fewer than 1,000 employees. We sell to the larger, or midmarket, customers within the commercial market through a combination of our direct sales force and channel partners. These customers typically require the latest advanced technologies that our enterprise customers demand, but with less complexity.

Public Sector

Public sector entities include federal governments, state and local governments, as well as educational institution customers. Many public sector entities have specialized access requirements for collaboration services within a multi-vendor environment. We sell to public sector entities primarily through a network of third-party application, technology vendors, and channel partners.

Oblong (formerly Glowpoint)

Our customers include Fortune 1000 companies, along with small and medium enterprises across a wide range of industries including consulting, executive search, broadcast media, legal, finance, insurance and technology. Major customers are defined as direct customers or channel partners that account for more than 10% of the Company’s total consolidated revenue.

For the year ended December 31, 2019, two major customers accounted for 20% and 18%, respectively, of the Company’s total consolidated revenue. For the year ended December 31, 2018, the same two major customers accounted for 25% and 21%, respectively, of the Company’s total consolidated revenue. Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

Intellectual Property

Oblong Industries

Oblong Industries’ core technology platform is called g-speak. It enables applications to be developed that run across multiple screens and multiple devices. Our customers use the platform to solve big data problems, to collaborate more effectively, and to go from viewing pixels on a single screen to interacting with pixels on every screen. Oblong Industries invested significant resources in developing intellectual property surrounding this technology, resulting in 82 issued patents (51 in the United States and 31 across Europe, China, Japan, Korea and India) and 12 pending patents (including 10 in the United States). These patents are mainly related to spatial computing, distributed applications and 3D input devices. We expect our issued patents to expire between 2027 and 2038.

Oblong (formerly Glowpoint)

We have invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to issued patents, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable our video applications.

Glowpoint Cloud Conferencing

The Glowpoint Cloud is based on a Service Oriented Architecture framework that enables us to create unique unified communication service offerings. Our cloud-based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid mix of public and private clouds.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Our suite of cloud and managed video services can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software such as Microsoft (Skype for Business), WebEx or WebRTC, may all take advantage of the Glowpoint Cloud regardless of their choice of network. We have built the Glowpoint Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

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

Video Service Platform

Our Video Service Platform provides enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow Inc., is available to our channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows us and our channel partners to seamlessly activate existing and new enterprise customers. It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement. Other benefits provided to enterprise IT organizations include:

•	Better transparency into the performance of the enterprise collaboration environment via business intelligence metrics, reporting and management dashboards;

•	Greater scale with self-service support, giving end users an easy interface for submitting/tracking tickets;

•	Deeper expertise for managing video collaboration with access to our Remote Service Management services and knowledge base;

•	More efficiencies gained by automating manual tasks and workflows including escalations, updates/notifications, and provisioning; and

•	Access to ITIL.

Patents

The development of our “video as a service” applications and network architecture has resulted in a significant amount of proprietary information and technology. We currently hold 6 patents issued in the U.S. related to real-time metering and billing for video calls, intelligent call routing, and a live video operator assistance feature, which we expect to expire between 2024 and 2031. We believe that our patented proprietary technology provides an important barrier for competitors’ potential offerings of similar video communications services.

Research and Development

The Company incurred research and development expenses of $2,023,000 in 2019 and $921,000 in 2018 related to the development of features and enhancements to our existing services. This increase was attributable to the inclusion of research and development expenses for Oblong Industries effective October 1, 2019.

Employees

As of December 31, 2019, we had 99 employees. Of these employees, 37 are involved in customer support and operations, 25 in engineering and development, 20 in sales and marketing, and 17 in corporate functions. None of our employees are represented by a labor union. We believe that relations with our employees are good.

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

In addition, we make available, free of charge, on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents on our website at www.oblong.com by accessing the investor relations section. Our website and the information contained on or connected to our website is not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Item 1A. Risk Factors

Our business faces numerous risks, including those set forth below and those described elsewhere in this Report or in our other filings with the SEC. The risks described below are not the only risks that we face, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect our business. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flow. When making an investment decision with respect to our common stock, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

We have experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods.

Both Glowpoint and Oblong Industries have experienced declines in revenue for the last several years. We believe that these revenue declines are primarily due to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, Glowpoint had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends. With the acquisition of Oblong Industries, our goal is to grow revenue from an increase in adoption of Oblong Industries’ product offerings. If we cannot successfully gain adoption of our Mezzanine product offering in the Cisco partner channel or through other channels, we may not be able to grow revenue and/or increase the market share of our products. We cannot assure you that we will have sufficient funds available to invest in sales and marketing and continued product development in order to achieve revenue growth.

We have a history of substantial net operating losses and we may incur future net losses.

Both Glowpoint and Oblong Industries reported substantial net losses in recent years. We may not be able to achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on its financial condition, liquidity and its ability to operate as a going concern in the future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, as of December 31, 2019, we had $4.6 million of cash, an accumulated consolidated deficit of $185.4 million resulting from historical net losses, and $5.6 million of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement. In addition, the former Glowpoint business has experienced declines in revenue in recent fiscal years, with revenue of $14.8 million, $12.6 million and $9.7 million in 2017, 2018 and 2019, respectively. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The SVB Loan Agreement provides that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021 (the “Maturity Date”). Prior to April 1, 2020, SVB (i) indicated its agreement via e-mail to defer the monthly principal payment of $291,500 and a prior deferral fee of $100,000 that were each due on April 1, 2020 and (ii) verbally agreed to defer the monthly principal payment of $291,500 that was due on May 1, 2020, in each case to June 1, 2020.  Failure to make these payments will constitute an event of default under the SVB Loan Agreement. However, the Company and SVB are currently in negotiations to restructure the SVB Loan Agreement, though there can be no assurance that the Company and SVB will be able to reach any agreement. In April 2020, we received cash proceeds from a loan for $2,416,600 (the “PPP Loan”) from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong does provide additional revenues to the Company, the cost to further develop and commercialize Oblong’s product offerings is expected to exceed its revenues for the foreseeable future. We expect to achieve certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries and also expect to reduce the Company’s operating expenses in the future as compared to our annualized operating expenses for the three months ended December 31, 2019. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to restructure the SVB Loan Agreement and raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

The SVB Loan Agreement contains restrictions that limit our flexibility in operating our business.

As discussed herein, as of December 31, 2019 and as of the filing of this Report we had $5.6 million of total obligations outstanding under the SVB Loan Agreement. Our obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including accounts receivable, intellectual property, equipment and other personal property. The Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict our ability to dispose of any portion of our business or property, engage in certain material changes to our business, enter into a merger, incur additional debt or make guarantees, make distributions or create liens or other encumbrances, or enter into related party transactions outside of the ordinary course of business. There is no assurance that SVB will provide a waiver to permit any of these actions even if such actions are in the best interests of our stockholders.

The Loan Agreement also contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgment defaults and a de-listing of the Company from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable.

We may be unable to repay the outstanding principal and accrued interest under the SVB Loan Agreement, in which event SVB could exercise its default remedies under the Loan Agreement.

Our obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including accounts receivable, intellectual property, equipment and other personal property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and a de-listing of the Company from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and SVB may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. Among other things, the Lenders could attempt to take possession of and sell substantially all of our assets, which would have a material adverse effect on the market value of our common stock.

There is no assurance that we will be able to repay all outstanding principal and accrued interest under the Loan Agreement. In order to attempt to prevent the occurrence of an event of default under the Loan Agreement, we might be required to take actions that might not be in our long-term best interests such as (1) dedicating a substantial portion of our cash flow from operations to the payment of principal and accrued interest under the Loan Agreement, thereby reducing funds available to us for other purposes, (2) divesting valuable assets in order to raise funds with which to repay the principal and accrued interest under the Loan Agreement, and (3) delaying capital expenditures, new product candidate initiatives and acquisitions of other businesses. The existence of the Loan Agreement and the obligations under the Loan Agreement might also limit our ability to obtain additional equity or debt funding from third parties.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

In April 2020, we received a loan for $2,416,600 from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. Under the CARES Act, we will be eligible to apply for forgiveness of certain loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

If we fail to achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will likely experience continued declines in revenue and lower gross margins.

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

We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customer’s changing needs, our operating result may suffer.

The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, and new product and service introductions. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings our business could be harmed. The process of developing new technology related to market transitions - such as collaboration, digital transformation and cloud - is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our modeled evolution from on-premises products to hybrid and, ultimately, SaaS consumption of our flagship  Mezzanine™ products does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other market transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate new product offerings.

We have also been transforming our business to move from selling individual products and services generally consumed in conventional commercial conference rooms to selling products and services integrated into architectures and solutions, and we are seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, we may not be able to achieve our customer adoption and revenue goals, in connection with which our operating results and financial condition may be negatively affected.

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products and services depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products and services, differentiation of new products and services from those of our competitors, and market acceptance of these products and services. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

Holders of our Series C Preferred Stock and other preferred securities have certain consent rights that could limit us from taking certain corporate actions, and as a result may adversely affect our business, operating results and stock price.

Holders of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) have certain consent rights with respect to its ability to take certain corporate actions, including the following:

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

Except as required by law or our Certificate of Incorporation, holders of our Series C Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis as if converted at a conversion price of $3.33 per share (note that this conversion price for voting purposes is different than the actual conversion price of $3.00 per share).

Holders of our Series A-2, Series D and Series E Preferred Stock are provided with certain standard consent and voting rights under the Certificates of Designations governing such securities.

The foregoing consent and other rights of the holders of our Preferred Stock could, while such securities are outstanding, limit us from obtaining future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities, and as a result may adversely affect our business, operating results and stock price.

Our success is highly dependent on the evolution of our overall market and on general economic conditions.

The market for collaboration technology and services is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth depends on broad acceptance and adoption of collaboration technologies and services. There can be no assurance that this market will grow, that our offerings will be adopted or that businesses will purchase our collaboration technologies and services. If we are unable to react quickly to changes in the market, if the market fails to develop or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to achieve profitability. Additionally, adverse economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

We may be unable to adequately respond to rapid changes in technology.

The market for our collaboration technologies and services is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing product and service offerings obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and price acceptable to the market. If our offerings are unable to meet expectations or unable to keep pace with technological changes in the collaboration industry, our offerings could eventually become obsolete. We may be unable to allocate the funds necessary to upgrade our offerings as improvements in collaboration technologies are introduced. In the event that other companies develop more advanced service offerings, our competitive position relative to such companies would be harmed.

We operate in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

The collaboration industry is highly competitive and includes large, well-financed participants. Many of these organizations have substantially greater financial and other resources than us, furnish some of the same services provided by us, and have established relationships with major corporate customers that have policies of purchasing directly from them. Our competitors offer services similar both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. We believe that as the demand for collaboration technologies continues to increase, additional competitors, many of which may have greater resources than us, will continue to enter this market.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2019, two major customers accounted for 20% and 18%, respectively, of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will be dependent in significant part on our ability to generate demand for our collaboration technologies and services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with 20 employees in sales and marketing as of December 31, 2019, and we have had limited resources and/or cash flow in the last several years for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. In June 2019, Oblong Industries entered into a sales channel partner agreement with Cisco Systems Inc. As a result, the family of Mezzanine™ product offerings became available globally on the Cisco Global Price List as a part of the Cisco SolutionsPlus Program. This program allows Cisco’s customers and channel partners to purchase Mezzanine™ through Cisco’s Global Price List to streamline the ordering process. Given the limited history with sales through this channel, there can be no assurance that we will generate significant sales through the Cisco channel program. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

We rely on third-party software that may be difficult to replace or may not perform adequately.

We integrate third-party licensed software components into our technology infrastructure (e.g., ServiceNow, Inc.) in order to provide our services. This software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third-party software may increase our expenses or impact the provisioning of our services. The failure of this third-party software could materially impact the performance of our services and may cause material harm to our business or results of operations.

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

In the ordinary course of providing video communications services, we transmit sensitive and proprietary information of our customers. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by such breaches, including unauthorized access to proprietary customer data stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. In the event of a cybersecurity incident, our affiliates and customers may seek to hold us liable for any damages, which could result in reputational damage, litigation, or negative publicity, among other negative consequences.

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

We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, Oblong’s President and CEO) without a suitable replacement therefor could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.

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

Risks Related to Our Business Resulting From the Coronavirus Pandemic

The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our employees, investors, customers, and other business partners.

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically.

Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

The impact of any deterioration in the U.S. economy or in the financial condition of our customers, specifically, as a result of the coronavirus outbreak may negatively affect our business.

A deterioration in the U.S. economy or our industry as a result of the coronavirus outbreak could result in a period of substantial turmoil. The impact of this event on our business and the severity of an economic crisis is uncertain. It is likely that a crisis (such as the coronavirus outbreak) in the U.S. economy could adversely affect our business, our current and potential customers, our vendors and prospects as well as our liquidity and financial condition. Further, our current and potential customers will likely be required to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus. An existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020 due to COVID-19. These services accounted for $0.7 million of the Company’s revenue during the fourth quarter and year ended December 31, 2019, which represented 13% and 6% of the Company’s revenue for these periods, respectively. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results and our ability to generate positive cash flows. Further, our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities. These events would be detrimental to our business prospects and result in material negative changes to our operations and financial position.

The Centers for Disease Control and Prevention has stated a risk exists of a pandemic in the United States, which would mean that the current methods in place to control of the spread of the virus have been ineffective. In such a situation, the effect on the economy and on the public may be severe. There are no comparable recent events which may provide guidance as to the effect of the spread of coronavirus and a potential pandemic, and, as a result, there is considerable uncertainty of its potential effect on our business and results of operations.

Our business activities will require additional financing that might not be obtainable on acceptable terms, if at all, given the coronavirus outbreak and resulting economic conditions. The failure to obtain such financing will likely have a material adverse effect on our financial condition, liquidity and ability to operate going forward.

As discussed herein, we believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to restructure the SVB Loan Agreement and raise capital in one or more debt and/or equity offerings. However, given the economic effect of the recent coronavirus outbreak there can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects, and could require us to significantly reduce operations.

A material disruption in our workplace as a result of the coronavirus could affect our ability to carry on our business operations in the ordinary course and may require additional cost and effort should our employees continue to not be able to be physically on-premises.

While many of our employees work remotely in the ordinary course, other employees work from our offices. Should we continue to experience periods where it is not prudent for some or all of these employees to be physically present on-site, we may not have the benefit of the time and skills of such employees or we may be required to adjust our current business operations and processes to permit some or all of such employees to work remotely in order to avoid the potential spread of the virus. In addition, for a currently indeterminate amount of time we may be forced to continue to suspend all non-essential travel for our employees and discourage employee attendance at industry events and in-person work-related meetings. We can offer no assurances that these adjustments would not cause material disruptions to our daily operations or require us to expend our time, energy and resources to make necessary adjustments, and they therefore may result in a material adverse effect on our sales, research and development and other critical areas of our business model. Also, it may continue to hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the U.S. and global economies.

Uncertainties surrounding the effects of the coronavirus on the United States and global economies has resulted in an increase in volatility and violent drops in the value of publicly traded securities, including the trading in our common stock. We can offer no assurances that these effects are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this crisis has passed. As a result, the value of our stock remains subject to such volatility and potential loss of market value.

Risks Related to the Merger with Oblong Industries

Our acquisition of Oblong Industries in October 2019 could adversely affect our operations, financial results and financial condition.

On October 1, 2019, Glowpoint acquired Oblong Industries, a privately-held visual collaboration company that develops, manufactures and markets multi-stream, concurrent multi-user, multi-screen, multi-device, and multi-location technology platforms for dynamic and immersive visual collaboration. With respect to the acquisition of Oblong Industries and any future acquisitions, we may experience:

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

We have invested, and expect to continue to invest, significant cash and other resources in connection with our acquisition of Oblong Industries, integration of its business and development and commercialization of its products. There can be no assurance that we will be successful in our efforts. Should we be unable to obtain adequate financing or generate sufficient revenue in the future, our business, result of operations, liquidity and financial condition could be materially and adversely harmed.

The failure to successfully operate and integrate the former businesses of Glowpoint and Oblong Industries in the expected timeframe could adversely affect the combined organization’s future results following the completion of the transaction.

The success of the Merger will depend, in large part, on the ability of the combined organization to realize the anticipated benefits from combining the former businesses of Glowpoint and Oblong Industries. The failure to operate and integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined organization’s failure to achieve some or all of the anticipated benefits of the transaction. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined organization’s cash and other assets efficiently to develop the business of the combined organization;

•	appropriately managing the liabilities of the combined organization;

•	limited experience of management in performing acquisitions and managing growth;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the transaction; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

If we do not achieve the contemplated benefits of the Merger, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from the Merger. For any of the reasons described above and elsewhere in this report and even if we are able to successfully operate Oblong Industries within the combined organization, we may not be able to realize the revenue and other growth that we anticipate from the Merger in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including the possibility that the Merger may not further our business strategy as we expected and risks related to contingent liabilities related to the Merger.

The conversion of our issued and outstanding shares of Series D and Series E Preferred Stock into shares of our common stock is contingent upon NYSE American approval.

Pursuant to the Certificates of Designations governing our Series D and Series E Preferred Stock, respectively, such shares are automatically convertible into shares of our common stock following the completion of both (i) approval of such conversion by our stockholders and (ii) receipt of all required authorizations and approvals from the NYSE American. We obtained stockholder approval for the conversion in December 2019. With respect to required approval from the NYSE American, we will be required to file an initial listing application with the NYSE American for the combined organization and to satisfy the initial listing requirements of such exchange in order to remain listed thereon. Receipt of the NYSE American’s approval of such initial listing application will require the combined organization to meet the NYSE American’s initial listing standards, including but not limited to standards with respect to such entity’s market value of public float, which, given the Company’s current financial situation, may be difficult or impossible for the combined organization to satisfy. In the event we receive NYSE American approval, then the issuance of such shares of common stock will result in substantial and significant dilution to the former Glowpoint stockholders, with Glowpoint’s former stockholders only holding, in the aggregate, approximately 25% of the Company’s fully diluted shares of common stock. Alternatively, in the event we do not receive NYSE American approval of the initial listing application, then the continued existence of the Series D and Series E Preferred Stock may hinder the Company’s ability to seek additional equity and/or debt financing opportunities in the future. In addition, if the Series D and Series E Preferred Stock continue to remain outstanding:

•
Each share of Series D and Series E Preferred Stock will be entitled to receive an annual dividend equal to 6.0% of its then-existing accrued value per annum, commencing on the first anniversary of its issuance;

•
Upon any liquidation of the Company, the shares of Series D and Series E Preferred Stock will rank senior to the Company’s common stock, but junior to the Company’s outstanding Series A-2 Preferred Stock and Series C Preferred Stock;

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

Risks to Owning Our Common Stock

Throughout much of our history, our common stock has been thinly traded and subject to volatile price fluctuations.

Throughout much of our corporate history, our common stock has been thinly traded, and has therefore been susceptible to wide price swings. Our common stock has historically traded on the NYSE American under the symbol “GLOW.” On March 9,

2020, in connection with our name change to Oblong, Inc., we changed our ticker symbol to “OBLG.” While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue, or that the increased trading volumes will lessen the historic volatility in the price for our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in operating results. Factors that cause fluctuation in our results of operations include lack of revenue growth or declines in revenue and declines in gross margins and increases in operating expenses. Accordingly, it is possible that in one or more future quarters our operating results will be adversely affected and fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

The sale into the public market of a significant number of shares issued upon the potential conversion of the Series D and Series E Preferred Stock (as discussed above) or in future financings, or the resale into the public market of shares issued in prior financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; (ii) the resale of any previously issued but restricted shares of our common stock that become freely available for re-sale, whether through an effective registration statement or under Rule 144 of the Securities Act; and (iii) future conversions of some or all of our outstanding Series C, Series D and Series E Convertible Preferred Stock into shares of our common stock, which may dilute the ownership interests of our common stockholders upon conversion, and any sales in the public market of any shares of our common stock issued upon such conversion, which could adversely affect prevailing market prices of our common stock.

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

Our common stock ranks junior to our outstanding shares of Series A-2 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock with respect to any dividends and upon liquidation.

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

The market price of our common stock may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined organization’s product line, business and financial condition;

•	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•
the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts. Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office and warehouse space in Los Angeles, California in two facilities that consist of an aggregate of approximately 25,000 square feet, under leases expiring 2022 and 2023. We also currently lease office space in Boston, Massachusetts; Atlanta, Georgia; Dallas, Texas; Los Altos, California; Herndon, Virginia; and Munich, Germany. These leases expire between October 2020 and 2023. We exited office space during December 2019 through April 2020 in Denver, Colorado; New York, New York; Oxnard, California; and London, England. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433. For additional information regarding our obligations under leases, see Note 17 - Commitments and Contingencies to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective March 9, 2020, the Company’s securities trade on the NYSE American under the symbol “OBLG.” Prior to March 9, 2020, the Company’s securities traded on the NYSE American under the symbol “GLOW”.

The following table sets forth high and low sale prices per share for our common stock for each quarter of 2018 and 2019, based upon information obtained from the NYSE American. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On April 17, 2019, the Company filed an amendment to its certificate of incorporation that effected a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not affect the number of authorized shares of the Company’s common stock or the par value of a share of the Company’s common stock. Proportionate adjustments were made to the per share exercise or conversion price and the number of shares issuable upon the exercise or conversion of all outstanding options and other convertible or exchangeable securities, including issued and outstanding shares of the Company’s convertible preferred stock. The data in the following table have been retroactively adjusted to give effect to this Reverse Stock Split.

	High	Low
Year Ended December 31, 2018
First Quarter	$4.60	$2.10
Second Quarter	2.50	1.50
Third Quarter	2.22	1.20
Fourth Quarter	2.30	1.10
Year Ended December 31, 2019
First Quarter	$1.80	$1.20
Second Quarter	2.07	0.80
Third Quarter	1.22	0.60
Fourth Quarter	1.49	0.94

On May 11, 2020, the closing sale price of our common stock was $1.07 per share as reported on the NYSE American, and 5,211,500 shares of our common stock were issued and outstanding. As of May 11, 2020, there were 88 holders of record of our common stock. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

Dividends

Our board of directors has never declared or paid any cash dividends on our common stock and does not expect to do so for the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Our board of directors will make any future determination of the payment of dividends based upon conditions then existing, including our earnings, financial condition and capital requirements, as well as such economic and other conditions as our board of directors may deem relevant. In addition, our ability to pay cash dividends is limited under the terms of the SVB Loan Agreement and by the Certificates of Designations governing our Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2019 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (*) (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (**) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	107,500	$12.27	23,334	3,021,000

(*) The outstanding options noted in the table above include options that were issued in exchange for outstanding Oblong Industries options in connection with the Merger.

(**) As of December 31, 2019, 28,904 vested restricted stock units (“RSUs”) remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by Glowpoint and Affiliated Purchasers

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. During the year ended December 31, 2019, the Company repurchased 23 shares of Common Stock at an aggregate cost of $30, including commissions and fees. During the quarter ended December 31, 2019, no shares were repurchased as part of the Stock Repurchase Program. As of December 31, 2019, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.
Vesting of Stock Awards
During the fourth quarter of 2019, the Company repurchased 6,896 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees to satisfy $6,896 of minimum statutory tax withholding requirements relating to the vesting of stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	6,896	$1.00	—	$673,000
November 1 - 30, 2019	—	$—	—	$673,000
December 1 - 31, 2019	—	$—	—	$673,000
Total	6,896	$1.00	—	$673,000

     (1) All shares purchased by the Company during the period covered by this Report were purchased from employees to offset $6,896 of minimum statutory tax withholding requirements relating to the vesting of stock awards. As of December 31, 2019, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 627 shares of restricted stock, 215,345 stock options, and 23,334 restricted stock units, plus 3,021,000 shares yet to be granted under the 2019 Equity Incentive Plan as of December 31, 2019.

As of December 31, 2019, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018 and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019.

Business

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and prior to March 6, 2020 was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, Glowpoint closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated September 12, 2019, by and among Glowpoint, Oblong Industries and Glowpoint Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of

Glowpoint (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Oblong Industries, with Oblong Industries surviving as a wholly owned subsidiary of Glowpoint (the “Merger”). See further discussion of the Merger in Note 3 - Oblong Industries Acquisition to our consolidated financial statements attached hereto. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

Since the closing of the Merger on October 1, 2019, we have been focused on the integration of the former businesses of Glowpoint and Oblong Industries into a combined organization. While our acquisition of Oblong Industries does provide additional revenues to the combined organization, the cost to further develop and commercialize Oblong’s product offerings is expected to exceed its revenues for the foreseeable future. We expect to achieve certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries and also expect to reduce the Company’s operating expenses in the future as compared to its annualized operating expenses for the three months ended December 31, 2019. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings in the Cisco sales channel with the goal of increasing adoption and growing revenue. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, as discussed above, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings. Glowpoint’s former business experienced declines in revenue in recent fiscal years, with revenue of $14.8 million, $12.6 million and $9.7 million in 2017, 2018 and 2019, respectively. These revenue declines are primarily due to net attrition of customers and lower demand for Glowpoint’s services given the competitive environment and pressure on pricing that exists in its industry.

Results of Operations

Year Ended December 31, 2019 (“2019”) versus Year Ended December 31, 2018 (“2018”)

Segment Reporting

As discussed above, on October 1, 2019, the Company acquired Oblong Industries, and Oblong Industries became a wholly owned subsidiary of the Company. Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately during the fourth quarter of 2019 and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business which mainly consists of managed services for video collaboration and network and 2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019. Certain information concerning the Company’s segments for the year ended December 31, 2019 is presented in the following table (in thousands):

	For the Year Ended December 31, 2019
	Glowpoint	Oblong Industries	Total
Revenue	$9,660	$3,167	$12,827
Cost of revenues	6,269	1,158	7,427
Gross profit	$3,391	$2,009	$5,400
Gross profit %	35%	63%	42%

Allocated operating expenses	$6,835	$5,183	$12,018
Unallocated operating expenses	—	—	956
Total operating expenses	$6,835	$5,183	$12,974

Loss from operations	$(3,444)	$(3,173)	$(7,574)
Interest and other expense, net	—	—	(187)
Loss before income taxes	$(3,444)	$(3,173)	$(7,761)

	As of December 31, 2019
Total assets	$5,942	$28,967	$34,909

Unallocated operating expenses include costs during the fourth quarter of 2019 (after the October 1, 2019 acquisition date) that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for calendar years 2019 and 2018 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2018), were $25.6 million and $29.8 million, respectively.

	Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2018)
	Year Ended December 31, ($ in thousands)
	2019	2018
Revenue
Glowpoint	$9,660	$12,557
Oblong Industries	15,926	17,249
Pro forma revenue	$25,586	$29,806

Revenue. Total revenue increased $270,000 (or 2%) in 2019 to $12,827,000 from $12,557,000 in 2018. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2019	% of Revenue	2018	% of Revenue
Revenue: Glowpoint
Video collaboration services	$5,566	43%	$7,589	60%
Network services	3,860	30%	4,351	35%
Professional and other services	234	2%	617	5%
Total Glowpoint revenue	$9,660	75%	$12,557	100%

Revenue: Oblong
Visual collaboration product offerings	$2,180	17%	$—	—%
Professional services	709	6%	$—	—%
Licensing	278	2%	$—	—%
Total Oblong Industries revenue	$3,167	25%	$—	—%
Total revenue	$12,827	100%	$12,557	100%

Glowpoint

•
Revenue for managed services for video collaboration services decreased $2,023,000 (or 27%) to $5,566,000 in 2019, from $7,589,000 in 2018. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•
Revenue for network services decreased $491,000 (or 11%) to $3,860,000 in 2019 from $4,351,000 in 2018. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•	Revenue for professional and other services decreased $383,000 (or 62%) to $234,000 in 2019 from $617,000 in 2018. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries

•
For Oblong Industries, the increase in revenue in each of the different components was attributable to the acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue from October 1, 2019 through December 31, 2019, as compared to no revenue included for 2018.

•
We expect the Company’s total revenue will increase from 2019 to 2020, mainly driven by the inclusion of a full calendar year of revenue for Oblong Industries in 2020 (since 2019 only includes revenue for the fourth quarter for Oblong Industries), partially offset by an expected continuing decline in revenue from the Glowpoint business given the dynamic and competitive environment for these services.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers.

	For the Year Ended December 31,
	2019	2018
Cost of Revenue
Glowpoint	$6,269	$7,598
Oblong Industries	1,158	—
Total cost of revenue	$7,427	$7,598

Cost of revenue decreased to $7,427,000 in 2019 from $7,598,000 in 2018. The $171,000 decrease in cost of revenue from 2018 to 2019 is mainly attributable to lower costs associated with the $2,897,000 decrease in Glowpoint revenue during the same period, partially offset by the cost of revenue for Oblong Industries for the fourth quarter of 2019. The Company’s total cost of revenue decreased 58% in 2019 as compared to 61% in 2018. For Glowpoint, the cost of revenue, as a percentage of Glowpoint revenue, increased to 65% for 2019 from 61% for 2018. We reduced costs related to Glowpoint revenue in the following areas in 2019: personnel costs, network costs, taxes and external costs associated with video meeting suites. The increase in Glowpoint’s cost of revenue as a percentage of revenue for 2019 is mainly attributable to higher personnel costs as a percentage of revenue. For Oblong Industries, cost of revenue, as a percentage of revenue was 37% for the fourth quarter of 2019.

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing services. Research and development expenses in 2019 and 2018 were $2,023,000 and $921,000, respectively. This increase is primarily attributable to $1,216,000 of research and development expenses for Oblong Industries in the fourth quarter of 2019.

Sales and Marketing. Sales and marketing expenses in 2019 and 2018 were $1,936,000 and $319,000, respectively. This increase is primarily attributable to $1,782,000 of sales and marketing expenses for Oblong Industries in the fourth quarter of 2019.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. General and administrative expenses in 2019 and 2018 were $5,377,000 and $4,611,000, respectively. This increase is mainly attributable to an increase related to $1,405,000 of general and administrative expenses for Oblong Industries in the fourth quarter of 2019; partially offset by (i) a decrease of $313,000 in professional fees related to merger and acquisition costs, (ii) a decrease of $185,000 in stock-based compensation expense, and (iii) a decrease in administrative and overhead costs of $128,000.

Impairment Charges. Impairment charges in 2019 and 2018 were $2,317,000 and $5,093,000, respectively. The impairment charges for 2019 are primarily attributable to $2,254,000 on Glowpoint’s goodwill and $63,000 on assets no longer used in the business. For 2018, the impairment charges are primarily attributable to $4,955,000 on goodwill and $138,000 on capitalized software no longer in service. The continued future decline of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. Depreciation and amortization expenses in 2019 and 2018 were $1,321,000 and $755,000, respectively. This increase is mainly attributable to $754,000 of depreciation and amortization expense recorded in the fourth quarter of 2019 related to assets recorded in connection with the acquisition of Oblong Industries, partially offset by a decrease of $188,000 in depreciation and amortization expense for Glowpoint as certain assets became fully depreciated in 2019.

Loss from Operations. Loss from operations increased to $7,574,000 in 2019 from $6,740,000 in 2018. The increase in the Company’s loss from operations is mainly attributable to including Oblong Industries’ loss from operations of $3,173,000 for 2019, partially offset by a $2,339,000 decrease in Glowpoint’s loss from operations for 2019 as compared to 2018. The decrease in Glowpoint’s loss from operations was mainly attributable to decreases in impairment charges on goodwill, cost of revenue and operating expenses, partially offset by a decrease in our revenue (see further discussion above).

Interest and Other (Income) Expense, Net. Interest and other expense, net in 2019 was $187,000, comprised of (i) $97,000 of interest expense on the Company’s debt obligations with Silicon Valley Bank (“SVB”) during the fourth quarter of 2019, and (ii) $90,000 of amortization of debt discount costs related to the SVB Loan Agreement. Interest and other expense, net in 2018 was $415,000, comprised of (i) $311,000 of interest expense on the Company’s then-existing debt obligations during 2018, and (ii) $269,000 of amortization of debt discount costs related to our then-existing debt obligations, partially offset by a $165,000 gain on extinguishment of debt.

Income Tax Expense. Income tax expense in 2019 and 2018 was $0 and $13,000, respectively (see Note 18 - Income Taxes to our consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2019 and 2018, we had $4,602,000 and $2,007,000 of cash, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of $7,761,000 and $7,168,000, respectively, and net cash used in operating activities was $3,253,000 and $1,155,000, respectively.

Net cash used in investing activities for 2019 and 2018 was $2,149,000 and $335,000, respectively, primarily related to purchases of property and equipment, including capitalized internal-use software costs.

Net cash provided by financing activities in 2019 was $3,699,000, primarily attributable to the Company’s sale of its Series E Preferred Stock in a private placement during the fourth quarter of 2019. On October 1, 2019, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the investors party thereto, who, prior to the closing of the Oblong Industries acquisition, were stockholders of Oblong (the “Purchasers”). At an initial closing on October 1, 2019 and a subsequent closing on December 18, 2019, the Company sold, and the Purchasers purchased, a total of 131,579 shares of Series E Preferred Stock at a price of $28.50 per share for gross proceeds of $3,750,000 (the “Series E Financing”). The 131,579 shares of Series E Preferred Stock issued by the Company in the Series E Financing have an aggregate Accrued Value of $3,750,000 and upon their conversion will convert at a conversion price of $2.85 per share into 1,315,790 common shares. The Company did not pay any commissions or discounts in connection with the Offering. In connection with the Purchase Agreement, the Company and the Purchasers executed a Registration Rights Agreement, dated October 1, 2019 (the “Rights Agreement”). Pursuant to the Rights Agreement, among other things, the Company has provided the Purchasers with certain rights to require the Company to file and maintain the effectiveness of a registration statement with respect to the re-sale of shares of Common Stock underlying the shares of Series D Preferred Stock issued in the Company’s acquisition of Oblong Industries and Series E Preferred Stock sold in the Series E Financing and, in each case, held by the Purchasers.

Net cash used in financing activities for 2018 was $449,000, primarily attributable to (i) $1,832,000 of aggregate principal payments on the Western Alliance Bank Loan Agreement and Super G Loan Agreement (no debt obligations remained as of December 31, 2018), and (ii) other payments of $154,000 relating to the purchase of treasury stock and debt issuance costs, partially offset by (i) $1,527,000 of net proceeds from the January 2018 offering of Series C Preferred Stock.

Future Capital Requirements and Going Concern

As of December 31, 2019 and March 31, 2020, we had $4,602,000 and $2,061,000 of cash, respectively. Our estimated cash balance as of March 31, 2020 is preliminary and unaudited and is being presented here for illustrative purposes only. As of December 31, 2019 and the filing of this Report, we had $5,609,000 of total obligations under the SVB Loan Agreement. The SVB Loan Agreement provides that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021 (the “Maturity Date”). Prior to April 1, 2020, SVB (i) indicated its agreement via e-mail to defer the monthly principal payment of $291,500 and a prior deferral fee of $100,000 that were each due on April 1, 2020 and (ii) verbally agreed to defer the monthly principal payment of $291,500 that was due on May 1, 2020, in each case to June 1, 2020.  Failure to make these payments will constitute an event of default under the SVB Loan Agreement. However, the Company and SVB are currently in negotiations to restructure the SVB Loan Agreement, though there can be no assurance that the Company and SVB will be able to reach any agreement. In April 2020, we received cash proceeds from a loan for $2,416,600 (the “PPP Loan”) from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to achieve certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries and also expect to reduce the Company’s operating expenses in the future as compared to our annualized operating expenses for the three months ended December 31, 2019. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to restructure the SVB Loan Agreement and raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 17 - Commitments and Contingencies to our consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 - Business Description and Significant Accounting Policies to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

Glowpoint

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

Oblong Industries

Oblong Industries’ core platform is g-speak™, and Mezzanine™ is its flagship product built on this platform. Mezzanine™ offers advanced collaboration for conference room technology, which amplifies sales presentations, enhances group collaboration, and makes work sessions more productive. The Company offers g-speak development licenses to larger enterprise customers. The Company’s products are systems that consist of hardware and software that function together to deliver the system’s essential functionality. The Company sells the systems as a complete package and does not sell the hardware and software separately. The Company also sells maintenance and support contracts and license agreements. The Company has determined that its systems and service contracts have value to a customer on a standalone basis; therefore, revenue from each item should be recognized separately. The Company establishes the relative selling price of each deliverable based on estimated selling price. The Company recognizes product revenue from its systems upon shipment, installation revenue upon completed installation and revenue from maintenance contracts and license agreements ratably over the applicable periods, ranging from 12 to 36 months. Professional service contracts are billed based on time and materials at the contract rate as the services are rendered.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605 “Revenue Recognition” (Topic 605) and required entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605. We did not record an adjustment to opening accumulated deficit as of January 1, 2018 as the cumulative impact of adopting Topic 606 was not material. We adopted Topic 606 for Oblong Industries effective October 1, 2019 (the date of acquisition).

The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the year ended December 31, 2019 was not material as a result of applying Topic 606. For Oblong Industries, we recorded customer contract costs of $87,500 on the date of adoption. As of December 31, 2019, $101,500 of customer contract costs are recorded in prepaid expenses and other current assets. Deferred revenue as of December 31, 2019 totaled $1,901,000 as certain performance obligations were not satisfied as of this date. Deferred revenue as of December 31, 2018 totaled $43,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2019, the Company recorded $32,000 of revenue that was included in deferred revenue as of December 31, 2018. During the year ended December 31, 2018, the Company recorded $350,000 of revenue that was included in deferred revenue as of December 31, 2017. The Company disaggregates its revenue by geographic region. See Note 16 - Segment Reporting for more information.

Long-Lived Assets.  We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable as required by ASC Topic 360 “Property, Plant and Equipment.” For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. During 2019 and 2018, the Company recorded impairment charges of $41,000 and $0, respectively, primarily consisting of furniture, computer equipment, and network equipment no longer being utilized in the Company’s business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Capitalized Software Costs. The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350.40 “Intangible - Goodwill and Other - Internal-Use Software.” Capitalized software costs are included in “Property and Equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2019, we capitalized internal-use software costs of $0 and we amortized $241,000 of these costs. For the year ended December 31, 2018, we capitalized internal-use software costs of $265,000 and we amortized $372,000 of these costs. During the years ended December 31, 2019 and 2018, we recorded impairment losses of $22,000 and $138,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). As of December 31, 2019 and 2018, goodwill was $7,907,000 and $2,795,000, respectively. As of December 31, 2019, goodwill was comprised of (i) $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries and (ii) $541,000 related to the Glowpoint reporting unit as discussed below.

We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of each test date. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price (“VWAP”) of its stock as of each period end. Following the acquisition of Oblong Industries, the Company operated two reporting units, Glowpoint and Oblong Industries. As of each June 30, 2019 and December 31, 2019, we considered the declines in Glowpoint revenue and/or stock price to be triggering events for interim goodwill impairment tests. For the Glowpoint goodwill impairment test as of December 31, 2019, to determine the fair value of the reporting unit, we used an average of the discounted cash flow method and a market-based method (multiples of revenue for comparable companies).

For the Glowpoint reporting unit, we recorded goodwill impairment charges of $2,254,000 and $4,955,000 in the years ended December 31, 2019 and 2018, respectively, as the carrying amount of the reporting unit exceeded its fair value on the applicable test dates. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets total $12,572,000 as December 31, 2019 and include $12,200,000 related to the intangible assets recorded in connection with the acquisition of Oblong Industries. The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. Fair value of the intangible assets during 2019 has been determined using the relief from royalty methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each intangible asset and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying value of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company performed evaluations of intangible assets as of each quarter end during 2019 and determined that the fair value of the long-lived assets exceeded the carrying value, therefore no impairment charges were required for the year ended December 31, 2019. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.”

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies-Recently adopted accounting pronouncements” and “Recent accounting pronouncements not yet adopted” in Note 1 - Business Description and Significant Accounting Policies to our Consolidated Financial Statements for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of five directors. The current Board members include three independent directors, our chief executive officer and our chief technology officer. The core responsibility of our Board of Directors is to exercise its business judgment to act in what it reasonably believes to be in the best interests of the Company and its stockholders. Further, members of the Board fulfill their responsibilities consistent with their fiduciary duty to the stockholders, and in compliance with all applicable laws and regulations. The primary responsibilities of the Board include:

•	Oversight of management performance and assurance that stockholder interests are served;

•	Oversight of the Company’s business affairs and long-term strategy; and

•	Monitoring adherence to the Company’s standards and policies, including, among other things, policies governing internal controls over financial reporting.

Our Board of Directors met twelve times during the year ended December 31, 2019. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders. All of our directors attended the 2019 annual meeting of stockholders.

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

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (2)(3)	50	Director, Chairman of the Compensation Committee, Chairman of the Nominating Committee
Peter Holst	51	Chairman of the Board, President and Chief Executive Officer
James S. Lusk (1)(2)	64	Director, Chairman of the Audit Committee, Lead Independent Director
Richard Ramlall (1)(3)	64	Director
John Underkoffler	52	Director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

Biographies for Board of Directors

Jason Adelman, Director. Mr. Adelman joined our Board of Directors in July 2019. Mr. Adelman was appointed to the Board in connection with the Representations Agreement. Mr. Adelman is the Founder and Managing Member of Burnham Hill Capital Group, LLC, a privately held financial advisory firm, and serves as Managing Member of Cipher Capital Partners LLC, a private investment fund. Mr. Adelman also serves as a member of the board of directors of Trio-Tech International (NYSE American:TRT). Prior to founding Burnham Hill Capital Group, LLC in 2003, Mr. Adelman served as Managing Director of Investment Banking at H.C. Wainwright and Co., Inc. Mr. Adelman graduated from the University of Pennsylvania with a B.A. in Economics, cum laude, and from Cornell Law School with a J.D.

In considering Mr. Adelman as a director of the Company, the Board reviewed, among other qualifications, his experience and expertise in finance, accounting, banking and management based on his experience with Burnham Hill Capital Group LLC, Cipher Capital Partners LLC, and H. C. Wainwright & Co.

For more information regarding the Representations Agreement, see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Peter Holst, Chairman of the Board, President and Chief Executive Officer.  Prior to being named President and CEO in January 2013, Mr. Holst served had served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and as Chairman of the Board since July 2019. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc. (“Affinity”), a leading provider of public videoconferencing rooms and managed videoconferencing services, from June 1, 2008 until October 1, 2012, when the Company acquired Affinity. Prior to joining Affinity, Mr. Holst served as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

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

Richard Ramlall, Director. Mr. Ramlall joined our Board of Directors in July 2019. Mr. Ramlall was appointed to the Board in connection with the Representations Agreement. Mr. Ramlall is currently President and Principal of Ramlall Partners LLC, which provides investor relations, social media, financial and regulatory due diligence, business development, strategic planning, financial and regulatory due diligence, and public relations consulting to public and private organizations. Mr. Ramlall has developed and executed social media investor, marketing & customer acquisition strategy and programs and/or strategic advice compliant with SEC’s Reg FD for Internap Corporation (INAP); Primus telecommunications (PTGi); Livewire Mobile (LVWR); Evolving Systems (EVOL) and Concurrent Computer Corporation (CCUR), and used social media/PR programs as part of an M&A strategy to raise competitive awareness and interest from potential retail and other investors, customers and possible acquirers. Ramlall Partners is currently serving as a Senior Strategic Advisor to MOLQ Entertainment, a global streaming video app platform of independent films, programming, and TV Networks, in addition to a Senior Advisor to Inveeram International LLC, which offers financial institutions programs to comply with Regulatory requirements such as Anti-Money Laundering (AML); Know Your Customer (KYC), Customer Identification (CIP) and relevant Customer Due Diligence (CDD) related to Foreign Corrupt Practices Act (FCPA). Most recently, Mr. Ramlall served as the Vice President of Investor and Public Relations at Internap (NASDAQ:INAP) from January 2017 to January 2020. Internap is a leading technology provider of High Performance Data Center Services including Colocation, Managed, Hosting, Cloud and Network Services. From September 2013 to December 2016, through Ramlall Partners LLC, he provided investor relations, financial and regulatory due diligence and compliance, business development, strategic planning, and public relations consulting to public and private organizations in the financial, telecommunications and energy sectors. From November 2010 to August 2013, Mr. Ramlall served as Senior Vice President, Corporate Development and Chief Communications Officer of Primus Telecommunications Group, Incorporated (NYSE:PTGI). Before being successfully sold to various entities, Primus was a leading provider of advanced communication solutions, including broadband Internet, traditional and IP voice, data, mobile services, collocation, hosting, and outsourced managed services to business and residential customers in the United States, Canada and Australia. From March 2005 to August 2010, Mr. Ramlall served as Senior Vice President, Strategic External Affairs and Programming at RCN Corporation, the leading overbuilder broadband provider of video, data, and voice services to residential, business and commercial/carrier customers. Prior to joining RCN in March 2005, Mr. Ramlall served as Senior Managing Director and Executive Vice President of Spencer Trask Media and Communications Group, LLC (a division of New York-based venture capital firm Spencer Trask & Company) based in Reston, Virginia, from June 1999. From March 1997 to June 1999, Mr. Ramlall served as Vice President and Managing Director for Strategy, Marketing and International Government Affairs for Bechtel Telecommunications, a subsidiary of Bechtel Corporation. Prior to that, Mr. Ramlall was Executive Director for International Business Affairs for Bell Atlantic International and spent over 18 years at Bell Atlantic (now Verizon) including assignments in Product Management, Legal, Regulatory, Rates, Forecasting and Country Manager-Indian Subcontinent. Mr. Ramlall holds a B.S. in Business Administration and an M.G.A. (Technology Management) from the University of Maryland. Mr. Ramlall served on the Board of Evolving Systems (NASDAQ: EVOL), a provider of software solutions and services to the wireless, wireline and internet protocol (IP) carrier market, from 2008 until 2019.

In considering Mr. Ramlall as a director of the Company, the Board considered Mr. Ramlall’s 39 plus years of experience in the telecommunications/IT industry and more than 24 years of international business experience, as well as operational experience at a senior executive level, with particular emphasis on Indian operations. As Senior Vice President for Corporate Development and Chief Communications Officer at Primus, in addition to previous assignments, Mr. Ramlall was responsible for International Business Development, M&A, Investor Relations, Public Relations and Regulatory Affairs, bringing valuable investor and corporate governance expertise and experience to our Board and our management team. Mr. Ramlall has won more than 25 Business Communications awards and in March 2013 was recognized as one of the Top 25 Minority Business leaders in the Washington D.C. Metro Area.

For more information regarding the Representations Agreement, see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

John Underkoffler, Director. Mr. Underkoffler joined our Board of Directors in October 2019 in connection with the Oblong Industries Merger. Mr. Underkoffler served as the Company’s Chief Technology Officer from October 1, 2019 to May 1, 2020. Prior to this position, Mr. Underkoffler served as chair of Oblong Industries’ Board of Directors since 2006 and as its Chief Executive Officer since 2013. Mr. Underkoffler founded Oblong Industries in 2006. Oblong Industries’ technological and design trajectories build on fifteen years of foundational work at the MIT Media Lab, where in the 1980s and 1990s Mr. Underkoffler was responsible for innovations in real-time computer graphics systems, optical and electronic holography, large-scale visualization techniques, and the I/O Bulb and Luminous Room systems. He has been science and technology advisor to films including “Iron Man,” “Aeon Flux,” “The Hulk” (A. Lee), and “Minority Report.” Mr. Underkoffler's design of the gestural interface used by the Tom Cruise pre-forensic detective character in the latter film became one of the most widely influential fictional UIs in history. His 2010 TED talk and demo operated as definition and summary for the field of spatial computing. Mr. Underkoffler speaks worldwide on the central role of the human machine interface and the urgent need for its evolution; he is regarded one of the world's leading practitioner-experts in the UI field. He serves on the Board of Directors of the E14 Fund in Cambridge, MA; on the National Advisory Council of Cranbrook Academy in Bloomfield Hills, MI; and as a curator-at-large for New York’s Museum of Arts and Design. Mr. Underkoffler is the recipient of the 2015 Cooper Hewitt National Design Award and holds a PhD from the Massachusetts Institute of Technology.

In considering Mr. Underkoffler as a director of the Company, the Board reviewed his extensive knowledge and expertise in the visual collaboration industry, and the leadership he has shown in his position with Oblong.

Director Independence

Our Board of Directors has determined that each of our current directors, other than Mr. Holst and Mr. Underkoffler, qualifies as “independent” in accordance with the rules of the NYSE American. Because Mr. Holst is an employee of the Company, and Mr. Underkoffler has recently served as an employee of the Company, they do not qualify as independent.

The NYSE American independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NYSE American rules, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management, including each of the matters set forth under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.” below.

Board Committees

The Board has an audit committee, a compensation committee and a nominating committee, and may form special committees as is required from time to time. Each of the committees regularly report on their activities and actions to the full Board. The charters for the audit committee, the compensation committee, and the nominating committee are available on the Company’s website at www.oblong.com. The contents of our website are not incorporated by reference into this document for any purpose.

Audit Committee

The audit committee currently consists of Mr. Lusk (chair) and Mr. Ramlall. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the listing standards of NYSE American and the SEC rules governing audit committees and “financially literate” for purposes of applicable NYSE American listing standards. In addition, our Board of Directors has determined that each of Messrs. Lusk and Ramlall have the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2019.

Compensation Committee

Our compensation committee currently consists of Mr. Adelman (chair) and Mr. Lusk. Each member of the compensation committee meets the applicable independence requirements of the NYSE American. The compensation committee met two times during the year ended December 31, 2019.

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

Nominating Committee

Our nominating committee currently consists of Mr. Adelman (chair) and Mr. Ramlall. Each member of the nominating committee meets the independence requirements of the NYSE American. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met two times during the year ended December 31, 2019.

The nominating committee considers qualified candidates to serve as a member of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 25587 Conifer Road, Suite 105-231, Conifer, CO 80433. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

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

Contacting the Board of Directors

Any stockholder who desires to contact our Board of Directors, committees of the Board of Directors and individual directors may do so by writing to: Oblong, Inc., 25587 Conifer Road, Suite 105-231, Conifer, CO 80433, Attention: David Clark, Corporate Secretary. Mr. Clark will direct such communication to the appropriate persons.

Board Leadership Structure and Role in Risk Oversight

Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and has served as the Chairman of the Company’s Board of Directors since the resignation of our former Chairman of the Board, Mr. Patrick Lombardi, in July 2019. Mr. Lombardi served as the Chairman of the Company’s Board of Directors from April 2014 until July 2019.  Mr. Lombardi’s resignation was not a result of any disagreement with the Company regarding any matter relating to its operations, policies or practices.

The Board believes the combined role of Chairman and Chief Executive Officer promotes unified leadership and direction for the Company, which allows for a single, clear focus for management to execute the Company's strategy and business plans. As Chief Executive Officer, the Chairman is best suited to ensure that critical business issues are brought before the Board, which enhances the Board’s ability to develop and implement business strategies.

To ensure a strong and independent Board, as discussed herein, the Board has affirmatively determined that all directors of the Company, other than Messrs. Holst and Underkoffler, are independent within the meaning of the NYSE American listing standards currently in effect. Our Corporate Governance Guidelines provide that non-management directors shall meet in regular executive session without management present, and that Mr. Lusk, who serves as our lead independent director, shall act as the Chairman of such meetings. Additionally, Mr. Lusk actively participates in establishing and setting Board meeting agendas.

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

We have adopted a code of conduct and ethics, as amended effective October 12, 2015, that applies to all of our employees, directors and officers, including our Chief Executive Officer, Chief Financial Officer and our finance team. The full text of our code of conduct and ethics (as amended) is posted on our website at www.oblong.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 25587 Conifer Road, Suite 105-231, Conifer, CO 80433. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the national securities exchange on which the Company trades.

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 51, joined the Company in March 2013 as Chief Financial Officer (CFO) and leads our financial operations and investor relations, including financial planning and reporting, accounting, tax and treasury. Mr. Clark has more than 25 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark spent over eight years with Allos Therapeutics, a publicly traded biopharmaceutical company, serving from 2007 to 2012 as Vice President of Finance, Treasurer and acting CFO. While at Allos, Mr. Clark was responsible for oversight and management of all financial activities, including equity financings, strategic financial planning, and investor relations. Prior to Allos, Mr. Clark spent nearly four years with Seurat Company (formerly XOR Inc.), an e-commerce managed services company, serving most recently as CFO. Mr. Clark started his career and spent over seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Family Relationships

There are no family relationships between the officers and directors of the Company.

Legal Proceedings

During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2019, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis with the exception of the following:

•
Patrick Lombardi, a former director of the Company, failed to file on a timely basis a single Form 4 to report a single withholding transaction. The Form 4 was subsequently filed, and the Company is not aware of any failure by Mr. Lombardi to file a required form under Section 16 of the Exchange Act during 2019.

•
Kenneth Archer, a former director of the Company, failed to file on a timely basis a single Form 4 to report a single withholding transaction. The Form 4 was subsequently filed, and the Company is not aware of any failure by Mr. Archer to file a required form under Section 16 of the Exchange Act during 2019.

•
David Giangano, a former director of the Company, failed to file on a timely basis a single Form 4 to report a grant of restricted stock units and a related withholding transaction. The Form 4 was subsequently filed, and the Company is not aware of any failure by Mr. Giangano to file a required form under Section 16 of the Exchange Act during 2019.

•
John Underkoffler, a director of the Company, failed to file on a timely basis a Form 3. The Form 3 was subsequently filed, and the Company is not aware of any failure by Mr. Underkoffler to file a required form under Section 16 of the Exchange Act during 2019.

Item 11. Executive Compensation
Director Compensation

The Company’s director compensation plan provides that non-employee directors are entitled to receive annually: (i) a grant of 2,500 shares of Restricted Stock or RSUs (pro-rated as necessary for the period of service from the director’s date of appointment to the Board of Directors until the next annual meeting of stockholders); and (ii) a retainer fee of $20,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of Restricted Stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. Prior to the 1-for-10 reverse stock split of the Company’s issued and outstanding shares of Common Stock effective as of April 17, 2019 (the “2019 Reverse Stock Split”), the grant of shares of restricted stock or RSUs included in the director compensation plan was set at 25,000 shares. In addition, during 2019, the retainer fee included in the director compensation plan was revised from $25,000 to the current amount of $20,000. The annual equity grants to directors are made as of the date of the annual meeting of the Company’s stockholders. Grants of Restricted Stock or RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of the Company. Vested RSUs are settled in shares of Common

Stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the RSUs, (ii) a change in control (as defined in the award agreement) of the Company and (iii) the date of a director’s separation from service.

The Company also pays the chairman of its Board of Directors an additional cash payment of $20,000 per year, the chairperson of its audit committee an additional cash payment of $10,000 per year, each of the chairpersons of its compensation committee and nominating committee an additional cash payment of $5,000 per year, and each non-chair member of any standing committee an additional cash payment of $3,000 per year, in each case payable in equal quarterly installments in arrears. In addition, the Company may establish special committees of the Board from time to time and provide for additional retainers in connection therewith.

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2019. All compensation for Peter Holst, the Company’s Chairman, President and CEO, and John Underkoffler, the Company’s former Chief Technology Officer, during the year ended December 31, 2019 is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Jason Adelman	$13,375	None	$13,375
Kenneth Archer	$18,178	None	$18,178
David Giangano	$23,250	$2,500	$25,750
Patrick J. Lombardi	$26,440	None	$26,440
James S. Lusk	$38,399	None	$38,399
Richard Ramlall	$11,592	None	$11,592

(1) With the exception of Mr. Lusk, all non-employee directors only served on the Board for a portion of 2019. On July 19, 2019, Messrs. Archer and Lombardi resigned from the Board and Messrs. Adelman and Ramlall were appointed to the Board. On October 1, 2019, Mr. Giangano resigned from the Board.

(2) These amounts represent the aggregate grant date fair value for awards of restricted stock units for fiscal year 2019 computed in accordance with FASB ASC Topic 718.

As of December 31, 2019, Mr. Lusk has 10,000 outstanding vested stock options and 627 unvested restricted stock awards. In addition, as of December 31, 2019, 28,904 vested RSUs issued to Mr. Lusk remain outstanding due to the deferred payment provisions set forth in these RSU awards. No other equity awards are outstanding as of December 31, 2019 for the remaining non-employee directors.

Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2019 and 2018 the compensation awarded to, paid to, or earned by: Peter Holst, Chairman, President and CEO; David Clark, CFO, Treasurer and Secretary; and John Underkoffler, Director and Chief Technology Officer (CTO) (the “named executive officers”), as follows:

Name and Principal Positions	Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)		All Other Compensation ($)		Total ($)
Peter Holst	2019	199,875		212,500	43,668	(2)	10,970	(3)	467,013
Chairman, President and CEO	2018	199,875		171,602	463,238	(4)	10,770	(3)	845,485

David Clark	2019	225,133		119,295	13,974	(5)	10,790	(6)	369,192
CFO, Treasurer and Secretary	2018	225,133		63,500	137,968	(7)	10,152	(6)	436,753

John Underkoffler	2019	75,000	(8)	—	—		250		75,250
Director and CTO	2018	—		—	—		—		—

(1) These amounts represent the aggregate grant date fair value for awards of RSUs for 2018 and 2019, computed in accordance with FASB ASC Topic 718.
(2) Represents the grant date fair value of 33,334 performance-vested awards granted on January 28, 2019. These awards terminated without vesting on June 1, 2019 pursuant to their terms.
(3) Represents a matching contribution under the Company’s 401(k) Plan of $8,400 and $8,250 for 2019 and 2018, respectively, and $2,390 and $2,520 of parking reimbursement for 2019 and 2018, respectively.

(4) Represents the sum of the grant date fair values of the following awards: (i) 33,333 performance-vested RSUs granted on April 13, 2018 (the “April 2018 PVRSUs”), the terms of which are described below under “Grants of Performance-Vested Restricted Stock Units,” and (iii) 231,316 performance-vested RSUs granted on November 19, 2018 (the “November 2018 PVRSUs”), the terms of which are described below under “Grants of Performance-Vested Restricted Stock Units.” The grant date fair value of the April 2018 PVRSUs and the November 2018 PVRSUs is based upon achievement of 100% of the target performance. The number of RSUs shown herein have been adjusted for the 2019 Reverse Stock Split.

(5) Represents the grant date fair value of 10,667 performance-vested awards granted on January 28, 2019. These awards terminated without vesting on June 1, 2019 pursuant to their terms.
(6) Represents a matching contribution under the Company’s 401(k) Plan of $8,400 and $7,632 for 2019 and 2018, respectively, and $2,390 and $2,520 of parking reimbursement for 2019 and 2018, respectively.

(7) Represents the sum of the grant date fair value of the following awards: (i) 34,000 April 2018 PVRSUs, (ii) 11,667 time-based RSUs granted on April 13, 2018 with vesting scheduled for April 13, 2020 and (iii) 24,746 November 2018 PVRSUs. The grant date fair value of the April 2018 PVRSUs and the November 2018 PVRSUs is based upon achievement of 100% of the target performance. The number of RSUs shown herein have been adjusted for the 2019 Reverse Stock Split.

(8) Mr. Underkoffler joined the Company on October 1, 2019 and therefore the salary shown herein represents salary earned from October 1, 2019 through December 31, 2019. Mr. Underkoffler left the Company on May 1, 2020 effective immediately. Mr. Underkoffler’s annual salary was $300,000.

Grants of Performance-Vested Restricted Stock Units (“PVRSUs”)

April 2018 PVRSUs. The compensation committee of the Oblong board of directors granted April 2018 PVRSUs under the 2014 Equity Incentive Plan to Mr. Holst and Mr. Clark on April 13, 2018. Each PVRSU represented the right to receive a share of common stock if certain performance goals were achieved in a specified time period. Any earned PVRSUs were to vest at the end of the applicable measurement period. The performance measures for the April 2018 PVRSUs were Adjusted EBITDA (“AEBITDA”) and Revenue. AEBITDA is a non-GAAP financial measure that is reconciled to the most comparable GAAP financial measure for the relevant fiscal year in Item 7 of the Company’s Annual Report on Form 10-K on the year ended 2017. For the April 2018 PVRSUs granted to Mr. Holst, AEBITDA was weighted at 37.5% and Revenue was weighted at 62.5% for each of the measuring periods. For the April 2018 PVRSUs granted to Mr. Clark, AEBITDA was weighted at 62.5% and Revenue was weighted at 37.5% for each of the measuring periods. The April 2018 PVRSUs have a measuring period of calendar year 2018 for Mr. Holst and a measuring period of calendar year 2018 for 66% of Mr. Clark’s PVRSUs with the other 34% having a measuring period of calendar year 2019. The table below sets forth the threshold, target and maximum payout percentages that could have been earned by each named executive officer based on the threshold, target and maximum levels of AEBITDA and Revenue performance for each fiscal year as set forth below. The AEBITDA and Revenue performance for the measuring period of calendar year 2018 was determined to be achieved at 100% of Target and vesting for the April 2018 PVRSUs occurred during 2019.

	Vesting Percentage of Target PVRSUs	Adjusted EBITDA For Calendar Years 2018 & 2019	Revenue Calendar Years 2018 & 2019
Threshold	80%	95% of Target Amount	95% of Target Amount
Target	100%	Projected Calendar Year Adjusted EBITDA as set forth in the Annual Operating Plan	Projected Calendar Year Revenue as set forth in the Annual Operating Plan
Maximum	120%	120% of Target Amount	120% of Target Amount

November 2018 PVRSUs. On November 19, 2018, the compensation committee of the Board of Directors granted additional RSUs to certain officers, including the named executive officers, representing in the aggregate the right to receive up to 346,841 shares (adjusted for the 2019 Reverse Stock Split) of Common Stock (the “November 2018 PVRSUs”). The November 2018 PVRSUs held by the named executive officers terminated without vesting on June 1, 2019 pursuant to their terms.

Outstanding Equity Awards at 2019 Fiscal Year-End

The table set forth below presents the number and values of exercisable stock option awards and unvested RSUs held by the named executive officers at December 31, 2019:

		Option Awards			RSU Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Peter Holst	1/13/2013	87,500	$19.80	1/13/2023

David Clark	3/25/2013	10,000	$15.10	3/25/2023
	4/13/2018				11,667	(2)	$16,217
	4/13/2018				11,667	(3)	$16,217

(1) The market value of the stock awards is based on the $1.39 closing market price of the Company’s common stock on December 31, 2019.
(2) Represents the number of April 2018 PVRSUs that would vest under the terms of these awards based upon achievement of 100% of the target performance.
(3) Represents an award of time-based RSUs, scheduled to vest on April 13, 2020.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2018 and 2019 eligible employees may defer up to 80% of their salary each year, and the Company matched 50% of an employee’s contributions on the first 4% of the employee’s salary for 2017 and through February 28, 2018. Effective March 1, 2018, the Company matched 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

Peter Holst Employment Agreement.

On January 13, 2013, the Board appointed Peter Holst as the Company’s President and Chief Executive Officer, and as a member of the Board. In connection with his appointment, the Company entered into an employment agreement with Mr. Holst, which was subsequently amended and restated as of January 28, 2016 and as of July 19, 2019 (as amended and restated, the “Holst Employment Agreement”). Pursuant to the Holst Employment Agreement, Mr. Holst receives an annual base salary of $199,875 and is eligible to receive an annual incentive bonus equal to 100% of his base salary, at the discretion of the compensation committee of the Board based on meeting certain financial and non-financial goals.

Under the terms of the Holst Employment Agreement, if Mr. Holst’s employment is terminated outside of a “change in control” (as defined in the Holst Employment Agreement) (i) by the Company without “cause” or by Mr. Holst for “good reason” (as such terms are defined therein) or (ii) as a result of the expiration of the term of the Holst Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•	12 months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•	100% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•	100% accelerated vesting of Mr. Holst’s then-unvested shares of restricted stock and RSUs; and

•
payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of 12 months.

In addition to the above payments and benefits, in the event that Mr. Holst’s employment is terminated during the 18-month period following a “change in control” (i) by the Company without “cause” or by Mr. Holst for “good reason” or (ii) as a result of the expiration of the term of the Holst Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•	24 months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•	100% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•	a pro-rated portion of his maximum annual target bonus for the calendar year in which the effective date of termination occurs;

•	80% accelerated vesting of Mr. Holst’s then-unvested shares of restricted stock and RSUs; and

•
payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of 12 months.

In consideration of the payments and benefits under the Holst Employment Agreement, Mr. Holst is restricted from engaging in competitive activities for 12 months after the termination of his employment, as well as prohibited from soliciting the Company’s clients and employees and from disclosing the Company’s confidential information.

The Holst Employment Agreement contains a “best after-tax benefit” provision, which provides that, to the extent that any amounts payable under the Holst Employment Agreement would be subject to the federal tax levied on certain “excess parachute payments” under Section 4999 of the Code, the Company will either pay Mr. Holst the full amount due under the Holst Employment Agreement or, alternatively, reduce his payments to the extent that no Section 4999 excise tax would be due, whichever provides the highest net after-tax benefit to Mr. Holst.

David Clark Employment Agreement.

On March 25, 2013, the Company entered into an employment agreement with David Clark in connection with his appointment as Chief Financial Officer of the Company, which was subsequently amended and restated on July 19, 2019 (as amended and restated, the “Clark Employment Agreement”). Pursuant to the Clark Employment Agreement, Mr. Clark receives an annual base salary of $225,133 and is eligible to receive an annual incentive bonus equal to 50% of his base salary, at the discretion of the compensation committee of the Board, based on meeting certain financial and non-financial goals.

Under the terms of the Clark Employment Agreement, if Mr. Clark’s employment is terminated outside of a “change in control” (as defined in the Clark Employment Agreement) (i) by the Company without “cause” or by Mr. Clark with or without “good reason” (as such terms are defined therein) or (ii) as a result of the expiration of the term of the Clark Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•	Six months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•	50% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•	a pro-rated portion of his maximum annual target bonus for the calendar year in which the effective date of termination occurs;

•	100% accelerated vesting of Mr. Clark’s then-unvested shares of restricted stock and RSUs; and

•
payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Clark and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of six months.

In addition to the above payments and benefits, in the event that Mr. Clark’s employment is terminated during the 18-month period following a “change in control” by the Company without “cause” or by Mr. Clark for “good reason,” then he will also be entitled to receive (i) increased severance equal to 18 months’ base salary, (ii) 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs, and (iii) extended payment (or reimbursement) of the COBRA premiums for 12 months. In such event, Mr. Clark will be entitled to receive 80% accelerated vesting of his then-unvested shares of restricted stock and RSUs.

In consideration of the payments and benefits under the Clark Employment Agreement, Mr. Clark is restricted from engaging in competitive activities for six months after the termination of his employment, as well as prohibited from soliciting the Company’s clients and employees and from disclosing the Company’s confidential information.

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

In accordance with the terms of the 2007 Stock Incentive Plan and 2014 Equity Incentive Plan, upon a Change in Control or Corporate Transaction, as each such term is defined in such Plans, all shares of restricted stock, restricted stock units and all unvested options immediately vest. No Named Executive Officer is entitled to accelerated vesting in connection with Voluntary Resignation, retirement, disability or a termination for cause. In accordance with the terms of the 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise provisions of awards under such plan in the event of certain change in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners of the Company’s Stock
The following table sets forth information regarding the beneficial ownership of our capital stock as of May 15, 2020 by each of the following:

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

The amounts and percentages in the table below are based on shares issued and outstanding as of May 11, 2020, including (i) 5,211,500 shares of Common Stock, (ii) 44.8 shares of Series A-2 Convertible Preferred Stock (15,555 shares of Common Stock on an as-converted basis), and (iii) 325 shares of Series C Convertible Preferred Stock (108,333 shares of Common Stock on an as-converted basis), but exclude the (y) 1,734,901 issued and outstanding shares of Series D Preferred Stock (which are convertible into 17,349,010 shares of Common Stock), and (z) 131,579 issued and outstanding shares of Series E Preferred Stock (which are convertible into 1,315,790 shares of Common Stock), the conversion of which is subject to certain conditions precedent as discussed further in this Annual Report. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	413,491	(3)	8%
David Clark	66,932	(4)	1%
John Underkoffler	—	(5)	—%
Jason Adelman	496,000	(6)	9%
James S. Lusk	43,406	(7)	1%
Richard Ramlall	632	(8)	—%
All directors and executive officers as a group (6 people)	1,020,461		19%

Greater than 5% Owners:
Norman H. Pessin 366 Madison Avenue, 14th Floor, New York, NY 10017	402,004	(9)	8%
Sandra F. Pessin 366 Madison Avenue, 14th Floor, New York, NY 10017	250,453	(9)	5%

(1) Unless otherwise noted, the address of each person listed is c/o Oblong, Inc., 25587 Conifer Road, Suite 105-231, Conifer, CO 80433.
(2) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(3) Includes 325,991 shares of Common Stock and 87,500 shares of Common Stock subject to stock options presently exercisable.
(4) Includes 33,598 shares of Common Stock, 10,000 shares of Common Stock subject to stock options presently exercisable and 23,334 of RSUs that are expected to vest within 60 days of March 31, 2020.
(5) Excludes 1,024,030 shares of Common Stock issuable upon the conversion of 102,403 shares of Series D Preferred Stock held by Mr. Underkoffler (constituting 6% of such class of Series D Preferred Stock and 4% of our Common Stock assuming the conversion of the Series D Preferred Stock and Series E Preferred Stock upon NYSE American approval of a new listing application). Upon the conversion of these shares of Series D Preferred Stock and Series E Preferred Stock, the directors, director nominees and executive officers shown in the table above would own 2,044,491 shares of Common Stock (constituting 9% of our Common Stock) as a group (assuming the conversion of the Series D Preferred Stock and Series E Preferred Stock). Effective as of May 1, 2020, Mr. Underkoffler no longer serves as an officer of the Company but remains a member of its Board of Directors.

(6) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on April 23, 2020. Mr. Adelman beneficially owns 496,000 shares of Common Stock, of which 419,500 shares are held directly by Mr. Adelman and 76,500 shares are held in a retirement plan.

(7) Based on ownership information from the Form 4 filed by Mr. Lusk with the SEC on May 31, 2018. Amount includes 10,000 shares of Common Stock subject to stock options presently exercisable and 28,904 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(8) Based on ownership information from the Form 3 filed by Mr. Ramlall with the SEC on July 26, 2019. Includes 632 shares of Common Stock.
(9) Based on ownership information from an amendment to Schedule 13D filed on September 23, 2019.

Change of Control

As discussed under Note 13 - Preferred Stock to our consolidated financial statements included in this Report, the Company’s (i) 1,736,626 issued and outstanding shares of Series D Preferred Stock are convertible into 17,349,010 shares of our Common Stock, and (ii) 131,579 issued and outstanding shares of Series E Preferred Stock are convertible into 1,315,790 shares of our Common Stock, in each case following receipt of all required authorizations and approvals from the NYSE American (or any such other exchange upon which the Company’s securities are then listed for trading) for the listing of the Common Stock underlying such preferred stock and the continued listing of the Company following such conversion. The 18,664,800 total shares of Common Stock issuable upon conversion of the Series D and Series E Preferred Stock will constitute approximately 78% of our issued and outstanding shares of Common Stock following such conversion, and may therefore be deemed to constitute a change of control of the Company for certain purposes, including under the NYSE American Company Guide. Notwithstanding the above, the Company does not expect to incur any payments under any of its outstanding employment agreements as a result of any such change of control.

Equity Compensation Plan Information

See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities--Securities Authorized for Issuance under Equity Compensation Plans” for information concerning our equity compensation plans as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, below we describe transactions since January 1, 2019 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Representations Agreement

On July 19, 2019, the Company entered into a Representation Agreement (the “Representation Agreement”) with certain stockholders of the Company comprised of Jason Adelman, Cass Adelman and certain of their affiliates (collectively, the “Stockholders”) regarding the nomination of Jason Adelman and Richard Ramlall to the Board of Directors of the Company in July 2019 and related matters. The Representation Agreement provides that, among other things, the Company will recommend, support and solicit proxies at the Company’s 2019 Annual Meeting of Stockholders for the re-election of Jason Adelman and Richard Ramlall together with three other directors selected by the Board. The Representation Agreement contains customary covenants of the Company regarding the nomination of Jason Adelman and Richard Ramlall to the Board and customary standstill obligations of the Stockholders. The Representation Agreement will terminate on the earlier to occur of the date of the 2020 Annual Meeting of the Company’s stockholders or the one year anniversary of the 2019 Annual Meeting of the Company’s stockholders.

This description of the Representations Agreement is qualified in its entirety by the complete copy of the Representations Agreement attached to the Current Report on Form 8-K filed by the Company with the SEC on July 25, 2019.

Oblong Merger Agreement

On October 1, 2019, the Company closed its acquisition of all outstanding equity interests of Oblong Industries, pursuant to the terms of the Oblong Merger Agreement discussed in this Annual Report. Under the terms of the Merger Agreement, among other things, the Company agreed to appoint John Underkoffler to the Board of Directors, to hold office until his successor has been duly elected or appointed and qualified or until his earlier death, resignation or removal in accordance with the Company Charter and the Company’s bylaws

Policy on Future Related Party Transactions

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s written Code of Business Conduct and Ethics.

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP (“EisnerAmper”) as the independent registered public accounting firm for the audit of the consolidated financial statements of the Company and its subsidiaries for the fiscal years ending December 31, 2019 and 2018. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the fiscal year ending December 31, 2019, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $344,480 for professional services for the audit of our annual consolidated financial statements for the 2019 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2019 fiscal year. EisnerAmper billed us $191,200 for professional services for the audit of our annual consolidated financial statements for the 2018 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2018 fiscal year.

Audit-Related Fees

EisnerAmper billed us $16,640 in the 2018 fiscal year for due diligence services related to the failed merger with SharedLabs. EisnerAmper did not bill us in 2019 for any professional services rendered for audit-related items.

Tax Fees

EisnerAmper did not bill us in the 2019 and 2018 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

EisnerAmper did not bill us in the 2019 and 2018 fiscal years for any other products or services other than the audit and audit-related fees described above.

Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2019 and 2018 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

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
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012, and incorporated herein by reference).

2.2†
Agreement and Plan of Merger, dated December 20, 2018, by and among the Registrant, Glowpoint Merger Sub, Inc. and SharedLabs, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2018, and incorporated herein by reference).

2.3
Mutual Termination Agreement, dated April 28, 2019, by and among the Registrant, Glowpoint Merger Sub Inc., and SharedLabs, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2019, and incorporated herein by reference).

2.4†
Agreement and Plan of Merger, dated September 12, 2019, by and among the Registrant, Oblong Industries, Inc. and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2019, and incorporated herein by reference).

2.5
Amendment to Agreement and Plan of Merger, dated October 1, 2019, by and among the Registrant, Oblong Industries, Inc. and Glowpoint Merger Sub II, Inc. (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation (filed as Appendix D to View Tech, Inc.’s Registration Statement on Form S-4 (File No. 333-95145) filed with the SEC on January 21, 2000, and incorporated herein by reference).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Wire One Technologies, Inc. changing its name to “Glowpoint, Inc.” (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2004, and incorporated herein by reference).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant increasing its authorized common stock to 150,000,000 shares from 100,000,000 shares (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007, and incorporated herein by reference).

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant effecting a one-for-four reverse stock split of the common stock of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011, and incorporated herein by reference).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant effecting a one-for-ten reverse stock split of the common stock of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, and incorporated herein by reference).

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, changing its name to “Oblong, Inc.” (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2020, and incorporated herein by reference).

3.7	Amended and Restated By-laws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2011, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 6, 2007, and incorporated herein by reference).
4.2
Certificate of Designations, Preferences and Rights of Series D Preferred Stock (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2007, and incorporated herein by reference).

4.3
Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock of the Registrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2009, and incorporated herein by reference).

4.4
Certificate of Designations, Preferences and Rights of Perpetual Series B Preferred Stock of the Registrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2010, and incorporated herein by reference).

4.5
Certificate of Designations, Preferences and Rights of Perpetual Series B-1 Preferred Stock of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

4.6
Warrant to Purchase Shares of Common Stock, by and between the Registrant and Super G Capital, LLC, dated July 31, 2017 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

4.7
Certificate of Designations of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2017, and incorporated herein by reference).

4.8
Certificate of Designations of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2018, and incorporated herein by reference).

4.9
Certificate of Designations of the 6.0% Series D Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

4.10
Certificate of Designations of the 6.0% Series E Convertible Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

4.11
Warrant to Purchase Shares of Common Stock, by and between the Registrant and Silicon Valley Bank, dated October 1, 2019 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.1#	Glowpoint, Inc. 2000 Stock Incentive Plan (filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2000, and incorporated herein by reference).
10.2#
Glowpoint, Inc. 2007 Stock Incentive Plan, as amended through June 1, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2011, and incorporated herein by reference).

10.3#	Form of Stock Option Award Agreement (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.4#	Form of Restricted Stock Award Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2012, and incorporated herein by reference).
10.5#	Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).
10.6#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.7#
2015 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.8#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

10.9#
2016 Form of Performance-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).

10.10#
Form of Time-Vested Restricted Stock Unit Agreement (Executive Officers) (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.11#
Form of Time-Vested Restricted Stock Unit Agreement (Employees) (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).

10.12#	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, and incorporated herein by reference).
10.13#	Form of Director Restricted Stock Unit Agreement (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2015, and incorporated herein by reference).
10.14
Registration Rights Agreement, dated August 9, 2013, by and between the Registrant and GP Investment Holdings, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2013, and incorporated herein by reference).

10.15#
Severance and Release Agreement between the Registrant and Scott Zumbahlen, dated February 9, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2015, and incorporated herein by reference).

10.16#
Severance and Release Agreement by and between the Registrant and Gary Iles dated June 10, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2016, and incorporated herein by reference).

10.17#	Form of Retention Bonus Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016, and incorporated herein by reference).

10.18#
Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2014, and incorporated herein by reference).

10.19
Business Financing Agreement, by and among the Registrant, GP Communications, LLC and Western Alliance Bank, dated July 31, 2017 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.20
Business Loan and Security Agreement, by and among the Registrant and Super G Capital, LLC, dated July 31, 2017 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2017, and incorporated herein by reference).

10.21
Form of Securities Purchase Agreement, dated October 23, 2017 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2017, and incorporated herein by reference).

10.22
Form of Securities Purchase Agreement, dated January 22, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2017, and incorporated herein by reference).

10.23
Business Financing Modification Agreement, by and among the Registrant, GP Communications, LLC and Western Alliance Bank, dated January 18, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2018, and incorporated herein by reference).

10.24
Business Financing Modification Agreement, by and among the Registrant, GP Communications, LLC and Western Alliance Bank, dated March 5, 2018 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2018, and incorporated herein by reference).

10.25#
First Amendment to the Glowpoint, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2018, and incorporated herein by reference).

10.26
Representation Agreement, dated July 19, 2019, by and among the Registrant and the Stockholders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.27#
Second Amended and Restated Employment Agreement, by and between the Registrant and Peter Holst, dated July 19, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.28#
Amended and Restated Employment Agreement, by and between the Registrant and David Clark, dated July 19, 2019 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019, and incorporated herein by reference).

10.29
Series E Preferred Stock Purchase Agreement, dated October 1, 2019, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.30
Registration Rights Agreement, dated October 1, 2019, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.31
Second Amended and Restated Loan and Security Agreement, dated October 1, 2019, by and among the Registrant, Oblong Industries, Inc., and Silicon Valley Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

10.32#	Glowpoint, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2019, and incorporated herein by reference).
10.33
Promissory Note, dated April 10, 2020, by the Registrant in favor of MidFirst Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2020, and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

May 15, 2020

OBLONG, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 15th day of May 2020 in the capacities indicated.

/s/ Peter Holst	Chairman of the Board, President and Chief Executive Officer
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Jason Adelman	Director
Jason Adelman

/s/ Richard Ramlall	Director
Richard Ramlall

/s/ John Underkoffler	Director
John Underkoffler

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oblong, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oblong, Inc. formerly Glowpoint, Inc. (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses and expects to continue to incur losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842 - Leases.

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

EISNERAMPER LLP
Iselin, New Jersey
May 15, 2020

OBLONG, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$4,602	$2,007
Accounts receivable, net	2,543	1,371
Inventory	1,816	—
Prepaid expenses and other current assets	965	547
Total current assets	9,926	3,925
Property and equipment, net	1,316	728
Goodwill	7,907	2,795
Intangibles, net	12,572	499
Operating lease, right-of-use assets	3,117	—
Other assets	71	15
Total assets	$34,909	$7,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of debt discount	$2,664	$—
Accounts payable	647	222
Deferred revenue	1,901	43
Operating lease liabilities, current	1,294	—
Accrued expenses and other liabilities	1,752	867
Total current liabilities	8,258	1,132
Long-term liabilities:
Long-term debt, net of current portion and net of debt discount	2,843	—
Operating lease liabilities, non-current	2,020	—
Other long-term liabilities	3	—
Total long-term liabilities	4,866	—
Total liabilities	13,124	1,132
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 32 shares issued and outstanding and liquidation preference of $237 at December 31, 2019 and $308 at December 31, 2018	—	—
Preferred stock Series B, convertible; $.0001 par value; $1,000 stated value; 2,800 shares authorized, no shares issued and outstanding and liquidation preference of $0 at December 31, 2019 and 75 shares issued and outstanding and liquidation preference of $75 at December 31, 2018	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 475 shares issued and outstanding and liquidation preference of $475 at December 31, 2019 and 525 shares issued and outstanding and liquidation preference of $525 at December 31, 2018	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, 1,734,901 shares issued and outstanding and liquidation preference of $49,445 at December 31, 2019 and none at December 31, 2018	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, 131,579 shares issued and outstanding and liquidation preference of $3,750 at December 31, 2019 and none at December 31, 2018	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,266,800 shares issued and 5,161,500 outstanding at December 31, 2019 and 5,113,700 shares issued and 4,981,200 outstanding at December 31, 2018	1	1
Treasury stock, 105,300 and 132,500 shares at December 31, 2019 and 2018, respectively	(165)	(496)
Additional paid-in capital	207,383	184,998
Accumulated deficit	(185,434)	(177,673)
Total stockholders’ equity	21,785	6,830
Total liabilities and stockholders’ equity	$34,909	$7,962

See accompanying notes to consolidated financial statements.

OBLONG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenues	$12,827	$12,557
Cost of revenues (exclusive of depreciation and amortization)	7,427	7,598
Gross profit	5,400	4,959
Operating expenses:
Research and development	2,023	921
Sales and marketing	1,936	319
General and administrative	5,377	4,611
Impairment charges	2,317	5,093
Depreciation and amortization	1,321	755
Total operating expenses	12,974	11,699
Loss from operations	(7,574)	(6,740)
Interest and other (income) expense:
Interest expense and other, net	97	311
Gain on extinguishment of debt	—	(165)
Amortization of debt discount	90	269
Interest and other (income) expense, net	187	415
Loss before income taxes	(7,761)	(7,155)
Income tax expense	—	13
Net loss	$(7,761)	$(7,168)
Preferred stock dividends	27	12
Net loss attributable to common stockholders	$(7,788)	$(7,180)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(1.52)	$(1.50)

Weighted-average number of common shares:
Basic and diluted	5,108	4,795

See accompanying notes to consolidated financial statements.

OBLONG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2, Series B, Series C, Series D and Series E Preferred Stock)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	32	$—	450	$—	—	$—	—	$—	—	$—	4,516	$1	65	$(352)	$183,118	$(170,505)	$12,262
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,168)	(7,168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	365	—	365
Issuance of preferred stock	—	—	—	—	1,750	—	—	—	—	—	—	—	—	—	1,527	—	1,527
Preferred stock conversion	—	—	(375)	—	(1,225)	—	—	—	—	—	542	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	—	—	56	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	68	(144)	—	—	(144)
Balance at December 31, 2018	32	—	75	—	525	—	—	—	—	—	5,114	1	133	(496)	184,998	(177,673)	6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,761)	(7,761)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110	—	110
Issuance of preferred stock in merger	—	—	—	—	—	—	1,736,626	—	—	—	—	—	—	—	18,862	—	18,862
Forfeiture of preferred stock	—	—	—	—	—	—	(1.725)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(75)	—	(50)	—	—	—	—	—	44	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	—	—	109	—	(76)	382	(382)	—	—
Proceeds from Series E equity offering	—	—	—	—	—	—	—	—	131,579	—	—	—	—	—	3,750	—	3,750
Repurchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	48	(51)	—		(51)
Issuance of warrants to purchase common stock in connection with long term debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	72	—	72
Balance at December 31, 2019	32	$—	—	$—	475	$—	1,734,901	$—	131,579	$—	5,267	$1	105	$(165)	$207,383	$(185,434)	$21,785

See accompanying notes to consolidated financial statements.

OBLONG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from Operating Activities (Net of business combinations):
Net loss	$(7,761)	$(7,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321	755
Bad debt expense	11	9
Amortization of debt discount	90	269
Gain on debt extinguishment	—	(165)
Stock-based compensation	110	365
Impairment charges on property & equipment	63	138
Impairment charges on goodwill	2,254	4,955
Changes in assets and liabilities:
Accounts receivable	780	(160)
Inventory	19	—
Prepaid expenses and other current assets	301	168
Other assets	495	(7)
Accounts payable	129	(115)
Deferred revenue	(373)	—
Accrued expenses and other liabilities	(692)	(199)
Net cash used in operating activities	(3,253)	(1,155)
Cash flows from Investing Activities:
Cash acquired through Oblong Industries merger	2,194	—
Purchases of property and equipment	(45)	(335)
Net cash provided by (used in) investing activities	2,149	(335)
Cash flows from Financing Activities:
Principal payments under borrowing arrangements	—	(1,832)
Proceeds from Series C preferred stock, net of expenses of $223	—	1,527
Proceeds from Series E preferred stock	3,750	—
Purchase of treasury stock	(51)	(144)
Net cash provided by (used in) financing activities	3,699	(449)
Increase (decrease) in cash and cash equivalents	2,595	(1,939)
Cash at beginning of year	2,007	3,946
Cash at end of year	$4,602	$2,007

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$105	$318

Non-cash investing and financing activities:
Issuance of common stock warrant	$72	$—
Issuance of Series D stock for acquisition of Oblong Industries	$18,862	$—
Accrued preferred stock dividends	$27	$12
Issuance of common stock for vested restricted stock units	$382	$—

See accompanying notes to consolidated financial statements.

OBLONG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Description and Significant Accounting Policies

Business Description

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”). On March 6, 2020, Glowpoint changed its name to Oblong, Inc.

On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interest of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”); see further discussion in Note 3 - Oblong Industries Acquisition.

Principles of Consolidation

The consolidated financial statements include the accounts of Oblong and our 100%-owned subsidiaries (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, (ii) Oblong Industries, Inc., and (iii) the following subsidiaries of Oblong Industries: Oblong Industries Europe, S.L. and Oblong Europe Limited. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Segments

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately during the fourth quarter of 2019 and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business which mainly consists of managed services for video collaboration and network and 2) the Oblong Industries business which consists of products and services for visual collaboration technologies. See Note 16 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment, and intangible assets, the inputs used in the fair value of equity based awards as well as the values ascribed to assets acquired and liabilities assumed in the business combination.

Restricted Cash

As of December 31, 2019, our cash balance of $4,602,000 included restricted cash of $93,000. The restricted cash pertains to a letter of credit that serves as the security deposit for our lease of office space in Munich, Germany (as discussed in Note 17 - Commitments and Contingencies), and is secured by an equal amount of cash pledged as collateral, and such cash is held in a restricted bank account.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $19,000 and $8,000 at December 31, 2019 and 2018, respectively.

Inventory

Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, as well as inventory used for trade shows. These items are recorded as a contra-asset, and totaled $261,000 as of December 31, 2019.

Fair Value of Financial Instruments

The Company considers its cash, accounts receivable, accounts payable and debt obligations to meet the definition of financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximated their fair value due to the short maturities of these instruments. The carrying amounts of our debt obligations (see Note 10 - Debt) approximate their fair values, which are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The fair value of the Super G warrant liability during 2018 (see Note 10 - Debt) was considered to be Level 3 in the fair value hierarchy and was estimated using an option pricing model. The warrant was canceled during 2018.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606.
The Company recognizes revenue using the five-step model as prescribed by Topic 606:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the distinct performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies a performance obligation.
Glowpoint’s managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. Our network services are offered to our customers on a monthly subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. The impact to sales and marketing expense for the year ended December 31, 2018 was not material as a result of applying Topic 606. Deferred revenue as of December 31, 2019 totaled $1,901,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2019, the Company recorded $32,000 of revenue that was included in deferred revenue as of December 31, 2018. During the year ended December 31, 2018, the Company recorded $350,000 of revenue that was included in deferred revenue as of December 31, 2017. The Company disaggregates its revenue by geographic region. See Note 16 - Segment Reporting for more information.
Oblong’s visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Professional services are contracts with specific customers for software development, visual design, interaction design, engineering, and project support. These contracts vary in length, and revenue is recognized over time as services are rendered. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Upon adoption of Topic 606, Oblong was not required to adjust its revenue recognition methodology, as recognition was deemed to be in-line with the five-step model. As of October 1, 2019, deferred revenue totaled $2,231,000; and the Company recognized $352,000 of revenue in the three months ended December 31, 2019 that was included in deferred revenue as of October 1, 2019. Additionally, the Company capitalized costs $87,500 as of October 1, 2019 (including sales representative commission payments) associated with obtaining revenue contracts, in accordance with ASC Subtopic 340.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2019 and 2018, we included taxes of $390,000 and $440,000, respectively, in revenue and we included taxes of $390,000 and $446,000, respectively, in cost of revenue.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company assesses the impairment of long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of fixed assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, then the related assets will be written down to fair value. This fair value is then compared with the carrying value of each intangible asset. If the carrying amount of the intangible asset is greater than its implied fair value, an impairment in the amount of the excess is recognized and charged to operations. There were no related impairments during the years ended December 31, 2019 and 2018.

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). See Note 7 - Goodwill and Note 8 - Intangible Assets) for further discussion.

Capitalized Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. All software development costs have been appropriately accounted for as required by ASC Topic 350-40 “Intangible – Goodwill and Other – Internal-Use Software.” Capitalized software costs are included in “Property and equipment” on our consolidated balance sheets and are amortized over three to four years. Software costs that do not meet capitalization criteria are expensed as incurred. For the year ended December 31, 2019, we capitalized internal-use software costs of $0 and we amortized $241,000 of these costs. For the year ended December 31, 2018, we capitalized internal-use software costs of $265,000 and we amortized $372,000 of these costs. During the years ended December 31, 2019 and 2018, we recorded impairment losses of $22,000 and $138,000, respectively, for certain discrete projects that were abandoned. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes.

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

Stock-based Compensation

Stock-based awards have been accounted for as required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718 stock-based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. The Company accounts for forfeitures when they occur.

Research and Development

Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services.

Treasury Stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares and any difference is recorded in additional paid in capital, on a first-in first-out basis. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Leases

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

The new lease standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings). For leases that qualify as short-term leases, the Company has elected to not apply the balance sheet recognition requirements of Topic 842, and instead we recognize the lease payments in the consolidated statement of operations on a straight-line basis over the lease term.

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

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. This is net of a reclass of deferred rent to the right-of-use assets. On October 1, 2019 (the closing date of the acquisition of Oblong Industries), the Company recognized ROU assets and lease liabilities for Oblong Industries of approximately $3,376,000 and $3,578,000, respectively, using an estimated incremental borrowing rate of 6.00%. The ROU assets and lease liabilities as of December 31, 2019 are recorded on the Company’s consolidated balance sheet. See Note 17 - Commitments and Contingencies for further discussion.

Stock Compensation

In June 2018 the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718).” The guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Effective January 1, 2019, we adopted this guidance which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Credit Losses

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2 - Liquidity and Going Concern

As of December 31, 2019, we had $4,602,000 of cash and $5,609,000 of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement. The SVB Loan Agreement provides that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021 (the “Maturity Date”). Prior to April 1, 2020, SVB (i) indicated its agreement via e-mail to defer the monthly principal payment of $291,500 and a prior deferral fee of $100,000 that were each due on April 1, 2020 and (ii) verbally agreed to defer the monthly principal payment of $291,500 that was due on May 1, 2020, in each case to June 1, 2020.  Failure to make these payments will constitute an event of default under the SVB Loan Agreement. However, the Company and SVB are currently in negotiations to restructure the SVB Loan Agreement, though there can be no assurance that the Company and SVB will be able to reach any agreement. In April 2020, we received cash proceeds from a loan for $2,416,600 (the “PPP Loan”) from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act (see Note 21 - Subsequent Events). The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to achieve certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries and also expect to reduce the Company’s operating expenses in the future as compared to its annualized operating expenses for the three months ended December 31, 2019. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to restructure the SVB Loan

Agreement and raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3 - Oblong Industries Acquisition

On October 1, 2019, the Company closed its acquisition of Oblong Industries, Inc., a Delaware corporation (“Oblong Industries” and, such transaction, the “Acquisition”). The Acquisition was consummated through the merger of Glowpoint Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), with and into Oblong Industries on the Closing Date, with Oblong Industries continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. On the Closing Date, (i) the shares of common and preferred stock of Oblong Industries issued and outstanding immediately prior to the effective time of the Acquisition were converted into an aggregate of 1,686,659 shares of the Company’s 6.0% Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”); (ii) all options to purchase shares of Oblong’s common stock held by previously terminated employees of Oblong Industries were assumed by the Company and deemed, in the aggregate, to constitute options to acquire a total of 107,845 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), at a volume weighted average exercise price of $4.92 per share and a remaining exercise period of one year; and (iii) all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong were canceled and exchanged for an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), which are subject to vesting over a two-year period following the Closing Date.

Each share of Series D Preferred Stock is automatically convertible into a number of shares of Common Stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the completion of both i) approval of such conversion by the Company’s stockholders (which occurred on December 19, 2019) and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American. Upon such conversion, the Series D Preferred Stock (including shares of Restricted Series D Preferred Stock) will convert into an aggregate of 17,349,010 shares of common stock. Following their conversion to common stock, shares of Restricted Series D Preferred Stock will remain subject to their vesting conditions.

The Acquisition was accounted for in accordance with FASB Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) as a business combination, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price and the fair value of the assets acquired and liabilities assumed were based on management estimates and values with assistance from an outside appraisal. Pursuant to ASC 805, the purchase price of $18,862,000 was measured as the fair value of the consideration exchanged in the Acquisition as follows:

Series D Preferred Stock (1,686,659 shares at $11.15 per share)	$18,811,000
Value of common stock options issued (107,845 at $0.47 per option)	51,000
Total purchase price	$18,862,000

The value per share of the Series D Preferred Stock was determined using an equity allocation method using the Company’s publicly traded common stock as the basis, with use of an option pricing model for determination of the value per share of the Series D Preferred Stock in the event conversion to common stock does not occur. On October 1, 2019, the closing sale price of our common stock was $1.00 per share as reported on the NYSE American. The value of the 107,845 common stock options was determined using the Black-Scholes method, with the following weighted-average assumptions: (i) exercise price of $4.92, (ii) risk-free interest rate of 1.5%, (iii) expected volatility of 217% and (iv) expected term of one year. The value of the Restricted Series D Preferred Stock was not included in the purchase price given the vesting requirements post combination. Therefore, the Company recorded stock-based compensation expense in the post combination period over the vesting period of these awards.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Closing Date (in thousands):

Cash	$2,194
Accounts receivable	1,962
Prepaid expenses and other current assets	719
Inventory	1,835
Property and equipment	1,221
Operating lease, right-of-use assets	3,376
Trade names	2,410
Distributor relationships	310
Developed technology	10,060
Other assets	194
Total assets acquired at fair value	$24,281

Accounts payable	$(296)
Operating lease liabilities	(3,578)
Deferred revenue	(2,231)
Debt	(5,509)
Other liabilities	(1,171)
Total liabilities assumed	$(12,785)

Net assets acquired	$11,496

The purchase price exceeded the fair value of the net assets acquired by $7,366,000, which was recorded as goodwill.

The accompanying consolidated financial statements do not include any revenues or expenses related to the Oblong Industries business on or prior to October 1, 2019 (the Closing Date of the Acquisition). A total of $468,000 of acquisition costs were expensed and included in General and Administrative expenses in the accompanying Statement of Operations for the year ended December 31, 2019.

The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted accordingly.

The consolidated statement of operations for the year ended December 31, 2019 includes $3,167,000 of revenue and net loss of $3,360,000 related to Oblong Industries for the period from October 1, 2019 through December 31, 2019. The Company's unaudited pro forma results for the years ended December 31, 2019 and 2018 are summarized in the table below, assuming the Acquisition had occurred on January 1, 2018 (in thousands). These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2018, nor to be indicative of future results of operations. These pro forma results include pro forma adjustments of $1,393,000 and $1,880,000 for the years ended December 31, 2019 and 2018, respectively, related to the incremental amortization of Oblong Industries’ intangible assets recorded in connection with the Acquisition.

	Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2018)
	Year Ended December 31,
	2019	2018
Revenue
Glowpoint	$9,660	$12,557
Oblong Industries	15,926	17,249
Total revenue	$25,586	$29,806
Net loss
Glowpoint	$4,401	$7,168
Oblong Industries	15,795	19,734
Pro forma net loss	$20,196	$26,902

Note 4 - Inventory

Inventory was $1,816,000 as of December 31, 2019, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to the Oblong Industries business. Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, as well as inventory used for trade shows. These items are recorded as a contra-asset, and totaled $261,000 as of December 31, 2019.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Other prepaid expenses	$548	$292
Other current assets	209	—
Prepaid software licenses	208	—
Prepaid insurance	—	255
Prepaid expenses and other current assets	$965	$547

Note 6 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018	Estimated Useful Life
Network equipment and software	$6,081	$6,858	3 to 5 Years
Computer equipment and software	3,100	2,354	3 to 5 Years
Office furniture and equipment	297	164	3 to 10 Years
Leasehold improvements	112	63	(*)
	9,590	9,439
Accumulated depreciation and amortization	(8,274)	(8,711)
Property and equipment, net	$1,316	$728
(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

In connection with the acquisition of Oblong Industries, the Company recorded $1,221,000 of property and equipment on October 1, 2019. Related depreciation and amortization expense for the consolidated entities was $614,000 and $628,000 for the years ended December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, the Company recorded asset impairment charges on property and equipment of $63,000 and $138,000, which pertained primarily to assets no longer used in the business. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. During the year ended December 31, 2019, the Company disposed of fixed assets of $1,115,000, and the corresponding accumulated depreciation of $1,052,000, which resulted in a loss on disposal of $63,000.

Note 7 - Goodwill

As of December 31, 2019 and 2018, goodwill was $7,907,000 and $2,795,000, respectively. As of December 31, 2019, goodwill was comprised of (i) $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries and (ii) $541,000 related to the Glowpoint reporting unit as discussed below.

We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Prior to the acquisition of Oblong Industries on October 1, 2019, Glowpoint operated as a single reporting unit and used its market capitalization to determine the fair value of the reporting unit as of each test date. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price (“VWAP”) of its stock as of each period end. Following the acquisition of Oblong Industries, the Company operated two reporting units, Glowpoint and Oblong Industries. As of each June 30, 2019 and December 31, 2019, we considered the declines in Glowpoint revenue and/or stock price to be triggering events for interim goodwill impairment tests. For the Glowpoint goodwill impairment test as of December 31, 2019, to determine the fair value of the reporting unit, we used an average of the discounted cash flow method and a market-based method (multiples of revenue for comparable companies).

For the Glowpoint reporting unit, we recorded goodwill impairment charges of $2,254,000 and $4,955,000 in the years ended December 31, 2019 and 2018, respectively, as the carrying amount of the reporting unit exceeded its fair value on the applicable test dates. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations. The activity in goodwill during the years ended December 31, 2019 and 2018 is shown in the following table ($ in thousands):

Goodwill	Glowpoint	Oblong Industries	Total
Balance 1/1/2018	$7,750	$—	$7,750
Impairment	(4,955)	—	(4,955)
Balance 12/31/2018	2,795	—	2,795
Impairment	(2,254)	—	(2,254)
Acquisition	—	7,366	7,366
Balance 12/31/2019	$541	$7,366	$7,907

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 8 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Glowpoint
Customer Relationships	$4,335	$(4,335)	$—	$4,335	$(4,335)	$—
Affiliate network	994	(666)	328	994	(597)	397
Trademarks	548	(504)	44	548	(446)	102
Subtotal	5,877	(5,505)	372	5,877	(5,378)	499

Oblong Industries
Developed technology	10,060	(504)	9,556	—	—	—
Trade names	2,410	(60)	2,350	—	—	—
Distributor relationships	310	(16)	294	—	—	—
Subtotal	12,780	(580)	12,200	—	—	—
Total	$18,657	$(6,085)	$12,572	$5,877	$(5,378)	$499

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. The weighted average lives for the components of intangible assets are as follows:

Glowpoint
Affiliate network	12 Years
Trademarks	8 Years

Oblong Industries
Developed technology	5 Years
Trade names	10 Years
Distributor relationships	5 Years

Related amortization expense was $707,000 and $127,000 for the years ended December 31, 2019 and 2018, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2020	$2,429
2021	2,386
2022	2,386
2023	2,386
2024	1,850
Thereafter	1,135
Total	$12,572

Note 9 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation costs	$810	$189
Other accrued expenses and liabilities	843	193
Accrued dividends on Series A-2 Preferred Stock	99	71
Other liabilities	—	—
Accrued professional fees	—	246
Accrued sales taxes and regulatory fees	—	168
Accrued expenses and other liabilities	$1,752	$867

Note 10 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2019	2018
Loan obligations	$5,609	$—
Unamortized debt discounts	(102)	—
Net carrying value	5,507	—
Less: current maturities, net of debt discount	(2,664)	—
Long-term obligations, net of current maturities and debt discount	$2,843	$—

Silicon Valley Bank Loan Agreement and Warrant

On October 1, 2019, in connection with the Acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and SVB, as lender, executed an amendment to the SVB Loan Agreement. On October 24, 2019, GP Communications joined the SVB Loan Agreement as an additional co-borrower. The SVB Loan Agreement provides for a term loan facility of approximately $5,247,000, (the “Loan”), all of which is outstanding at December 31, 2019. The SVB Loan Agreement provides that interest-only payments will be due through March 31, 2020, after which interest payments and equal monthly principal payments of $291,500 will be payable in order to fully repay the Loan as of September 1, 2021 (the “Maturity Date”). The Loan accrues interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 6.75% as of December 31, 2019).

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”) and ii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model, with the following weighted-average assumptions: (i) risk-free interest rate of 1.5%, (iii) expected volatility of 143% and (iv) expected term of ten years. The total obligations under the SVB Loan Agreement are $5,609,000, which are comprised of $5,247,000 for the term loan, the Deferral Fee and the Maturity Fee of $262,000 that was assumed on October 1, 2019 as part of the acquisition. The Deferral Fee, the fair value of the SVB Warrant, and $20,000 of debt issuance costs totaled $192,000 and was recorded as a discount to the debt. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt.  During the year ended December 31, 2019, the Company amortized $90,000 of the debt discount, which is recorded in “Interest and Other Expense, Net” on our Consolidated Statements of Operations. The remaining unamortized debt discount as of December 31, 2019 is $102,000.

The obligations under the SVB Loan Agreement are secured by substantially all of the assets of Oblong and its subsidiaries. The SVB Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to dispose of any portion of its business or property, engage in certain material changes to its business, enter into a merger, incur additional debt or make guarantees, make distributions or create liens or other encumbrances, or enter into related party transactions outside of the ordinary course of business. The SVB Loan Agreement also contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and the Company’s de-listing from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, the outstanding obligations under the SVB Loan Agreement may be accelerated and become immediately due and payable. As of December 31, 2019, the Company was in compliance with all debt covenants of the SVB Loan Agreement.

Western Alliance Bank Business Financing Agreement and Super G Loan Agreement and Warrant

On July 31, 2017, the Company entered into a Business Financing Agreement with Western Alliance Bank, as lender (the “Western Alliance Bank Loan Agreement”). The Western Alliance Bank Loan Agreement provided the Company with up to a total of $1,500,000 of revolving loans (the “A/R Revolver”). During the year ended December 31, 2018, the Company made total principal payments of $800,000 on the A/R Revolver. On May 8, 2018, the Company terminated the Western Alliance Bank Loan Agreement. As of December 31, 2018, there are no outstanding obligations related to the Western Alliance Bank Loan Agreement.

On July 31, 2017, the Company and GP Communications entered into a Business Loan and Security Agreement with Super G Capital, LLC (“Super G”), as lender (the “Super G Loan Agreement”) and received a term loan from Super G in an amount equal to $1,100,000 (the “Super G Loan”). On July 31, 2017, the Company also issued a warrant that entitled Super G to purchase 550,000 shares of the Company’s Common Stock, at an exercise price of $3.00 per share (the “Super G Warrant”). On January 26, 2018, the Company and Super G entered into a payoff letter that terminated the Super G Loan Agreement and the Super G Warrant in exchange for total cash payments from the Company of $1,269,000 (the “Super G Payoff”). The total obligations to Super G at the time of the Super G Payoff was $1,434,000, including $1,032,000 of principal, accrued and remaining interest due over the term of the Super G Loan, and the Super G Warrant Liability. Therefore, the Company recorded a gain on extinguishment of the debt of $165,000, which is recorded in “Interest and Other Expense, Net” on our Consolidated Statements of Operations. In connection with the Super G Payoff, the related warrant liability and corresponding debt discount were eliminated during the year ended December 31, 2018. As of December 31, 2018, there are no outstanding obligations related to the Super G Loan.

The total debt discount on the Western Alliance Bank A/R Revolver and Super G Loan was $339,000, comprised of $174,000 of debt issuance costs and $165,000 related to the Super G Warrant. This debt discount was being amortized to interest expense using the effective interest method over the term of the debt. During the year ended December 31, 2018, the Company amortized $70,000 of the debt discount, which is recorded in “Interest and Other Expense, Net” on our Consolidated Statements of Operations. As of December 31, 2018, there was no remaining unamortized debt discount related to these loans.

Note 11 - Reverse Stock Split

On April 17, 2019, the Company filed an amendment to its certificate of incorporation that effected a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not affect the number of authorized shares of the Company’s common stock or the par value of a share of the Company’s common stock. Proportionate adjustments were made to the per share exercise or conversion price and the number of shares issuable upon the exercise or conversion of all outstanding options and other convertible or exchangeable securities, including issued and outstanding shares of the Company’s convertible preferred stock. All shares of common stock, as well as the per share exercise or conversion price and the number of shares issuable upon the exercise or conversion of all outstanding options and other convertible or exchangeable securities, including issued and outstanding shares of the Company’s convertible preferred stock, presented in this Report have been retroactively adjusted to give effect to this Reverse Stock Split.

Note 12 - Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock. Under the Company’s Stock Repurchase Program, repurchases of Common Stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the Common Stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares and may be suspended, modified, or terminated at any time. During the year ended December 31, 2019, the Company repurchased 23 shares of Common Stock at an aggregate cost of $30, including commissions and fees. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of December 31, 2019, the Company had $673,000 remaining under the Stock Repurchase Program.

Note 13 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of December 31, 2019, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 32 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (“Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of 0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) authorized and 475 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding; (vii) 1,750,000 shares of Series D Preferred Stock authorized and 1,734,901 shares issued and outstanding; and (viii) 175,000 shares of 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorized and 131,579 shares issued and outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of December 31, 2019. Therefore, each share of Series A-2 Preferred Stock is convertible into 347 shares of common stock as of December 31, 2019. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock and Series C-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2019 and 2018, the Company has recorded $99,000 and $82,000, respectively, in accrued dividends on the accompanying Consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

Series B Preferred Stock

In October 2017 the Company sold 2,800 shares of its Series B Preferred Stock. The shares of Series B Preferred Stock were sold at a price equal to their stated value of $1,000 per share and were convertible into shares of the Company’s common stock at a conversion price of $2.80 per share. During the years ended December 31, 2019 and 2018, 75 and 375 shares of Series B Preferred Stock were converted to 26,786 and 133,929 shares of the Company’s common stock, respectively. As of December 31, 2019, no shares of Series B Preferred Stock remain issued and outstanding.

Series C Preferred Stock

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The net proceeds to us from the sale of our securities in this offering were $1,527,000 after deducting offering expenses paid by us (the “Series C Offering”). During the years ended December 31, 2019 and 2018, 50 and 1,225 shares of Series C Preferred Stock were converted to 16,667 and 408,333 shares of the Company’s common stock, respectively. As of December 31, 2019, 475 shares of Series C Preferred Stock remain issued and outstanding. As of the filing of this Report, there are 325 shares, or $325,000 of stated value, of Series C Preferred Stock outstanding. See Note 21 - Subsequent Events for more information.

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
In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $21.60 conversion price of the Series A-2 Preferred Stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $11.16 fair value of the common stock on the issuance date of the Series A-2 Preferred Stock.
Series D Preferred Stock

In connection with the Acquisition (see Note 3 - Oblong Industries Acquisition), the Company issued an aggregate of 1,686,659 shares of Series D Preferred Stock and an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), the latter of which are subject to vesting over a two-year period following the Closing Date of the Acquisition. Each share of Series D Preferred Stock is automatically convertible into a number of shares of the Company’s common stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the completion of both (i) approval of such conversion by the Company’s stockholders (which occurred on December 19, 2019); and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American.

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D Preferred Stock will be increased by the amount of such dividend payment. As of December 31, 2019, no dividends have been accrued.

Series E Preferred Stock

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the investors party thereto, who, prior to the closing of the Acquisition, were stockholders of Oblong Industries (the “Purchasers”), relating to the offer and sale by the Company in a private placement (the “Offering”) of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share. At an initial closing on October 1, 2019 and a subsequent closing on December 18, 2019, the Company sold a total of 131,579 shares of Series E Preferred Stock for net proceeds of approximately $3,750,000. The 131,579 shares of Series E Preferred Stock issued by the Company in the Series E Financing have an aggregate Accrued Value of $3,750,000 and upon their conversion will convert at a conversion price of $2.85 per share into 1,315,790 common shares. Like the Series D Preferred Stock, each share of Series E Preferred Stock is automatically convertible into common stock upon the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American.

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2020 or December 18, 2020, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series E Preferred Stock will be increased by the amount of such dividend payment. As of December 31, 2019, no dividends have been accrued.

In connection with the Purchase Agreement, the Company executed a Registration Rights Agreement, dated October 1, 2019 (the “Rights Agreement”). Pursuant to the Rights Agreement, among other things, the Company has provided the Purchasers with certain rights to require it to file and maintain the effectiveness of a registration statement with respect to the re-sale of shares of Common Stock underlying the shares of Series D Preferred Stock issued in the Oblong Transaction and Series E Preferred Stock sold in the Series E Financing.

If the Series D and Series E Preferred Stock had been converted to common stock as of December 31, 2019, 17,349,010 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 5,161,500 to 23,826,300. Both the Series D and Series E Preferred Stock remain outstanding as of December 31, 2019 and as of the filing of this Report. The Company intends to file a new listing application with the NYSE American as soon as possible upon satisfying the initial listing standards. Among other requirements, these standards require the Company to have at least $15 million of non-affiliate public float, which, under the Company’s current financial situation, may be difficult or impossible for the Company to satisfy.

Note 14 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaces the Glowpoint, Inc. 2014 Equity Incentive Plan (the “Prior Plan”), which was adopted by the Company’s Board of Directors on April 22, 2014, and subsequently approved by the Company’s stockholders. Following approval of the 2019 Plan, the Company terminated the Prior Plan and may no longer make grants under the Prior Plan; however, any outstanding equity awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan. As of the termination of the Prior Plan, 421,000 shares of the Company’s Common Stock remained available for issuance under the Prior Plan. As of December 31, 2019, 23,334 restricted stock units were outstanding under the Prior Plan. As of December 31, 2019, the share pool available for new grants under the 2019 Plan is 3,021,000, which is equal to the sum of (i) 2,600,000 shares of the Company’s Common Stock and (ii) the 421,000 shares of the Company’s Common Stock that remained available for issuance under the Prior Plan. No equity awards were granted under the 2019 Plan during the year ended December 31, 2019.

2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2019, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

For the years ended December 31, 2019 and 2018, other than the options granted to certain former holders of options to purchase shares of Oblong’s common stock, for which no stock-based compensation was recorded as discussed below, no stock options were granted. A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2019 and 2018 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2017	120,200	$19.90	120,200	$19.90
Expired	(1,000)	22.10
Forfeited	(1,197)	16.80
Options outstanding, December 31, 2018	118,003	19.90	118,003	19.90
Exchanged for Oblong Industries stock options	107,845	4.92
Expired	(440)	16.48
Forfeited	(10,063)	23.20
Options outstanding and exercisable, December 31, 2019	215,345	$12.27	215,345	$12.27

Additional information as of December 31, 2019 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	110,345	0.81	$5.01
$10.01 – $20.00	97,500	3.06	19.32
$20.01 – $30.00	2,500	2.44	21.80
$30.01 – $40.00	5,000	2.20	30.20
	215,345	1.88	$12.27

In connection with the Acquisition, all options to purchase shares of Oblong’s common stock held by previously terminated employees of Oblong Industries were assumed by the Company and deemed, in the aggregate, to constitute options to acquire a total of 107,845 shares of the Company’s common stock, at a volume weighted average exercise price of $4.92 per share and a remaining exercise period of one year. No stock-based compensation expense was recorded in the year ended December 31, 2019 for these stock options as the value for these options was recorded as part of the consideration of the Acquisition given that these options were issued to terminated employees.
The remaining unrecognized stock-based compensation expense for stock option awards at December 31, 2019 was $0.
The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at December 31, 2019 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the years ended December 31, 2019 and 2018, is presented below:

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2017	34,100	$10.60
Vested	(22,780)	8.40
Unvested restricted stock outstanding, December 31, 2018	11,320	14.88
Vested	(1,372)	15.72
Forfeited	(9,321)	14.70
Unvested restricted stock outstanding, December 31, 2019	627	$15.80

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	—	1
General and administrative	3	14
	$3	$15

There is no unrecognized stock-based compensation expense for restricted stock awards at December 31, 2019.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2019 and 2018, is presented below:

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2017	175,200	$5.70
Granted	487,800	1.70
Vested	(55,400)	7.50
Forfeited	(104,082)	4.30
Unvested restricted stock units outstanding, December 31, 2018	503,518	1.94
Granted	55,479	1.30
Vested	(114,505)	3.05
Forfeited	(421,158)	1.54
Unvested restricted stock units outstanding, December 31, 2019	23,334	$2.20

As of December 31, 2019, 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs. As of December 31, 2019, there were 11,667 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of December 31, 2019, there were 11,667 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

The number of restricted stock units vested during the year ended December 31, 2019 includes 55,800 shares withheld and repurchased by the Company on behalf of employees to satisfy $58,000 of tax obligations relating to the vesting of such shares. Such shares are held in the Company’s treasury stock as of December 31, 2019.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$10	$43
Research and development	12	50
Sales and marketing	—	7
General and administrative	52	250
	$74	$350

The remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2019 was $3,200 and relates to time-based awards with a remaining weighted average period of 0.28 years.

There was no tax benefit recognized for stock-based compensation expense for the years ended December 31, 2019 and 2018. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Series D Preferred Stock

In connection with the Acquisition, all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong Industries were canceled and exchanged for an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), which are subject to vesting over a two-year period following the Closing Date.

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$17	$—
Sales and marketing	6	—
General and administrative	10	—
	$33	$—

During the year ended December 31, 2019, 1,725 shares of Restricted Series D Preferred Stock were forfeited and 48,242 shares were outstanding as of December 31, 2019. The remaining unrecognized stock-based compensation expense for Restricted Series D Preferred Stock at December 31, 2019 was $524,000.

Note 15 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2019 and 2018, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss per share).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2019	2018
Net loss	$(7,761)	$(7,168)
Less: preferred stock dividends	27	12
Net loss attributable to common stockholders	$(7,788)	$(7,180)
Basic and diluted net loss per share	$(1.52)	$(1.50)

The weighted-average number of shares for the years ended December 31, 2019 and 2018 includes 28,904 and 988,000 shares, respectively, of vested RSUs, as discussed in Note 14 - Stock Based Compensation.
The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Unvested restricted stock units	23,334	503,500
Outstanding stock options	215,345	118,300
Unvested restricted stock awards	627	11,300
Shares of common stock issuable upon conversion of Series A-2 preferred stock	10,978	11,000
Shares of common stock issuable upon conversion of Series B preferred stock	—	26,800
Shares of common stock issuable upon conversion of Series C preferred stock	158,333	175,000
Shares of common stock issuable upon conversion of Series D preferred stock	17,349,010	—
Shares of common stock issuable upon conversion of Series E preferred stock	1,315,790	—
Warrants	72,394	—

Note 16 - Segment Reporting

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately during the fourth quarter of 2019 and involve different products and services. Accordingly, the Company currently operates in two segments: (1) the Glowpoint (now named Oblong) business which mainly consists of managed services for video collaboration and network applications; and (2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019. Certain information concerning the Company’s segments for the year ended December 31, 2019 is presented in the following tables (in thousands):

	For the Year Ended December 31, 2019
	Glowpoint	Oblong Industries	Total
Revenue	$9,660	$3,167	$12,827
Cost of revenues	6,269	1,158	7,427
Gross profit	$3,391	$2,009	$5,400
Gross profit %	35%	63%	42%

Allocated operating expenses	$6,835	$5,183	$12,018
Unallocated operating expenses	—	—	956
Total operating expenses	$6,835	$5,183	$12,974

Loss from operations	$(3,444)	$(3,173)	$(7,574)
Interest and other expense, net	—	—	(187)
Loss before income taxes	$(3,444)	$(3,173)	$(7,761)

	As of December 31, 2019
Total assets	$5,942	$28,967	$34,909
Unallocated operating expenses include costs during the fourth quarter of 2019 (after the October 1, 2019 acquisition date) that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.
For the years ended December 31, 2019 and 2018, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$9,096	$8,423
Foreign	3,731	4,134
	$12,827	$12,557
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year Ended December 31,
	2019	% of Revenue	2018	% of Revenue
Revenue: Glowpoint
Video collaboration services	$5,566	43%	$7,589	60%
Network services	3,860	30%	4,351	35%
Professional and other services	234	2%	617	5%
Total Glowpoint revenue	$9,660	75%	$12,557	100%

Revenue: Oblong
Visual collaboration product offerings	$2,180	17%	$—	—%
Professional services	709	6%	—	—%
Licensing	278	2%	—	—%
Total Oblong Industries revenue	$3,167	25%	$—	—%
Total revenue	$12,827	100%	$12,557	100%
Glowpoint’s fixed assets were 100% located in domestic markets during both years ended December 31, 2019 and 2018. Oblong Industries’ long-lived assets were located 83% in domestic and 17% in foreign markets for the year ended December 31, 2019.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Year Ended December 31,
		2019	2018
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	20%	25%
Customer B	Glowpoint	18%	21%
Concentration of accounts receivable was as follows:

		December 31, 2019	December 31, 2018
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Glowpoint	12%	54%
Customer B	Glowpoint	*	*
Customer C	Oblong Industries	18%	*
Customer D	Oblong Industries	16%	*
* The amount did not exceed 10% of the Company’s consolidated total accounts receivable.

Note 17 - Commitments and Contingencies

Operating Leases

We lease office and warehouse space in Los Angeles, California; Boston, Massachusetts; Atlanta, Georgia; Dallas, Texas; Los Altos, California; Herndon, Virginia; and Munich, Germany. These leases expire between October 2020 and 2023. Lease expense for the years ended December 31, 2019 and 2018 were $580,000 and $297,000, respectively.

The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2023. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to four years and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company's leases do not provide a readily determinable implicit rate, the Company uses the incremental borrowing rate at lease commencement, which was determined using a portfolio approach, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the implicit rate when a rate is readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to these leases continue to be expensed as incurred.

The following provides balance sheet information related to leases as of December 31, 2019 (in thousands):

December 31, 2019
Assets
Operating lease, right-of-use assets	$3,117

Liabilities
Operating lease liabilities, current	$1,294
Operating lease liabilities, non-current	2,020
Total operating lease liabilities	$3,314

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
2020	$1,403
2021	1,221
2022	785
2023	136
Total cash payments remaining	$3,545
Effect of discounting	(231)
Total lease liability	$3,314

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. On October 1, 2019 (the closing date of the acquisition of Oblong Industries), the Company recognized ROU assets and lease liabilities for Oblong Industries of approximately $3,376,000 and $3,578,000, respectively, using an estimated incremental borrowing rate of 6.00%. The ROU assets and lease liabilities as of December 31, 2019 are recorded on the Company’s consolidated balance sheet.

Series A-2 Preferred Stock

As discussed herein, on October 1, 2019, the Company closed its merger with Oblong Industries, in connection with which it became a co-borrower under the SVB Loan Agreement. The holder (the “Holder”) of the Company’s Series A-2 Preferred Stock is granted pre-approval rights over certain corporate actions under the Certificate of Designations governing the terms of the Series A-2 Preferred Stock. Following the Company’s execution of the SVB Loan Agreement, the Holder informed the Company to assert that the Company’s execution of the SVB Loan Agreement without his consent contravened these pre-approval rights. The Company has not accrued any liabilities for this matter as of December 31, 2019. As of the filing of this Report, there has been no further update regarding this matter.

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted. As discussed in Note 21, an existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020 due to COVID-19. These services accounted for $0.7 million, or 13%, of the Company’s revenue for the fourth quarter of 2019. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows.

Note 18 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2019	2018
United States	$(7,882)	$(7,155)
Foreign	121	—
Total	$(7,761)	$(7,155)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
Foreign	—
State	—	13
	—	13

Deferred:
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax expense	$—	$13

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2019 and 2018 as shown in the following table (in thousands):

	Year Ended December 31,
	2019	2018
U.S. federal income taxes at the statutory rate	$(1,630)	$(1,503)
State taxes, net of federal effects	(130)	(69)
Permanent differences	21	38
UK Anti-Hybrid expense addback	397	—
Stock-based compensation	30	84
Transaction costs	74	93
Goodwill impairment	473	840
Change in state apportionment rate	(406)	550
Change in valuation allowance	1,421	(20)
Research and development credit	(136)	—
Foreign rate differential	8	—
Other	(122)	—
Income tax expense	$—	$13

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 is presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Tax benefit of operating loss carry forward - Federal	$30,377	$8,088
Tax benefit of operating loss carry forward - State	9,985	—
Accrued expenses	83	57
Deferred revenue	522	—
Stock-based compensation	671	701
Fixed assets	320	(37)
Goodwill	236	292
Intangible amortization	—	50
R&D credit	2,700	—
Texas margin tax temporary credit	186	209
Other	126	10
Total deferred tax assets	$45,206	$9,370

Deferred tax liabilities:
Inventory	$(61)	$—
Intangible amortization	(3,287)	—
Total deferred tax liabilities	$(3,348)	$—

Valuation allowance	(41,858)	(9,370)
Net deferred tax liability	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2019 is an increase of $32,488,000. The change in valuation allowance for the year ended December 31, 2018 was a decrease of $20,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. During 2013, we determined that an “ownership change” had occurred in 2013 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended) which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $1,900,000 of tax benefit associated with the NOL carryforwards. If additional ownership changes occur in the future, the use of the net operating loss carryforwards could be subject to further limitation (see additional note below). At December 31, 2018, we had federal net operating loss carryforwards of $34,788,000 available to offset future federal taxable income which expire in various amounts from 2019 through 2037. At December 31, 2019, we had federal net operating loss carryforwards of $138,876,000 available to offset future federal taxable income which expire in various amounts from 2020 through 2037. As of December 31, 2019, the Company also has various state net operating loss carryforwards of $141,210,000. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

On October 1, 2019 the Company acquired the stock of Oblong Industries that resulted in Oblong Industries' shareholders now owning 75% of the Company. Therefore, an “ownership change” is deemed to have been incurred during 2019 (as defined under Section 382 of the Internal Revenue Code of 1986, as amended), which places an additional annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. The Section 382 study to determine the annual limitation is still on-going.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019 and 2018.

The federal and state tax returns for the 2016 and subsequent years are currently open.

Note 19 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2019 and 2018 were $74,000 and $81,000, respectively.

Note 20 - Related Party Transactions

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement with the investors party thereto, who, prior to the closing of the Acquisition, were stockholders of Oblong Industries, relating to the offer and sale by the Company in a private placement (the “Offering”) of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share (see further discussion in Note 13 - Preferred Stock).

In connection with its execution of the SVB Loan Agreement (see further discussion in Note 10 - Debt), the Company i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”), ii) agreed to pay SVB a fee on the Maturity Date of $262,000 (the “Maturity Fee”) and iii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model.

Note 21 - Subsequent Events

Series C Preferred Stock

During March 2020, 150 shares of Series C Preferred Stock were converted to 50,000 shares of the Company’s common stock. As of the filing of this Report, 325 shares, or $325,000 of stated value, of Series C Preferred Stock remain issued and outstanding.

Series A-2 Preferred Stock

In January 2020, the Company converted $99,000 of accrued dividends on the Series A-2 Preferred Stock to 13.1524 shares of Series A-2 Preferred Stock.

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,416,600 in aggregate loan proceeds (the “Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date. Following the deferral period, the Company will be required to make payments of principal plus interest accrued under the Loan to the Lender in 18 monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the Note outstanding following the deferral period and taking into consideration any portion of the Loan that is forgiven prior to that time. The Loan is unsecured and guaranteed by the U.S. Small Business Administration.

The Company may apply to the Lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the eight-week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this eight-week period may reduce the amount of the Loan eligible for forgiveness. There is no guarantee that the Company will receive forgiveness for any fixed amount of any Loan principal received by the Company.

The Note provides for customary events of default including, among other things, failure to make any payment when due, cross-defaults under any loan documents with the Lender, certain cross-defaults under agreements with third parties, inaccuracy of representations and warranties, events of dissolution or insolvency, certain change of control events, and material adverse changes in the Company’s financial condition. If an event of default occurs, the Lender will have the right to accelerate indebtedness under the Loan and/or pursue other remedies available to the Lender at law or in equity.

Suspension of Services by Major Customer

An existing major customer of Oblong Industries suspended certain professional services we provide to this customer effective April 30, 2020 due to the novel Coronavirus (COVID-19). These services accounted for $0.7 million of the Company’s revenue during the fourth quarter and year ended December 31, 2019, which represented 13% and 6% of the Company’s revenue for these periods, respectively. These services were not related to the Company’s Mezzanine product and service offering. It is uncertain whether this customer will resume these services later in 2020 or in the future.

SVB Loan Agreement

The SVB Loan Agreement provides that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments will be payable in order to fully repay the loan by September 1, 2021 (the “Maturity Date”). Prior to April 1, 2020, SVB (i) indicated its agreement via e-mail to defer the monthly principal payment of $291,500 and a prior deferral fee of $100,000 that were each due on April 1, 2020 and (ii) verbally agreed to defer the monthly principal payment of $291,500 that was due on May 1, 2020, in each case to June 1, 2020.  Failure to make these payments will constitute an event of default under the SVB Loan Agreement. However, the Company and SVB are currently in negotiations to restructure the SVB Loan Agreement, though there can be no assurance that the Company and SVB will be able to reach any agreement.