Form 10-K/A
period 2019-12-31
Oblong, Inc.
filed 2020-05-28
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Oblong, Inc., a Delaware corporation (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2020 (the “2019 Annual Report”). The Company is filing this Amendment to amend the 2019 Annual Report solely to include, prior to Part I of the 2019 Annual Report, the disclosure set forth under “Reliance on Securities and Exchange Commission Order” below regarding the Company’s reliance upon the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as superseded by the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), to delay the filing of the 2019 Annual Report due to circumstances related to the coronavirus pandemic.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the 2019 Annual Report, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the 2019 Annual Report and with our other filings made with the SEC subsequent to the filing of the 2019 Annual Report.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

On March 30, 2020, the Company filed a Current Report on Form 8-K (the “March 30 Form 8-K”) indicating its intention to rely on the Order to delay the filing of the 2019 Annual Report due to circumstances related to the coronavirus pandemic. As stated in the March 30 Form 8-K, the coronavirus pandemic resulted in travel limitations, limited access to the Company’s facilities and remote work for key personnel involved in preparing the 2019 Annual Report, all of which adversely impacted the Company’s ability to complete the audit and the 2019 Annual Report on a timely basis. Following the filing of the March 30 Form 8-K, on May 15, 2020, the Company filed a Form 12b-25 (the “May 15 Form 12b-25”) pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to further delay the filing of the 2019 Annual Report because the Company continued to experience delays in the compilation of certain financial and other information required to be included in the 2019 Annual Report as a result of the effect on the Company’s staff of various measures established to address the coronavirus pandemic. The May 15 Form 12b-25 extended the Company’s deadline for the filing of the 2019 Annual Report to May 29, 2020.

See “Part I. Item 1A. Risk Factors -- Risks Related to Our Business Resulting From the Coronavirus Pandemic” in the 2019 Annual Report and “Note 17 - Commitments and Contingencies - COVID-19” and “Note 21 - Subsequent Events - Suspension of Services by Major Customer” to the consolidated financial statements contained in Part II, Item 8 of the 2019 Annual Report for further discussion of the impact of the coronavirus pandemic on the Company’s business and risks related thereto.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company is filing herewith currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

_____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBLONG, INC.,
a Delaware corporation

By: /s/ Peter Holst
Peter Holst
Chief Executive Officer and President

Date: May 28, 2020