Form 10-Q
period 2020-03-31
Oblong, Inc.
filed 2020-06-30
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35376
OBLONG, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0312442 (I.R.S. Employer Identification No.)

25587 Conifer Road, Suite 105-231, Conifer, CO 80433
(Address of Principal Executive Offices, including Zip Code)

(303) 640-3838
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OBLG	NYSE American

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 25, 2020 was 5,226,879.

OBLONG, INC.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

On May 15, 2020, Oblong, Inc. (the “Company”) filed a Current Report on Form 8-K (the “May 15 Form 8-K”) indicating its intention to rely on the Securities and Exchange Commission’s (the “SEC”) Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as superseded by the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), to delay the filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the coronavirus pandemic. As stated in the May 15 Form 8-K, the coronavirus pandemic resulted in travel limitations, limited access to the Company’s facilities and remote work for key personnel involved in preparing the Quarterly Report, which has adversely impacted the Company’s ability to complete the Quarterly Report on a timely basis.

See “Part I. Item 1A. Risk Factors -- Risks Related to Our Business Resulting From the Coronavirus Pandemic” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on May 15, 2020 (the “2019 Annual Report”) and “Note 17 - Commitments and Contingencies - COVID-19” and “Note 21 - Subsequent Events - Suspension of Services by Major Customer” to the consolidated financial statements contained in Part II, Item 8 of the 2019 Annual Report for further discussion of the impact of the coronavirus pandemic on the Company’s business and risks related thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, as well as under “Part II. Item 1A. Risk Factors” in this Report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; matters related to our integration with Oblong Industries, Inc., and any benefits thereof; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Part II. Item 1A. Risk Factors” in this Report. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,059	$4,602
Inventory	1,439	1,816
Accounts receivable, net	4,209	2,543
Prepaid expenses and other current assets	1,098	965
Total current assets	8,805	9,926
Property and equipment, net	1,091	1,316
Goodwill	7,366	7,907
Intangibles, net	11,961	12,572
Operating lease - right of use asset, net	2,602	3,117
Other assets	128	71
Total assets	$31,953	$34,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of discount	$3,550	$2,664
Accounts payable	921	647
Accrued expenses and other current liabilities	1,262	1,752
Deferred revenue	2,673	1,901
Current portion of operating lease liabilities	1,294	1,294
Total current liabilities	9,700	8,258
Long-term liabilities:
Long-term debt, net of current portion and net of discount	1,991	2,843
Operating lease liabilities, net of current portion	1,487	2,020
Other long-term liabilities	—	3
Total long-term liabilities	3,478	4,866
Total liabilities	13,178	13,124
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 45 and 32 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively and liquidation preference of $336 at March 31, 2020 and $237 at December 31, 2019	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 325 and 475 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively and liquidation preference of $325 and $475 at March 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, 1,720,460 and 1,734,901 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively and liquidation preference of $49,163 and $49,445 at March 31, 2020 and December 31, 2019, respectively	—	—

See accompanying notes to condensed consolidated financial statements.

Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, 131,579 shares issued and outstanding at March 31, 2020 and December 31, 2019 and liquidation preference of $3,750 at March 31, 2020 and December 31, 2019	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,316,828 shares issued and 5,211,543 outstanding at March 31, 2020 and 5,266,828 shares issued and 5,161,543 outstanding at December 31, 2019	1	1
Treasury stock, 105,285 shares at March 31, 2020 and December 31, 2019	(172)	(165)
Additional paid-in capital	207,509	207,383
Accumulated deficit	(188,563)	(185,434)
Total stockholders’ equity	18,775	21,785
Total liabilities and stockholders’ equity	$31,953	$34,909

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$5,328	$2,594
Cost of revenue (exclusive of depreciation and amortization)	2,374	1,675
Gross profit	2,954	919

Operating expenses:
Research and development	1,327	213
Sales and marketing	1,220	33
General and administrative	2,028	1,112
Impairment charges	541	—
Depreciation and amortization	815	159
Total operating expenses	5,931	1,517
Loss from operations	(2,977)	(598)
Interest and other expense, net	(154)	—
Foreign exchange gain	2	—
Interest and other expense, net	(152)	—
Net loss	(3,129)	(598)
Preferred stock dividends	4	15
Net loss attributable to common stockholders	$(3,133)	$(613)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.60)	$(0.12)

Weighted-average number of shares of common stock:
Basic and diluted	5,204	5,104

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	$(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	$32
Preferred stock conversion	—	—	(150)	—		—	—	—	50,000	—	—	—	—	—	$—
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	$—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	$(4)
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	$98
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	$(7)
Balance at March 31, 2020	45	$—	325	$—	1,720,460	$—	131,579	$—	5,316,828	$1	105,285	$(172)	$207,509	$(188,563)	$18,775

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2019
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	32	$—	75	$—	525	$—	5,113,726	$1	132,519	$(496)	$184,998	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	29	—	29
Issuance of preferred stock, net of expenses	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(75)	—	(50)	—	43,402	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	16,824	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	—	—	—	—	—	—	900	(1)	—	—	(1)
Balance at March 31, 2019	32	—	—	—	475	—	5,173,952	1	133,419	(497)	185,012	(178,271)	6,245

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,129)	$(598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815	159
Bad debt expense	13	(4)
Amortization of debt discount	34	—
Amortization of right of use asset	302	—
Payments on lease liability	(317)	—
Loss on disposal of equipment	22	—
Stock-based compensation	32	29
Impairment charges	541	—
Changes in operating assets and liabilities:
Accounts receivable	(1,679)	(67)
Inventory	377	—
Prepaid expenses and other current assets	(133)	(72)
Other assets	(59)	24
Accounts payable	274	(15)
Accrued expenses and other current liabilities	(398)	136
Deferred revenue	772	—
Other liabilities	(3)	—
Net cash used in operating activities	(2,536)	(408)
Cash flows from investing activities:
Purchases of property and equipment	—	(9)
Net cash used in investing activities	—	(9)
Cash flows from financing activities:
Preferred stock dividends	—	—
Purchase of treasury stock	(7)	(1)
Net cash used in financing activities	(7)	(1)
Decrease in cash and cash equivalents	(2,543)	(418)
Cash at beginning of period	4,602	2,007
Cash at end of period	$2,059	$1,589

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$90	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$4	$15
Issue of preferred stock in exchange for accrued dividends	$98	$—

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

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

On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interest of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries” and, such transaction, the “Acquisition”); see further discussion in Note 3 - Oblong Industries Acquisition. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

Basis of Presentation

The Company's fiscal year ends on December 31 of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2019. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2019 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company's fiscal 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May15, 2020 (the “2019 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements for the three months ended March 31, 2019 included in this Report do not reflect Oblong Industries’ financial results.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Oblong and our 100%-owned subsidiaries, (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, (ii) Oblong Industries, Inc., and (iii) the following subsidiaries of Oblong Industries: Oblong Industries Europe, S.L. and Oblong Europe Limited. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

Segments

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries have been managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business which includes managed services for video collaboration and network applications and 2) the Oblong Industries business which includes products and services for visual collaboration technologies. See Note 12 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment, and intangible assets, the inputs used in the fair value of equity based awards as well as the values ascribed to assets acquired and liabilities assumed in the business combination.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2019 10-K.

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

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02 “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g. accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of March 31, 2020, we had $2,059,000 of cash, $5,609,000 of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement, and a working capital deficit of $895,000. For the three months ended March 31, 2020, we incurred a net loss of $3,129,000 and used $2,536,000 of net cash in operating activities.

As of March 31, 2020, the SVB Loan Agreement provided that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments were payable in order to fully repay the loan by September 1, 2021. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the “Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the Loan Agreement through September 30, 2020, after which equal monthly principal payments of $291,500 are payable over an eighteen-month period from October 1, 2020 through March 1, 2022 to fully repay the loan. See further discussion of the Amendment in Note 14 - Subsequent Events.

In April 2020, we received cash proceeds from a loan for $2,416,600 (the “PPP Loan”) from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act (see Note 14 - Subsequent Events. The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development, sales, and marketing expenses by $1,081,000 or 19% from the fourth quarter of 2019 as compared to the first quarter of 2020 (or a total of $5,656,000 in the fourth quarter of 2019 as compared to $4,575,000 in the first quarter of 2020). We expect to further reduce the Company’s operating expenses in the future as compared to its annualized operating expenses for the three months ended March 31, 2020.

We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to and raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Note 3 - Oblong Industries Acquisition

On October 1, 2019 (the “Closing Date”), the Company closed its acquisition of Oblong Industries, Inc. The acquisition was consummated through the merger of Glowpoint Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), with and into Oblong Industries on the Closing Date, with Oblong Industries continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

The acquisition was accounted for in accordance with FASB Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) as a business combination, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price and the fair value of the assets acquired and liabilities assumed were based on management estimates and values with assistance from an outside appraisal. Pursuant to ASC 805, the purchase price of $18,862,000 was measured as the fair value of the consideration exchanged in the acquisition.

The Company acquired net assets of $11,496,000, including $12,780,000 of identifiable intangible assets, in the acquisition. The purchase price exceeded the fair value of the net assets acquired by $7,366,000, which was recorded as goodwill.

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the Oblong Industries business on or prior to October 1, 2019 (the Closing Date of the Acquisition).

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

The condensed consolidated statement of operations for the three months ended March 31, 2020 includes $3,283,000 of revenue and net loss of $2,234,000 related to Oblong Industries. The Company's unaudited pro forma results for the three months ended March 31, 2019 are summarized in the table below, assuming the Acquisition had occurred on January 1, 2019. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2019, nor to be indicative of future results of operations.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Three Months Ended March 31, 2019
($ in thousands)
Revenue
Glowpoint	$2,594
Oblong Industries	4,718
Pro forma total revenue	$7,312
Net loss
Glowpoint	$(598)
Oblong Industries	(3,592)
Pro forma net loss	$(4,190)

Note 4 - Inventory

Inventory was $1,439,000 and $1,816,000 as of March 31, 2020 and December 31, 2019, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to the Oblong Industries business. Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, and any such amounts are written off to expense.

Note 5 - Goodwill

As of March 31, 2020 and December 31, 2019, goodwill was $7,366,000 and $7,907,000, respectively. As of March 31, 2020, goodwill was comprised of $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries. As of December 31, 2019, goodwill was comprised of (i) $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries and (ii) $541,000 related to the Glowpoint reporting unit as discussed below.

We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Following the acquisition of Oblong Industries, the Company operated two reporting units, Glowpoint and Oblong Industries. As of March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units. To determine the fair value of each reporting unit, as of March 31, 2020 for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, therefore no impairment charge was required. For the Glowpoint reporting unit, we recorded an impairment charge on goodwill of $541,000 for the three months ended March 31, 2020 as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as “Impairment Charges” on our condensed consolidated Statements of Operations. The activity in goodwill during the three months ended March 31, 2020 and the year ended December 31, 2019 is shown in the following table ($ in thousands):

Goodwill	Glowpoint	Oblong Industries	Total
Balance December 31, 2018	$2,795	$—	$2,795
Impairment	(2,254)	—	(2,254)
Acquisition	—	7,366	7,366
Balance December 31, 2019	541	7,366	7,907
Impairment	(541)	—	(541)
Balance March 31, 2020	$—	$7,366	$7,366

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 6 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Glowpoint
Customer Relationships	$4,335	$(4,335)	$—	$4,335	$(4,335)	$—
Affiliate network	994	(683)	311	994	(666)	328
Trademarks	548	(519)	29	548	(504)	44
Subtotal	$5,877	$(5,537)	$340	$5,877	$(5,505)	$372

Oblong Industries
Developed technology	10,060	(1,008)	9,052	10,060	(504)	9,556
Trade names	2,410	(120)	2,290	2,410	(60)	2,350
Distributor relationships	310	(31)	279	310	(16)	294
Subtotal	$12,780	$(1,159)	$11,621	$12,780	$(580)	$12,200
Total	$18,657	$(6,696)	$11,961	$18,657	$(6,085)	$12,572

As of March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim impairment test of intangible assets for both reporting units. The fair value of each reporting unit’s intangible assets exceeded the respective carrying amounts, therefore no impairment charges were required for the three months ended March 31, 2020. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. The weighted average lives for the components of intangible assets are as follows:

Glowpoint
Affiliate network	12 Years
Trademarks	8 Years

Oblong Industries
Developed technology	5 Years
Trade names	10 Years
Distributor relationships	5 Years

Related amortization expense was $611,000 and $707,000 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2020	$1,820
2021	2,388
2022	2,386
2023	2,378
2024	1,844
Thereafter	1,145
Total	$11,961

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation costs	596	810
Other accrued expenses and liabilities	661	843
Accrued dividends on Series A-2 Preferred Stock	$5	$99
Accrued expenses and other liabilities	$1,262	$1,752

Note 8 - Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Loan obligations	$5,609	$5,609
Unamortized debt discounts	(68)	(102)
Net carrying value	5,541	5,507
Less: current maturities, net of debt discount	(3,550)	(2,664)
Long-term obligations, net of current maturities and debt discount	$1,991	$2,843

Silicon Valley Bank Loan Agreement and Warrant

On October 1, 2019, in connection with the Acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and SVB, as lender, executed an amendment to the SVB Loan Agreement. On October 24, 2019, GP Communications joined the SVB Loan Agreement as an additional co-borrower. The SVB Loan Agreement provides for a term loan facility of approximately $5,247,000, (the “Loan”), all of which is outstanding at December 31, 2019 and March 31, 2020. As of March 31, 2020, the SVB Loan Agreement provided that interest-only payments will be due through March 31, 2020, after which equal monthly principal and interest payments were payable in order to fully repay the Loan as of September 1, 2021. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the“Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the Loan Agreement through September 30, 2020, after which equal monthly principal payments of $291,500 are payable over an eighteen month period from October 1, 2020 through March 1, 2022 (the “Maturity Date”) to fully repay the loan. The Loan originally accrued interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 5.25% as of March 31, 2020 and 6.75% as of December 31, 2019). In connection with the Amendment, the interest rate under the Loan was increased to the Prime Rate plus 425 basis points.

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”) and ii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). Pursuant to the Amendment, the due date for the Deferral Fee was changed to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement. The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model, with the following weighted-average assumptions: (i) risk-free interest rate of 1.5%, (iii) expected volatility of 143% and (iv) expected term of ten years. The total obligations under the SVB Loan Agreement are $5,609,000, which are comprised of $5,247,000 for the term loan, the Deferral Fee and the Maturity Fee of $262,000 that was assumed on October 1, 2019 as part of the acquisition. The Deferral Fee, the fair value of the SVB Warrant, and $20,000 of debt issuance costs totaled $192,000 and was recorded as a discount to the debt. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt.  During the three months ended March 31, 2019 and the year ended December 31, 2019, the Company amortized $34,000 and $90,000 of the debt discount, respectively, which is recorded in “Interest and other expense, Net” on our condensed consolidated Statements of Operations. The remaining unamortized debt discount as of March 31, 2020 and December 31, 2019 was $68,000 and $102,000, respectively.

The obligations under the SVB Loan Agreement are secured by substantially all of the assets of Oblong and its subsidiaries. The SVB Loan Agreement contains certain restrictions and covenants, which, among other things, subject to certain exceptions, restrict the Company’s ability to dispose of any portion of its business or property, engage in certain material changes to its business, enter into a merger, incur additional debt or make guarantees, pay dividends or make distribution payments on, or redeem, retire, or repurchase any capital stock (subject to certain exceptions), create liens or other encumbrances, or enter into related party transactions outside of the ordinary course of business. The SVB Loan Agreement also contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and the Company’s de-listing from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, the outstanding obligations under the SVB Loan Agreement may be accelerated and become immediately due and payable.

Note 9 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2020, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 45 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (“Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of 0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) authorized and 325 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding; (vii) 1,750,000 shares of Series D Preferred Stock authorized and 1,720,460 shares issued and outstanding; and (viii) 175,000 shares of 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorized and 131,579 shares issued and outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of March 31, 2020. Therefore, each share of Series A-2 Preferred Stock is convertible into 10,978 shares of common stock as of March 31, 2020. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock and Series C-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of March 31, 2020 and December 31, 2020, the Company has recorded $5,000 and $99,000, respectively, in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the three months ended March 31, 2020, $98,000, of accrued dividends, as of December 31, 2019, were exchanged for 13 shares of Series A-2 Preferred Stock. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

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

Series C Preferred Stock

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the three months ended March 31, 2020 and the year ended December 31, 2019, 150 and 50 shares of Series C Preferred Stock were converted to 50,000 and 16,667 shares of the Company’s common stock, respectively. As of March 31, 2020 325 shares of Series C Preferred Stock remained issued and outstanding.

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

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D Preferred Stock will be increased by the amount of such dividend payment. As of March 31, 2020, no dividends have been accrued.

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

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2020 or December 18, 2020, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series E Preferred Stock will be increased by the amount of such dividend payment. As of March 31, 2020, no dividends have been accrued.

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

If the Series D and Series E Preferred Stock had been converted to common stock as of March 31, 2020, 17,204,600 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 5,211,543 to 23,731,933. Both the Series D and Series E Preferred Stock remain outstanding as of March 31, 2020 and as of the filing of this Report. The Company intends to file a new listing application with the NYSE American as soon as possible upon satisfying the initial listing standards. Among other requirements, these standards require the Company to have at least $15 million of non-affiliate public float, which, under the Company’s current financial situation, may be difficult or impossible for the Company to satisfy.

Note 10 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaces the Glowpoint, Inc. 2014 Equity Incentive Plan (the “Prior Plan”), which was adopted by the Company’s Board of Directors on April 22, 2014, and subsequently approved by the Company’s stockholders. Following approval of the 2019 Plan, the Company terminated the Prior Plan and may no longer make grants under the Prior Plan; however, any outstanding equity awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan. As of the termination of the Prior Plan, 421,000 shares of the Company’s Common Stock remained available for issuance under the Prior Plan. As of March 31, 2020, 23,334 restricted stock units were outstanding under the Prior Plan. As of March 31, 2020, the share pool available for new grants under the 2019 Plan is 3,021,000, which is equal to the sum of (i) 2,600,000 shares of the Company’s Common Stock and (ii) the 421,000 shares of the Company’s Common Stock that remained available for issuance under the Prior Plan. No equity awards were granted under the 2019 Plan during the three months ended March 31, 2020.

2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of March 31, 2020, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

For the three months ended March 31, 2020 and the year ended December 31, 2019, other than the options granted to certain former holders of options to purchase shares of Oblong’s common stock, for which no stock-based compensation was recorded as discussed below, no stock options were granted. A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the three months ended March 31, 2020 and the year ended December 31, 2019 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90	118,003	$19.90
Exchanged for Oblong Industries stock options	107,845	4.92
Exercised	—	—
Expired	(440)	16.48
Forfeited	(10,063)	23.20
Options outstanding, December 31, 2019	215,345	12.27	215,345	12.27
Options outstanding and exercisable, March 31, 2020	215,345	$12.27	215,345	$12.27

Additional information as of March 31, 2020 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	110,345	0.56	$5.01
$10.01 – $20.00	97,500	2.81	19.32
$20.01 – $30.00	2,500	2.19	21.80
$30.01 – $40.00	5,000	1.95	30.20
	215,345	1.63	$12.27

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
The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at March 31, 2020 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the three months ended March 31, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Shares	Weighted Average Grant Date Price
Unvested restricted stock outstanding, December 31, 2018	11,320	$14.88
Granted	0	—
Vested	(1,372)	15.72
Forfeited	(9,321)	14.70
Unvested restricted stock outstanding, December 31, 2019	627	15.80
Unvested restricted stock outstanding, March 31, 2020	627	$15.80

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
General and administrative	—	2
	$—	$2

There is no unrecognized stock-based compensation expense for restricted stock awards at March 31, 2020.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the three months ended March 31, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2018	503,518	$1.94
Granted	55,479	1.30
Vested	(114,505)	3.05
Forfeited	(421,158)	1.54
Unvested restricted stock units outstanding, December 31, 2019	23,334	2.20
Unvested restricted stock units outstanding, March 31, 2020	23,334	$2.20

As of March 31, 2020, 28,904 vested RSUs remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs. As of March 31, 2020, there were 11,667 unvested RSUs that have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, stock-based compensation expense is recognized over the relevant performance period. As of March 31, 2020, there were 11,667 unvested RSUs that have timed-based vesting provisions, and the cost of the RSUs is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cost of revenue	$—	$4
Research and development	—	4
Sales and marketing	—	19
General and administrative	6	27
	$6	$54

There was no remaining unrecognized stock-based compensation expense for restricted stock units at March 31, 2020.

There was no tax benefit recognized for stock-based compensation expense for the three months ended March 31, 2020 or the year ended December 31, 2019. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

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

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Research and development	$14	$—
Sales and marketing	4	—
General and administrative	8	—
	$26	$—

During the three months ended March 31, 2020, 14,441 shares of Restricted Series D Preferred Stock were forfeited. As of March 31, 2020, 1,720,460 shares of Restricted Series D Preferred Stock remain outstanding. The remaining unrecognized stock-based compensation expense for Restricted Series D Preferred Stock at March 31, 2020 was $319,000, and will be recognized over a weighted average period of 1.19 years.

Note 11 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2020 and 2019, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2020 and 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(3,129)	$(598)
Less: preferred stock dividends	(4)	(15)
Net loss attributable to common stockholders	$(3,133)	$(613)
Denominator:
Weighted-average number of shares of common stock for diluted net loss per share	5,204	5,104
Basic and diluted net loss per share	$(0.60)	$(0.12)

The weighted-average number of shares for the three months ended March 31, 2020 and 2019 includes 28,904 and 98,763 shares of vested RSUs, respectively, as discussed in Note 10 - Stock Based Compensation.

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three Months Ended
	March 31,
	2020	2019
Unvested restricted stock units	23,334	539,394
Outstanding stock options	215,345	117,902
Unvested restricted stock awards	627	11,318
Shares of common stock issuable upon conversion of Series A-2 preferred stock	10,978	79,043
Shares of common stock issuable upon conversion of Series C preferred stock	108,333	158,333
Shares of common stock issuable upon conversion of Series D preferred stock	1,720,460	—
Shares of common stock issuable upon conversion of Series E preferred stock	1,315,790	—
Warrants	72,394	—

Note 12 - Segment Reporting

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: (1) the Glowpoint (now named Oblong) business which mainly consists of managed services for video collaboration and network applications; and (2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 included in this Report only reflect Oblong Industries’ financial results for the first quarter of 2020. Certain information concerning the Company’s segments for the three months ended March 31, 2020 is presented in the following tables (in thousands):

	Three Months ended March 31, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$2,045	$3,283	$5,328
Cost of revenues	1,156	1,218	2,374
Gross profit	$889	$2,065	$2,954
Gross profit %	43%	63%	55%

Allocated operating expenses	$1,290	$2,073	$3,363
Unallocated operating expenses	—	—	2,568
Total operating expenses	$1,290	$2,073	$5,931

Loss from operations	$(401)	$(8)	$(2,977)
Interest and other expense, net	—	—	(152)
Net loss	$(401)	$(8)	$(3,129)

	As of March 31, 2020
Total assets	$3,743	$28,210	$31,953

Unallocated operating expenses include costs for the three months ended March 31, 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.
For the three months ended March 31, 2020 and 2019, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Three Months ended March 31,
	2020	2019
Domestic	$3,602	$1,796
Foreign	1,726	798
	$5,328	$2,594
Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months ended March 31,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,046	20%	$1,566	60%
Network services	925	17%	965	37%
Professional and other services	74	1%	63	2%
Total Glowpoint revenue	$2,045	38%	$2,594	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$2,322	44%	$—	—%
Professional services	669	13%	—	—%
Licensing	292	5%	—	—%
Total Oblong Industries revenue	$3,283	62%	$—	—%
Total revenue	$5,328	100%	$2,594	100%
Glowpoint’s fixed assets were 100% located in domestic markets during as of March 31, 2020 and December 31, 2019. Oblong Industries’ long-lived assets were located 81% in domestic and 19% in foreign markets as of March 31, 2020.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months ended March 31,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	11%	21%
Customer B	Glowpoint	*	28%
Customer C	Glowpoint	*	10%
Customer D	Oblong Industries	22%	—%
* The amount did not exceed 10% of the Company’s consolidated total revenues.

Concentration of accounts receivable was as follows:

		Three Months ended March 31,
		2020	2019
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Glowpoint	*	11%
Customer B	Glowpoint	*	48%
Customer C	Glowpoint	*	*
Customer D	Glowpoint	*	15%
Customer E	Oblong Industries	42%	—%
Customer F	Oblong Industries	11%	—%
* The amount did not exceed 10% of the Company’s consolidated total accounts receivable.

Note 13 - Commitments and Contingencies

Operating Leases

We lease office and warehouse space in Los Angeles, California; Boston, Massachusetts; Atlanta, Georgia; Dallas, Texas; Los Altos, California; Herndon, Virginia; and Munich, Germany. These leases expire between October 2020 and 2023. Lease expense for the three months ended March 31, 2020 and 2019 were $316,000 and $52,000, respectively.

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

The following provides balance sheet information related to leases as of March 31, 2020 (in thousands):

March 31, 2020
Assets
Operating lease, right-of-use assets	$2,602

Liabilities
Operating lease liabilities, current	$1,294
Operating lease liabilities, non-current	1,487
Total operating lease liabilities	$2,781

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
Remainder of 2020	$981
2021	1,169
2022	716
2023	117
Total cash payments remaining	$2,983
Effect of discounting	(202)
Total lease liability	$2,781

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. On October 1, 2019 (the closing date of the acquisition of Oblong Industries), the Company recognized ROU assets and lease liabilities for Oblong Industries of approximately $3,376,000and $3,578,000, respectively, using an estimated incremental borrowing rate of 6.00%. The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, non-cash immaterial out-of-period adjustments of approximately $195,000 were recorded to reduce the right of use asset and lease liability. These adjustments related to an error in the calculation of these amounts , in connection with the Oblong acquisition.

Series A-2 Preferred Stock

As discussed herein, on October 1, 2019, the Company closed its merger with Oblong Industries, in connection with which it became a co-borrower under the SVB Loan Agreement. Following consummation of the merger the Holder communicated to the Company his belief that the Company’s execution of the joinder to the SVB Loan Agreement without his consent contravened approval rights in the Series A-2 Certificate of Designations. The Company has not accrued any liabilities for this matter as of March 31, 2020. As of the filing of this Report, there has been no further update regarding this matter.

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had, and may continue to have, serious adverse impacts on domestic and foreign economies of uncertain severity and duration. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy had entered a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted. As discussed in Note 14 - Subsequent Events, an existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020 due to COVID-19. These services accounted for $0.5 million, or 13%, of the Company’s revenue for the three months ended March 31, 2020. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows, all of which cannot be predicted at this time.

Note 14 - Subsequent Events

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,416,600 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date. Following the deferral period, the Company will be required to make payments of principal plus interest accrued under the Loan to the Lender in 18 monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the Note outstanding following the deferral period and taking into consideration any portion of the Loan that is forgiven prior to that time. The Loan is unsecured and guaranteed by the U.S. Small Business Administration.

The Company may apply to the Lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the twenty four-week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this period may reduce the amount of the Loan eligible for forgiveness. There is no guarantee that the Company will receive forgiveness for any fixed amount of any Loan principal received by the Company.
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

Suspension of Services by Major Customer

An existing major customer of Oblong Industries suspended certain professional services we provide to this customer effective April 30, 2020 due to the novel Coronavirus (COVID-19). These services accounted for $549,000 of the Company’s revenue during the three months ended March 31, 2020, which represented 10% of the Company’s revenue for this period. These services were not related to the Company’s Mezzanine product and service offering. It is uncertain whether this customer will resume these services later in 2020 or in the future.

SVB Loan Agreement

The SVB Loan Agreement originally provided that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments were payable in order to fully repay the loan by September 1, 2021. As discussed in Note 8 - Debt , on June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the “Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank has agreed to waive the Company’s failure to comply with certain covenants set forth in the Loan Agreement as well as certain events which could be deemed to constitute events of default under the Loan Agreement, including Borrowers’ failure to timely pay principal payments due April 1, 2020, May 1, 2020 and June 1, 2020, as well as a $100,000 deferral fee due April 1, 2020. Payment of each of these amounts was previously deferred pursuant to verbal and/or email communications between representatives of the Company and the Bank pending negotiation of the Amendment. In addition, among other things, the Amendment amends the Loan Agreement to: (1) extend the interest-only payment period under the Loan Agreement through September 30, 2020, and provide for payment of principal and interest over an eighteen month period from October 1, 2020 through March 1, 2022; (2) extend the maturity date of the Loan Agreement from September 1, 2021 to March 1, 2022; (3) change the due date for the previously existing $100,000 deferral fee from April 1, 2020 to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement; and (4) increase the interest rate applying to principal outstanding under the SVB Loan Agreement from the Prime Rate (as defined in the SVB Loan Agreement) plus 2.0%, to the Prime Rate plus 4.25%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, Glowpoint closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated September 12, 2019, by and among Glowpoint, Oblong Industries and Glowpoint Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of Glowpoint (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Oblong Industries, with Oblong Industries surviving as a wholly owned subsidiary of Glowpoint (the “Merger”). See further discussion of the Merger in Note 3 - Oblong Industries Acquisition to our condensed consolidated financial statements attached hereto. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

Since the closing of the Merger on October 1, 2019, we have been focused on the integration of the former businesses of Glowpoint and Oblong Industries into a combined organization. While our acquisition of Oblong Industries does provide additional revenues to the combined organization, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of operating expenses (when including general and administrative, research and development and sales and marketing expenses) by $1,081,000 (or 19%) from the fourth quarter of 2019 as compared to the first quarter of 2020 (or a total of $5,656,000 in the fourth quarter of 2019 as compared to a total of $4,575,000 in the first quarter of 2020). We expect to further reduce the Company’s operating expenses in the future as compared to its annualized operating expenses for the three months ended March 31, 2020. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings in the Cisco sales channel with the goal of increasing adoption and growing revenue. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, as discussed above, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings.

Glowpoint’s Results of Operations

Three Months Ended March 31, 2020 (the “2020 First Quarter”) compared to Three Months Ended March 31, 2019 (the “2019 First Quarter”)

Segment Reporting

As discussed above, on October 1, 2019, the Company acquired Oblong Industries, and Oblong Industries became a wholly owned subsidiary of the Company. Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2019 included in this Report do not include Oblong Industries’ financial results. Certain information concerning the Company’s segments for the three months ended March 31, 2020 and 2019 is presented in the following table (in thousands):

	Three Months ended March 31, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$2,045	$3,283	$5,328
Cost of revenues	1,156	1,218	2,374
Gross profit	$889	$2,065	$2,954
Gross profit %	43%	63%	55%

Allocated operating expenses	$1,290	$2,073	$3,363
Unallocated operating expenses	—	—	2,568
Total operating expenses	$1,290	$2,073	$5,931

Loss from operations	$(401)	$(8)	$(2,977)
Interest and other expense, net	—	—	(152)
Net loss	$(401)	$(8)	$(3,129)

	As of March 31, 2020
Total assets	$3,743	$28,210	$31,953

Unallocated operating expenses include costs during the 2020 First Quarter (after the October 1, 2019 acquisition date) that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for the three months ended March 31, 2019 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2019), was $7.3 million.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Three Months Ended March 31, 2019
($ in thousands)
Revenue
Glowpoint	$2,594
Oblong Industries	4,718
Pro forma total revenue	$7,312
Net loss
Glowpoint	$(598)
Oblong Industries	(3,592)
Pro forma net loss	$(4,190)

Revenue. Total revenue increased $2,734,000 (or 105%) to $5,328,000 in the 2020 First Quarter from $2,594,000 in the 2019 First Quarter. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31, 2019
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,046	20%	$1,566	60%
Network services	925	17%	965	37%
Professional and other services	74	1%	63	2%
Total Glowpoint revenue	$2,045	38%	$2,594	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$2,322	44%	$—	—%
Professional services	669	13%	$—	—%
Licensing	292	5%	$—	—%
Total Oblong Industries revenue	$3,283	62%	$—	—%
Total revenue	$5,328	100%	$2,594	100%

Glowpoint

•
Revenue for managed services for video collaboration services decreased $509,000 (or 33%) to $1,046,000 in the 2020 First Quarter from $1,566,000 in the 2019 First Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•
Revenue for network services decreased $40,000 (or 11%) to $925,000 in the 2020 First Quarter from $965,000 in the 2019 First Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•	Revenue for professional and other services increased $11,000 (or 17%) to $74,000 in the 2020 First Quarter from $63,000 in the 2019 First Quarter.

Oblong Industries

•
For Oblong Industries, the increase in revenue in each of the different components was attributable to the acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue for the 2020 First Quarter as compared to no revenue for the 2019 First Quarter.

We expect the Company’s total revenue will increase from calendar year 2019 to calendar year 2020, mainly driven by the inclusion of a full calendar year of revenue for Oblong Industries in calendar year 2020 (since calendar year 2019 only includes revenue for the fourth quarter for Oblong Industries), partially offset by an expected continuing decline in revenue from the Glowpoint business given the dynamic and competitive environment for these services. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings in the Cisco sales channel with the goal of increasing adoption and growing revenue. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings. We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings. See “Part I. Item 1. Overview and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K) for further discussion).

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

	For the Three Months Ended March 31,
	2020	2019
Cost of Revenue
Glowpoint	$1,156	$1,675
Oblong Industries	1,218	—
Total cost of revenue	$2,374	$1,675

Cost of revenue increased to $2,374,000 in the 2020 First Quarter from $1,675,000 in the 2019 First Quarter. This increase in cost of revenue is mainly attributable to the cost of revenue for Oblong Industries for the 2020 First Quarter, partially offset by lower costs associated with the decrease in Glowpoint revenue between the 2020 First Quarter and the 2019 First Quarter. The Company’s gross profit as a percentage of revenue increased to 55% in the 2020 First Quarter as compared to 35% in the First Quarter 2019. This increase is due to inclusion of Oblong Industries’ gross profit (or 63%) in the 2020 First Quarter and an increase in Glowpoint’s gross profit from 35% in the 2019 First Quarter to 43% in the 2020 First Quarter. The increase in Glowpoint’s gross profit was due to reduced personnel costs as a percentage of revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $1,327,000 in the 2020 First Quarter from $213,000 in the 2019 First Quarter. This increase is primarily attributable to $1,199,000 of research and development expenses for Oblong Industries in the 2020 First Quarter with no expenses included for Oblong Industries in the First Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019, offset by reductions in the Glowpoint related expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1,220,000 in the 2020 First Quarter from $33,000 in the 2019 First Quarter. This increase is primarily attributable to $1,184,000 of sales and marketing expenses for Oblong Industries in the 2020 First Quarter with no expenses included for Oblong Industries in the First Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses decreased $916,000 (or 82%) to $2,028,000 in the 2020 First Quarter from $1,112,000 in the 2019 First Quarter. This increase is primarily attributable to $1,042,000 of general and administrative expenses for Oblong Industries for the 2020 First Quarter with no expenses included for Oblong Industries in the First Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

Impairment Charges. Impairment charges in the 2020 First Quarter were $541,000 as compared to $0 in the 2019 First Quarter The impairment charges for the 2020 First Quarter are primarily attributable to $541,000 on the Glowpoint reporting unit’s goodwill. As of March 31, 2020, there is no remaining goodwill balance for the Glowpoint reporting unit.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $815,000 in the 2020 First Quarter from $159,000 in the 2019 First Quarter. This $656,000 increase is mainly attributable to $740,000 of depreciation and amortization expense recorded in the 2020 First Quarter related to assets recorded in connection with the acquisition of Oblong Industries.

Loss from Operations. The Company recorded a loss from operations of $2,999,000 in the 2020 First Quarter as compared to a loss from operations of $598,000 in the 2019 First Quarter. This increase in our loss from operations from the 2019 First Quarter to the 2020 First Quarter is mainly attributable to the increase in operating expenses discussed above, partially offset by an increase in gross profit as discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2019 10-K.

Liquidity and Capital Resources

As of March 31, 2020, we had $2,059,000 of cash, a working capital deficit of $895,000, and $5,609,000 of total obligations under the SVB Loan Agreement. For the three months ended March 31, 2020, the Company incurred a net loss of $3,129,000 and used $2,536,000 of net cash in operating activities, $0 in investing activities and $7,000 in financing activities.

Future Capital Requirements and Going Concern

As of March 31, 2020, The SVB Loan Agreement provided that interest-only payments were due through March 31, 2020, after which equal monthly principal and interest payments were payable in order to fully repay the loan by September 1, 2021. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the “Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the Loan Agreement through September 30, 2020, after which equal monthly principal of $291,500 are payable over an eighteen month period from October 1, 2020 through March 1, 2022. See further discussion of the Amendment in Note 14 - Subsequent Events and Part II, Item 5 of this Quarterly Report.

In April 2020, we received cash proceeds from a loan for $2,416,600 (the “PPP Loan”) from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act (see Note 14 - Subsequent Events). The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. The Company may apply to the Lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the twenty four-week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this period may reduce the amount of the Loan eligible for forgiveness. The Company estimates that approximately $1.7 million to $1.9 million of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced total of general and administrative, research and development and sales and marketing expenses by $1,081,000 (or19%) from the fourth quarter of 2019 as compared to the first quarter of 2020 (or a total of $5,656,000 in the fourth quarter of 2019 as compared to a total of $4,575,000 in the first quarter of 2020). We expect to further reduce the Company’s operating expenses in the future as compared to its annualized operating expenses for the three months ended March 31, 2020.

We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to and raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 13 - Commitments and Contingencies to our condensed consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed above under “Reliance on Securities and Exchange Commission Order” and in our Current Report on Form 8-K filed on May 15, 2020 (the “May 15 Form 8-K”), the Company expected that the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally due on May 15, 2020, would be delayed due to circumstances related to the coronavirus pandemic. As stated in the May 15 Form 8-K, the coronavirus pandemic resulted in travel limitations, limited access to the Company’s facilities and remote work for key personnel involved in preparing the Quarterly Report, which has adversely impacted the Company’s ability to complete the Quarterly Report on a timely basis. The impact of these measures slowed our routine quarterly close processes and ability to prepare our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020, thus causing a delay in our ability to complete and file this Quarterly Report on Form 10-Q. The Company relied on Release No. 34-88465 issued by the SEC on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report on Form 10-Q. However, the Company has taken steps to reduce the impact of these measures on our accounting personnel and as such currently expects to meet the filing deadline for the Quarterly Report on Form 10-Q for the three months ended June 30, 2020 even if circumstances related to the coronavirus pandemic continue to exist.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on May 15, 2020 (the “2019 Annual Report”) There have been no material changes to these risks during the three months ended March 31, 2020. The risks described in the 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. No shares of Common Stock were purchased pursuant to our Stock Repurchase Program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Limitations Upon the Payment of Dividends

The restrictions on the payment of dividends on our common stock have not materially changed during the three months ended March 31, 2020. Our ability to pay cash dividends is limited under the terms of the SVB Loan Agreement and by the Certificates of Designations governing our Preferred Stock. See Note 8 - Debt and Note 9 - Preferred Stock to our condensed consolidated financial statements contained herein for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Part II, Item 5 below for a discussion of the Default Waiver and First Amendment (the “Amendment”), executed on June 26, 2020, to the Company’s Second Amended and Restated Loan and Security Agreement, dated October 1, 2019 (the “Loan Agreement”). Pursuant to the Amendment, the lender under the Loan Agreement agreed to waive the Company’s failure to comply with certain covenants set forth in the Loan Agreement as well as certain events of default under the Loan Agreement, including the Company’s failure to timely pay principal payments due April 1, 2020, May 1, 2020 and June 1, 2020, as well as a $100,000 deferral fee due April 1, 2020. Payment of each of these amounts was previously deferred pursuant to verbal and/or email communications between representatives of the parties to the Loan Agreement pending negotiation of the Amendment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Form 8-K Item 1.01 Entry into a Material Definitive Agreement.

On June 26, 2020, the Company, Oblong Industries, and GP Communications, LLC, a Delaware limited liability company (“GP Communications” and, together with the Company and Oblong Industries, the “Borrowers”), as borrowers, and Silicon Valley Bank, a California corporation (“Bank”), as lender, entered into a Default Waiver and First Amendment (the “Amendment”) to the Second Amended and Restated Loan and Security Agreement, dated October 1, 2019, by and among the Borrowers and the Bank (the “Loan Agreement”).

Under the Amendment, the Bank has agreed to waive the failure of the Borrowers to comply with certain covenants set forth in the Loan Agreement as well as certain events of default under the Loan Agreement, including Borrowers’ failure to timely pay principal payments due April 1, 2020, May 1, 2020 and June 1, 2020, as well as a $100,000 deferral fee due April 1, 2020. Payment of each of these amounts was previously deferred pursuant to verbal and/or email communications between representatives of the Company and the Bank pending negotiation of the Amendment.

In addition, among other things, the Amendment amends the Loan Agreement to: (1) extend the interest-only payment period under the Loan Agreement through September 30, 2020, and provide for payment of principal and interest over an eighteen month period from October 1, 2020 through March 1, 2022; (2) extend the maturity date of the Loan Agreement from September 1, 2021 to March 1, 2022; (3) change the due date for the previously existing $100,000 deferral fee from April 1, 2020 to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement; and (4) increase the interest rate applying to principal outstanding under the SVB Loan Agreement from the Prime Rate (as defined in the SVB Loan Agreement) plus 2.0%, to the Prime Rate plus 4.25%.

The above description of the Amendment and the transactions contemplated thereby is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The representations, warranties and covenants contained in the Amendment were made only for purposes of the Amendment and as of specific dates, were solely for the benefit of the parties to the Amendment, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Amendment is incorporated herein by reference only to provide investors with information regarding the terms of the Amendment, and not to provide investors with any other factual information regarding the Borrowers or their business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the Securities and Exchange Commission.

Form 8-K Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in Item 1.01 above regarding the Amendment is hereby incorporated by reference in this Item 2.03.

ITEM 6. EXHIBITS

Exhibit Number	Description
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
10.1
Promissory Note, dated April 10, 2020, by the Registrant in favor of MidFirst Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2020, and incorporated herein by reference).

10.2*
Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement, dated June 26, 2020, by and among Oblong, Inc., Oblong Industries, Inc., and GP Communications, LLC, as borrowers, and Silicon Valley Bank as lender.

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

OBLONG, INC.

June 30, 2020	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

June 30, 2020	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)