Form 10-Q
period 2020-06-30
Oblong, Inc.
filed 2020-08-14
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 12, 2020 was 5,226,879.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, as well as under “Part II. Item 1A. Risk Factors” in this Report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; matters related to our integration with Oblong Industries, Inc., and any benefits thereof; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Part II. Item 1A. Risk Factors” in this Report. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•the continued impact of the coronavirus pandemic on our business, including its impact on our customers and other business partners, our ability to conduct operations in the ordinary course, and our ability to obtain capital financing important to our ability to continue as a going concern;
•our ability to continue as a going concern;
•our ability to raise capital in one or more debt and/or equity offerings in order to fund operations or any growth initiatives;
•our ability to innovate technologically, and, in particular, our ability to develop next generation Oblong technology;
•customer acceptance and demand for our video collaboration services and network applications;
•the quality and reliability of our services;
•the prices for our products and services;
•customer renewal rates;
•risks related to the concentration of our customers and the degree to which our sales, now or in the future, depend on certain large client relationships;
•customer acquisition costs;
•our ability to compete effectively in the video collaboration services and network services businesses;

•actions by our competitors, including price reductions for their competitive services;
•potential federal and state regulatory actions;
•our ability to successfully integrate the former Glowpoint, Inc. and Oblong Industries, Inc. businesses following the closing of our acquisition of Oblong Industries, Inc. on October 1, 2019;
•our ability to satisfy the standards for initial listing of common stock for the combined organization of Oblong on the NYSE American stock exchange;
•our ability to satisfy the standards for continued listing of our common stock on the NYSE American stock exchange;
•changes in our capital structure and/or stockholder mix;
•the costs, disruption, and diversion of management’s attention associated with campaigns commenced by activist investors; and
•our management’s ability to execute its plans, strategies and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$4,141	$4,602
Accounts receivable, net	1,360	2,543
Inventory	1,344	1,816
Prepaid expenses and other current assets	919	965
Total current assets	7,764	9,926
Property and equipment, net	910	1,316
Goodwill	7,366	7,907
Intangibles, net	11,348	12,572
Operating lease - right of use asset, net	1,806	3,117
Other assets	99	71
Total assets	$29,293	$34,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of discount	$3,665	$2,664
Accounts payable	643	647
Accrued expenses and other current liabilities	1,174	1,752
Deferred revenue	2,139	1,901
Current portion of operating lease liabilities	898	1,294
Total current liabilities	8,519	8,258
Long-term liabilities:
Long-term debt, net of current portion and net of discount	4,304	2,843
Operating lease liabilities, net of current portion	1,063	2,020
Other long-term liabilities	—	3
Total long-term liabilities	5,367	4,866
Total liabilities	13,886	13,124
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 45 and 32 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively and liquidation preference of $336 at June 30, 2020	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 325 and 475 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively and liquidation preference of $325 at June 30, 2020	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, 1,703,096 and 1,734,901 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively and liquidation preference of $48,538 at June 30, 2020	—	—
See accompanying notes to condensed consolidated financial statements.

Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, 131,579 shares issued and outstanding at June 30, 2020 and December 31, 2019 and liquidation preference of $3,750 at June 30, 2020	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,340,162 shares issued and 5,226,879 outstanding at June 30, 2020 and 5,266,828 shares issued and 5,161,543 outstanding at December 31, 2019	1	1
Treasury stock, 113,283 and 105,285 shares at June 30, 2020 and December 31, 2019, respectively	(181)	(165)
Additional paid-in capital	207,535	207,383
Accumulated deficit	(191,948)	(185,434)
Total stockholders’ equity	15,407	21,785
Total liabilities and stockholders’ equity	$29,293	$34,909
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$2,816	$2,439	$8,144	$5,033
Cost of revenue (exclusive of depreciation and amortization)	1,683	1,644	4,072	3,319
Gross profit	1,133	795	4,072	1,714

Operating expenses:
Research and development	988	249	2,315	462
Sales and marketing	834	40	2,040	73
General and administrative	1,815	770	3,842	1,882
Impairment charges	—	453	550	453
Depreciation and amortization	796	157	1,612	316
Total operating expenses	4,433	1,669	10,359	3,186
Loss from operations	(3,300)	(874)	(6,287)	(1,472)
Interest and other expense, net	76	1	220	1
Foreign exchange loss	9	—	7	—
Interest and other expense, net	85	1	227	1
Net loss	(3,385)	(875)	(6,514)	(1,473)
Preferred stock dividends	4	4	8	19
Net loss attributable to common stockholders	$(3,389)	$(879)	$(6,522)	$(1,492)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.65)	$(0.17)	$(1.25)	$(0.29)

Weighted-average number of shares of common stock:
Basic and diluted	5,240	5,163	5,222	5,134

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Preferred stock conversion	—	—	(150)	—		—	—	—	50,000	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	98
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	$(7)
Balance at March 31, 2020	45	—	325	—	1,720,460	—	131,579	—	5,316,828	1	105,285	(172)	207,509	(188,563)	18,775
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,385)	(3,385)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29	—	29
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	23,334	—	—	—	—	—	—
Forfeited restricted stock			—	—	(17,364)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	7,998	(9)	—	—	(9)
Issuance of preferred stock for accrued dividends	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Balance at June 30, 2020	45	$—	325	$—	1,703,096	$—	131,579	$—	5,340,162	$1	113,283	$(181)	$207,535	$(191,948)	$15,407

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2019
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	32	$—	75	$—	525	$—	5,113,726	$1	132,519	$(496)	$184,998	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	29	—	29
Preferred stock conversion	—	—	(75)	—	(50)	—	43,402	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	16,824	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	—	—	—	—	—	—	900	(1)	—	—	(1)
Balance at March 31, 2019	32	—	—	—	475	—	5,173,952	1	133,419	(497)	185,012	(178,271)	6,245
Net loss	—	—	—	—	—	—	—	—	—	—	—	(875)	(875)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	24	—	24
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	(75)	382	(382)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	24	(34)	—	—	(34)
Balance at June 30, 2019	32	$—	—	$—	475	$—	5,173,952	$1	133,368	$(149)	$184,650	$(179,146)	$5,356

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,514)	$(1,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612	316
Bad debt expense	34	9
Amortization of debt discount	45	—
Amortization of right of use asset	595	—
Payments on lease liability	(626)	—
Loss on disposal of equipment	15	—
Stock-based compensation	61	53
Loss on foreign currency remeasurement	(12)	—
Impairment charges	550	453
Changes in operating assets and liabilities:
Accounts receivable	1,149	(112)
Inventory	473	—
Prepaid expenses and other current assets	47	73
Other assets	(28)	50
Accounts payable	(3)	86
Accrued expenses and other current liabilities	(490)	(423)
Deferred revenue	238	—
Other liabilities	(3)	—
Net cash used in operating activities	(2,857)	(968)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(17)
Net cash used in investing activities	(5)	(17)
Cash flows from financing activities:
Proceeds from PPP Loan	2,417	—
Purchase of treasury stock	(16)	(35)
Net cash provided by (used in) financing activities	2,401	(35)
Decrease in cash and cash equivalents	(461)	(1,020)
Cash at beginning of period	4,602	2,007
Cash at end of period	$4,141	$987

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$96	$—
Non-cash investing and financing activities:
Issue preferred stock in exchange for accrued dividends	99	—
Accrue preferred stock dividends	8	19
Issuance of common stock for vested restricted stock units	$—	$382
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The December 31, 2019 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company's fiscal 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “2019 10-K”).

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2019 included in this Report do not reflect Oblong Industries’ financial results.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Oblong and our 100%-owned subsidiaries, (i) GP Communications, LLC (“GP Communications”), whose business function is to provide interstate telecommunications services for regulatory purposes, (ii) Oblong Industries, and (iii) the following subsidiaries of Oblong Industries: Oblong Industries Europe, S.L. and Oblong Europe Limited. All inter-company balances and transactions have been eliminated in consolidation. The U.S. Dollar is the functional currency for all subsidiaries.

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

Recently Issued Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which was subsequently amended in February 2020 by ASU 2020-02 “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g. accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of June 30, 2020, we had $4,141,000 of cash, $5,609,000 of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement, obligations of $2,417,000 under the Paycheck Protection Program loan, and a working capital deficit of $755,000. For the six months ended June 30, 2020, we incurred a net loss of $6,514,000 and used $2,857,000 of net cash in operating activities.

The SVB Loan Agreement provides that interest-only payments are due through September 30, 2020, after which monthly principal payments of $291,500, plus interest, are payable in order to fully repay the loan by March 1, 2022. See further discussion of the SVB Loan in Note 8 - Debt.

During the three and six months ended June 30, 2020, we received cash proceeds of $2,417,000 from a loan made to the Company by MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid Relief, and Economic Security (CARES) Act (the “PPP Loan”). See further discussion of the PPP Loan in Note 8 - Debt.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development, sales, and marketing expenses by $938,000 or 21% from the first quarter of 2020 as compared to the second quarter of 2020 (or a total of $4,575,000 in the first quarter of 2020 as compared to $3,637,000 in the second quarter of 2020). We expect to further reduce the Company’s quarterly operating expenses in the second half of 2020 as compared to its operating expenses for the three months ended June 30, 2020.

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

The acquisition was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” (“ASC 805”) as a business combination, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price and the fair value of the assets acquired and liabilities assumed were based on management estimates and values with assistance from an outside appraisal. Pursuant to ASC 805, the purchase price of $18,862,000 was measured as the fair value of the consideration exchanged in the acquisition.

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

The condensed consolidated statements of operations for the three and six months ended June 30, 2020 include $1,443,000 and $4,726,000 of revenue, respectively, and net losses of $2,738,000 and $4,972,000, respectively, related to Oblong Industries. The Company's unaudited pro forma results for the three and six months ended June 30, 2019 are summarized in the table below, assuming the Acquisition had occurred on January 1, 2019. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2019, nor to be indicative of future results of operations.

	Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	($ in thousands)	($ in thousands)
Revenue
Glowpoint	$2,439	$5,033
Oblong Industries	$3,781	$8,499
Pro forma total revenue	$6,220	$13,532
Net loss
Glowpoint	$875	$1,473
Oblong Industries	$4,854	$7,866
Pro forma net loss	$5,729	$9,339

Note 4 - Inventory

Inventory was $1,344,000 and $1,816,000 as of June 30, 2020 and December 31, 2019, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to the Oblong Industries business. Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, and any such amounts are written off to expense.

Note 5 - Goodwill

As of June 30, 2020 and December 31, 2019, goodwill was $7,366,000 and $7,907,000, respectively. As of June 30, 2020, goodwill was comprised of $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries. As of December 31, 2019, goodwill was comprised of (i) $7,366,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries and (ii) $541,000 related to the Glowpoint reporting unit as discussed below.
We test goodwill for impairment on an annual basis on September 30 of each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Following the acquisition of Oblong Industries, the Company operated two reporting units, Glowpoint and Oblong Industries. During the six months ended June 30, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units as of March 31, 2020. To determine the fair value of each reporting unit, as of March 31, 2020 for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, therefore no impairment charge was required for the three or six months ended June 30, 2020. For the Glowpoint reporting unit, we recorded an impairment charge on goodwill of $541,000 at March 31, 2020 as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as “Impairment Charges” on our condensed consolidated Statements of Operations.

The activity in goodwill during the six months ended June 30, 2020 and the year ended December 31, 2019 is shown in the following table ($ in thousands):

Goodwill	Glowpoint	Oblong Industries	Total
Balance December 31, 2018	$2,795	$—	$2,795
Impairment charges	(2,254)	—	(2,254)
Acquisition	—	7,366	7,366
Balance December 31, 2019	541	7,366	7,907
Impairment charges	(541)	—	(541)
Balance June 30, 2020	$—	$7,366	$7,366

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 6 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Glowpoint
Customer Relationships	$4,335	$(4,335)	$—	$4,335	$(4,335)	$—
Affiliate network	994	(700)	294	994	(666)	328
Trademarks	548	(533)	15	548	(504)	44
Subtotal	$5,877	$(5,568)	$309	$5,877	$(5,505)	$372

Oblong Industries
Developed technology	10,060	(1,513)	8,547	10,060	(504)	9,556
Trade names	2,410	(181)	2,229	2,410	(60)	2,350
Distributor relationships	310	(47)	263	310	(16)	294
Subtotal	$12,780	$(1,741)	$11,039	$12,780	$(580)	$12,200
Total	$18,657	$(7,309)	$11,348	$18,657	$(6,085)	$12,572

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim impairment test of intangible assets for both reporting units. During the three months ended June 30, 2020, we did not determine a triggering event to be examined. The fair value of each reporting unit’s intangible assets exceeded the respective carrying amounts during both periods, therefore no impairment charges were required for the three and six months ended June 30, 2020. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350.

The weighted average lives for the components of intangible assets are as follows:

Glowpoint
Affiliate network	12 years
Trademarks	8 years

Oblong Industries
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $613,000 and $1,224,000 for the three and six months ended June 30, 2020, respectively. Related amortization expense was $32,000 and 64,000 for the three and six months ended June 30, 2019, respectively. The increase is the result of the October 1, 2019 acquisition of Oblong Industries.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2020	$1,209
2021	2,354
2022	2,351
2023	2,344
2024	1,827
Thereafter	1,263
Total	$11,348

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation costs	$470	$810
Other accrued expenses and liabilities	696	843
Accrued dividends on Series A-2 Preferred Stock	8	99
Accrued expenses and other liabilities	$1,174	$1,752

Note 8 - Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
SVB Loan Principal	$5,609	$5,609
PPP Loan Principal	2,417	—
Total Loan Principal	8,026	5,609
Less: Unamortized SVB debt discount	(57)	(102)
Net carrying value	7,969	5,507
Less: SVB current maturities, net of debt discount	2,591	2,664
Less: PPP current maturities	1,074	—
Total current maturities, net of debt discount	3,665	2,664
Long-term SVB obligations, net of current maturities and debt discount	2,961	2,843
Long-term PPP obligations, net of current maturities	1,343	—
Total long-term obligations, net of current maturities and debt discount	$4,304	$2,843

Future minimum principal payments are as follows (in thousands):

Future Minimum Principal Payments	SVB Loan	PPP Loan	Total
Remainder of 2020	$874	$269	$1,143
2021	3,498	1,611	5,109
2022	1,237	537	1,774
	$5,609	$2,417	$8,026

Silicon Valley Bank Loan Agreement and Warrant

On October 1, 2019, in connection with the acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and SVB, as lender, executed an amendment to the SVB Loan Agreement. On October 24, 2019, GP Communications joined the SVB Loan Agreement as an additional co-borrower. The SVB Loan Agreement provides for a term loan facility of approximately $5,247,000, (the “SVB Loan”), all of which is outstanding at December 31, 2019 and June 30, 2020. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the“Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the SVB Loan Agreement through September 30, 2020, after which equal monthly principal payments of $291,500 are payable over an eighteen month period from October 1, 2020 through March 1, 2022 (the “Maturity Date”) to fully repay the loan. The SVB Loan originally accrued interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 6.75% as of December 31, 2019). In connection with the Amendment, the interest rate under the Loan was increased to the Prime Rate plus 425 basis points (for a total of 7.50% as of June 30, 2020).

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”) and ii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). Pursuant to the Amendment, the due date for the Deferral Fee was changed to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement. The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model. The total obligations under the SVB Loan Agreement are $5,609,000, which are comprised of $5,247,000 for the term loan, the Deferral Fee and the Maturity Fee of $262,000 that was assumed on October 1, 2019 as part of the acquisition. The Deferral Fee, the fair value of the SVB Warrant, and $20,000 of debt issuance costs totaled $192,000 and was recorded as a discount to the debt. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt.  During the three and six months ended June 30, 2020, the Company amortized $34,000 and $45,000 of the debt discount, respectively, which is recorded in “Interest and other expense, Net” on our condensed consolidated Statements of Operations. The remaining unamortized debt discount as of June 30, 2020 and December 31, 2019 was $57,000 and $102,000, respectively.

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

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,417,000 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date. Following the deferral period, the Company will be required to make payments of principal plus interest accrued under the PPP Loan to the Lender in 18 monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the Note outstanding following the deferral period and taking into consideration any portion of the PPP Loan that is forgiven prior to that time. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration.

The Company may apply to the Lender for forgiveness of some or all of the Note with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the twenty-four week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this period may reduce the amount of the Note eligible for forgiveness. There is no guarantee that the Company will receive forgiveness for any fixed amount of any PPP Loan principal received by the Company.

The Note provides for customary events of default including, among other things, failure to make any payment when due, cross-defaults under any loan documents with the Lender, certain cross-defaults under agreements with third parties, inaccuracy of representations and warranties, events of dissolution or insolvency, certain change of control events, and material adverse changes in the Company’s financial condition. If an event of default occurs, the Lender will have the right to accelerate indebtedness under the PPP Loan and/or pursue other remedies available to the Lender at law or in equity.

Note 9 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of June 30, 2020, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 45 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (“Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of 0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) authorized and 325 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding; (vii) 1,750,000 shares of 6.0% Series D Convertible Preferred Stock (Series D Preferred Stock) authorized and 1,703,096 shares issued and outstanding; and (viii) 175,000 shares of 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorized and 131,579 shares issued and outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of June 30, 2020. Therefore, each share of Series A-2 Preferred Stock is convertible into 345 shares of common stock, for an aggregate of 15,545 shares of common stock as of June 30, 2020. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is subordinate to the Series B-1 Preferred Stock and Series C-1 Preferred Stock but senior to all other classes of equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5.0% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of June 30, 2020 and December 31, 2019, the Company has recorded $8,000 and $99,000, respectively, in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the six months ended June 30, 2020, $99,000 of accrued dividends as of December 31, 2019, were exchanged for 13 shares of Series A-2 Preferred Stock. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

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

Series C Preferred Stock

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the six months ended June 30, 2020 and the year ended December 31, 2019, 150 and 50 shares of Series C Preferred Stock were converted to 50,000 and 16,667 shares of the Company’s common stock, respectively. As of June 30, 2020, 325 shares of Series C Preferred Stock remained issued and outstanding.

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

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s

Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D Preferred Stock will be increased by the amount of such dividend payment. As of June 30, 2020, no dividends have been accrued.

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

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2019 or December 18, 2019, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series E Preferred Stock will be increased by the amount of such dividend payment. As of June 30, 2020, no dividends have been accrued.

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

If the Series D and Series E Preferred Stock had been converted to common stock as of June 30, 2020, 17,030,960 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 5,226,879 to 23,573,629. Both the Series D and Series E Preferred Stock remain outstanding as of June 30, 2020 and as of the filing of this Report. The Company intends to file a new listing application with the NYSE American as soon as possible upon satisfying the initial listing standards. Among other requirements, these standards require the Company to have at least $15 million of non-affiliate public float, which, under the Company’s current financial situation, may be difficult or impossible for the Company to satisfy.

Note 10 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaces the Glowpoint, Inc. 2014 Equity Incentive Plan (the “Prior Plan”), which was adopted by the Company’s Board of Directors on April 22, 2014, and subsequently approved by the Company’s stockholders. Following approval of the 2019 Plan, the Company terminated the Prior Plan and may no longer make grants under the Prior Plan; however, any outstanding equity awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan. As of the termination of the Prior Plan, 421,000 shares of the Company’s Common Stock remained available for issuance under the Prior Plan. As of June 30, 2020, no restricted stock units were outstanding under the Prior Plan. As of June 30, 2020, the share pool available for new grants under the 2019 Plan is 3,021,000, which is equal to the sum of (i) 2,600,000 shares of the Company’s Common Stock and (ii) the 421,000 shares of the Company’s Common Stock that remained available for issuance under the Prior Plan. No equity awards were granted under the 2019 Plan during the six months ended June 30, 2020.

2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of June 30, 2020, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

For the six months ended June 30, 2020 and the year ended December 31, 2019, other than the options granted to certain former holders of options to purchase shares of Oblong’s common stock, for which no stock-based compensation was recorded as discussed below, no stock options were granted.

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the six months ended June 30, 2020 and the year ended December 31, 2019 is presented below:

	Outstanding and Exerciseable
	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90
Exchanged for Oblong Industries stock options	107,845	4.92
Expired	(440)	16.48
Forfeited	(10,063)	23.20
Options outstanding, December 31, 2019	215,345	12.27
Options outstanding and exercisable, June 30, 2020	215,345	$12.27

Additional information as of June 30, 2020 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	110,345	0.40	$5.01
$10.01 – $20.00	97,500	2.64	19.32
$20.01 – $30.00	2,500	2.02	21.80
$30.01 – $40.00	5,000	1.78	30.20
	215,345	1.46	$12.27

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
The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at June 30, 2020 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the six months ended June 30, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Shares	Weighted Average Grant Date Price
Unvested restricted stock outstanding, December 31, 2018	11,320	$14.88
Granted	—	—
Vested	(1,372)	15.72
Forfeited	(9,321)	14.70
Unvested restricted stock outstanding, December 31, 2019	627	15.80
Unvested restricted stock outstanding, June 30, 2020	627	$15.80

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	—	1	—	3
	$—	$1	$—	$3

The unvested restricted stock award as of June 30, 2020 was issued in 2014 and vests over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no unrecognized stock-based compensation expense for restricted stock awards at June 30, 2020.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the six months ended June 30, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2018	503,518	$1.94
Granted	55,479	1.30
Vested	(114,505)	3.05
Forfeited	(421,158)	1.54
Unvested restricted stock units outstanding, December 31, 2019	23,334	2.20
Vested	(23,334)	2.20
Unvested restricted stock units outstanding, June 30, 2020	—	$—

As of June 30, 2020, 28,904 vested RSU’s remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSU’s.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$—	$4	$—	$8
Research and development	—	5	—	9
Sales and marketing	—	—	—	—
General and administrative	—	14	6	33
	$—	$23	$6	$50

There was no remaining unrecognized stock-based compensation expense for restricted stock units at June 30, 2020.

There was no tax benefit recognized for stock-based compensation expense for the six months ended June 30, 2020 or the year ended December 31, 2019. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

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

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Three and Six Months Ended June 30,
	2020	2020	2019
Research and development	$14	$28	$—
Sales and marketing	6	10	—
General and administrative	9	17	—
	$29	$55	$—

During the three and six months ended June 30, 2020, 17,364 and 31,805 shares of Restricted Series D Preferred Stock were forfeited, respectively. As of June 30, 2020, 16,437 shares of Restricted Series D Preferred Stock remain outstanding. The remaining unrecognized stock-based compensation expense for Restricted Series D Preferred Stock at June 30, 2020 was $97,000, and will be recognized over a weighted average period of 0.62 years.

Note 11 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at June 30, 2020 and 2019, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,385)	$(875)	$(6,514)	$(1,473)
Less: preferred stock dividends	(4)	(4)	(8)	(19)
Net loss attributable to common stockholders	$(3,389)	$(879)	$(6,522)	$(1,492)
Denominator:
Weighted-average number of shares of common stock for diluted net loss per share	5,240	5,163	5,222	5,134
Basic and diluted net loss per share	$(0.65)	$(0.17)	$(1.25)	$(0.29)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Six Months Ended
	June 30,
	2020	2019
Unvested restricted stock units	—	444,225
Outstanding stock options	215,345	117,751
Unvested restricted stock awards	627	11,320
Shares of common stock issuable upon conversion of Series A-2 preferred stock	15,545	10,995
Shares of common stock issuable upon conversion of Series C preferred stock	108,333	158,333
Shares of common stock issuable upon conversion of Series D preferred stock	17,030,960	—
Shares of common stock issuable upon conversion of Series E preferred stock	1,315,790	—
Warrants	72,394	—

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

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 included in this Report only reflect Oblong Industries’ financial results for the first and second quarter of 2020.

Certain information concerning the Company’s segments for the three and six months ended June 30, 2020 is presented in the following tables (in thousands):

	Three Months ended June 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$1,373	$1,443	$2,816
Cost of revenues	898	785	1,683
Gross profit	$475	$658	$1,133
Gross profit %	35%	46%	40%

Allocated operating expenses	$1,063	$2,574	$3,637
Unallocated operating expenses	—	—	796
Total operating expenses	$1,063	$2,574	$4,433

Loss from operations	$(588)	$(1,916)	$(3,300)
Interest and other expense, net	(7)	(78)	(85)
Net loss	$(595)	$(1,994)	$(3,385)

	Six Months Ended June 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$3,417	$4,727	$8,144
Cost of revenues	2,055	2,017	4,072
Gross profit	$1,362	$2,710	$4,072
Gross profit %	40%	57%	50%

Allocated operating expenses	$2,212	$5,985	$8,197
Unallocated operating expenses	—	—	2,162
Total operating expenses	$2,212	$5,985	$10,359

Loss from operations	$(850)	$(3,275)	$(6,287)
Interest and other expense, net	(7)	(220)	(227)
Net loss	$(857)	$(3,495)	$(6,514)

Unallocated operating expenses include costs for the three and six months ended June 30, 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.
For the three and six months ended June 30, 2020 and 2019, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months ended June 30,
	2020	2019
Domestic	$1,854	$1,675
Foreign	962	764
	$2,816	$2,439

	Six Months Ended June 30,
	2020	2019
Domestic	$5,456	$3,471
Foreign	2,688	1,562
	$8,144	$5,033

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months ended June 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$553	20%	$1,452	60%
Network services	766	27%	945	39%
Professional and other services	54	2%	42	2%
Total Glowpoint revenue	$1,373	49%	$2,439	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$923	33%	—	—%
Professional services	228	8%	—	—%
Licensing	292	10%	—	—%
Total Oblong Industries revenue	$1,443	51%	—	—%
Total revenue	$2,816	100%	$2,439	100%

	Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,598	20%	$3,018	60%
Network services	1,691	21%	1,910	38%
Professional and other services	128	2%	105	2%
Total Glowpoint revenue	3,417	42%	5,033	100%

Revenue: Oblong Industries
Visual collaboration product offerings	3,245	40%	—	—%
Professional services	898	11%	—	—%
Licensing	584	7%	—	—%
Total Oblong Industries revenue	4,727	58%	—	—%
Total revenue	$8,144	100%	$5,033	100.00%
Glowpoint’s fixed assets were 100% located in domestic markets as of June 30, 2020 and December 31, 2019. Oblong Industries’ long-lived assets were located 82% in domestic and 18% in foreign markets as of June 30, 2020.
The disaggregation of the Company’s total assets as of June 30, 2020 is presented below (in thousands):

	As of June 30, 2020
	Glowpoint	Oblong	Total
Total assets	$5,235	$24,058	$29,293

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended June 30,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	23%	22%
Customer B	Oblong Industries	20%	—%
Customer C	Glowpoint	*	29%
Customer D	Oblong Industries	*	10%
Customer E	Oblong Industries	*	*
* The amount did not exceed 10% of the Company’s consolidated total revenues.

		Six Months Ended June 30,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	15%	22%
Customer B	Oblong Industries	21%	—%
Customer C	Glowpoint	*	29%
Customer D	Oblong Industries	*	—%
Customer E	Oblong Industries	*	*

* The amount did not exceed 10% of the Company’s consolidated total revenues.

Concentration of accounts receivable was as follows:

		As of June 30, 2020
		2020	2019
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Glowpoint	32%	*
Customer B	Oblong Industries	—%	—%
Customer C	Glowpoint	*	46%
Customer D	Oblong Industries	10%	—%
Customer E	Oblong Industries	12%	—%

* The amount did not exceed 10% of the Company’s consolidated total accounts receivable.

Note 13 - Commitments and Contingencies

Operating Leases

We lease office and warehouse space in Los Angeles, California; Boston, Massachusetts; Atlanta, Georgia; Dallas, Texas; Los Altos, California; Herndon, Virginia; and Munich, Germany. These leases expire between October 2020 and 2023. Lease expense for the three and six months ended June 30, 2020 and 2019 were $301,000, $647,000, $49,000, and $101,000, respectively. The year over year increases are the result of acquiring lease obligations as part of the October 1, 2019 acquisition of Oblong Industries.

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

The following provides balance sheet information related to leases as of June 30, 2020 (in thousands):

June 30, 2020
Assets
Operating lease, right-of-use asset, net	$1,806

Liabilities
Current portion of operating lease liabilities	$898
Operating lease liabilities, net of current portion	1,063
Total operating lease liabilities	$1,961

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
Remainder of 2020	$539
2021	891
2022	556
2023	116
Total lease payments	$2,102
Effect of discounting	(141)
Total lease liability	$1,961

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. On October 1, 2019 (the closing date of the acquisition of Oblong Industries), the Company recognized ROU assets and lease liabilities for Oblong Industries of approximately $3,376,000 and $3,578,000, respectively, using an estimated incremental borrowing rate of 6%. The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, non-cash immaterial out-of-period adjustments of approximately $195,000 were recorded to reduce the right of use asset and lease liability. These adjustments related to an error in the calculation of these amounts, in connection with the Oblong acquisition.

During the six months ended June 30, 2020, the Company exited two of its leases, one in New York and one in London; both leases were exited in April 2020, when the Company elected not to renew the leases, resulting in the reduction of ROU assets and the reduction of lease Liability.

The New York ROU Asset was fully amortized, and the lease liability had been fully paid, as of the date of exit resulting in a net effect of zero on the ROU asset and operating lease liability on the Company’s unaudited Condensed, Consolidated Balance Sheet as of June 30, 2020.

The Company had originally planned to renew the London Lease, and, pursuant to ASC 842, had recorded additional operating lease liability and ROU Asset value. Upon the exit of the London Lease, the Company recorded a disposal of ROU Asset value, and corresponding reduction of operating lease liability, of $214,000 on the Company’s unaudited Condensed, Consolidated Balance Sheet as of June 30, 2020.

On April 24, 2020, the Company signed an amendment to the lease on our Los Angeles warehouse in order to exit the lease early. The original termination date of the lease was the end of May 2022 and we will be exiting the lease at the end of August 2020. This transaction resulted in the disposal of $317,000 in ROU assets and a reduction of $333,000 of lease liability during the second quarter of 2020.

Claim Related to Series A-2 Preferred Stock
As discussed herein, on October 1, 2019, the Company closed its merger with Oblong Industries, in connection with which it became a co-borrower under the SVB Loan Agreement. Following consummation of the merger, the holder of the Company’s Series A-2 Preferred Stock communicated to the Company his belief that the Company’s execution of the joinder to the SVB Loan Agreement without his consent contravened approval rights in the Series A-2 Certificate of Designations. The Company has not accrued any liabilities for this matter as of June 30, 2020. As of the filing of this Report, there has been no further update regarding this matter.

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

Effective April 30, 2020, an existing major customer of the Company suspended certain professional services we provided to the them, due to cost cutting measures due to COVID-19. These services accounted for $0.2 million (7%) and $0.8 million (10%) of the Company’s revenue for the three and six months ended June 30, 2020, respectively. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows, all of which cannot be predicted at this time.

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

Since the closing of the Merger on October 1, 2019, we have been focused on the integration of the former businesses of Glowpoint and Oblong Industries into a combined organization. While our acquisition of Oblong Industries does provide additional revenues to the combined organization, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development and sales and marketing expenses from $5,656,000 in the fourth quarter of 2019 to $4,575,000 in the first quarter of 2020, and then to $3,637,000 in the second quarter of 2020. We expect to further reduce the Company’s quarterly operating expenses in the second half of 2020 as compared to our operating expenses for the second quarter of 2020. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings in the Cisco sales channel with the goal of increasing adoption and growing revenue. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings. We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings. See “Part I. Item 1. Overview and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K) for further discussion).

Oblong’s Results of Operations

Three Months Ended June 30, 2020 (the “2020 Second Quarter”) compared to the Three Months Ended June 30, 2019 (the “2019 Second Quarter”)

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

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2019 included in this Report do not include Oblong Industries’ financial results. Certain information concerning the Company’s segments for the three months ended June 30, 2020 and 2019 is presented in the following table (in thousands):

	Three Months Ended June 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$1,373	$1,443	$2,816
Cost of revenues	898	785	1,683
Gross profit	$475	$658	$1,133
Gross profit %	35%	46%	40%

Allocated operating expenses	$1,063	$2,574	$3,637
Unallocated operating expenses	—	—	796
Total operating expenses	$1,063	$2,574	$4,433

Loss from operations	$(588)	$(1,916)	$(3,300)
Interest and other expense, net	(7)	(78)	(85)
Net loss	$(595)	$(1,994)	$(3,385)

Unallocated operating expenses include costs during the 2020 Second Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for the three months ended June 30, 2019 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2019), was $6.2 million.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Three Months Ended June 30, 2019
($ in thousands)
Revenue
Glowpoint	$2,439
Oblong Industries	$3,781
Pro forma total revenue	$6,220
Net loss
Glowpoint	$875
Oblong Industries	$4,854
Pro forma net loss	$5,729

Revenue. Total revenue increased $377,000 (or 15%) to $2,816,000 in the 2020 Second Quarter from $2,439,000 in the 2019 Second Quarter. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$553	20%	$1,452	60%
Network services	766	27%	945	39%
Professional and other services	54	2%	42	2%
Total Glowpoint revenue	$1,373	49%	$2,439	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$923	33%	$—	—%
Professional services	228	8%	$—	—%
Licensing	292	10%	$—	—%
Total Oblong Industries revenue	$1,443	51%	$—	—%
Total revenue	$2,816	100%	$2,439	100%

Glowpoint

•Revenue for managed services for video collaboration services decreased $899,000 (or 62%) to $553,000 in the 2020 Second Quarter from $1,452,000 in the 2019 Second Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $179,000 (or 19%) to $766,000 in the 2020 Second Quarter from $945,000 in the 2019 Second Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services increased $12,000 (or 29%) to $54,000 in the 2020 Second Quarter from $42,000 in the 2019 Second Quarter.

Oblong Industries
•The increase in revenue in each of the different components was attributable to the acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue for the 2020 Second Quarter as compared to no revenue for the 2019 Second Quarter.

•The decrease from the pro forma revenue for the three months ended June 30, 2019 shown above as compared to revenue for the 2020 Second Quarter was mainly attributable to (i) a decrease in revenue from our product offerings due to both delayed fulfillment and delays in order placement as a result of the novel Coronavirus (COVID-19) pandemic, and (ii) a decrease in custom professional services revenue as an existing customer cancelled such services effective April 30, 2020 as a result of COVID-19.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

	For the Three Months Ended June 30,
	2020	2019
Cost of Revenue
Glowpoint	$898	$1,644
Oblong Industries	785	—
Total cost of revenue	$1,683	$1,644

Cost of revenue increased to $1,683,000 in the 2020 Second Quarter from $1,644,000 in the 2019 Second Quarter. This increase in cost of revenue is mainly attributable to the inclusion of the cost of revenue for Oblong Industries for the 2020 Second Quarter, partially offset by lower costs associated with the decrease in Glowpoint revenue between the 2020 Second Quarter and the 2019 Second Quarter. The Company’s gross profit as a percentage of revenue increased to 40% in the 2020 Second Quarter as compared to 33% in the Second Quarter 2019. This increase is due to inclusion of Oblong Industries’ gross profit 46% in the 2020 Second Quarter and an increase in Glowpoint’s gross profit from 33% in the 2019 Second Quarter to 35% in the 2020 Second Quarter. The increase in Glowpoint’s gross profit was due to reduced personnel costs as a percentage of revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $988,000 in the 2020 Second Quarter from $249,000 in the 2019 Second Quarter. This increase is primarily attributable to $858,000 of research and development expenses for Oblong Industries in the 2020 Second Quarter with no expenses included for Oblong Industries in the Second Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019, offset by reductions in the Glowpoint related expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $834,000 in the 2020 Second Quarter from $40,000 in the 2019 Second Quarter. This increase is primarily attributable to $798,000 of sales and marketing expenses for Oblong Industries in the 2020 Second Quarter with no expenses included for Oblong Industries in the Second Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses to $1,815,000 in the 2020 Second Quarter from $770,000 in the 2019 Second Quarter. This increase is primarily attributable to $932,000 of general and administrative expenses for Oblong Industries for the 2020 Second Quarter with no expenses included for Oblong Industries in the Second Quarter 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

Impairment Charges. There were no impairment charges in the 2020 Second Quarter as compared to $453,000 in the 2019 Second Quarter. The impairment charges for the 2019 Second Quarter are primarily attributable to impairment charges on the Glowpoint reporting unit’s goodwill. As of June 30, 2020, there is no remaining goodwill balance for the Glowpoint reporting unit.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $796,000 in the 2020 Second Quarter from $157,000 in the 2019 Second Quarter. This increase is mainly attributable to $725,000 of depreciation and amortization expense recorded in the 2020 Second Quarter related to assets recorded in connection with the acquisition of Oblong Industries.

Loss from Operations. The Company recorded a loss from operations of $3,300,000 in the 2020 Second Quarter as compared to a loss from operations of $874,000 in the 2019 Second Quarter. This increase in our loss from operations from the 2019 Second Quarter to the 2020 Second Quarter is mainly attributable to the increase in operating expenses discussed above, partially offset by an increase in gross profit as discussed above.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

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

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the Six Months Ended June 30, 2019 included in this Report do not include Oblong Industries’ financial results. Certain information concerning the Company’s segments for the six months ended June 30, 2020 and 2019 is presented in the following table (in thousands):

	Six Months Ended June 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$3,417	$4,727	$8,144
Cost of revenues	2,055	2,017	4,072
Gross profit	$1,362	$2,710	$4,072
Gross profit %	40%	57%	50%

Allocated operating expenses	$2,212	$5,985	$8,197
Unallocated operating expenses	—	—	2,162
Total operating expenses	$2,212	$5,985	$10,359

Loss from operations	$(850)	$(3,275)	$(6,287)
Interest and other expense, net	(7)	(220)	(227)
Net loss	$(857)	$(3,495)	$(6,514)

Unallocated operating expenses include costs during the Six Months Ended June 30, 2020 (after the October 1, 2019 acquisition date) that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for the Six Months Ended June 30, 2019 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2019), was $9.3 million.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Six Months Ended June 30, 2019
($ in thousands)
Revenue
Glowpoint	$5,033
Oblong Industries	$8,499
Pro forma total revenue	$13,532
Net loss
Glowpoint	$1,473
Oblong Industries	$7,866
Pro forma net loss	$9,339

Revenue. Total revenue increased $3,111,000 (or 62%) to $8,144,000 in the Six Months Ended June 30, 2020 from $5,033,000 in the Six Months Ended June 30, 2019. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,598	20%	$3,018	60%
Network services	1,691	21%	1,910	38%
Professional and other services	128	2%	105	2%
Total Glowpoint revenue	$3,417	42%	$5,033	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$3,245	40%	$—	—%
Professional services	898	11%	—	—%
Licensing	584	7%	—	—%
Total Oblong Industries revenue	$4,727	58%	$—	—%
Total revenue	$8,144	100%	$5,033	100%

Glowpoint

•Revenue for managed services for video collaboration services decreased $1,420,000 (or 47%) to $1,598,000 in the Six Months Ended June 30, 2020 from $3,018,000 in the Six Months Ended June 30, 2019. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $219,000 (or 11%) to $1,691,000 in the Six Months Ended June 30, 2020 from $1,910,000 in the Six Months Ended June 30, 2019. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services increased $23,000 (or 22%) to $128,000 in the Six Months Ended June 30, 2020 from $105,000 in the Six Months Ended June 30, 2019.

•We expect a continuing decline in revenue from the Glowpoint business given the dynamic and competitive environment for these services.

Oblong Industries
•The increase in revenue in each of the different components was attributable to the acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue for the Six Months Ended June 30, 2020 as compared to no revenue for the Six Months Ended June 30, 2019.

•The decrease from the pro forma revenue for the six months ended June 30, 2019 shown above as compared to revenue for the Six Months Ended June 30, 2020 was mainly attributable to (i) a decrease in revenue from our product offerings due to both delayed fulfillment and delays in order placements as a result of the novel Coronavirus (COVID-19) pandemic, and (ii) a decrease in custom professional services revenue as an existing customer cancelled such services effective April 30, 2020 as a result of COVID-19.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

	For the Six Months Ended June 30,
	2020	2019
Cost of Revenue
Glowpoint	$2,055	$3,319
Oblong Industries	2,017	—
Total cost of revenue	$4,072	$3,319

Cost of revenue increased to $4,072,000 in the Six Months Ended June 30, 2020 from $3,319,000 in the Six Months Ended June 30, 2019. This increase in cost of revenue is mainly attributable to the inclusion of the cost of revenue for Oblong Industries for the Six Months Ended June 30, 2020, partially offset by lower costs associated with the decrease in Glowpoint revenue between the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019. The Company’s gross profit as a percentage of revenue increased to 50% in the Six Months Ended June 30, 2020 as compared to 34% in the Six Months Ended June 30, 2019. This increase is due to inclusion of Oblong Industries’ gross profit (or 57%) in the Six Months Ended June 30, 2020 and an increase in Glowpoint’s gross profit from 34% in the Six Months Ended June 30, 2019 to 40% in the Six Months Ended June 30, 2020. The increase in Glowpoint’s gross profit was due to reduced personnel costs as a percentage of revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $2,315,000 in the Six Months Ended June 30, 2020 from $462,000 in the Six Months Ended June 30, 2019. This increase is primarily attributable to $2,057,000 of research and development expenses for Oblong Industries in the Six Months Ended June 30, 2020 with no expenses included for Oblong Industries in the Six Months Ended June 30, 2019 as the acquisition of Oblong Industries occurred on October 1, 2019, partially offset by reductions in the Glowpoint related expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2,040,000 in the Six Months Ended June 30, 2020 from $73,000 in the Six Months Ended June 30, 2019. This increase is primarily attributable to $1,967,000 of sales and marketing expenses for Oblong Industries in the Six Months Ended June 30, 2020 with no expenses included for Oblong Industries in the Six Months Ended June 30, 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased $1,960,000 (or 104%) to $3,842,000 in the Six Months Ended June 30, 2020 from $1,882,000 in the Six Months Ended June 30, 2019. This increase is primarily attributable to $1,971,000 of general and administrative expenses for Oblong Industries for the Six Months Ended June 30, 2020 with no expenses included for Oblong Industries in the Six Months Ended June 30, 2019 as the acquisition of Oblong Industries occurred on October 1, 2019.

Impairment Charges. Impairment charges in the Six Months Ended June 30, 2020 were $550,000 as compared to $453,000 in the Six Months Ended June 30, 2019. The impairment charges for both periods primarily relate to impairment charges on the Glowpoint reporting unit’s goodwill. As of June 30, 2020, there is no remaining goodwill balance for the Glowpoint reporting unit.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1,612,000 in the Six Months Ended June 30, 2020 from $316,000 in the Six Months Ended June 30, 2019. This increase is mainly attributable to $1,465,000 of depreciation and amortization expense recorded in the Six Months Ended June 30, 2020 related to assets recorded in connection with the acquisition of Oblong Industries.

Loss from Operations. The Company recorded a loss from operations of $6,287,000 in the Six Months Ended June 30, 2020 as compared to a loss from operations of $1,472,000 in the Six Months Ended June 30, 2019. This increase in our loss from operations is mainly attributable to the increase in operating expenses discussed above, partially offset by an increase in gross profit as discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended June 30, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2019 10-K.

Liquidity and Capital Resources

As of June 30, 2020, we had $4,141,000 of cash, a working capital deficit of $755,000, $5,609,000 of total obligations under the SVB Loan Agreement, and obligations of $2,417,000 under a loan pursuant to the Paycheck Protection Program contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “PPP Loan”). For the six months ended June 30, 2020, the Company incurred a net loss of $6,514,000 and used $2,857,000 of net cash in operating activities, and $5,000 in investing activities. We received net cash of $2,401,000 in financing activities, which was primarily attributable to the receipt of the PPP Loan proceeds.

The SVB Loan Agreement provides that interest-only payments are due under the SVB Loan through September 30, 2020, after which monthly interest and equal monthly principal payments of $291,500 are payable from October 1, 2020 through March 1, 2022. See further discussion of the SVB Loan in Note 8 - Debt.

In April 2020, we received $2,417,000 of cash proceeds from the PPP loan. The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum. Payments of principal and interest are deferred for the first six months following the Origination Date. Following the deferral period, the Company will be required to make payments of principal plus interest accrued under the PPP Loan to the MidFirst Bank (the “Lender”) in 18 monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the PPP Loan outstanding following the deferral period and taking into consideration any portion of the PPP Loan that is forgiven prior to that time. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration. The Company may apply to the Lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the twenty four-week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this period may reduce the amount of the PPP Loan eligible for forgiveness. The Company estimates that approximately $1,700,000 of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, debt service obligations under the SVB Loan Agreement, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan, and expenses required to successfully integrate Glowpoint and Oblong Industries. While our acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. We have achieved certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development and sales and marketing expenses from $5,656,000 in the fourth quarter of 2019, to $4,575,000 in the first quarter of 2020, and then to $3,637,000 in the second quarter of 2020. We expect to further reduce the Company’s quarterly operating expenses in the second half of 2020 as compared to our operating expenses for the second quarter of 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on May 15, 2020 (the “2019 Annual Report”) There have been no material changes to these risks during the six months ended June 30, 2020. The risks described in the 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. No shares of Common Stock were purchased pursuant to our Stock Repurchase Program during the three months ended June 30, 2020. As of June 30, 2020, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Limitations Upon the Payment of Dividends

The restrictions on the payment of dividends on our common stock have not materially changed during the three months ended June 30, 2020. Our ability to pay cash dividends is limited under the terms of the SVB Loan Agreement (with the exception of payments up to $5,000 per quarter for dividends on the Series A-2 Preferred Stock) and by the Certificates of Designations governing our Preferred Stock. See Note 8 - Debtand Note 9 - Preferred Stock to our condensed consolidated financial statements contained herein for additional information.

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

Pursuant to the Amendment, the bank agreed to waive the Company’s failure to comply with certain covenants set forth in the Loan Agreement as well as certain events of default under the Loan Agreement, including the Company’s failure to timely pay principal payments due April 1, 2020, May 1, 2020 and June 1, 2020, as well as a $100,000 deferral fee due April 1, 2020. Payment of each of these amounts was previously deferred pursuant to verbal and/or email communications between representatives of the parties to the Loan Agreement pending negotiation of the Amendment. See Note 8 - Debt to our condensed consolidated financial statements, contained herein, for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Promissory Note, dated April 10, 2020, by the Registrant in favor of MidFirst Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2020, and incorporated herein by reference).

10.2
Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement, dated June 26, 2020, by and among by and among Oblong, Inc., Oblong Industries, Inc., and GP Communications, LLC, as borrowers, and Silicon Valley Bank as lender (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020, and incorporated herein by reference).

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

OBLONG, INC.

August 14, 2020	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

August 14, 2020	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)