Form 10-Q
period 2020-09-30
Oblong, Inc.
filed 2020-11-16
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of November 9, 2020 was 6,285,558.

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
•the costs, disruption, and diversion of management’s attention associated with any campaigns commenced by activist investors in the future; and
•our management’s ability to execute its plans, strategies and objectives for future operations.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,670	$4,602
Accounts receivable, net	2,207	2,543
Inventory	1,126	1,816
Prepaid expenses and other current assets	725	965
Total current assets	6,728	9,926
Property and equipment, net	641	1,316
Goodwill	7,366	7,907
Intangibles, net	10,737	12,572
Operating lease - right of use asset, net	1,665	3,117
Other assets	105	71
Total assets	$27,242	$34,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of discount	$4,942	$2,664
Accounts payable	662	647
Accrued expenses and other current liabilities	1,489	1,752
Deferred revenue	1,973	1,901
Current portion of operating lease liabilities	907	1,294
Total current liabilities	9,973	8,258
Long-term liabilities:
Long-term debt, net of current portion and net of discount	3,035	2,843
Operating lease liabilities, net of current portion	889	2,020
Other long-term liabilities	—	3
Total long-term liabilities	3,924	4,866
Total liabilities	13,897	13,124
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 45 and 32 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively and liquidation preference of $338 at September 30, 2020	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, 250 and 475 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively and liquidation preference of $250 at September 30, 2020	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, 1,702,010 and 1,734,901 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively and liquidation preference of $48,507 at September 30, 2020	—	—
See accompanying notes to condensed consolidated financial statements.

Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, 131,579 shares issued and outstanding at September 30, 2020 and December 31, 2019 and liquidation preference of $3,750 at September 30, 2020	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 5,355,841 shares issued and 5,242,558 outstanding at September 30, 2020 and 5,266,828 shares issued and 5,161,543 outstanding at December 31, 2019	1	1
Treasury stock, 113,283 and 105,285 shares of common stock at September 30, 2020 and December 31, 2019, respectively	(181)	(165)
Additional paid-in capital	207,558	207,383
Accumulated deficit	(194,033)	(185,434)
Total stockholders’ equity	13,345	21,785
Total liabilities and stockholders’ equity	$27,242	$34,909
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$3,266	$2,370	$11,410	$7,403
Cost of revenue (exclusive of depreciation and amortization)	1,612	1,582	5,684	4,901
Gross profit	1,654	788	5,726	2,502

Operating expenses:
Research and development	747	190	3,062	652
Sales and marketing	668	38	2,708	111
General and administrative	1,332	1,035	5,173	2,917
Impairment charges	117	20	667	473
Depreciation and amortization	780	145	2,392	461
Total operating expenses	3,644	1,428	14,002	4,614
Loss from operations	(1,990)	(640)	(8,276)	(2,112)
Interest and other expense, net	102	—	322	1
Foreign exchange loss (gain)	(7)	—	—	—
Interest and other expense, net	95	—	322	1
Net loss	(2,085)	(640)	(8,598)	(2,113)
Preferred stock dividends	4	4	12	23
Net loss attributable to common stockholders	$(2,089)	$(644)	$(8,610)	$(2,136)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.40)	$(0.12)	$(1.64)	$(0.42)

Weighted-average number of shares of common stock:
Basic and diluted	5,237	5,184	5,257	5,128

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Preferred stock conversion	—	—	(150)	—		—	—	—	50,000	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	98
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	$(7)
Balance at March 31, 2020	45	—	325	—	1,720,460	—	131,579	—	5,316,828	1	105,285	(172)	207,509	(188,563)	18,775
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,385)	(3,385)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29	—	29
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	23,334	—	—	—	—	—	—
Forfeited restricted stock			—	—	(17,364)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	7,998	(9)	—	—	(9)
Issuance of preferred stock for accrued dividends	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Balance at June 30, 2020	—	—	325	—	1,703,096	—	131,579	—	5,340,162	1	113,283	(181)	207,535	(191,948)	15,407
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,085)	(2,085)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	27	—	27
Preferred stock conversion	—	—	(75)	—	—	—	—	—	25,000	—	—	—	—	—	—
Forfeited restricted stock	—	—	—	—	(1,086)	—	—	—	(9,321)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Balance as of September 30, 2020	45	$—	250	$—	1,702,010	$—	131,579	$—	5,355,841	$1	113,283	$(181)	$207,558	$(194,033)	$13,345
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2019
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	32	$—	75	$—	525	$—	5,113,726	$1	132,519	$(496)	$184,998	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	29	—	29
Preferred stock conversion	—	—	(75)	—	(50)	—	43,402	—	—	—	—	—	—
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	16,824	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	—	—	—	—	—	—	900	(1)	—	—	(1)
Balance at March 31, 2019	32	—	—	—	475	—	5,173,952	1	133,419	(497)	185,012	(178,271)	6,245
Net loss	—	—	—	—	—	—	—	—	—	—	—	(875)	(875)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	24	—	24
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	(75,000)	382	(382)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	24,000	(34)	—	—	(34)
Balance at June 30, 2019	32	—	—	—	475	—	5,173,952	1	82,419	(149)	184,650	(179,146)	5,356
Net loss	—	—	—	—	—	—	—	—	—	—	—	(640)	(640)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	14	—	14
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	65,000	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	16,000	(16)	—	—	(16)
Balance at September 30, 2019	32	$—	—	$—	475	$—	5,238,952	$1	98,419	$(165)	$184,660	$(179,786)	$4,710

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,598)	$(2,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,392	461
Bad debt expense	14	12
Amortization of debt discount	53	—
Amortization of right of use asset	834	37
Payments on lease liability	(895)	(43)
Stock-based compensation	89	67
Loss on foreign currency remeasurement	—	1
Change in inventory	—	—
Impairment charges - property and equipment	126	20
Impairment charges - goodwill	541	453
Changes in operating assets and liabilities:
Accounts receivable	322	270
Inventory	689	—
Prepaid expenses and other current assets	240	171
Other assets	(32)	25
Accounts payable	15	202
Accrued expenses and other current liabilities	(184)	(219)
Deferred revenue	72	(12)
Other liabilities	(3)	—
Net cash used in operating activities	(4,325)	(668)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(17)
Net cash used in investing activities	(8)	(17)
Cash flows from financing activities:
Proceeds from PPP Loan	2,417	—
Purchase of treasury stock	(16)	(51)
Net cash provided by (used in) financing activities	2,401	(51)
Decrease in cash and cash equivalents	(1,932)	(736)
Cash at beginning of period	4,602	2,007
Cash at end of period	$2,670	$1,271

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$159	$—
Non-cash investing and financing activities:
Issuance preferred stock in exchange for accrued dividends	99	—
Accrued preferred stock dividends	12	23
Issuance of common stock for vested restricted stock units	$—	$382
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interest of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries” and, such transaction, the “Acquisition”); see further discussion in Note 3 - Oblong Industries Acquisition. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Acquisition, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Acquisition. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

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

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. Because the closing of the Acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2019 included in this Report do not reflect Oblong Industries’ financial results.

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

Segments

Prior to the Acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries have been managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business, which includes managed services for video collaboration and network applications, and 2) the Oblong Industries business, which includes products and services for visual collaboration technologies. See Note 12 - Segment Reporting for further discussion.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. During the three and nine months ended September 30, 2020, the Company recorded asset impairment charges on property and equipment of $117,000 and $126,000, respectively, for the discontinued use of, or disposal of, property and equipment. These charges are included in “Impairment Charges” on our condensed consolidated statement of operations. The impairment charges related to property and equipment for the three and nine months ended September 30, 2019 were $20,000.

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

Note 2 - Liquidity and Going Concern Uncertainty

As of September 30, 2020, we had $2,670,000 of cash, $5,609,000 of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement, obligations of $2,417,000 under the Paycheck Protection Program loan, and a working capital deficit of $3,245,000. For the nine months ended September 30, 2020, we incurred a net loss of $8,598,000 and used $4,325,000 of net cash in operating activities.

During the nine months ended September 30, 2020, we received cash proceeds of $2,417,000 from a loan made to the Company by MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid Relief, and Economic Security (CARES) Act (the “PPP Loan”). See further discussion of the PPP Loan in Note 8 - Debt.

As of September 30, 2020, the SVB Loan Agreement provided that interest-only payments were due through September 30, 2020, after which monthly principal payments of $291,500, plus interest, were payable in order to fully repay the loan by March 1, 2022. Subsequent to the period of this Report, in October 2020, the Company: (i) completed a private placement of common stock for gross proceeds of $2,973,000, and (ii) completed an agreement with SVB to satisfy all outstanding obligations of $5,609,000 under the SVB Loan Agreement in exchange for a one-time cash payment of $2,500,000. See further discussion of these transactions in Note 14 - Subsequent Events.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and any debt service obligations under the PPP Loan. While our Acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. However, we have achieved certain cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development, sales, and marketing expenses by $1,813,000, or 40%, from the first quarter of 2020 as compared to the third quarter of 2020 (or a total of $4,560,000 in the first quarter of 2020 as compared to $2,747,000 in the third quarter of 2020). We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

The condensed consolidated statements of operations for the three and nine months ended September 30, 2020 include $1,942,000 and $6,669,000 of revenue, respectively, and net losses of $334,000 and $3,839,000, respectively, related to Oblong Industries. The Company's unaudited pro forma results for the three and nine months ended September 30, 2019 are summarized in the table below, assuming the Acquisition had occurred on January 1, 2019. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the Acquisition occurred on January 1, 2019, nor to be indicative of future results of operations.

	Pro forma and unaudited (as if the Acquisition of Oblong Industries had occurred on January 1, 2019)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	($ in thousands)	($ in thousands)
Revenue
Glowpoint	$2,370	$7,403
Oblong Industries	$4,259	$12,758
Pro forma total revenue	$6,629	$20,161
Net loss
Glowpoint	$640	$2,113
Oblong Industries	$3,756	$12,782
Pro forma net loss	$4,396	$14,895

Note 4 - Inventory

Inventory was $1,126,000 and $1,816,000 as of September 30, 2020 and December 31, 2019, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to the Oblong Industries business. Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, and any such amounts are written off to expense.

Note 5 - Goodwill

As of September 30, 2020 and December 31, 2019, goodwill was $7,366,000 and $7,907,000, respectively. As of September 30, 2020, goodwill was comprised of $7,366,000 recorded in connection with the October 1, 2019 Acquisition of Oblong Industries. As of December 31, 2019, goodwill was comprised of (i) $7,366,000 recorded in connection with the October 1, 2019 Acquisition of Oblong Industries and (ii) $541,000 related to the Glowpoint reporting unit as discussed below.
We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Following the Acquisition of Oblong Industries, the Company operated two reporting units, Glowpoint and Oblong Industries. During the nine months ended September 30, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units as of March 31. To determine the fair value of each reporting unit for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, therefore no impairment charge was required for the three or nine months ended September 30, 2020. For the Glowpoint reporting unit, we recorded an impairment charge on goodwill of $541,000 at March 31, 2020 as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as “Impairment Charges” on our condensed consolidated Statements of Operations. The Glowpoint reporting unit’s impairment charges for the nine months ended September 30, 2019 were $453,000.

The activity in goodwill during the nine months ended September 30, 2020 and the year ended December 31, 2019 is shown in the following table ($ in thousands):

Goodwill	Glowpoint	Oblong Industries	Total
Balance December 31, 2018	$2,795	$—	$2,795
Impairment charges	(2,254)	—	(2,254)
Acquisition	—	7,366	7,366
Balance December 31, 2019	541	7,366	7,907
Impairment charges	(541)	—	(541)
Balance September 30, 2020	$—	$7,366	$7,366

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 6 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Glowpoint
Customer Relationships	$4,335	$(4,335)	$—	$4,335	$(4,335)	$—
Affiliate network	994	(718)	276	994	(666)	328
Trademarks	548	(548)	—	548	(504)	44
Subtotal	$5,877	$(5,601)	$276	$5,877	$(5,505)	$372

Oblong Industries
Developed technology	10,060	(2,016)	8,044	10,060	(504)	9,556
Trade names	2,410	(241)	2,169	2,410	(60)	2,350
Distributor relationships	310	(62)	248	310	(16)	294
Subtotal	$12,780	$(2,319)	$10,461	$12,780	$(580)	$12,200
Total	$18,657	$(7,920)	$10,737	$18,657	$(6,085)	$12,572

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim impairment test of intangible assets for both reporting units. During the three months ended September 30, 2020, we did not identify any triggering events, therefore no impairment charges were required for the three and nine months ended September 30, 2020. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350.

The weighted average lives for the components of intangible assets are as follows:

Glowpoint
Affiliate network	12 years
Trademarks	8 years

Oblong Industries
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $611,000 and $1,835,000 for the three and nine months ended September 30, 2020, respectively. Related amortization expense was $32,000 and $95,000 for the three and nine months ended September 30, 2019, respectively. The increase is the result of the October 1, 2019 Acquisition of Oblong Industries.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2020	$597
2021	2,388
2022	2,386
2023	2,378
2024	1,844
Thereafter	1,144
Total	$10,737

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued compensation costs	$627	$810
Other accrued expenses and liabilities	858	843
Accrued dividends on Series A-2 Preferred Stock	4	99
Accrued expenses and other liabilities	$1,489	$1,752

Note 8 - Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
SVB Loan Principal	$5,609	$5,609
PPP Loan Principal	2,417	—
Total Loan Principal	8,026	5,609
Less: Unamortized SVB debt discount	(49)	(102)
Net carrying value	7,977	5,507
Less: SVB current maturities, net of debt discount	3,465	2,664
Less: PPP current maturities	1,477	—
Total current maturities, net of debt discount	4,942	2,664
Long-term SVB obligations, net of current maturities and debt discount	2,095	2,843
Long-term PPP obligations, net of current maturities	940	—
Total long-term obligations, net of current maturities and debt discount	$3,035	$2,843

Future minimum principal payments are as follows (in thousands):

Future Minimum Principal Payments	SVB Loan	PPP Loan	Total
Remainder of 2020	$874	$269	$1,143
2021	3,498	1,611	5,109
2022	1,237	537	1,774
	$5,609	$2,417	$8,026

Silicon Valley Bank Loan Agreement and Warrant

Subsequent to the period of this report, the Company and SVB completed an agreement to satisfy all outstanding obligations under the SVB Loan Agreement. As a result, as of the filing date of this Report, the Company has no outstanding obligations under the SVB Loan Agreement. For further discussion, see Note 14 - Subsequent Events.

On October 1, 2019, in connection with the Acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and SVB, as lender, executed an amendment to the SVB Loan Agreement. On October 24, 2019, GP Communications joined the SVB Loan Agreement as an additional co-borrower. The SVB Loan Agreement provided for a term loan facility of approximately $5,247,000, (the “SVB Loan”), all of which was outstanding at December 31, 2019 and September 30, 2020. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the“Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the SVB Loan Agreement through September 30, 2020, after which equal monthly principal payments of $291,500 were payable over an eighteen month period from October 1, 2020 through March 1, 2022 (the “Maturity Date”) to fully repay the loan. The SVB Loan originally accrued interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 6.75% as of December 31, 2019). In connection with the Amendment, the interest rate under the Loan was increased to the Prime Rate plus 425 basis points (for a total of 7.50% as of September 30, 2020).

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”) and ii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “SVB Warrant”). Pursuant to the Amendment, the due date for the Deferral Fee was changed to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement. The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model. The total obligations under the SVB Loan Agreement were $5,609,000, comprised of $5,247,000 for the SVB Loan, the Deferral Fee and the Maturity Fee of $262,000 that was assumed on October 1, 2019 as part of the Acquisition. The Deferral Fee, the fair value of the SVB Warrant, and $20,000 of debt issuance costs totaled $192,000 and was recorded as a discount to the debt. This debt discount is being amortized to interest expense using the effective interest method over the term of the debt.  During the three and nine months ended September 30, 2020, the Company amortized $8,000 and $53,000 of the debt discount, respectively, which is recorded in “Interest and other expense, Net” on our condensed consolidated Statements of Operations. The remaining unamortized debt discount as of September 30, 2020 and December 31, 2019 was $49,000 and $102,000, respectively.

The obligations under the SVB Loan Agreement were secured by substantially all of the assets of Oblong and its subsidiaries. The SVB Loan Agreement contained certain restrictions and covenants, which, among other things, subject to certain exceptions, restricted the Company’s ability to dispose of any portion of its business or property, engage in certain material changes to its business, enter into a merger, incur additional debt or make guarantees, pay dividends or make distribution payments on, or redeem, retire, or repurchase any capital stock (subject to certain exceptions), create liens or other encumbrances, or enter into related party transactions outside of the ordinary course of business. The SVB Loan Agreement also contained customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and the Company’s de-listing from the NYSE American without a listing of its Common Stock on another nationally recognized stock exchange. Upon the occurrence of an event of default, the outstanding obligations under the SVB Loan Agreement could be accelerated and become immediately due and payable.

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

Note 9 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of September 30, 2020, there were: (i) 100 shares of Perpetual Series B-1 Preferred Stock authorized and no shares issued or outstanding; (ii) 7,500 shares of Series A-2 Convertible Preferred Stock authorized and 45 shares issued and outstanding (the “Series A-2 Preferred Stock”); (iii) 2,800 shares of 0% Series B Convertible Preferred Stock (“Series B Preferred Stock”) authorized and no shares issued and outstanding; (iv) 1,750 shares of 0% Series C Convertible Preferred Stock (“Series C Preferred Stock”) authorized and 250 shares issued and outstanding; (v) 4,000 shares of Series D Convertible Preferred Stock authorized and no shares issued or outstanding; (vi) 100 shares of Perpetual Series B Preferred Stock authorized and no shares issued or outstanding; (vii) 1,750,000 shares of 6.0% Series D Convertible Preferred Stock (“Series D Preferred Stock”) authorized and 1,702,010 shares issued and outstanding; and (viii) 175,000 shares of 6.0% Series E Convertible Preferred Stock (“Series E Preferred Stock”) authorized and 131,579 shares issued and outstanding.

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $21.60 as of September 30, 2020. Therefore, each share of Series A-2 Preferred Stock is convertible into 345 shares of common stock, for an aggregate of 15,625 shares of common stock as of September 30, 2020. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

Subsequent to the period of this Report, the Company entered into a securities purchase agreement for the issuance of 1,043,000 shares of the Company’s Common Stock at the price of $2.85 per share. Due to this issuance, and in accordance with the provisions of the Series A-2 Preferred Stock, the conversion price of the Series A-2 Preferred Stock was reduced to $18.49 per share. This new conversion price results in each share of Series A-2 Preferred Stock being convertible into 405 shares of common stock, for an aggregate of 18,131 shares.

The Series A-2 Preferred Stock is senior to all outstanding classes of the Company’s equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5.0% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of September 30, 2020 and December 31, 2019, the Company has recorded $4,000 and $99,000, respectively, in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the nine months ended September 30, 2020, $99,000 of accrued dividends as of December 31, 2019, were exchanged for 13 shares of Series A-2 Preferred Stock. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

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

Series C Preferred Stock

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the nine months ended September 30, 2020 and 2019, 225 and 50 shares of Series C Preferred Stock were converted to 75,000 and 16,667 shares of the Company’s common stock, respectively. As of September 30, 2020, 250 shares of Series C Preferred Stock remained issued and outstanding.

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

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D Preferred Stock will be increased by the amount of such dividend payment. As of September 30, 2020, no dividends have been accrued.

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

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2019 or December 18, 2019, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series E Preferred Stock will be increased by the amount of such dividend payment. As of September 30, 2020, no dividends have been accrued.

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

If the Series D and Series E Preferred Stock had been converted to common stock as of September 30, 2020, 17,020,100 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 5,242,558 to 23,578,448. Both the Series D and Series E Preferred Stock remain outstanding as of September 30, 2020 and as of the filing of this Report. The Company intends to file a new listing application with the NYSE American as soon as possible upon satisfying the initial listing standards. Among other requirements, these standards require the Company to have at least $15 million of non-affiliate public float, which, under the Company’s current financial situation, may be difficult or impossible for the Company to satisfy.

Note 10 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaces the Glowpoint, Inc. 2014 Equity Incentive Plan (the “Prior Plan”), which was adopted by the Company’s Board of Directors on April 22, 2014, and subsequently approved by the Company’s stockholders. Following approval of the 2019 Plan, the Company terminated the Prior Plan and may no longer make grants under the Prior Plan; however, any outstanding equity awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan. As of September 30, 2020, no restricted stock units were outstanding under the Prior Plan. As of September 30, 2020, the share pool available for new grants under the 2019 Plan is 3,021,000, which is equal to the sum of (i) 2,600,000 shares of the Company’s Common Stock and (ii) the 421,000 shares of the Company’s Common Stock that remained available for issuance under the Prior Plan. No equity awards were granted under the 2019 Plan during the nine months ended September 30, 2020.

2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect in accordance with their terms. As of September 30, 2020, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

For the nine months ended September 30, 2020 and the year ended December 31, 2019, other than the options granted to certain former holders of options to purchase shares of Oblong Industries’ common stock, for which no stock-based compensation was recorded as discussed below, no stock options were granted.

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the nine months ended September 30, 2020 and the year ended December 31, 2019 is presented below:

	Outstanding and Exerciseable
	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90
Exchanged for Oblong Industries stock options	107,845	4.92
Expired	(440)	16.48
Forfeited	(10,063)	23.20
Options outstanding, December 31, 2019	215,345	12.27
Expired	(107,845)	4.92
Options outstanding and exercisable, September 30, 2020	107,500	$19.64

Additional information as of September 30, 2020 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	2,500	2.70	$9.00
$10.01 – $20.00	97,500	2.31	19.32
$20.01 – $30.00	2,500	1.68	21.80
$30.01 – $40.00	5,000	1.45	30.20
	107,500	2.26	$19.64

In connection with the Acquisition, all options to purchase shares of Oblong Industries’ common stock held by previously terminated employees of Oblong Industries were assumed by the Company and deemed, in the aggregate, to constitute options to acquire a total of 107,845 shares of the Company’s common stock, at a volume weighted average exercise price of $4.92 per share and a remaining exercise period of one year. These options all expired on September 30, 2020. No stock-based compensation expense was recorded in the three and nine months ended September 30, 2020 for these stock options as the value for these options was recorded as part of the consideration of the Acquisition given that these options were issued to terminated employees.

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at September 30, 2020 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the nine months ended September 30, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Shares	Weighted Average Grant Date Price
Unvested restricted stock outstanding, December 31, 2018	11,320	$14.88
Granted	—	—
Vested	(1,372)	15.72
Forfeited	(9,321)	14.70
Unvested restricted stock outstanding, December 31, 2019	627	15.80
Unvested restricted stock outstanding, September 30, 2020	627	$15.80

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	—	—	—	3
	$—	$—	$—	$3

The unvested restricted stock award as of September 30, 2020 was issued in 2014 and vests over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no unrecognized stock-based compensation expense for restricted stock awards for the period ended September 30, 2020.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the nine months ended September 30, 2020 and the year ended December 31, 2019, is presented below:

	Restricted Stock Units	Weighted Average Grant Price
Unvested restricted stock units outstanding, December 31, 2018	503,518	$1.94
Granted	55,479	1.30
Vested	(114,505)	3.05
Forfeited	(421,158)	1.54
Unvested restricted stock units outstanding, December 31, 2019	23,334	2.20
Vested	(23,334)	2.20
Unvested restricted stock units outstanding, September 30, 2020	—	$—

As of September 30, 2020, 28,904 vested RSU’s remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSU’s.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$—	$2	$—	$10
Research and development	—	2	—	11
Sales and marketing	—	—	—	—
General and administrative	—	10	6	43
	$—	$14	$6	$64

There was no remaining unrecognized stock-based compensation expense for restricted stock units at September 30, 2020.

There was no tax benefit recognized for stock-based compensation expense for the nine months ended September 30, 2020 or the year ended December 31, 2019. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

Restricted Series D Preferred Stock

In connection with the Acquisition, all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong Industries were canceled and exchanged for an aggregate of 49,967 shares of Restricted Series D Preferred Stock, which are subject to vesting over a two-year period following the Closing Date.

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2020	2020	2019
Research and development	$11	$39	$—
Sales and marketing	7	17	—
General and administrative	10	27	—
	$28	$83	$—

During the three and nine months ended September 30, 2020, 1,086 and 32,891 shares of Restricted Series D Preferred Stock were forfeited, respectively. As of September 30, 2020, 5,123 shares of Restricted Series D Preferred Stock remain outstanding. The remaining unrecognized stock-based compensation expense for Restricted Series D Preferred Stock at September 30, 2020 was $57,000, and will be recognized over a weighted average period of 1 year.

Note 11 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at September 30, 2020 and 2019, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three and nine months ended September 30, 2020 and 2019, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,085)	$(640)	$(8,598)	$(2,113)
Less: preferred stock dividends	(4)	(4)	(12)	(23)
Net loss attributable to common stockholders	$(2,089)	$(644)	$(8,610)	$(2,136)
Denominator:
Weighted-average number of shares of common stock for diluted net loss per share	5,257	5,184	5,237	5,128
Basic and diluted net loss per share	$(0.40)	$(0.12)	$(1.64)	$(0.42)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Nine Months Ended
	September 30,
	2020	2019
Unvested restricted stock units	—	23,334
Outstanding stock options	107,500	107,500
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	15,545	10,978
Shares of common stock issuable upon conversion of Series C preferred stock	83,333	158,333
Shares of common stock issuable upon conversion of Series D preferred stock	17,020,100	—
Shares of common stock issuable upon conversion of Series E preferred stock	1,315,790	—
Warrants	72,394	—

Note 12 - Segment Reporting

Prior to the Acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: (1) the Glowpoint (now named Oblong) business, which mainly consists of managed services for video collaboration and network applications; and (2) the Oblong Industries business, which consists of products and services for visual collaboration technologies.

Because the closing of the Acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 included in this Report only reflect Oblong Industries’ financial results for the first through third quarters of 2020.

Certain information concerning the Company’s segments for the three and nine months ended September 30, 2020 is presented in the following tables (in thousands):

	Three Months ended September 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$1,324	$1,942	$3,266
Cost of revenues	893	719	1,612
Gross profit	$431	$1,223	$1,654
Gross profit %	33%	63%	51%

Allocated operating expenses	$1,187	$1,477	$2,664
Unallocated operating expenses			980
Total operating expenses	$1,187	$1,477	$3,644

Loss from operations	$(756)	$(254)	$(1,990)
Interest and other expense, net	5	90	95
Net loss	$(761)	$(344)	$(2,085)

	Nine Months Ended September 30,
	Glowpoint	Oblong Industries	Total
Revenue	$4,741	$6,669	$11,410
Cost of revenues	2,948	2,736	5,684
Gross profit	$1,793	$3,933	$5,726
Gross profit %	38%	59%	50%

Allocated operating expenses	$3,398	$7,545	$10,943
Unallocated operating expenses			3,059
Total operating expenses	$3,398	$7,545	$14,002

Loss from operations	$(1,605)	$(3,612)	$(8,276)
Interest and other expense, net	12	310	322
Net loss	$(1,617)	$(3,922)	$(8,598)

Unallocated operating expenses include costs for the three and nine months ended September 30, 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.
For the three and nine months ended September 30, 2020 and 2019, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months ended September 30,
	2020	2019
Domestic	$2,080	$1,571
Foreign	1,186	799
	$3,266	$2,370

	Nine Months Ended September 30,
	2020	2019
Domestic	$7,536	$5,042
Foreign	3,874	2,361
	$11,410	$7,403

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months ended September 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$249	8%	$1,317	56%
Network services	1,028	31%	969	41%
Professional and other services	47	1%	84	4%
Total Glowpoint revenue	$1,324	40%	$2,370	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$1,686	52%	—	—%
Professional services	—	—%	—	—%
Licensing	256	8%	—	—%
Total Oblong Industries revenue	$1,942	60%	—	—%
Total revenue	$3,266	100%	$2,370	100%

	Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,847	16%	$4,335	59%
Network services	2,719	24%	2,879	39%
Professional and other services	175	2%	189	3%
Total Glowpoint revenue	4,741	42%	7,403	100%

Revenue: Oblong Industries
Visual collaboration product offerings	4,931	43%	—	—%
Professional services	898	8%	—	—%
Licensing	840	7%	—	—%
Total Oblong Industries revenue	6,669	58%	—	—%
Total revenue	$11,410	100%	$7,403	100.00%

Glowpoint’s fixed assets were 100% located in domestic markets as of September 30, 2020 and December 31, 2019. Oblong Industries’ long-lived assets were located 88% in domestic and 12% in foreign markets as of September 30, 2020.
The disaggregation of the Company’s total assets as of September 30, 2020 is presented below (in thousands):

	As of September 30, 2020
	Glowpoint	Oblong	Total
Total assets	$3,370	$23,872	$27,242

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended September 30,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	20%	26%
Customer B	Oblong Industries	12%	—%
Customer C	Glowpoint	*	25%
* The amount did not exceed 10% of the Company’s consolidated total revenues.

		Nine Months Ended September 30,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Glowpoint	17%	23%
Customer B	Oblong Industries	19%	—%
Customer C	Glowpoint	*	27%

* The amount did not exceed 10% of the Company’s consolidated total revenues.

Concentration of accounts receivable was as follows:

		As of September 30, 2020
		2020	2019
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Glowpoint	20%	15%
Customer B	Oblong Industries	*	—%
Customer C	Glowpoint	*	51%
Customer E	Oblong Industries	15%	—%

* The amount did not exceed 10% of the Company’s consolidated total accounts receivable.

Note 13 - Commitments and Contingencies

Operating Leases

We lease office and warehouse space in Los Angeles, California; Boston, Massachusetts; Dallas, Texas; Los Altos, California; Herndon, Virginia; and Munich, Germany. These leases expire between October 2020 and 2023. Lease expense for the three and nine months ended September 30, 2020 and 2019 were $267,000, $915,000, $52,000, and $153,000, respectively. The year over year increases are the result of acquiring lease obligations as part of the October 1, 2019 Acquisition of Oblong Industries.

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

The following provides balance sheet information related to leases as of September 30, 2020 (in thousands):

September 30, 2020
Assets
Operating lease, right-of-use asset, net	$1,665

Liabilities
Current portion of operating lease liabilities	$907
Operating lease liabilities, net of current portion	889
Total operating lease liabilities	$1,796

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments
Remainder of 2020	$258
2021	968
2022	566
2023	116
Total lease payments	$1,908
Effect of discounting	(112)
Total lease liability	$1,796

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $99,000 and $111,000, respectively, using an estimated incremental borrowing rate of 7.75%. On October 1, 2019 (the closing date of the Acquisition of Oblong Industries), the Company recognized ROU assets and lease liabilities for Oblong Industries of approximately $3,376,000 and $3,578,000, respectively, using an estimated incremental borrowing rate of 6%. The ROU assets and lease liabilities are recorded on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020, non-cash immaterial out-of-period adjustments of approximately $195,000 were recorded to reduce the right of use asset and lease liability. These adjustments related to an error in the calculation of these amounts, in connection with the Oblong Acquisition.

During the nine months ended September 30, 2020, the Company entered into one new lease, in Los Angeles, for warehouse space. The new lease commences on September 1, 2020 and has a term of 18 months. The new lease resulted in an addition to ROU Assets, and corresponding increase to lease liability, of $116,000.

During the nine months ended September 30, 2020, the Company exited four of its leases, one in New York, one in London, one in Atlanta, and one in Los Angeles. The New York and London leases were exited in April 2020 when the Company elected not to renew the leases. The Atlanta and Los Angeles leases were exited in July 2020 and August 2020, respectively, when the Company negotiated terminations of the leases. These lease exits resulted in the reduction of ROU assets and the reduction of lease Liability.

The New York ROU Asset was fully amortized, and the lease liability had been fully paid, as of the date of exit resulting in a net effect of zero on the ROU asset and operating lease liability on the Company’s unaudited Condensed, Consolidated Balance Sheet durng the first quarter of 2020.

The Company had originally planned to renew the London Lease, and, pursuant to ASC 842, had recorded additional operating lease liability and ROU Asset value. Upon the exit of the London Lease, the Company recorded a disposal of ROU Asset value, and corresponding reduction of operating lease liability, of $214,000 on the Company’s unaudited Condensed, Consolidated Balance Sheet during the first quarter of 2020.

On April 24, 2020, the Company signed an amendment to the lease on our Los Angeles warehouse in order to exit the lease early. The original termination date of the lease was the end of May 2022 and we exited the lease at the end of August 2020. This transaction resulted in the disposal of $317,000 in ROU assets and a reduction of $333,000 of lease liability during the second quarter of 2020.

On July 31, 2020, the Company entered into a termination agreement related to our lease in Atlanta. The original termination date of the lease was the end of October 2020 and the termination agreement allows for the termination of the lease on July 31, 2020, in exchange for a cancellation fee of $10,000. Upon exit of the Atlanta lease, the Company recorded a disposal of ROU Asset value of $18,000, and a reduction of lease liability of $21,000, during the three months ended September 30, 2020.

Claim Related to Series A-2 Preferred Stock

As discussed in Note 3 - Oblong Industries Acquisition, on October 1, 2019, the Company closed its Acquisition of Oblong Industries, in connection with which it became a co-borrower under the SVB Loan Agreement. Following consummation of the Acquisition, the holder of the Company’s Series A-2 Preferred Stock communicated to the Company his belief that the Company’s execution of the joinder to the SVB Loan Agreement without his consent contravened approval rights in the Series A-2 Certificate of Designations. The Company has not accrued any liabilities for this matter as of September 30, 2020. As of the filing of this Report, there has been no further update regarding this matter.

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

Effective April 30, 2020, an existing major customer of the Company suspended certain professional services we provided to the them, due to cost cutting measures due to COVID-19. These services accounted for $1.0 million (9%) of the Company’s revenue for the nine months ended September 30, 2020, none of which occurred during the three months ended September 30,

2020. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows, all of which cannot be predicted at this time.

Note 14 - Subsequent Events

Private Placement Transaction

On October 21, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Purchasers”), providing for the offer and sale by the Company to the Purchasers in a private placement of (i) 1,043,000 shares of the Company’s common stock, at a price of $2.85 per share in cash, and (ii) warrants to purchase up to 521,500 shares of common stock, for gross proceeds of $2,973,000 before deducting placement agent fees and other offering expenses (the “Private Placement”). The Private Placement closed, and the net proceeds were received, on October 22, 2020.

The net proceeds of the Private Placement were used by the Company to make the Satisfaction Payment discussed under “SVB Agreement” below.

SVB Agreement

On October 22, 2020, the Company entered into an agreement (the “Satisfaction Agreement”) with certain of its subsidiaries, Oblong Industries, Inc. and GP Communications, LLC (the “Guarantors”), and SVB as lender, pursuant to which SVB agreed to accept a one-time cash payment of $2,500,000 (the “Satisfaction Payment”) in satisfaction of the Company’s outstanding payment obligations under the SVB Loan Agreement, effective immediately, subject to certain terms and conditions. See Note 8 - Debt for further discussion of the SVB Loan Agreement. SVB also agreed to release the security interests and other liens previously granted to or held by SVB as security for the Company’s obligations under the SVB Loan Agreement, as well as the Guarantors’ guarantees thereof. The Company made the Satisfaction Payment on October 22, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and is a provider of patented multi-stream collaboration technologies and managed services for video collaboration and network applications. Prior to March 6, 2020, Oblong, Inc. was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, Glowpoint closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated September 12, 2019, by and among Glowpoint, Oblong Industries and Glowpoint Merger Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of Glowpoint (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub merged with and into Oblong Industries, with Oblong Industries surviving as a wholly owned subsidiary of Glowpoint (the “Acquisition”). See further discussion of the Acquisition in Note 3 - Oblong Industries Acquisition to our condensed consolidated financial statements attached hereto. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Acquisition, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Acquisition. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

Since the closing of the Acquisition on October 1, 2019, we have been focused on the integration of the former businesses of Glowpoint and Oblong Industries into a combined organization. While our Acquisition of Oblong Industries does provide additional revenues to the combined organization, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. However, we have achieved certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development and sales and marketing expenses from $5,656,000 in the fourth quarter of 2019 to $4,560,000 in the first quarter of 2020, then to $3,637,000 in the second quarter of 2020, and then to $2,747,000 in the third quarter of 2020. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings in the Cisco sales channel with the goal of increasing adoption and growing revenue. We expect to continue operating Glowpoint’s former business in the future as part of our combined organization; however, we expect to focus the majority of our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings. We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings. See “Part I. Item 1. Business Overview and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 10-K for further discussion.

Oblong’s Results of Operations

Three Months Ended September 30, 2020 (the “2020 Third Quarter”) compared to the Three Months Ended September 30, 2019 (the “2019 Third Quarter”)

Segment Reporting

As discussed above, on October 1, 2019, the Company acquired Oblong Industries, and Oblong Industries became a wholly owned subsidiary of the Company. Prior to the Acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies.

Because the closing of the Acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2019 included in this Report do not include Oblong Industries’ financial results. Certain information concerning the Company’s segments for the three months ended September 30, 2020 and 2019 is presented in the following table (in thousands):

	Three Months Ended September 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$1,324	$1,942	$3,266
Cost of revenues	893	719	1,612
Gross profit	$431	$1,223	$1,654
Gross profit %	33%	63%	51%

Allocated operating expenses	$1,187	$1,477	$2,664
Unallocated operating expenses			980
Total operating expenses	$1,187	$1,477	$3,644

Loss from operations	$(756)	$(254)	$(1,990)
Interest and other expense, net	5	90	95
Net loss	$(761)	$(344)	$(2,085)

Unallocated operating expenses include costs during the 2020 Third Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for the three months ended September 30, 2019 on a pro forma basis (as if the Acquisition of Oblong Industries had occurred on January 1, 2019), was $6.6 million.

Pro forma and unaudited (as if the Acquisition of Oblong Industries had occurred on January 1, 2019)
Three Months Ended September 30, 2019
($ in thousands)
Revenue
Glowpoint	$2,370
Oblong Industries	$4,259
Pro forma total revenue	$6,629
Net loss
Glowpoint	$640
Oblong Industries	$3,756
Pro forma net loss	$4,396

Revenue. Total revenue increased $896,000 (or 38%) to $3,266,000 in the 2020 Third Quarter from $2,370,000 in the 2019 Third Quarter. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$249	8%	$1,317	56%
Network services	1,028	31%	969	41%
Professional and other services	47	1%	84	4%
Total Glowpoint revenue	$1,324	40%	$2,370	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$1,686	52%	$—	—%
Professional services	—	—%	$—	—%
Licensing	256	8%	$—	—%
Total Oblong Industries revenue	$1,942	60%	$—	—%
Total revenue	$3,266	100%	$2,370	100%

Glowpoint

•Revenue for managed services for video collaboration services decreased $1,068,000 (or 81%) to $249,000 in the 2020 Third Quarter from $1,317,000 in the 2019 Third Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services increased $59,000 (or 6%) to $1,028,000 in the 2020 Third Quarter from $969,000 in the 2019 Third Quarter.

•Revenue for professional and other services decreased $37,000 (or 44%) to $47,000 in the 2020 Third Quarter from $84,000 in the 2019 Third Quarter. This decrease is mainly attributable to lower revenue from existing customers related to equipment purchases.

Oblong Industries
•The increase in revenue in each of the different components was attributable to the Acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue for the 2020 Third Quarter as compared to no revenue for the 2019 Third Quarter.

•The decrease from the pro forma revenue for the three months ended September 30, 2019 shown above as compared to revenue for the 2020 Third Quarter was mainly attributable to (i) a decrease in revenue from our product offerings due to both delayed fulfillment and delays in order placement as a result of the novel Coronavirus (COVID-19) pandemic, and (ii) a decrease in custom professional services revenue as an existing customer cancelled such services effective April 30, 2020 as a result of COVID-19.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

	For the Three Months Ended September 30,
	2020	2019
Cost of Revenue
Glowpoint	$893	$1,582
Oblong Industries	719	—
Total cost of revenue	$1,612	$1,582

Cost of revenue decreased to $1,612,000 in the 2020 Third Quarter from $1,582,000 in the 2019 Third Quarter. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in Glowpoint revenue between the 2020 Third Quarter and the 2019 Third Quarter, offset by the inclusion of the cost of revenue for Oblong Industries for the 2020 Third Quarter. The Company’s gross profit as a percentage of revenue increased to 51% in the 2020 Third Quarter as compared to 33% in the Third Quarter 2019. This increase is due to inclusion of Oblong Industries’ gross profit 63% in the 2020 Third Quarter. Glowpoint’s gross profit of 33% remained constant quarter over quarter.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $747,000 in the 2020 Third Quarter from $190,000 in the 2019 Third Quarter. This increase is primarily attributable to $618,000 of research and development expenses for Oblong Industries in the 2020 Third Quarter with no expenses included for Oblong Industries in the Third Quarter 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019, offset by reductions in the Glowpoint related expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $668,000 in the 2020 Third Quarter from $38,000 in the 2019 Third Quarter. This increase is primarily attributable to $632,530 of sales and marketing expenses for Oblong Industries in the 2020 Third Quarter with no expenses included for Oblong Industries in the Third Quarter 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019, offset by reductions in the Glowpoint related expenses.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased to $1,332,000 in the 2020 Third Quarter from $1,035,000 in the 2019 Third Quarter. This $297,000 increase is primarily attributable to $307,000 of general and administrative expenses for Oblong Industries for the 2020 Third Quarter with no expenses included for Oblong Industries in the Third Quarter 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019, offset by reductions in Glowpoint related expenses.

Impairment Charges. Impairment charges in the 2020 Third Quarter were $117,000 as compared to $20,000 in the 2019 Third Quarter. The impairment charges for the for both periods are primarily attributable to impairment charges on property and equipment no longer in service.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $780,000 in the 2020 Third Quarter from $145,000 in the 2019 Third Quarter. This increase is mainly attributable to $710,000 of depreciation and amortization expense recorded in the 2020 Third Quarter related to assets recorded in connection with the Acquisition of Oblong Industries.

Loss from Operations. The Company recorded a loss from operations of $1,990,000 in the 2020 Third Quarter as compared to a loss from operations of $640,000 in the 2019 Third Quarter. This increase in our loss from operations from the 2019 Third Quarter to the 2020 Third Quarter is mainly attributable to the increase in operating expenses discussed above, partially offset by an increase in gross profit as discussed above.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Segment Reporting

As discussed above, on October 1, 2019, the Company acquired Oblong Industries, and Oblong Industries became a wholly owned subsidiary of the Company. Prior to the Acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Following October 1, 2019, the former businesses of Glowpoint and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Glowpoint (now named Oblong) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies.

Because the closing of the Acquisition of Oblong Industries occurred on October 1, 2019, the Company’s condensed consolidated financial statements as of and for the Nine Months Ended September 30, 2019 included in this Report do not include Oblong Industries’ financial results. Certain information concerning the Company’s segments for the nine months ended September 30, 2020 and 2019 is presented in the following table (in thousands):

	Nine Months Ended September 30, 2020
	Glowpoint	Oblong Industries	Total
Revenue	$4,741	$6,669	$11,410
Cost of revenues	2,948	2,736	5,684
Gross profit	$1,793	$3,933	$5,726
Gross profit %	38%	59%	50%

Allocated operating expenses	$3,398	$7,545	$10,943
Unallocated operating expenses			3,059
Total operating expenses	$3,398	$7,545	$14,002

Loss from operations	$(1,605)	$(3,612)	$(8,276)
Interest and other expense, net	12	310	322
Net loss	$1,617	$3,922	$(8,598)

Unallocated operating expenses include costs during the Nine Months Ended September 30, 2020 (after the October 1, 2019 Acquisition date) that are not specific to a particular segment but are general to the group; included are expenses incurred for general liability and other insurance, professional fees and other similar corporate expenses. Interest and other expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total net loss for the Nine Months Ended September 30, 2019 on a pro forma basis (as if the Acquisition of Oblong Industries had occurred on January 1, 2019), was $14.9 million.

Pro forma and unaudited (as if the Acquisition of Oblong Industries had occurred on January 1, 2019)
Nine Months Ended September 30, 2019
($ in thousands)
Revenue
Glowpoint	$7,403
Oblong Industries	$12,758
Pro forma total revenue	$20,161
Net loss
Glowpoint	$2,113
Oblong Industries	$12,782
Pro forma net loss	$14,895

Revenue. Total revenue increased $4,007,000 (or 54%) to $11,410,000 in the Nine Months Ended September 30, 2020 from $7,403,000 in the Nine Months Ended September 30, 2019. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue
Revenue: Glowpoint
Video collaboration services	$1,847	16%	$4,335	59%
Network services	2,719	24%	2,879	39%
Professional and other services	175	2%	189	3%
Total Glowpoint revenue	$4,741	42%	$7,403	100%

Revenue: Oblong Industries
Visual collaboration product offerings	$4,931	43%	$—	—%
Professional services	898	8%	—	—%
Licensing	840	7%	—	—%
Total Oblong Industries revenue	$6,669	58%	$—	—%
Total revenue	$11,410	100%	$7,403	100%

Glowpoint

•Revenue for managed services for video collaboration services decreased $2,488,000 (or 57%) to $1,847,000 in the Nine Months Ended September 30, 2020 from $4,335,000 in the Nine Months Ended September 30, 2019. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $160,000 (or 6%) to $2,719,000 in the Nine Months Ended September 30, 2020 from $2,879,000 in the Nine Months Ended September 30, 2019. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $14,000 (or 7%) to $175,000 in the Nine Months Ended September 30, 2020 from $189,000 in the Nine Months Ended September 30, 2019. This decrease is mainly attributable to lower revenue from existing customers related to equipment purchases.

•We expect a continuing decline in revenue from the Glowpoint business given the dynamic and competitive environment for these services.

Oblong Industries
•The increase in revenue in each of the different components was attributable to the Acquisition of Oblong Industries on October 1, 2019 and includes Oblong Industries’ revenue for the Nine Months Ended September 30, 2020 as compared to no revenue for the Nine Months Ended September 30, 2019.

•The decrease from the pro forma revenue for the nine months ended September 30, 2019 shown above as compared to revenue for the nine months ended September 30, 2020 was mainly attributable to (i) a decrease in revenue from our product offerings due to both delayed fulfillment and delays in order placements as a result of the novel Coronavirus (COVID-19) pandemic, and (ii) a decrease in custom professional services revenue as an existing customer cancelled such services effective April 30, 2020 as a result of COVID-19.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers.

	For the Nine Months Ended September 30,
	2020	2019
Cost of Revenue
Glowpoint	$2,948	$4,901
Oblong Industries	2,736	—
Total cost of revenue	$5,684	$4,901

Cost of revenue increased to $5,684,000 in the Nine Months Ended September 30, 2020 from $4,901,000 in the Nine Months Ended September 30, 2019. This increase in cost of revenue is mainly attributable to the inclusion of the cost of revenue for Oblong Industries for the Nine Months Ended September 30, 2020, partially offset by lower costs associated with the decrease in Glowpoint revenue between the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019. The Company’s gross profit as a percentage of revenue increased to 50% in the Nine Months Ended September 30, 2020 as compared to 34% in the Nine Months Ended September 30, 2019. This increase is due to inclusion of Oblong Industries’ gross profit (or 59%) in the Nine Months Ended September 30, 2020 and an increase in Glowpoint’s gross profit from 34% in the Nine Months Ended September 30, 2019 to 38% in the Nine Months Ended September 30, 2020. The increase in Glowpoint’s gross profit was due to reduced personnel costs as a percentage of revenue.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses increased to $3,062,000 in the Nine Months Ended September 30, 2020 from $652,000 in the Nine Months Ended September 30, 2019. This increase is primarily attributable to $2,674,000 of research and development expenses for Oblong Industries in the Nine Months Ended September 30, 2020 with no expenses included for Oblong Industries in the Nine Months Ended September 30, 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019, partially offset by reductions in the Glowpoint related expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2,708,000 in the Nine Months Ended September 30, 2020 from $111,000 in the Nine Months Ended September 30, 2019. This increase is primarily attributable to $2,600,000 of sales and marketing expenses for Oblong Industries in the Nine Months Ended September 30, 2020 with no expenses included for Oblong Industries in the Nine Months Ended September 30, 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased $2,256,000 (or 77%) to $5,173,000 in the Nine Months Ended September 30, 2020 from $2,917,000 in the Nine Months Ended September 30, 2019. This increase is primarily attributable to $2,271,000 of general and administrative expenses for Oblong Industries for the Nine Months Ended September 30, 2020 with no expenses included for Oblong Industries in the Nine Months Ended September 30, 2019 as the Acquisition of Oblong Industries occurred on October 1, 2019.

Impairment Charges. Impairment charges in the Nine Months Ended September 30, 2020 were $667,000 as compared to $473,000 in the Nine Months Ended September 30, 2019. The impairment charges for both periods primarily relate to impairment charges on the Glowpoint reporting unit’s goodwill and impairment charges on property and equipment no longer in service. As of September 30, 2020, there is no remaining goodwill balance for the Glowpoint reporting unit.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,392,000 in the Nine Months Ended September 30, 2020 from $461,000 in the Nine Months Ended September 30, 2019. This increase is mainly attributable to $2,175,000 of depreciation and amortization expense recorded in the Nine Months Ended September 30, 2020 related to assets recorded in connection with the Acquisition of Oblong Industries.

Loss from Operations. The Company recorded a loss from operations of $8,276,000 in the Nine Months Ended September 30, 2020 as compared to a loss from operations of $2,112,000 in the Nine Months Ended September 30, 2019. This increase in our loss from operations is mainly attributable to the increase in operating expenses discussed above, partially offset by an increase in gross profit as discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended September 30, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2019 10-K.

Liquidity and Capital Resources

As of September 30, 2020, we had $2,670,000 of cash, $5,609,000 of total obligations under the Silicon Valley Bank (“SVB”) Loan Agreement, obligations of $2,417,000 under a Paycheck Protection Program loan, and a working capital deficit of $3,245,000. For the nine months ended September 30, 2020, we incurred a net loss of $8,598,000 and used $4,325,000 of net cash in operating activities.

During the nine months ended September 30, 2020, we received cash proceeds of $2,417,000 from a loan made to the Company by MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid Relief, and Economic Security (CARES) Act (the “PPP Loan”). The Company may apply to the Lender for forgiveness of some or all of the Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent, and covered utility payments, in each case incurred by the Company during the twenty four-week period following the Origination Date, calculated in accordance with the terms of the CARES Act. Certain reductions in Company payroll costs during this period may reduce the amount of the PPP Loan eligible for forgiveness. The Company estimates that approximately $2,266,000 of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company. See further discussion of the PPP Loan in Note 8 - Debt.

As of September 30, 2020, the SVB Loan Agreement provided that interest-only payments were due through September 30, 2020, after which monthly principal payments of $291,500, plus interest, were payable in order to fully repay the loan by March 1, 2022.

Subsequent to the period of this Report, in October 2020, the Company: (i) completed a private placement of common stock for gross proceeds of $2,973,000, and (ii) completed an agreement with SVB to satisfy all outstanding obligations of $5,609,000 under the SVB Loan Agreement in exchange for a one-time cash payment of $2,500,000 See further discussion of these transactions in Note 14 - Subsequent Events in our condensed consolidated financial statements.

Future Capital Requirements and Going Concern

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and any debt service obligations under the PPP Loan. While our Acquisition of Oblong Industries does provide additional revenues to the Company, the cost to further develop and commercialize its product offerings is expected to exceed its revenues for the foreseeable future. However, we have achieved certain revenue and cost synergies in connection with combining Glowpoint and Oblong Industries; we reduced the total of general and administrative, research and development and sales and marketing expenses from $5,656,000 in the fourth quarter of 2019, to $4,560,000 in the first quarter of 2020, then to $3,637,000 in the second quarter of 2020, and then to $2,747,000 in third quarter 2020. We also expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on May 15, 2020 (the “2019 Annual Report”) There have been no material changes to these risks during the nine months ended September 30, 2020. The risks described in the 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities by the Company

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. No shares of Common Stock were purchased pursuant to our Stock Repurchase

Program during the three months ended September 30, 2020. As of September 30, 2020, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.

Limitations Upon the Payment of Dividends

The restrictions on the payment of dividends on our common stock have not materially changed during the three months ended September 30, 2020. Our ability to pay cash dividends is limited by the Certificates of Designations governing our Preferred Stock. See Note 9 - Preferred Stock to our condensed consolidated financial statements contained herein for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2020, and incorporated herein by reference).
10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2020, and incorporated herein by reference).
10.2
Agreement, dated October 20, 2020, by and among Oblong, Inc., Oblong Industries, Inc., GP Communications LLC, and Silicon Valley Bank (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2020, and incorporated herein by reference).

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

OBLONG, INC.

November 16, 2020	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

November 16, 2020	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)