Form 10-K
period 2020-12-31
Oblong, Inc.
filed 2021-03-30
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number: 001-35376

OBLONG, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0312442
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

25587 Conifer Road, Suite 105-231
Conifer, CO		80433
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (303) 640-3838

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OBLG	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $6,482,725.

The number of shares of the Registrant’s common stock outstanding as of March 25, 2021 was 26,618,048.

OBLONG, INC.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed in “Item 1A. Risk Factors” and/or listed below. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our expectations relating to the forgiveness of our PPP Loan; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
•customer acceptance and demand for our video collaboration services and network applications;
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
~~•~~our ability to satisfy the standards for continued listing of our common stock on the Nasdaq Capital Market;
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

On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Oblong Industries became a wholly owned subsidiary of the Company (the “Merger”). See further discussion of the Merger in Note 3 - Oblong Industries Acquisition to our consolidated financial statements attached hereto. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger, and (ii) the “combined organization” of Oblong (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (former Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services. Therefore, we expect to focus our future investments in product development and sales and marketing on our efforts to grow revenue from Oblong Industries’ products and service offerings. Glowpoint’s business has experienced revenue declines in recent years which we expect to continue. We plan to seek opportunities in the future to divest some or all of Glowpoint’s business.

Recent Developments

On February 1, 2021, we determined to voluntarily withdraw the listing of the Company’s common stock from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The listing and trading of our common stock on the NYSE American ended on February 11, 2021, and began trading on Nasdaq on February 12, 2021.

The terms of the Company’s Series D and Series E Preferred Stock, par value $0.0001 per share (together, the “Series D and E Preferred Stock”), provided that such shares were automatically convertible into a number of shares of the Company’s common stock equal to the accrued value of the preferred shares (initially $28.50), plus any accrued dividends thereon, divided by the conversion price (initially $2.85 per share, subject to specified adjustments) upon the completion of both (i) approval of such conversion by the Company’s stockholders entitled to vote thereon (which occurred on December 19, 2019); and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization following the Company’s October 2019 acquisition of Oblong Industries from the NYSE American or any such other exchange upon which the Company’s securities are then listed for trading. This conversion condition was completed in its entirety, and the Series D and E Preferred Stock automatically converted to shares of common stock pursuant to their terms, effective upon the commencement of trading of the common stock on Nasdaq in February 2021 as described above.

Following the conversion of the Series D and E Preferred Stock during February 2021, the Company had issued and outstanding no shares of Preferred Stock.

Our Products and Services

Oblong Industries

    Mezzanine™ Product Offerings

Our flagship product is called Mezzanine™, a family of turn-key products that enable dynamic and immersive visual collaboration across multi-users, multi-screens, multi-devices, and multi-locations. Mezzanine™ allows multiple people to share, control and arrange content simultaneously, from any location, enabling all participants to see the same content in its entirety at the same time in identical formats, resulting in dramatic enhancements to both in-room and virtual videoconference presentations. Applications include video telepresence, laptop and application sharing, whiteboard sharing and slides. Spatial input allows content to be spread across screens, spanning different walls, scalable to an arbitrary number of displays and interaction with our proprietary wand device. Mezzanine™ substantially enhances day-to-day virtual meetings with technology that accelerates decision making, improves communication, and increases productivity. Mezzanine™ scales up to support the most immersive and commanding innovation centers; across to link labs, conference spaces, and situation rooms; and down for the smallest work groups. Mezzanine’s digital collaboration platform can be sold as delivered systems in various configurations for small teams to total immersion experiences. The family includes the 200 Series (two display screen), 300 Series (three screen), and 600 Series (six screen). The Company also sells maintenance and support contracts and license agreements.

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

We provide a range of video collaboration services, from automated to orchestrated, to address the spectrum of user experience and business applications, in an effort to drive adoption of video throughout the enterprise. We deliver our services through a hybrid service platform or as a service layer on top of our customers’ video infrastructure. We provide our customers with the following services to meet their videoconferencing needs:

•Managed Videoconferencing is a “high-touch” concierge-based offering where we set up and manage customer videoconferences. Our managed videoconferencing services are offered to our customers on either a usage basis or on a monthly subscription. These services include call scheduling and launching, and videoconference monitoring, support and reporting.

•Remote Service Management provides an overlay to enterprise information technology (“IT”) and channel partner support organizations and provides 24/7 support and management of customer video environments. Our services are designed to align with a globally recognized set of best practices, Information Technology Infrastructure Library (“ITIL”), to standardize processes and communicate through a consistent set of terms with our customers and partners. We leverage an IT service management (“ITSM”) provider, ServiceNow, Inc., to systematically provide Remote Service Management, as well as enable us to integrate with an enterprise’s systems and workflows. We offer, on a monthly subscription basis, three tiers of Remote Service Management options, ranging from remote proactive automated monitoring to end-to-end management to complement the needs of IT support organizations (including 24x7 support desk, incident/problem/change management, site certifications, and service level agreements).

Network Services

Our network services provide our customers around the world with network solutions that ensure reliable, high-quality and secure traffic of video, data and internet. Network services are offered to our customers on a subscription basis. Our network services business carries variable costs associated with the purchasing and reselling of this connectivity. We offer our customers the following networking solutions that can be tailored to each customer’s needs:

•Cloud Connect: Video™: Allows our customers to outsource the management of their video traffic to us and provides the customer’s office locations with a secure, dedicated video network connection to the Oblong Cloud for video communications.

•Cloud Connect: Converge™: Provides customized Multiprotocol Label Switching (“MPLS”) solutions for customers who require a converged network. A converged network is an efficient network solution that combines the customer’s voice, video, data, and Internet traffic over one or more common access circuits. We fully manage and prioritize traffic to ensure that video and other business critical applications run smoothly.

•Cloud Connect: Cross Connect™: Allows the customer to leverage their existing carrier for the extension of a Layer 2 private line to our data center.

Professional and Other Services

Our professional services include onsite support, or dispatch, as well as configuration or customization of equipment or software on behalf of a customer. On a limited basis, we also resell video equipment to our customers.

Sales and Marketing

Oblong Industries has sold its product offerings through both direct customer sales and channel partners. Oblong Industries had six employees engaged in sales and marketing activities at December 31, 2020. In June 2019, Oblong Industries entered into a sales channel partner agreement with Cisco Systems, Inc. As a result, the family of Mezzanine™ product offerings became available globally on the Cisco Global Price List as a part of the Cisco SolutionsPlus Program. This program allows Cisco’s customers and channel partners to purchase Mezzanine™ through Cisco’s Global Price List to streamline the ordering process. We anticipate our investments in sales and marketing throughout 2021 will primarily focus on further developing our core channel partner relationships.

Oblong (formerly Glowpoint) has sold its services through both direct customer sales and indirect sales channels. Oblong reduced sales and marketing expenses in recent years in order to reduce expenses and improve cash flow from operations. At December 31, 2020, Oblong had one employee engaged in sales and marketing.

Market Need

Oblong Industries

Today, ideation and content collaboration are gaining growing importance in both physical and virtual meeting environments to support collective brainstorming and expedite decision making. Visualization of ideas can happen more naturally when people expand the collaborative canvas from sharing a single content stream among many participants to empowering an entire team, such as through our Mezzanine™ multistream solutions. While historically focused on in-room collaboration, the need for next-generation virtual collaboration solutions is on the rise, attributed to the confluence of several key trends that influence the way individuals collaborate. Key capabilities and features of our Mezzanine Series include:

•Share Work With Others. Easily present work by plugging in or sharing wirelessly with the Mezzanine app. Share up to 10 connected devices including laptops, in-room PCs, and digital media players. Upload images and slides to present and explore content alongside live video streams.

•Capture Ideas Instantly. Save snapshots of on-screen content to make sure good ideas don’t get lost. Annotate content in the Mezzanine app and share thoughts with others. Download meeting materials to reference or share after the meeting.

•Visualize Options and Outcomes. Mezzanine content spans multiple displays so the information needed is in sight and on hand. Share more content, see more detail, and improve visual storytelling. Arrange content for side-by-side comparisons and cross-referencing.

•Unite Distributed Teams. Connect teams and get everyone on the same page. Meeting participants share the same visual workspace so they can perform like they are in the same room. Everyone in every location can add content and steer the conversation, increasing opportunity and motivation to participate.

•Connect with Ease. Mezzanine works seamlessly with existing video conferencing and collaboration solutions so teams can join meetings with the tools they use every day. Integration with Cisco and Polycom systems simplify connecting rooms with voice, video, and content.

•Orchestrate Content. Place content anywhere in the room from anywhere in the room with Mezzanine’s award-winning wands. Gestural interaction makes it easy to move and highlight content to focus the attention of the team.

We believe key drivers for demand include:

•rapid growth of cloud-based unified communications (UC) services adoption and continuously increasing collaborative intensity in workplaces;

•accelerating demand for low-cost video conferencing options such as USB conference room cameras and audio/video soundbars;

•rising appetite among end-user organizations for content sharing as well as content collaboration capabilities including ideation, annotation, illustration, and coediting;

•convergence of audio, video and content collaboration (as opposed to siloed applications and platforms) to improve employee productivity;

•significant growth in the number of huddle rooms and flexible meeting spaces worldwide;

•preference for Bring Your Own Device (BYOD) screen share in meeting spaces; and

•growing number of distributed and remote workers.

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

Transforming our Business Model

We are transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings.  These initiatives will require significant investment in technology development and sales and marketing. For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.”

Oblong (formerly Glowpoint)

Revenue attributable to the former Glowpoint services has declined in recent years primarily due to loss of customers to competition. We expect this trend to continue in the future for the Glowpoint business. As a result of a growing market trend around cloud consumption preferences, more customers are exploring cost-effective software-based services for procuring technology. Many enterprises have become dependent on video communications for increased productivity and reduced operating costs, thus making video communications part of their core business practices. With the technology advancements over the past few years, including browser-based and mobile video, the options for video collaboration solutions and services are greater than ever before.

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

Oblong (formerly Glowpoint)

With respect to our video collaboration services, we primarily compete with managed services companies, videoconferencing equipment resellers and telecommunication providers, including BT Conferencing, AT&T, Verizon, LogMeIn, Yorktel, ConvergeOne, Whitlock and AVI-SPL. We also compete with companies that offer hosted videoconference bridging solutions, including Blue Jeans Networks, Vidyo and Zoom. Lastly, the technology and software providers, including Cisco, LifeSize, Microsoft, and Polycom, are delivering competitive cloud-based videoconferencing and calling services. With respect to our network services, we primarily compete with telecommunications carriers, including British Telecom, AT&T, Verizon and Telus. Our competitors offer services similar to ours both on a bundled and un-bundled basis, creating a highly competitive environment with pressure on pricing of such services. Competitor solutions also create opportunities for integration and support services for Oblong. We believe we differentiate ourselves based on our full suite of cloud and managed video collaboration services in combination with the ITSM platform for support automation. We believe our services are unique based on our intellectual property, user interfaces and capabilities that we have built over the years.

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

Customer Concentration

For the year ended December 31, 2020, two major customers each accounted for approximately 17%, of the Company’s total consolidated revenue. For the year ended December 31, 2019, two major customers accounted for approximately 20% and 18%, respectively, of the Company’s total consolidated revenue. Any reduction in the use of our services or the business failure by one of our major customers and/or wholesale channel partners could have a material adverse effect on our business and results of operations.

Intellectual Property

Oblong Industries

Oblong Industries’ core technology platform is called g-speak. It enables applications to be developed that run across multiple screens and multiple devices. Our customers use the platform to solve big data problems, to collaborate more effectively, and to go from viewing pixels on a single screen to interacting with pixels on every screen. Oblong Industries invested significant resources in developing intellectual property surrounding this technology, resulting in 69 issued patents (56 in the United States and 13 across Europe, China, Japan, Korea and India) and 8 pending patents (including 7 in the United States). These patents are mainly related to spatial computing, distributed applications and 3D input devices. We expect our issued patents to expire between 2027 and 2038.
Oblong (formerly Glowpoint)

We have invested in research and development, engineering and application development in the process of building our managed service and cloud platforms. Some of this development has led to issued patents, as described below, along with ongoing recognition in the industry as having unique tools and applications to enable our video applications.

Oblong Cloud Conferencing

The Oblong (formerly Glowpoint) Cloud is based on a Service Oriented Architecture framework that enables us to create unique unified communication service offerings. Our cloud-based-video services can be delivered as a software and infrastructure service in a hosted environment or can support a hybrid mix of public and private clouds.

Videoconferencing has traditionally presented challenges for the user by presenting a complex maze of systems and networks that must be navigated and closely managed. Although most of the business-quality video systems today are “standards-based,” there are inherent interoperability problems between different vendors’ video equipment, resulting in communication islands. Our suite of cloud and managed video services can be accessed and utilized by customers regardless of their technology or network. Customers who purchase a Cisco, Polycom, Avaya, or LifeSize (Logitech) system, or use certain other third-party video communications software such as Microsoft, WebEx or WebRTC, may all take advantage of the Oblong Cloud regardless of their choice of network. We have built the Oblong Cloud to support all standard video signaling protocols, including SIP, H.323 and Integrated Services Digital Network (“ISDN”) using infrastructure from a variety of manufacturers.

The Oblong Cloud combines years of best practices, experience and technology development into a video collaboration platform that provides instant connectivity, self-serve and managed help desk resources, and the ease of use that makes video collaboration seamless and effortless. Beyond the technology and applications, the Oblong Cloud is built around security protocols to enable enterprises and organizations of any size to communicate with other desired video users in a secure, high-quality and reliable fashion.
Video Service Platform

Our Video Service Platform provides enterprise customers with a cloud-based system for managing video collaboration.  The Video Service Platform, which leverages technology from an industry leading ITSM provider, ServiceNow, Inc., is available to our channel partners and enterprise customers. The Video Service Platform’s scalability and multi-tenant design allows us and our channel partners to seamlessly activate existing and new enterprise customers. It is completely web-based and accessible from any web-enabled device. The Video Service Platform automates and streamlines critical functions and workflows needed by IT organizations for managing enterprise video collaboration environments, including incident management, change management, and reporting/analytics for continuous improvement. Other benefits provided to enterprise IT organizations include: (i) better transparency into the performance of the enterprise collaboration environment via business intelligence metrics, reporting and management dashboards; (ii) greater scale with self-service support, giving end users an easy interface for submitting/tracking tickets; (iii) deeper expertise for managing video collaboration with access to our Remote Service Management services and knowledge base; (iv) more efficiencies gained by automating manual tasks and workflows including escalations, updates/notifications, and provisioning; and (v) access to ITIL.

Patents

The development of our “video as a service” applications and network architecture has resulted in a significant amount of proprietary information and technology. We currently hold 6 patents issued in the U.S. related to real-time metering and billing for video calls, intelligent call routing, and a live video operator assistance feature, which we expect to expire between 2024 and 2031.

Research and Development

The Company incurred research and development expenses during the years ended December 31, 2020 and 2019 of $3.7 million and $2.0 million, respectively, related to the development of features and enhancements to our products and services. The increase was attributable to the inclusion of research and development expenses for the full calendar year during 2020 for Oblong Industries as compared to inclusion of expenses for the fourth quarter of 2019, during calendar year 2019.

Employees

As of December 31, 2020, we had 42 full-time employees. Of these employees, 11 are involved in customer support and operations, 12 in engineering and development, 7 in sales and marketing, and 12 in corporate functions. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good. We are committed to diversity and inclusion as well as equitable pay within our workforce. In addition, the health and safety of our employees, customers and communities are of primary concern to us. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including but not limited to, working remotely, and implementing social distancing protocols consistent with guidelines issued by federal, state, and local law.

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

Risks Related to Our Business

The Oblong (formerly Glowpoint) business experienced declines in revenue in recent fiscal years and may continue to experience further revenue decline in future periods. Our revenue increased for calendar year 2020 as compared to calendar year 2019; primarily attributable to the acquisition of Oblong Industries on October 1, 2019. The Oblong (formerly Glowpoint)

business has experienced declines in revenue for the last several years. We believe that these revenue declines are primarily due to net attrition of customers and lower demand for Glowpoint’s services given the competitive environment and pressure on pricing that exists in our industry. During the past several years, we had limited resources to invest in product development and sales and marketing in order to reverse the Company’s revenue trends.

Revenue growth and increase in the market share of our products depends on successful adoption of our Mezzanine product offerings in the Cisco partner channel, which requires sufficient sales, marketing, and product development funding. With the acquisition of Oblong Industries, our goal is to grow revenue from an increase in adoption of Oblong Industries’ product offerings. If we cannot successfully gain adoption of our Mezzanine product offerings in the Cisco partner channel or through other channels, we may not be able to grow revenue and/or increase the market share of our products. We cannot assure you that we will have sufficient funds available to invest in sales and marketing and continued product development in order to achieve revenue growth.

We have a history of substantial net operating losses and we may incur future net losses. We reported substantial net losses in recent years. We may not be able to achieve revenue growth or profitability or generate positive cash flow on a quarterly or annual basis in the future. If we do not achieve profitability in the future, the value of our common stock may be adversely impacted, and we could have difficulty obtaining capital to continue our operations.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on its financial condition, liquidity and its ability to operate as a going concern in the future. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, as of December 31, 2020, we had $5.3 million in cash (including restricted cash), an accumulated consolidated deficit of $192.9 million resulting from historical net losses, and total obligations of $2.4 million under the Paycheck Protection Program Loan (“PPP Loan”). In addition, the Oblong (formerly Glowpoint) business has experienced declines in revenue in recent fiscal years, with revenue of $12.6 million, $9.7 million, and $6.3 million in 2018, 2019 and 2020, respectively.

In April 2020, we received cash proceeds of $2,417,000 from the PPP Loan from MidFirst Bank under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The PPP Loan carries a fixed interest rate of one percent (1.0%) per annum, with the first six months of interest deferred. The Company estimates that approximately $2,266,000 of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company. Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable. Under the CARES Act, we will be eligible to apply for forgiveness of certain PPP Loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the PPP Loan, provided that we maintain our number of employees and compensation within certain parameters during such period. If the conditions outlined in the PPP Loan program are adhered to by us, all or part of such PPP Loan could be forgiven. The Company estimates that approximately $2,266,000 of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company.

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

Our success depends on our ability to recruit and retain adequate engineering talent. The market for our products and services are characterized by rapidly changing technology. The pressure to innovate and stay ahead of our competitors requires an investment in talent. Specifically, competing successfully in this market depends on our ability to recruit and retain adequate engineering talent. Because of the competitive nature of this industry, this can prove a challenge. Failure to recruit and retain adequate talent could negatively impact our ability to keep up with the rapidly changing technology.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of any one of those customers, or several of our smaller customers, could materially harm our business. A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2020, two major customers each accounted for 17% of the Company’s total consolidated revenue. The composition of our significant customers will vary from period to period and we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect the Company for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology and the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be canceled if we materially breach the agreement or for other reasons outside of our control such as insolvency or financial hardship that may result in a customer filing for bankruptcy court protection against unsecured creditors. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

There is limited market awareness of our services. Our future success will be dependent in significant part on our ability to generate demand for our collaboration technologies and services. To this end, our direct marketing and indirect sales operations must increase market awareness of our service offerings to generate increased revenue. We have limited sales and marketing resources, with 7 employees in sales and marketing as of December 31, 2020, and we have had limited resources and/or cash flow in the last several years for spending on advertising, marketing and additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we were to hire new employees in sales and marketing, those employees will require training and take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. In June 2019, Oblong Industries entered into a sales channel partner agreement with Cisco Systems, Inc. As a result, the family of Mezzanine™ product offerings became available globally on the Cisco Global Price List as a part of the Cisco SolutionsPlus Program. This program allows Cisco’s customers and channel partners to purchase Mezzanine™ through Cisco’s Global Price List to streamline the ordering process. Given the limited history with sales through this channel, there can be no assurance that we will generate significant sales through the Cisco channel program. We cannot be certain that we will be successful in our efforts to market and sell our products and services, and, if we are not successful in building market awareness and generating increased sales, future results of operations will be adversely affected.

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

Our future plans could be adversely affected if we are unable to attract or retain key personnel. We have attracted a highly skilled management team and specialized workforce. Our future success is dependent in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees (including Peter Holst, the Company’s President and CEO) without a suitable replacement therefor could materially and adversely affect our business development and therefore, our business, prospects, results of operations and financial condition.

If our actual liability for sales and use taxes and federal regulatory fees is different from our accrued liability, it could have a material impact on our financial condition. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, we voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales taxes and federal fees. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales taxes and fees. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. We may also become subject to tax audits or similar procedures in states where we already pays sales and use taxes. The assessment of taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

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

We will need to raise additional capital by issuing securities or debt, which may cause significant dilution to our stockholders and restrict our operations. We will need to raise additional capital to fund our near and long-term operations. Additional financing may not be available when we need it or may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, the terms of such an issuance may cause more significant dilution to our stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments.

Risks Related to Our Business Resulting From the Coronavirus Pandemic

The coronavirus pandemic is an emerging serious threat to health and economic well-being affecting our employees, investors, customers, and other business partners. On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. Throughout 2020, widespread infection in the United States and abroad prompted National, state, and local authorities to require or recommend social distancing and impose quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on domestic and foreign economies, and these impacts could continue, in various degrees of severity and for an uncertain duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries and the availability of the vaccine introduced in December 2020, is uncertain.

The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically.

Further, our current and potential customers may likely be required to continue to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus. An existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020 due to COVID-19. These services accounted for $1.0 million, or 9%, of the Company’s revenue for the year ended December 31, 2020. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results and our ability to generate positive cash flows. Further, our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.

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

Risks to Owning Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses. Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. For example, on November 30, 2020, the intra-day sales price of our common stock fluctuated between a reported low sale price of $4.07 and a reported high sales price of $12.25. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the COVID-19 outbreak has caused broad stock market and industry fluctuations. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

·	investor reaction to our business strategy;
·	the success of competitive products or technologies;
·	our continued compliance with the listing standards of the Nasdaq;
·	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
·	variations in our financial results or those of companies that are perceived to be similar to us;
·	our ability or inability to raise additional capital and the terms on which we raise it;
·	declines in the market prices of stocks generally;
·	trading volume of our common stock;
·	sales of our common stock by us or our stockholders;
·	general economic, industry and market conditions; and
·
other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $1.48 and $1.52 for the years ended December 31, 2020 and 2019, respectively. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Throughout much of our corporate history, our common stock has been thinly traded, and therefore has therefore been susceptible to wide price swings. While our common stock has recently experienced increased trading volume, we cannot ensure that this level of trading volume will continue, or that the increased trading volumes will lessen the historic volatility in the price for our common stock. Thinly traded stocks are more susceptible to significant and sudden price changes and the liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. At any time, the liquidity of our common stock may decrease to the thinly traded levels it has experienced in the past, and we cannot ensure that any holder of our securities will be able to find a buyer for its shares. Further, we cannot ensure that an organized public market for our securities will continue or that there will be any private demand for our common stock.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future. The sale into the public market of a significant number of shares of common stock issued upon the conversion of the Series D and Series E Preferred Stock in February 2021, or the resale into the public market of shares issued in prior or future financings, could depress the trading price of our common stock and make it more difficult for us or our stockholders to sell equity securities in the future. Such transactions may include, but are not limited to (i) any future issuances by us of additional shares of our common stock or of other securities that are convertible or exchangeable for shares of common stock; and (ii) the resale of any previously issued but restricted shares of our common stock that become freely available for re-sale, whether through an effective registration statement or under Rule 144 of the Securities Act.

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

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment. The Company’s certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of the company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of the board of directors or take other corporate actions, including effecting changes in the Company’s management. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on its board of directors;

•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the ability of our board of directors, by majority vote, to amend the Company’s amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

General Risks

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

We could fail to satisfy the standards to maintain our listing on a stock exchange. We could fail to satisfy the standards for continued exchange listing on the Nasdaq Capital Market such as standards having to do with a minimum share price, the minimum number of public shareholders, a minimum amount of stockholders’ equity or the aggregate market value of publicly held shares. As a result of each of the foregoing, we may be unable to maintain our listing on the Nasdaq Capital Market, which would negatively affect, among other things (i) our ability to raise capital on terms we deem advisable, or at all, and (ii) the liquidity of our common stock. Failure to obtain financing, or obtaining financing on unfavorable terms, could result in a decrease in our stock price, would have a material adverse effect on future operating prospects and could require us to significantly reduce operations. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in such securities for an indefinite period.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three facilities in Los Angeles, California, one facility in Boston, Massachusetts, one facility in Dallas, Texas, and one facility in Munich Germany, all providing office space. We also lease space in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2023. During 2020, and through the date of this filing, we exited leases in Herndon, Virginia; Atlanta, Georgia; Houston, Texas; Los Altos, California; London, England, and a warehouse space in Los Angeles, California. Although subject to COVID restrictions, we currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property, the Dallas property, and the Boston property. The Munich property is not in use and the Company is considering its options with this lease. With the exception of these spaces described above, we currently operate out of remote employment sites with a remote office located at 25587 Conifer Road, Suite 105-231, Conifer, Colorado 80433. For additional information regarding our obligations under leases, see Note 16 - Commitments and Contingencies to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.
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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective February 11, 2021, the Company’s common stock trades on the Nasdaq Capital Market under the symbol “OBLG.” Prior to February 11, 2021, the Company’s common stock traded on the NYSE American under the symbols “OBLG” and “GLOW”.

The following table sets forth high and low sale prices per share for our common stock for each quarter of 2019 and 2020, based upon information obtained from the NYSE American. All reported sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2019
First Quarter	$1.80	$1.20
Second Quarter	2.07	0.80
Third Quarter	1.22	0.60
Fourth Quarter	1.49	0.94
Year Ended December 31, 2020
First Quarter	$2.53	$1.15
Second Quarter	1.70	0.93
Third Quarter	3.87	1.39
Fourth Quarter	9.50	2.03

On March 25, 2021, the closing sale price of our common stock was $4.20 per share as reported on the Nasdaq Capital Market, and 26,618,048 shares of our common stock were issued and outstanding. As of March 25, 2021, there were 176 holders of record of our common stock. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar of our common stock.

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

Recent Sales of Unregistered Securities

In a transaction exempt from registration under Section 4(a)(2) of the Securities Act, in January 2020, the Company converted $99,000 of accrued dividends on the Series A-2 Preferred Stock to 13.1524 shares of Series A-2 Preferred Stock. On January 28, 2021 all 44.7695 outstanding shares of Series A-2 Preferred Stock and accrued dividends on the Series A-2 Preferred Stock converted into shares of common stock. Each share of Series A-2 Preferred Stock had a stated value of $7,500 per share and a conversion price per share of $16.11 as of December 31, 2020. Each share of Series A-2 Preferred Stock converted into 1,882.7996 shares of common stock, for an aggregate of 84,292 shares of common stock. Subsequent to the conversion, the Company no longer has any Series A-2 Preferred Stock issued and outstanding.

Purchases of Equity Securities by Oblong, Inc. and Affiliated Purchasers

Stock Repurchase Program

On July 21, 2018, the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of December 31, 2020, the Company had $673,000 remaining for future repurchases of Common Stock under the Stock Repurchase Program.
Vesting of Stock Awards
During the years ended December 31, 2020 and 2019, the Company repurchased 7,998 and 47,918 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees, respectively, to satisfy $16,000 and $51,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards, respectively.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Q4 2019	6,896	$1.00	—	$673,000
Q2 2020	7,998	$1.00	—	$673,000
Total	14,894	$1.00	—	$673,000

(1) All shares purchased by the Company during the period covered by this Report were purchased from employees to offset $15,574 of minimum statutory tax withholding requirements relating to the vesting of stock awards. As of December 31, 2020, the maximum number of shares that may yet be purchased by the Company would not exceed the employees’ portion of taxes withheld on the vesting of the following outstanding unvested equity awards: 627 shares of restricted stock, 107,500 stock options, and 3,014,000 shares yet to be granted under the 2019 Equity Incentive Plan as of December 31, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes attached thereto. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future development plans, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the year ended December 31, 2019, included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019.
Business

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and prior to March 6, 2020, was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006 (“Oblong Industries”), pursuant to the terms of an Agreement and Plan of Merger (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Oblong Industries became a wholly owned subsidiary of the Company (the “Merger”). See further discussion of the Merger in Note 3 - Oblong Industries Acquisition to our consolidated financial statements attached hereto. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the Merger and (ii) the “combined organization” of Oblong, Inc. (formerly Glowpoint) and Oblong Industries for periods after the closing of the Merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

Since the closing of the Merger on October 1, 2019, we have been focused on the integration of the businesses of Oblong (formerly Glowpoint) and Oblong Industries into a combined organization. While our acquisition of Oblong Industries provides additional revenues to the combined organization, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings. These initiatives will require significant investment in technology development and sales and marketing.

We have achieved certain revenue and cost synergies in connection with combining Oblong and Oblong Industries; we reduced the total of general and administrative, research and development and sales and marketing expenses 49% from $5,656,000 in the fourth quarter of 2019 to $2,899,000 in the fourth quarter of 2020. We believe additional capital will be required to fund operations and provide growth capital including investments in Oblong Industries’ technology, product development and sales and marketing. We intend to invest sales and marketing resources to expand awareness of Oblong Industries’ product offerings with the goal of increasing adoption and growing revenue.

Glowpoint’s business has experienced revenue declines in recent years which we expect to continue. We currently expect to continue operating the Glowpoint business as part of our combined organization, however, we plan to seek opportunities in the future to divest some or all of Glowpoint’s business.

Results of Operations

Year Ended December 31, 2020 (“2020”) versus Year Ended December 31, 2019 (“2019”)

Segment Reporting

As discussed above, on October 1, 2019, the Company acquired Oblong Industries, and Oblong Industries became a wholly owned subsidiary of the Company. Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint (now Oblong, Inc.) and Oblong Industries were managed separately during the fourth quarter of 2019 and the year ended December 31, 2020, and involved different products and services. Accordingly, the Company currently operates in two segments: (1) the Oblong (formerly Glowpoint) business which mainly consists of managed services for video collaboration and network and (2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019. Certain information concerning the Company’s segments for the years ended December 31, 2020 and 2019, is presented in the following table (in thousands):

	For the Year Ended December 31, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$6,227	$9,106	$—	$15,333
Cost of revenues	3,789	3,491	—	7,280
Gross profit	$2,438	$5,615	$—	$8,053
Gross profit %	39.2%	61.7%	—%	52.5%

Allocated operating expenses	$1,479	$9,913	$—	$11,392
Unallocated operating expenses	—	—	6,725	6,725
Total operating expenses	$1,479	$9,913	$6,725	$18,117

Income (loss) from operations	$959	$(4,298)	$(6,725)	$(10,064)
Interest and other income (expense), net	(19)	2,765	—	2,746
Income (loss) before income taxes.	$940	$(1,533)	$(6,725)	$(7,318)
Income tax expense	$50	$53	$—	$103
Net income (loss)	$890	$(1,586)	$(6,725)	$(7,421)

	As of December 31, 2020
Total assets	$6,494	$22,649	$—	$29,143

	For the Year Ended December 31, 2019
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$9,660	$3,167	$—	$12,827
Cost of revenues	6,269	1,158	—	7,427
Gross profit	$3,391	$2,009	$—	$5,400
Gross profit %	35.1%	63.4%	—%	42.1%

Allocated operating expenses	$6,835	$5,183	$—	$12,018
Unallocated operating expenses	—	—	956	956
Total operating expenses	$6,835	$5,183	$956	$12,974

Loss from operations	$(3,444)	$(3,173)	$(956)	$(7,574)
Interest and other expense, net	—	—	(187)	(187)
Loss before income taxes	$(3,444)	$(3,173)	$(1,143)	$(7,761)
Income tax expense	$—	$—	$—	$—
Net loss	$(3,444)	$(3,173)	$(1,143)	$(7,761)

	As of December 31, 2019
Total assets	$5,942	$28,967	$—	$34,909

Unallocated operating expenses include costs, after the October 1, 2019 acquisition date, that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other (income) expense, net, is also not allocated to the operating segments.

As shown in the table below, the combined organization’s total revenue for calendar year 2019 on a pro forma basis (as if the acquisition of Oblong Industries had occurred on January 1, 2019), was $25.6 million.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Year Ended December 31, ($ in thousands)
2019
Revenue
Oblong (formerly Glowpoint)	$9,660
Oblong Industries	15,926
Pro forma total revenue	$25,586

Revenue. Total revenue increased $2,506,000 (or 20%) in 2020 to $15,333,000 from $12,827,000 in 2019. The following table summarizes the changes in components of our revenue, and the significant changes in revenue are discussed in more detail below.

	Year Ended December 31, ($ in thousands)
	2020	% of Revenue	2019	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$2,413	15.7%	$5,566	43.4%
Network services	3,611	23.6%	3,860	30.1%
Professional and other services	203	1.3%	234	1.8%
Total Oblong (formerly Glowpoint) revenue	$6,227	40.6%	$9,660	75.3%

Revenue: Oblong Industries
Visual collaboration product offerings	$6,873	44.8%	$2,180	17.0%
Professional services	1,033	6.7%	$709	5.5%
Licensing	1,200	7.8%	$278	2.2%
Total Oblong Industries revenue	$9,106	59.4%	$3,167	24.7%

Total consolidated revenue	$15,333	100.0%	$12,827	100.0%

Oblong (formerly Glowpoint)

•Revenue for managed services for video collaboration services decreased $3,153,000 (or 57%) to $2,413,000 in 2020, from $5,566,000 in 2019. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $249,000 (or 6%) to $3,611,000 in 2020 from $3,860,000 in 2019. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $31,000 (or 13%) to $203,000 in 2020 from $234,000 in 2019. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries

•For Oblong Industries, the increase in revenue in each of the different components is primarily attributable to the acquisition of Oblong Industries on October 1, 2019. Oblong Industries revenue for 2020 includes a full year of revenue, compared to revenue for 2019, which only included three months. Oblong Industries revenue for 2020 decreased compared to pro forma 2019, shown above, primarily as a result of delayed fulfillment and order placements and cancellation of professional services, as a result of the coronavirus pandemic.

•Revenue for visual collaboration product offerings increased $4,693,000 (or 215%) to $6,873,000 in 2020 from $2,180,000 in 2019.

•Revenue for professional services increased $324,000 (or 46%) to $1,033,000 in 2020 from $709,000 in 2019. Oblong Industries’ professional service revenue was generated from a specialized group of personnel that delivered innovative architectural scale spatial computing solutions for customers implementing Executive Briefing Centers, Command Centers, Television studios and Virtual Wargaming environments. A former customer terminated our professional services effective April 30, 2020 due to COVID-19. Our professional services revenue for the years ended December 31, 2020 and 2019 was primarily attributable to this customer. We do not expect to generate revenue from professional services in 2021 and in the future.

•Revenue for licensing increased $922,000 (or 332%) to $1,200,000 in 2020 from $278,000 in 2019. A former customer terminated the licensing of our technology effective December, 31 2020. Our licensing revenue for the years ended December 31, 2020 and 2019 was primarily attributable to this customer. We do not expect to generate material revenue from licensing in 2021.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes the cost for taxes which have been billed to customers.

	For the Year Ended December 31,
	2020	2019
Cost of Revenue
Oblong (formerly Glowpoint)	$3,789	$6,269
Oblong Industries	$3,491	1,158
Total cost of revenue	$7,280	$7,427

Cost of revenue decreased to $7,280,000 in 2020 from $7,427,000 in 2019. The $147,000 decrease in cost of revenue from 2019 to 2020 is mainly attributable to lower costs associated with the decrease in Oblong (formerly Glowpoint) revenue during the same period, partially offset by the increased costs related to the increase in revenue for Oblong Industries from 2019 to 2020. The Company’s total gross profit, as a percentage of revenue, improved to 53% in 2020 as compared to 42% in 2019. For Oblong, gross profit, as a percentage of Oblong revenue, improved to 39% for 2020 from 35% for 2019. This improvement was due to reduced personnel costs as a percentage of revenue. For Oblong Industries, gross profit, as a percentage of revenue was 62% for of 2020 as compared to 63% for 2019.

Research and Development. Research and development expenses include internal and external costs related to developing features and enhancements to our existing services. Research and development expenses in 2020 and 2019 were $3,711,000 and $2,023,000, respectively. This increase is primarily attributable to a full year of research and development expenses for Oblong Industries in 2020, as compared to inclusion of only the fourth quarter for 2019.

Sales and Marketing. Sales and marketing expenses in 2020 and 2019 were $3,392,000 and $1,936,000, respectively. This increase is primarily attributable to a full year of sales and marketing expenses for Oblong Industries in 2020, as compared to inclusion of only the fourth quarter for 2019.

General and Administrative. General and administrative expenses include direct corporate expenses related to costs of personnel in the various corporate support categories, including executive, legal, finance and accounting, human resources and information technology. General and administrative expenses in 2020 and 2019 were $6,724,000 and $5,377,000, respectively. This increase is mainly attributable to an increase related to a full year of general and administrative expenses for Oblong Industries in 2020 as compared to inclusion of only the fourth quarter for 2019.

Impairment Charges. Impairment charges in 2020 and 2019 were $1,150,000 and $2,317,000, respectively. The impairment charges for 2020 are primarily attributable to $541,000 on Oblong’s goodwill, $465,000 on right-of-use assets related to Oblong Industries operating leases, and $144,000 on assets no longer used in the business. For 2019, the impairment charges are primarily attributable to $2,254,000 on goodwill and $63,000 on capitalized software no longer in service. Future declines of our revenue, cash flows and/or stock price may give rise to a triggering event that may require the Company to record impairment charges in the future related to our goodwill, intangible assets and other long-lived assets.

Depreciation and Amortization. Depreciation and amortization expenses in 2020 and 2019 were $3,140,000 and $1,321,000, respectively. This increase of $1,819,000 is mainly attributable to $2,878,000 of depreciation and amortization expense recorded in 2020 related to assets recorded in connection with the acquisition of Oblong Industries, compared to $754,000 of depreciation and amortization expense recorded in the fourth quarter of 2019, partially offset by a decrease of $305,000 in depreciation and amortization expense for Oblong as certain assets became fully depreciated in 2020.

Loss from Operations. Loss from operations increased to $10,064,000 in 2020 from $7,574,000 in 2019. The increase in the Company’s loss from operations is mainly attributable to an increase of $5,143,000 in operating expenses, partially offset by an increase of $2,653,000 in gross profit, as discussed further above.

Interest and Other (Income) Expense, Net. Interest and other (income) expense in 2020 was income of $2,746,000, comprised of (i) a gain on extinguishment of debt of $3,117,000 related to the satisfaction of the SVB loan, partially offset by (ii) $352,000 of interest expense on the Company’s debt obligations. Interest and other expense, net in 2019 was $187,000, comprised of (i) $97,000 of interest expense on the Company’s debt obligations with Silicon Valley Bank (“SVB”) during the fourth quarter of 2019, and (ii) $90,000 of amortization of debt discount costs related to the SVB Loan Agreement.

Income Tax Expense. We did not record any income tax expense in 2020 and 2019 (see Note 17 - Income Taxes to our consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had $5,277,000 (including restricted cash of $219,000) and $4,602,000 of cash, respectively. For the years ended December 31, 2020 and 2019, we incurred net losses of $7,421,000 and $7,761,000, respectively, and net cash used in operating activities was $6,566,000 and $3,253,000, respectively.

Net cash used in investing activities for 2020 was $31,000 and primarily related to purchases of property and equipment. Net cash provided by investing activities in 2019 was $2,149,000, and primarily related to cash acquired in the merger.

Net cash provided by financing activities in 2020 was $7,272,000, primarily attributable to net proceeds of $7,371,000 from two private placements of common stock and $2,417,000 of proceeds from the PPP Loan, partially offset by the satisfaction payment of $2,500,000 on the SVB Loan. Net cash provided by financing activities for 2019 was $3,699,000, primarily attributable to net proceeds of $3,750,000 from a private placement of Series E Preferred Stock, partially offset by $51,000 used to purchase treasury stock.

SVB Loan Agreement

On October 1, 2019, in connection with the Acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and Silicon Valley Bank (“SVB”), as lender, executed an amendment to the SVB Loan Agreement. On October 24, 2019, GP Communications joined the SVB Loan Agreement as an additional co-borrower. The SVB Loan Agreement provided for a term loan facility of approximately $5,247,000, (the “SVB Loan”), all of which was outstanding at December 31, 2019. On June 26, 2020, the Company and SVB entered into a Default Waiver and First Amendment (the “Amendment”) to the SVB Loan Agreement. Under the Amendment, the Bank agreed to extend the interest-only payment period under the SVB Loan Agreement through September 30, 2020, after which equal monthly principal payments of $291,500 were payable over an eighteen month period from October 1, 2020 through March 1, 2022 (the “Maturity Date”) to fully repay the loan. The SVB Loan originally accrued interest at a rate equal to the Prime Rate (as defined in the SVB Loan Agreement) plus 200 basis points (for a total of 6.75% as of December 31, 2019). In connection with the Amendment, the interest rate under the SVB Loan was increased to the Prime Rate plus 425 basis points (for a total of 7.50% as of September 30, 2020).

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company (i) agreed to pay SVB a fee of $100,000 on April 1, 2020 (the “Deferral Fee”) and (ii) issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s common stock at an exercise price of $0.01 per share (the “SVB Warrant”). Pursuant to the Amendment, the due date for the Deferral Fee was changed to the earlier of (i) the maturity of the loan, (ii) the repayment in full of all principal and interest owing under the Loan Agreement, and (iii) occurrence of an event of default under the Loan Agreement. The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model. The total obligations under the SVB Loan Agreement were $5,509,000, comprised of $5,247,000 for the SVB Loan, the Deferral Fee and the Maturity Fee of $262,000 that was assumed on October 1, 2019 as part of the Acquisition. The Deferral Fee, the fair value of the SVB Warrant, and $20 of debt issuance costs totaled $192 and was recorded as a discount to the debt. The remaining unamortized debt discount as of December 31, 2019 was $130,000. This debt discount was being amortized to interest expense using the effective interest method over the term of the debt. During the year ended December 31, 2020, the Company amortized $81,000 of the debt discount, which is recorded in “Interest and other expense, Net” on our Consolidated Statements of Operations, and $49 of the discount was forgiven in the Satisfaction Agreement discussed below.

On October 22, 2020, the Company entered into an agreement (the “Satisfaction Agreement”) with SVB as lender, pursuant to which SVB agreed to accept a one-time cash payment of $2,500,000 (the “Satisfaction Payment”) in satisfaction of the Company’s outstanding payment obligations under the SVB Loan Agreement, subject to certain terms and conditions. SVB also agreed to release the security interests and other liens previously granted to or held by SVB as security for the Company’s obligations under the SVB Loan Agreement. The Company made the Satisfaction Payment on October 22, 2020. The remaining balance of $3,062,000, net of discount, as well as $55,000 of accrued interest was forgiven and recorded as a “Gain on Extinguishment of Debt” on our Consolidated Statements of Operations. As of December 31, 2020, the Company has no outstanding obligations under the SVB Loan Agreement.

Future Capital Requirements and Going Concern

As of December 31, 2020, we had $5,277,000 of cash and restricted cash. As of December 31, 2020 and the filing of this Report, we had $2,417,000 of total obligations under the PPP Loan. The Company estimates that approximately $2,266,000 of the PPP Loan will be forgiven. However, this estimate is subject to change and there is no guarantee that the Company will receive any forgiveness for any fixed amount of any PPP Loan principal received by the Company. Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, and the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in Oblong Industries’ product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 16 - Commitments and Contingencies to our consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accoutning Principles (“GAAP”). Our significant accounting policies are described in Note 1 - Business Description and Significant Accounting Policies to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Oblong (formerly Glowpoint)

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

Oblong Industries

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification Topic 606 “Revenue from Contracts with Customers.” Topic 606 requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The costs associated with obtaining a customer contract under Topic 606 are deferred on our consolidated balance sheet and amortized over the expected life of the customer.

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

Deferred revenue as of December 31, 2020 totaled $1,723,000 as certain performance obligations were not satisfied as of this date. Deferred revenue as of December 31, 2019 totaled $1,901,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2020, the Company recorded $999,000 of revenue that was included in deferred revenue as of December 31, 2019.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company assesses the impairment of long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of fixed assets and amortizing intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed the undiscounted cash flows, then the related assets will be written down to fair value.

For the years ended December 31, 2020 and 2019, the Company recorded asset impairment charges on property and equipment of $144,000 and $63,000, respectively, which pertained primarily to assets no longer used in the business. During the year ended December 31, 2020, the Company disposed of fixed assets of $3,438,000, and the corresponding accumulated depreciation of $3,287,000, which resulted in a loss on disposal of $151,000. There were no impairments to purchased intangible assets for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, the Company recorded aggregate impairment charges of $465,000 on two right-of-use assets. See Note 16 - Commitments and Contingencies for further discussion. There were no impairments to right-of-use assets for the year ended December 31, 2019.

Goodwill. Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). As of December 31, 2020 and 2019, goodwill was $7,367,000 and $7,908,000, respectively. As of December 31, 2020, all of the goodwill was recorded in connection with the October 1, 2019 acquisition of Oblong Industries.

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

For the Oblong (formerly Glowpoint) reporting unit, we recorded goodwill impairment charges of $541,000 and $2,254,000 in the years ended December 31, 2020 and 2019, respectively, as the carrying amount of the reporting unit exceeded its fair value on the applicable test dates. These charges are recognized as “Impairment Charges” on our Consolidated Statements of Operations, and the Oblong segment no longer has any goodwill included in the Consolidated Balance Sheet as of December 31, 2020.

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Intangible Assets. Intangible assets total $10,140,000 and $12,572,000 as of December 31, 2020 and 2019, respectively. The Company assesses the impairment of purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company performed evaluations of intangible assets as of each quarter end during 2019 and 2020 and determined that no impairment charges were required for the years ended December 31, 2020 and 2019. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to twelve years in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment.”

Inflation

Management does not believe inflation had a significant effect on the consolidated financial statements for the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 and have concluded that no change has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of three directors. The current Board members include two independent directors and our chief executive officer. The core responsibility of our Board of Directors is to exercise its business judgment to act in what it reasonably believes to be in the best interests of the Company and its stockholders. Further, members of the Board fulfill their responsibilities consistent with their fiduciary duty to the stockholders, and in compliance with all applicable laws and regulations. The primary responsibilities of the Board include:

•Oversight of management performance and assurance that stockholder interests are served;

•Oversight of the Company’s business affairs and long-term strategy; and

•Monitoring adherence to the Company’s standards and policies, including, among other things, policies governing internal controls over financial reporting.

Our Board of Directors conducts its business through meetings of the Board and through activities of the standing committees, as further described below. The Board and each of the standing committees meet throughout the year and also holds special meetings and acts by written consent from time to time, as appropriate. Board agendas include regularly scheduled executive sessions of the independent directors to meet without the presence of management. The Board has delegated various responsibilities and authority to different committees of the Board, as described below. Members of the Board have access to all of our members of management outside of Board meetings.

Our Board of Directors met and/or acted by written consent eleven times during the year ended December 31, 2020. During this period, each director attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director and (ii) the total number of meetings of committees of the Board of Directors on which he served, held during the period for which he served. The Company does not have a policy with regard to directors’ attendance at our annual meetings of stockholders. Our Chairman of the Board attended the 2020 annual meeting of stockholders.

The following table sets forth information with respect to our Board of Directors as of the date of this Report.

Name	Age	Position with Company
Jason Adelman (1)(2)(3)	51	Director, Chairman of the Compensation Committee, Chairman of the Nominating Committee
Peter Holst	52	Chairman of the Board, President and Chief Executive Officer
James S. Lusk (1)(2)(3)	65	Director, Chairman of the Audit Committee, Lead Independent Director
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

Biographies for Board of Directors

Jason Adelman, Director. Mr. Adelman joined our Board of Directors in July 2019. Mr. Adelman was initially appointed to our Board in connection with the now-terminated Representations Agreement. Mr. Adelman is the Founder and Managing Member of Burnham Hill Capital Group, LLC, a privately held financial advisory firm, and serves as Managing Member of Cipher Capital Partners LLC, a private investment fund. Mr. Adelman also serves as a member of the board of directors of Trio-Tech International (NYSE American:TRT). Prior to founding Burnham Hill Capital Group, LLC in 2003, Mr. Adelman served as Managing Director of Investment Banking at H.C. Wainwright and Co., Inc. Mr. Adelman graduated from the University of Pennsylvania with a B.A. in Economics, cum laude, and from Cornell Law School with a J.D.

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

Peter Holst, Chairman of the Board, President and Chief Executive Officer.  Prior to being named President and CEO in January 2013, Mr. Holst served as the Company’s Senior Vice President for Business Development since October 1, 2012. Mr. Holst has served as a director of the Company since January 2013 and as Chairman of the Board since July 2019. Mr. Holst has more than 28 years of experience in the collaboration industry. Prior to joining the Company, Mr. Holst served as the Chief Executive Officer of Affinity VideoNet, Inc., and as the President and Chief Operating Officer of Raindance Communications. Mr. Holst holds a degree in Business Administration from the University of Ottawa.

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

Director Independence

On February 12, 2021, the Company transferred the listing of our common stock from the NYSE American Stock Exchange (the “NYSE American”) to The Nasdaq Capital Market (“Nasdaq”). Our Board of Directors has determined that each of our current directors, other than Mr. Holst, qualifies as “independent” in accordance with the rules of the Nasdaq. Because Mr. Holst is an employee of the Company, he does not qualify as independent.

The Nasdaq independence definition includes a series of objective tests, such as that the director is neither an executive officer nor an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management, including each of the matters set forth under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.” below.

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

Audit Committee

The audit committee currently consists of Mr. Lusk (chair) and Mr. Adelman. Our Board of Directors has determined that all members of the audit committee are “independent” within the meaning of the listing standards of Nasdaq and the SEC rules governing audit committees and “financially literate” for purposes of applicable Nasdaq listing standards. In addition, our Board of Directors has determined that each of Messrs. Lusk and Adelman have the accounting and related financial management expertise to satisfy the requirements of an “audit committee financial expert,” as determined pursuant to the rules and regulations of the SEC. In order to comply with Nasdaq rules, the Company will need to add a third member to the audit committee within six months of our listing on the Nasdaq (or by August 12, 2021). The audit committee consults and meets with our independent registered public accounting firm, Chief Financial Officer and accounting personnel, reviews potential conflict of interest situations where appropriate, and reports and makes recommendations to the full Board of Directors regarding such matters. The audit committee met four times during the year ended December 31, 2020.

Compensation Committee

We have, and will continue to have, a compensation committee of at least two members. Our compensation committee currently consists of Mr. Adelman (chair) and Mr. Lusk. Each member of the compensation committee meets the applicable independence requirements of the Nasdaq, including the additional independence test required for compensation committee members. In affirmatively determining the independence of the compensation committee members, we considered all factors specifically relevant to determining whether each of the directors has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. The compensation committee met two times during the year ended December 31, 2020.

The compensation committee is responsible for establishing and administering our executive compensation policies. The role of the compensation committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock and (iii) produce, if required under applicable securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the compensation committee under its charter include:

•annually reviewing and making recommendations to the Board with respect to compensation of directors, executive officers and key employees of the Company;

•annually reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and recommending to the Board the Chief Executive Officer’s compensation levels based on this evaluation;

•reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

•approving and overseeing compensation programs for executive officers involving the use of the Company’s stock;

•approving and administering cash incentives for executives, including oversight of achievement of performance objectives, and funding for executive incentive plans;

•annually performing a self-evaluation on the performance of the compensation committee; and

•making regular reports to the Board concerning the activities of the compensation committee.

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

Nominating Committee

Our nominating committee currently consists of Mr. Adelman (chair) and Mr. Lusk. Each member of the nominating committee meets the independence requirements of the Nasdaq. The nominating committee is responsible for assessing the performance of our Board of Directors and making recommendations to our Board regarding nominees for the Board. The nominating committee met two times during the year ended December 31, 2020.

The nominating committee considers qualified candidates to serve as a member of our Board of Directors that are suggested by our stockholders. Nominees recommended by stockholders will be given appropriate consideration and evaluated in the same manner as other nominees. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 25587 Conifer Road, Suite 105-231, Conifer, CO 80433. Stockholder submissions that are received in accordance with our by-laws and that meet the criteria outlined in the nominating committee charter are forwarded to the members of the nominating committee for review. Stockholder submissions must include the following information:

•a statement that the writer is our stockholder and is proposing a candidate for our Board of Directors for consideration by the nominating committee;

•the name of and contact information for the candidate;

•a statement of the candidate’s business and educational experience;

•information regarding each of the factors set forth in the nominating committee charter sufficient to enable the nominating committee to evaluate the candidate;

•a statement detailing any relationship between the candidate and any of our customers, suppliers or competitors;

•detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•a statement that the candidate is willing to be considered and willing to serve as our director if nominated and elected.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Holst has served as the Company’s President and Chief Executive Officer since January 2013 and has served as the Chairman of the Company’s Board of Directors since July 2019. Mr. Patrick Lombardi served as the Chairman of the Company’s Board of Directors from April 2014 until July 2019.

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

To ensure a strong and independent Board, as discussed herein, the Board has affirmatively determined that all directors of the Company, other than Mr. Holst, are independent within the meaning of the Nasdaq listing standards currently in effect. Our Corporate Governance Guidelines provide that non-management directors shall meet in regular executive session without management present, and that Mr. Lusk, who serves as our lead independent director, shall act as the Chairman of such meetings. Additionally, Mr. Lusk actively participates in establishing and setting Board meeting agendas.

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

Biographies for Executive Officers

Peter Holst, President and Chief Executive Officer (CEO). See “Biographies for Board of Directors” above for Mr. Holst’s biography.

David Clark, Chief Financial Officer. Mr. Clark, 52, joined the Company in March 2013 as Chief Financial Officer (“CFO”). Mr. Clark has more than 28 years of experience in finance and accounting. Prior to joining the Company, Mr. Clark served as Vice President of Finance, Treasurer and acting CFO for Allos Therapeutics, a publicly traded biopharmaceutical company, and as CFO of Seurat Company (formerly XOR, Inc.), an e-commerce managed services company. Mr. Clark started his career with seven years in the audit practice of PricewaterhouseCoopers LLP. Mr. Clark is an active Certified Public Accountant and received a Master of Accountancy and a B.S. in Accounting from the University of Denver.

Pete Hawkes, Senior Vice President, Design, Product & Engineering. Mr. Hawkes, 43, joined the Company in October 2011. Mr. Hawkes previously held the position of Director of Interaction Design at the Company and was promoted to his current position in May 2020. Mr. Hawkes received an M.F.A. in Design Media Arts from the University of California Los Angeles.

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2020, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis with the exception of the following: David Clark, a current officer of the Company, failed to file on a timely basis a Form 4 to report two withholding transactions. The Form 4 was subsequently filed, and the Company is not aware of any failure by Mr. Clark to file a required form under Section 16 of the Exchange Act during 2020.

Item 11. Executive Compensation
Director Compensation

The Company’s director compensation plan provides that non-employee directors are entitled to receive annually: (i) a grant of 2,500 shares of restricted stock or restricted stock units (“RSUs”) awarded under the Company’s 2019 Equity Incentive Plan (pro-rated as necessary for the period of service from the director’s date of appointment to the Board of Directors until the next annual meeting of stockholders); and (ii) a retainer fee of $20,000. The annual fee is payable in equal quarterly installments on the first business day following the end of the calendar quarter, in cash or shares of restricted stock, as chosen by the director, on an annual basis on or before December 31 of the applicable fiscal year. The annual equity grants to directors are normally made as of the date of the annual meeting of the Company’s stockholders. Grants of restricted stock or RSUs vest on the first anniversary of the grant date or earlier upon the occurrence of certain termination events or upon a change in control of the Company. Vested RSUs are settled in shares of Common Stock on a 1-for-1 basis upon the earliest of (i) the tenth anniversary of the grant date of the RSUs, (ii) a change in control (as defined in the award agreement) of the Company and (iii) the date of a director’s separation from service.

The Company’s director compensation plan provides that non-employee directors are also entitled to receive annually: (i) an additional cash payment of $20,000 to the chairman of its Board of Directors, (ii) an additional cash payment of $10,000 to the chairperson of its audit committee, (iii) an additional cash payment of $5,000 to each of the chairpersons of its compensation committee and nominating committee, and (iv) an additional cash payment of $3,000 to each non-chair member of any standing committee, in each case payable in equal quarterly installments in arrears. In addition, the Company may establish special committees of the Board from time to time and provide for additional retainers in connection therewith.

The following table represents compensation for the Company’s non-employee directors during the year ended December 31, 2020. All compensation for Peter Holst, the Company’s Chairman, President and CEO, during the year ended December 31, 2020 is included in the Summary Compensation Table under “Executive Compensation” below.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Jason Adelman	$30,000	None	$30,000
James S. Lusk	$33,000	None	$33,000
Richard Ramlall (2)	$19,500	$35,475	$54,975

(1) These amounts represent the aggregate grant date fair value for awards of restricted stock units for fiscal year 2020 computed in accordance with FASB ASC Topic 718.
(2) Mr. Ramlall decided to not stand for re-election to the Board at the Company’s 2020 Annual Meeting of Stockholders (which took place on December 22, 2020). Mr. Ramlall was issued 7,500 shares of common stock on December 22, 2020 and did not receive cash fees for the fourth quarter of 2020.

As of December 31, 2020, Mr. Lusk has 10,000 outstanding vested stock options and 627 unvested restricted stock awards. In addition, as of December 31, 2020, 28,904 vested RSUs issued to Mr. Lusk remain outstanding due to the deferred payment provisions set forth in these RSU awards. No other equity awards are outstanding as of December 31, 2020 for the remaining non-employee directors.

Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2020 and 2019 the compensation awarded to, paid to, or earned by: Peter Holst, Chairman, President and CEO; David Clark, CFO, Treasurer and Secretary; Pete Hawkes, SVP, Product, Design & Engineering, and John Underkoffler, former Director and former Chief Technology Officer (“CTO”) (the “named executive officers”), as follows:

Name and Principal Positions	Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)		All Other Compensation ($)		Total ($)
Peter Holst	2020	199,875		210,000	—		8,550	(2)	418,425
Chairman, President and CEO	2019	199,875		212,500	43,668	(3)	10,790	(2)	466,833

David Clark	2020	225,133		118,125	—		8,550	(2)	351,808
CFO, Treasurer and Secretary	2019	225,133		119,295	13,974	(4)	10,790	(2)	369,192

John Underkoffler	2020	100,000	(5)	—	—		115,400	(5)	215,400
Former Director and Former CTO	2019	75,000	(6)	—	—		250		75,250
Pete Hawkes	2020	180,304	(7)	—	—		—		180,304
SVP, Design, Product, & Engineering

(1) These amounts represent the aggregate grant date fair value for awards of RSUs for 2019, computed in accordance with FASB ASC Topic 718.
(2) Represents a matching contribution under the Company’s 401(k) Plan of $8,550 and $8,400 for 2020 and 2019, respectively, and $2,390 of parking reimbursement for 2019.
(3) Represents the grant date fair value of 33,334 performance-vested RSU awards granted on January 28, 2019. These awards terminated without vesting on June 1, 2019 pursuant to their terms.
(4) Represents the grant date fair value of 10,667 performance-vested awards RSU granted on January 28, 2019. These awards terminated without vesting on June 1, 2019 pursuant to their terms.
(5) Effective May 1, 2020, Mr. Underkoffler was no longer with the Company as an employee and therefore the salary shown herein represents salary earned from January 1, 2020 through May 1, 2020 (Mr. Underkoffler’s annual salary was $300,000). Mr. Underkoffler received a severance payment of $100,000 and COBRA benefits in connection with his separation from the Company pursuant to the terms of a Separation Agreement (which is reflected in the “All Other Compensation” column and is discussed further in “Agreements with Named Executive Officers” below). Effective November 9, 2020, Mr. Underkoffler resigned from the Board of Directors.

(6) Mr. Underkoffler joined the Company on October 1, 2019 and therefore the salary shown herein represents salary earned from October 1, 2019 through December 31, 2019.
(7) Effective June 29, 2020, Mr. Hawkes annual salary is $200,000. With Mr. Underkoffler’s departure, Mr. Hawkes became a newly designate named executive officer of the Company; accordingly, only compensation received with respect to fiscal year 2020 is presented in the table above.

Outstanding Equity Awards at 2020 Fiscal Year-End

The table set forth below presents information concerning outstanding stock option awards and restricted stock awards held by certain named executive officers at December 31, 2020. At December 31, 2020, Mr. Underkoffler held no outstanding equity awards as of the end of the 2020 fiscal year.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
Peter Holst	1/13/2013	87,500	$19.80	1/13/2023	—	—

David Clark	3/25/2013	10,000	$15.10	3/25/2023	—	—

Pete Hawkes	10/1/2019	—	—	—	801	41,171

(1) All stock option awards held by Messers Holst and Clark were fully vested and exercisable as of December 31, 2020
(2) At December 31, 2020, Mr. Hawkes held 801 restricted shares of Series D Preferred Stock, which were subject to vesting over a two-year period following the closing date (October 1, 2019) of the Merger, subject to his continued employment through each such vesting date. On February 12, 2021, vesting was accelerated for Mr. Hawkes’ remaining restricted shares of Series D Preferred Stock in connection with the conversion of Series D Preferred Stock to common stock on such date.
(3) Calculated on an as-converted basis to common stock at a per share price of $5.14, which was the closing price of our common stock on the NYSE American as of December 31, 2020.

401(k) Plan

The Company maintains a tax-qualified 401(k) plan on behalf of its eligible employees, including its named executive officers. Pursuant to the terms of the plan, for fiscal years 2020 and 2019, eligible employees may defer up to 80% of their salary each year, and the Company matched 50% of an employee’s contributions on the first 6% of the employee’s salary. This matching contribution vests over four years.

Agreements with Named Executive Officers

We have entered into employment agreements with certain of our named executive officers, excluding Mr. Hawkes. All named executive officers, whether or not subject to an employment agreement, are “at will” employees of the Company.

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

Under the terms of the Holst Employment Agreement, if Mr. Holst’s employment is terminated outside of a “change in control” (as defined in the Holst Employment Agreement) (i) by the Company without “cause” or by Mr. Holst for “good reason” (as such terms are defined therein) or (ii) as a result of the expiration of the term of the Holst Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•12 months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•100% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•100% accelerated vesting of Mr. Holst’s then-unvested shares of restricted stock and RSUs (if any); and

•payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of 12 months.

In addition to the above payments and benefits, in the event that Mr. Holst’s employment is terminated during the 18-month period following a “change in control” (i) by the Company without “cause” or by Mr. Holst for “good reason” or (ii) as a result of the expiration of the term of the Holst Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•24 months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•100% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•a pro-rated portion of his maximum annual target bonus for the calendar year in which the effective date of termination occurs;

•80% accelerated vesting of Mr. Holst’s then-unvested shares of restricted stock and RSUs (if any); and

•payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Holst and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of 12 months.

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

Under the terms of the Clark Employment Agreement, if Mr. Clark’s employment is terminated outside of a “change in control” (as defined in the Clark Employment Agreement) (i) by the Company without “cause” or by Mr. Clark with or without “good reason” (as such terms are defined therein) or (ii) as a result of the expiration of the term of the Clark Employment Agreement caused by the Company’s election not to renew such agreement, then he will be entitled to receive the following payments and benefits, subject to his execution and non-revocation of an effective general release of claims in favor of the Company:

•Six months’ base salary, payable in equal monthly installments in accordance with the Company’s normal payroll practices;

•50% of his maximum annual target bonus payable for the calendar year in which such termination occurs;

•a pro-rated portion of his maximum annual target bonus for the calendar year in which the effective date of termination occurs;

•100% accelerated vesting of Mr. Clark’s then-unvested shares of restricted stock and RSUs (if any); and

•payment (or reimbursement) of the COBRA premiums for continuation of coverage for Mr. Clark and his eligible dependents under the Company’s then existing medical, dental and prescription insurance plans for a period of six months.

In addition to the above payments and benefits, in the event that Mr. Clark’s employment is terminated during the 18-month period following a “change in control” by the Company without “cause” or by Mr. Clark for “good reason,” then he will also be entitled to receive (i) increased severance equal to 18 months’ base salary, (ii) 100% of his maximum annual target bonus payable for the calendar year in which such termination occurs, and (iii) extended payment (or reimbursement) of the COBRA premiums for 12 months. In such event, Mr. Clark will be entitled to receive 80% accelerated vesting of his then-unvested shares of restricted stock and RSUs (if any).

In consideration of the payments and benefits under the Clark Employment Agreement, Mr. Clark is restricted from engaging in competitive activities for six months after the termination of his employment, as well as prohibited from soliciting the Company’s clients and employees and from disclosing the Company’s confidential information.

John Underkoffler Separation Agreement.

On May 7, 2020, the Company announced that Mr. John Underkoffler had ceased serving in the role of Chief Technology Officer effective as of May 1, 2020. On November 9, 2020, the Company entered into a Separation Agreement (the “Separation Agreement”) with Mr. Underkoffler to aid in Mr. Underkoffler’s transition from the Company. Pursuant to the Separation Agreement, among other things: (i) the Company agreed to make a severance payment of $100,000 to Mr. Underkoffler (which was paid in a single lump sum during the year ended December 31, 2020) and provided him payment (or reimbursement) of the COBRA premiums for continuation of health insurance benefits for twelve months; (ii) Mr. Underkoffler executed a customary release of claims and proprietary information and inventions agreement; and (iii) Mr. Underkoffler resigned as a director of the Company effective as of November 9, 2020. Mr. Underkoffler’s resignation was not a result of any disagreement with the Company regarding any matter relating to its operations, policies or practices.

Potential Payments to Named Executive Officers upon Termination or Change-in-Control

In accordance with the terms of the Company’s 2007 Stock Incentive Plan and 2014 Equity Incentive Plan, upon a “Change in Control” or “Corporate Transaction” (as each such term is defined in such Plans), all shares of restricted stock, RSUs and all unvested options, including those held by the named executive officers, immediately vest and become exercisable, as applicable. No named executive officer is entitled to accelerated vesting in connection with a voluntary resignation, retirement, termination due to death or disability, or a termination for cause. In accordance with the terms of the Company’s 2019 Equity Incentive Plan, the Company is given authority to accelerate the timing of the exercise/vesting provisions of awards under such plan in the event of certain change in control or other corporate transactions.

See “Agreements with Named Executive Officers” above for a discussion of certain payments the Company could be required to make upon the termination of a Named Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our capital stock as of March 25, 2021 by each of the following:

•each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) known by us to own beneficially more than 5% of any class of our voting securities;

•the named executive officers set forth in the Summary Compensation Table under “Executive Compensation” above;

•each of our directors and director nominees; and

•all of our directors and executive officers as a group.

The amounts and percentages in the table below are based on shares issued and outstanding as of March 25, 2021, including (i) 26,618,048 shares of Common Stock. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is considered the beneficial owner of securities that can be acquired within 60 days of such date through the exercise or conversion of any option, warrant or other derivative security. Shares of Common Stock subject to options, restricted stock units (“RSUs”), warrants or other derivative securities which are currently exercisable or convertible or are exercisable or convertible within such 60 days are considered outstanding for computing the ownership percentage of the person holding such options, RSUs, warrants or other derivative security, but are not considered outstanding for computing the ownership percentage of any other person.

	Common Stock
Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Named Executive Officers and Directors:
Peter Holst	413,491	(3)	1.6%
David Clark	58,933	(4)	0.2%
Pete Hawkes	13,112	(9)	—%
James S. Lusk	43,406	(5)	0.2%
Jason Adelman	496,000	(6)	1.9%
All directors and executive officers as a group (4 people)	1,024,942		3.9%

Greater than 5% Owners:
Foundry Group, 700 Front St., Suite 104, Louisville, CO 80027	7,839,509	(7)	29.5%
Greenspring Associates, LLC 100 Painters Mill Road, Suite 700, Owings Mills, MD 21117	3,692,661	(8)	13.9%
Morgan Stanley Funds	3,416,345	(9)	12.8%

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
(4) Includes 48,933 shares of Common Stock and 10,000 shares of Common Stock subject to stock options presently exercisable.
(5) Based on ownership information from the Form 4 filed by Mr. Lusk with the SEC on May 31, 2018. Amount includes 10,000 shares of Common Stock subject to stock options presently exercisable and 28,904 shares of Common Stock issuable from vested RSUs (for which the shares of Common Stock have not yet been delivered in accordance with the terms of these RSUs).

(6) Based on ownership information from the Form 4 filed by Mr. Adelman with the SEC on April 23, 2020. Mr. Adelman beneficially owns 496,000 shares of Common Stock, of which 419,500 shares are held directly by Mr. Adelman and 76,500 shares are held in a retirement plan.
(7) Based on ownership information from an amendment to Schedule 13D filed on February 22, 2021.
(8) Based on ownership information from an amendment to Schedule 13G filed on February 12, 2021.
(9) Based on records from the Company’s transfer agent as of the date of this report.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2020 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options (a)	Weighted Average Exercise Price of Outstanding Stock Options (b)	Number of Securities to be Issued Upon Vesting of Outstanding Restricted Stock Units (*) (c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a) & (c))
Equity compensation plans approved by security holders	107,500	$19.64	—	3,013,500
(*) As of December 31, 2020, 28,904 vested RSUs remain outstanding under the Company’s 2014 Equity Incentive Plan, as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities--Securities Authorized for Issuance under Equity Compensation Plans” for information concerning our equity compensation plans as of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this Annual Report, there have been no transactions since January 1, 2019 to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year end for the last two completed fiscal years; and

•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Representations Agreement

On July 19, 2019, the Company entered into a Representation Agreement (the “Representation Agreement”) with certain stockholders of the Company comprised of Jason Adelman, Cass Adelman and certain of their affiliates (collectively, the “Stockholders”) regarding the nomination of Jason Adelman and Richard Ramlall to the Board of Directors of the Company in July 2019 and related matters. The Representation Agreement provided that, among other things, the Company would recommend, support and solicit proxies at the Company’s 2019 Annual Meeting of Stockholders for the re-election of Jason Adelman and Richard Ramlall together with three other directors selected by the Board. The Representation Agreement contained customary covenants of the Company regarding the nomination of Jason Adelman and Richard Ramlall to the Board and customary standstill obligations of the Stockholders. The Representation Agreement terminated on the earlier to occur of the date of the 2020 Annual Meeting of the Company’s stockholders or the one year anniversary of the 2019 Annual Meeting of the Company’s stockholders.

Policy on Future Related Party Transactions

Transactions with related parties, including the transactions referred to above, are reviewed and approved by independent members of the Board of Directors of the Company in accordance with the Company’s written Code of Business Conduct and Ethics.

Director Independence

See Item 10. Director Independence and Item 10. Board Leadership Structure and Role in Risk Oversight for information regarding the independence of our directors.

Item 14. Principal Accounting Fees and Services

The audit committee, composed entirely of independent, non-employee members of the Board of Directors, appointed the firm of EisnerAmper LLP (“EisnerAmper”) as the independent registered public accounting firm for the audit of the consolidated financial statements of the Company and its subsidiaries for the fiscal years ending December 31, 2020 and 2019. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the fiscal year ending December 31, 2020, reviewed the related interim quarters, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. EisnerAmper may also perform certain non-audit services for our Company. The audit committee has determined that the provision of the services provided by EisnerAmper as set forth herein are compatible with maintaining EisnerAmper’s independence and the prohibitions on performing non-audit services set forth in the Sarbanes-Oxley Act and relevant SEC rules.

Audit Fees

EisnerAmper, our principal accountant, billed us approximately $275,000 for professional services for the audit of our annual consolidated financial statements for the 2020 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2020 fiscal year. EisnerAmper billed us $344,480 for professional services for the audit of our annual consolidated financial statements for the 2019 fiscal year and the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the 2019 fiscal year.

Audit-Related Fees

EisnerAmper did not bill us in the 2020 and 2019 fiscal years for any audit-related fees.

Tax Fees

EisnerAmper did not bill us in the 2020 and 2019 fiscal years for any professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

EisnerAmper billed us $9,000 in the 2020 fiscal year for products and services other than the audit and audit-related fees described above. There was no other products or services billed for in the 2019 fiscal year.
Audit Committee Pre-Approval Policy

The audit committee is required to pre-approve the engagement of EisnerAmper to perform audit and other services for the Company. Our procedures for the pre-approval by the audit committee of all services provided by EisnerAmper comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. The audit engagement is specifically approved, and the auditors are retained by the audit committee. The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by EisnerAmper. In accordance with audit committee policy and the requirements of law, all services provided by EisnerAmper in the 2020 and 2019 fiscal years were pre-approved by the audit committee and all services to be provided by EisnerAmper will be pre-approved. Pre-approval includes audit services, audit-related services, tax services and other services. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

    2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
    3. Exhibits:
A list of exhibits required to be filed as part of this Report is set forth in the Exhibit Index on page 44 of this Form 10-K, which immediately precedes such exhibits, and is incorporated by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Agreement and Plan of Merger dated August 12, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012, and incorporated herein by reference). and Exchange Commission (“SEC”) on August 13, 2012, and incorporated herein by reference).

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

4.12
Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement, dated June 26, 2020, by and among by and among Oblong, Inc., Oblong Industries, Inc., and GP Communications, LLC, as borrowers, and Silicon Valley Bank as lender (filed as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020, and incorporated herein by reference).

4.13
Agreement, dated October 20, 2020, by and among Oblong, Inc., Oblong Industries, Inc., GP Communications LLC, and Silicon Valley Bank (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).

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

10.31
Second Amended and Restated Loan and Security Agreement, dated October 1, 2019, by and among the Registrant, Oblong Industries, Inc., and Silicon Valley Bank (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2019, and incorporated herein by reference).

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

10.34	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
10.35	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020, and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm-EisnerAmper LLP.
24.1	Power of Attorney (included in the signature page hereto)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

———————

# Constitutes a management contract, compensatory plan or arrangement.

* Filed herewith.
** Furnished herewith.
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as of this 30th day of March 2021 in the capacities indicated.

/s/ Peter Holst	Chairman of the Board, President and Chief Executive Officer
Peter Holst

/s/ David Clark	Chief Financial Officer (Principal Financial and Accounting Officer)
David Clark

/s/ Jason Adelman	Director
Jason Adelman

/s/ James Lusk	Director
James Lusk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oblong, Inc.

We have audited the accompanying consolidated balance sheets of Oblong, Inc. (the “Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

The Company performs goodwill impairment testing on an annual basis on September 30 or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. For reporting units evaluated using a quantitative assessment, the fair values are determined using a weighting of an income approach and a market approach. An impairment loss is recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. During the first quarter of 2020, the Company determined that interim triggering events, including the economic downturn caused by COVID-19 and the resulting declines in certain of the Company’s revenue, required an interim evaluation of goodwill at March 31, 2020. The impairment test determined the carrying value of goodwill in the Oblong (formerly Glowpoint) reporting unit exceeded its estimated fair value. As a result, the Company impaired the full carrying value of this reporting unit’s goodwill through an impairment charge of $541,000.

We identified goodwill impairment assessment as a critical audit matter because of the significant management judgment and subjectivity in developing the fair value measurement of the reporting units. This required a high degree of auditor judgement and an increase in audit effort to perform procedures and evaluate audit evidence related to the revenue growth rates, estimated costs, and the discount rate assumptions utilized in the income approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill impairment assessment; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the valuation model used in management’s estimate; (iv) testing the completeness, accuracy, and relevance of underlying data used in the model; and (v) evaluating the reasonableness of the revenue growth rates and assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates, estimated costs and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performed sensitivity analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection of sales growth rates and discount rates.

Intangible Asset Impairment Assessment

Intangible assets are comprised of developed technology, trade names, and distributor relationships in the Oblong Industries reporting segment. The Company assesses the impairment of intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. Estimates and assumptions are utilized in the valuations, including projected cash flows, revenue growth rates, and the estimated useful lives of the assets. These estimates are subject to significant management judgment. Changes in these estimates can have a significant impact on the determination of cash flows and could potentially result in future material impairments. The Company did not record any impairments on these intangible assets in 2020.

We identified the intangible asset impairment assessment as a critical audit matter because of the significant management judgment and subjectivity in developing the undiscounted cash flows utilized in the impairment assessment. This required a high degree of auditor judgement and significant audit effort to perform procedures and evaluate audit evidence related to the projected cash flows including revenue growth rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the intangible asset impairment assessment; (ii) testing management’s process for developing the undiscounted cash flow estimate; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the revenue growth rates and assumptions used by management, including the estimated useful lives of the intangible assets. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performed sensitivity analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of Management’s estimates and assumptions related to the selection of sales growth rates and the estimated useful lives of the assets.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.
EISNERAMPER LLP
Iselin, New Jersey
March 30, 2021

OBLONG, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value and shares)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$5,058	$4,602
Current portion of restricted cash	158	—
Accounts receivable, net	3,166	2,543
Inventory	920	1,816
Prepaid expenses and other current assets	691	965
Total current assets	9,993	9,926
Property and equipment, net	573	1,316
Goodwill	7,367	7,908
Intangibles, net	10,140	12,572
Operating lease, right-of-use assets	903	3,117
Other assets	167	70
Total assets	$29,143	$34,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of debt discount	$2,014	$2,664
Accounts payable	313	647
Current portion deferred revenue	1,217	1,901
Operating lease liabilities, current	830	1,294
Accrued expenses and other liabilities	1,201	1,752
Total current liabilities	5,575	8,258
Long-term liabilities:
Long-term debt, net of current portion and net of debt discount	403	2,843
Operating lease liabilities, net of current portion	602	2,020
Deferred revenue, net of current portion	506	—
Other long-term liabilities	—	3
Total long-term liabilities	1,511	4,866
Total liabilities	7,086	13,124
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, 45 and 32 shares, issued and outstanding, and liquidation preference of $338 and $237 at December 31, 2020 and 2019, respectively	—	—
Preferred stock Series C, convertible; $.0001 par value; $1,000 stated value; 1,750 shares authorized, no shares issued and outstanding and no liquidation preference at December 31, 2020 and 475 shares issued and outstanding and liquidation preference of $475 at December 31, 2019	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, 1,697,958 and 1,734,901 shares issued and outstanding, and liquidation preference of $48,392 and $49,445 at December 31, 2020 and 2019, respectively	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, 131,579 shares issued and outstanding and liquidation preference of $3,750 at December 31, 2020 and 2019	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 7,861,912 shares issued and 7,748,629 outstanding at December 31, 2020 and 5,266,800 shares issued and 5,161,500 outstanding at December 31, 2019	1	1
Treasury stock, 113,300 and 105,300 shares at December 31, 2020 and 2019, respectively	(181)	(165)
Additional paid-in capital	215,092	207,383
Accumulated deficit	(192,855)	(185,434)
Total stockholders’ equity	22,057	21,785
Total liabilities and stockholders’ equity	$29,143	$34,909

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues	$15,333	$12,827
Cost of revenues (exclusive of depreciation and amortization)	7,280	7,427
Gross profit	8,053	5,400
Operating expenses:
Research and development	3,711	2,023
Sales and marketing	3,392	1,936
General and administrative	6,724	5,377
Impairment charges	1,150	2,317
Depreciation and amortization	3,140	1,321
Total operating expenses	18,117	12,974
Loss from operations	(10,064)	(7,574)
Interest and other (income) expense:
Interest expense and other, net	352	187
Gain on extinguishment of debt	(3,117)	—
Foreign exchange loss	19	—
Interest and other (income) expense, net	(2,746)	187
Loss before income taxes	(7,318)	(7,761)
Income tax expense	103	—
Net loss	$(7,421)	$(7,761)
Preferred stock dividends	17	27
Undeclared dividends	788	—
Net loss attributable to common stockholders	$(8,226)	$(7,788)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(1.48)	$(1.52)

Weighted-average number of common shares:
Basic and diluted	5,547	5,108

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares of Series A-2, Series B, Series C, Series D and Series E Preferred Stock)

	Series A-2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	32	$—	75	$—	525	$—	—	$—	—	$—	5,114	$1	133	$(496)	$184,998	$(177,673)	$6,830
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,761)	(7,761)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110	—	110
Issuance of preferred stock in merger	—	—	—	—	—	—	1,736,626	—	—	—	—	—	—	—	18,862	—	18,862
Forfeiture of preferred stock	—	—	—	—	—	—	(1,725)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(75)	—	(50)	—	—	—	—	—	44	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	—	—	109	—	(76)	382	(382)	—	—
Proceeds from Series E equity offering	—	—	—	—	—	—	—	—	131,579	—	—	—	—	—	3,750	—	3,750
Repurchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	48	(51)	—	—	(51)
Issuance of warrants to purchase common stock in connection with long term debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	72	—	72
Balance at December 31, 2019	32	—	—	—	475	—	1,734,901	—	131,579	—	5,267	1	105	(165)	207,383	(185,434)	21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,421)	(7,421)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	8	—	—	—	198	—	198
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Forfeiture of preferred stock	—	—	—	—	—	—	(28,618)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	—	—	(475)	—	—	—	—	—	158	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of stock on vested restricted stock units	—	—	—	—	—	—	—	—	—	—	23	—	8	(16)	—	—	(16)
Series D exchanged for taxes	—	—	—	—	—	—	(8,325)	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock agreement	—	—	—	—	—	—	—	—	—	—	(9)	—	—	—	—	—	—
Issuance of common shares from financing, net of offering costs	—	—	—	—	—	—	—	—	—	—	2,293	—	—	—	7,371		7,371
Issuance of common shares from warrant exercise	—	—	—	—	—	—	—	—	—	—	72	—	—	—	—	—	—
Issuance of shares for professional service fees	—	—	—	—	—	—	—	—	—	—	50	—	—	—	58	—	58
Balance at December 31, 2020	45	$—	—	$—	—	$—	1,697,958	$—	131,579	$—	7,862	$1	113	$(181)	$215,092	$(192,855)	$22,057

See accompanying notes to consolidated financial statements

OBLONG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from Operating Activities (Net of business combinations):
Net loss	$(7,421)	$(7,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,140	1,321
Bad debt expense	168	11
Amortization of debt discount	56	90
Amortization of right-of-use assets	1,001	—
Fees paid with common stock	58	—
Gain on debt extinguishment	(3,117)	—
Stock-based compensation	198	110
Impairment charges on property and equipment	144	63
Impairment charges on right-of use assets	465	—
Impairment charges on goodwill	541	2,254
Changes in assets and liabilities:
Accounts receivable	(792)	780
Prepaid expenses and other current assets	273	301
Inventory	820	19
Other assets	(35)	495
Accounts payable	(335)	129
Accrued expenses and other liabilities	(415)	(692)
Deferred revenue	(178)	(373)
Operating lease liability	(1,134)	—
Other long-term liabilities	(3)	—
Net cash used in operating activities	(6,566)	(3,253)
Cash flows from Investing Activities:
Proceeds on sale of equipment	7	—
Cash acquired through Oblong Industries merger	—	2,194
Purchases of property and equipment	(38)	(45)
Net cash (used in) provided by investing activities	(31)	2,149
Cash flows from Financing Activities:
Principal payments under borrowing arrangement	(2,500)	—
Advances on borrowing arrangements	—	—
Proceeds from new loan agreement	2,417	—
Proceeds from issuance of common stock, net of offering costs of $602	7,371	—
Shares withheld to cover tax liability	(16)	—
Proceeds from Series E preferred stock	—	3,750
Purchase of treasury stock	—	(51)
Net cash provided by financing activities	7,272	3,699

Net increase in cash and restricted cash	675	2,595
Cash at beginning of year	4,602	2,007
Cash and restricted cash at end of year	$5,277	$4,602

See accompanying notes to consolidated financial statements

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$213	$105

Reconciliation of cash and restricted cash
Cash	$5,058	$4,602
Current portion of restricted cash	158	—
Restricted cash included in other assets, net of current portion	61	—
Total cash and restricted cash	$5,277	$4,602

Non-cash investing and financing activities:
Issuance of preferred stock in exchange for accrued dividends	$99	$—
Transfer of assets from inventory to property and equipment	$78	$—
Issuance of common stock warrant	$—	$72
Issuance of Series D stock for acquisition of Oblong Industries	$—	$18,862
Accrued preferred stock dividends	$17	$27
Issuance of common stock for vested restricted stock units	$—	$382
See accompanying notes to consolidated financial statements

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

Segments

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. Effective October 1, 2019, the former businesses of Glowpoint, Inc. (now Oblong, Inc.) and Oblong Industries were managed separately and involve different products and services. Accordingly, the Company currently operates in two segments: 1) the Oblong, Inc. (formerly Glowpoint) business which mainly consists of managed services for video collaboration and network and 2) the Oblong Industries business which consists of products and services for visual collaboration technologies. See Note 15 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment, and intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with our impairment tests, the inputs used in the fair value of equity based awards as well as the values ascribed to assets acquired and liabilities assumed in the business combination.

Restricted Cash

As of December 31, 2020, our total cash balance was $5,277,000, consisting of available cash of $5,058,000, current restricted cash of $158,000, and $61,000 in long-term restricted cash. The long-term restricted cash is included in our other assets on our consolidated balance sheet. The restricted cash pertains to two letters of credit that serve as the security deposit for our leased office space in Munich, Germany and our leased office space in Los Altos, California (as discussed in Note 16 - Commitments and Contingencies), and is secured by an equal amount of cash pledged as collateral, and such cash is held in a restricted bank account. As of February 28, 2021, the lease and the letter of credit ($158,000) for the Los Altos office space expired.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable. The allowance for doubtful accounts was $182,000 and $19,000 at December 31, 2020 and 2019, respectively.

Inventory

Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value. The Company periodically performs analyses to identify obsolete or slow-moving inventory, and as of December 31, 2020, the Company has recorded an reserve for obsolescence of $193,000. There was no corresponding reserve for 2019.

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

The Company measures fair value as required by Accounting Standards Codification (“ASC”) Topic 820“Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606.
The Company recognizes revenue using the five-step model as prescribed by Topic 606:
•Identification of the contract, or contracts, with a customer;
•Identification of the distinct performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when or as the Company satisfies a performance obligation.
Oblong’s (formerly Glowpoint) managed videoconferencing services are offered to our customers on either a usage basis or on a subscription. Our network services are offered to our customers on a subscription basis. Revenue for these services is generally recognized on a monthly basis as services are performed. Revenue related to professional services is recognized at the time the services are performed. The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments are deferred on our consolidated balance sheet and amortized over the expected life of the customer contract. Deferred revenue as of December 31, 2020 totaled $27,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2020, the Company recorded $21,000 of revenue that was included in deferred revenue as of December 31, 2019. During the year ended December 31, 2019, the Company recorded $32,000 of revenue that was included in deferred revenue as of December 31, 2018.
Oblong Industries’ visual collaboration products are composed of hardware and embedded software sold as a complete package, and generally include installation and maintenance services. Revenue for hardware and software is recognized upon shipment to the customer. Installation revenue is recognized upon completion of installation, which also triggers the beginning of recognition of revenue for maintenance services which range from one to three years. Revenue is recognized over time for maintenance services. Professional services are contracts with specific customers for software development, visual design, interaction design, engineering, and project support. These contracts vary in length, and revenue is recognized over time as services are rendered. Licensing agreements are for the Company’s core technology platform, g-speak, and are generally one year in length. Revenue for these services is recognized ratably over the service period. Upon adoption of Topic 606, Oblong Industries was not required to adjust its revenue recognition methodology, as recognition was deemed to be in-line with the five-step model. Deferred revenue as of December 31, 2020 totaled $1,696,000 as certain performance obligations were not satisfied as of this date. During the year ended December 31, 2020, the Company recorded $978,000 of revenue that was included in deferred revenue as of December 31, 2019. During the three months ended December 31, 2019, the Company recorded $352,000 of revenue that was included in deferred revenue as of the date of the merger.

The Company disaggregates its revenue by geographic region. See Note 15 - Segment Reporting for more information.

Taxes Billed to Customers and Remitted to Taxing Authorities

We recognize taxes billed to customers in revenue and taxes remitted to taxing authorities in our cost of revenue. For the years ended December 31, 2020 and 2019, we included taxes of $313,000 and $390,000, respectively, in revenue and we included taxes of $328,000 and $390,000, respectively, in cost of revenue.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company assesses the impairment of long-lived assets used in operations, primarily fixed assets and purchased intangible assets subject to amortization when events and circumstances indicate that the carrying value of the assets might not be recoverable. For purposes of evaluating the recoverability of fixed assets and amortizing intangible assets, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed the undiscounted cash flow, then the related assets will be written down to fair value.

For the years ended December 31, 2020 and 2019, the Company recorded asset impairment charges on property and equipment of $144,000 and $63,000, which pertained primarily to assets no longer used in the business. During the year ended December 31, 2020, the Company disposed of fixed assets of $3,438,000, and the corresponding accumulated depreciation of $3,287,000, which resulted in a loss on disposal of $151,000. There were no impairments to purchased intangible assets for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, the Company recorded aggregate impairment charges of $465,000 on two right-of-use assets. See Note 16 - Commitments and Contingencies for further discussion. There were no impairments to right-of-use assets for the year ended December 31, 2019.

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). During the years ended December 31, 2020 and 2019, the Company recorded impairment charges on goodwill of $541,000 and $2,254,000, respectively. See Note 7 - Goodwill and Note 8 - Intangible Assets) for further discussion.

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

Note 2 - Liquidity and Going Concern

As of December 31, 2020, we had $5,277,000 of cash and $2,417,000 of total obligations under the MidFirst Bank Loan (the “PPP Loan”) under the Paycheck Protection Program (PPP) contained within the Coronavirus Aid, Relief, and Economic Security (CARES) Act (see Note 10 - Debt). Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the combined organization, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the combined organization’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the combined organization’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

Each share of Series D Preferred Stock is automatically convertible into a number of shares of Common Stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the completion of both i) approval of such conversion by the Company’s stockholders (which occurred on December 19, 2019) and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American. Upon such conversion, the Series D Preferred Stock (including shares of Restricted Series D Preferred Stock) will convert into an aggregate of 17,349,010 shares of common stock. Following their conversion to common stock, shares of Restricted Series D Preferred Stock will remain subject to their vesting conditions. Subsequent to the date of this Annual Report on Form 10-K, the company transferred the listing of its common stock from the NYSE American to the Nasdaq Capital Market. Upon this transfer, all of the Series D Preferred Stock, including the Restricted Series D Stock, was converted into shares of the Company’s common stock. Please refer to Note 20 - Subsequent Events for further discussion of the transfer and the conversion.

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

Series D Preferred Stock (1,686,659 shares at $11.15 per share)	$18,811,000
Value of common stock options issued (107,845 at $0.47 per option)	$51,000
Total purchase price	$18,862,000

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

The purchase price exceeded the fair value of the net assets acquired by 7,367,000, which was recorded as goodwill.

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

The consolidated statement of operations for the year ended December 31, 2019 includes $3,167,000 of revenue and net loss of $3,360,000 related to Oblong Industries for the period from October 1, 2019 through December 31, 2019. The Company's unaudited pro forma results for the year ended December 31, 2019 is summarized in the table below, assuming the Acquisition had occurred on January 1, 2019 (in thousands). These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2019, nor to be indicative of future results of operations. These pro forma results include pro forma adjustments of $1,393,000 for the year ended December 31, 2019 related to the incremental amortization of Oblong Industries’ intangible assets recorded in connection with the Acquisition.

Pro forma and unaudited (as if the acquisition of Oblong Industries had occurred on January 1, 2019)
Year Ended December 31, 2019
Revenue
Oblong (formerly Glowpoint)	$9,660
Oblong Industries	15,926
Total revenue	$25,586
Net loss
Oblong	$4,401
Oblong Industries	15,795
Pro forma net loss	$20,196

Note 4 - Inventory

Inventory was $920,000 and $1,816,000 as of December 31, 2020 and 2019, respectively, and consisted primarily of equipment related to our Mezzanine™ product offerings, including cameras, tracking hardware, computer equipment, display equipment and amounts related to the Oblong Industries business. Inventory consists of finished goods and was determined using average costs and was stated at the lower of cost or net realizable value.

The Company periodically performs analyses to identify obsolete or slow-moving inventory. As of December 31, 2020, we had a reserve for obsolete or slow moving inventory of $193,000.

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Other prepaid expenses	$663	$548
Other current assets	28	209
Prepaid software licenses	—	208
Prepaid expenses and other current assets	$691	$965

Note 6 - Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Network equipment and software	$4,957	$6,251
Computer equipment and software	5,686	$7,232
Leasehold improvements	164	$953
Office furniture and equipment	752	$369
	11,559	14,805
Accumulated depreciation and amortization	(10,986)	(13,489)
Property and equipment, net	$573	$1,316

Estimated Useful Life
Network equipment and software	3 to 5 Years
Computer equipment and software	3 to 5 Years
Leasehold improvements	(*)
Office furniture and equipment	3 to 10 Years

(*) – Amortized over the shorter period of the estimated useful life (five years) or the lease term.

Related depreciation and amortization expense for the consolidated entities was $708,000 and $614,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

For the years ended December 31, 2020 and December 31, 2019, the Company recorded asset impairment charges on property and equipment of $144,000 and $63,000, which pertained primarily to assets no longer used in the business. During the year ended December 31, 2020, the Company transferred trade show assets valued at $78,000 (net of $38,000 depreciation) from inventory to fixed assets; disposed of fixed assets of $3,438,000, and the corresponding accumulated depreciation of $3,287,000, for proceeds of $7,000 resulting in a loss on disposal of $144,000.

Note 7 - Goodwill

As of December 31, 2020 and 2019, goodwill was $7,367,000 and $7,908,000, respectively. As of December 31, 2020, goodwill was comprised of $7,367,000 recorded in connection with the October 1, 2019 acquisition of Oblong Industries.

We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. Following the Acquisition of Oblong Industries, the Company operated two reporting units, Oblong (formerly Glowpoint) and Oblong Industries. During the year ended December 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units as of March 31, 2020. To determine the fair value of each reporting unit for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, as of both testing dates, therefore no impairment charge was required for the year ended December 31, 2020. For the Oblong (formerly Glowpoint) reporting unit, we recorded an impairment charge on goodwill of $541,000 at March 31, 2020, as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as “Impairment Charges” on our consolidated Statements of Operations, and reduced goodwill for the Oblong. reporting unit to zero.
The activity in goodwill during the years ended December 31, 2020 and 2019 is shown in the following table ($ in thousands):

Goodwill	Oblong	Oblong Industries	Total
Balance January 1, 2019	$2,795	$—	$2,795
Acquisition	—	7,367	7,367
Impairment	(2,254)	—	(2,254)
Balance December 31, 2019	541	7,367	7,908
Impairment	(541)	—	(541)
Balance December 31, 2020	$—	$7,367	$7,367

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 8 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Oblong
Affiliate network	$994	$(735)	$259	$994	$(666)	$328
Trademarks	548	(548)	—	548	(504)	44
Subtotal	1,542	(1,283)	259	1,542	(1,170)	372

Oblong Industries
Developed technology	10,060	(2,520)	7,540	10,060	(504)	9,556
Trade names	2,410	(302)	2,108	2,410	(60)	2,350
Distributor relationships	310	(77)	233	310	(16)	294
Subtotal	12,780	(2,899)	9,881	12,780	(580)	12,200
Total	$14,322	$(4,182)	$10,140	$14,322	$(1,750)	$12,572

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim impairment test of intangible assets for both reporting units. During the year ended December 31, 2020, no impairment charges were required. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350. The weighted average lives for the components of intangible assets are as follows:

Oblong (formerly Glowpoint)	Life
Affiliate network	12 years
Trademarks	8 years

Oblong Industries	Life
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $2,432,000 and $707,000 for the years ended December 31, 2020 and 2019, respectively. Amortization expense for each of the next five succeeding years will be as follows (in thousands):

2021	$2,386
2022	2,386
2023	2,386
2024	1,850
2025	241
Thereafter	891
Total	$10,140

Note 9 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation costs	$411	$810
Other accrued expenses and liabilities	786	843
Accrued dividends on Series A-2 Preferred Stock	4	99
Accrued expenses and other liabilities	$1,201	$1,752

Note 10 - Debt

Debt consisted of the following (in thousands):

	December 31,
	2020	2019
SVB Loan Principal	$—	$5,609
PPP Loan Principal	2,417	—
Total Loan Principal	2,417	5,609
Less: Unamortized SVB debt discount	—	(102)
Net carrying value	2,417	5,507
Less: SVB current maturities, net of debt discount	—	2,664
Less: PPP current maturities	2,014	—
Total current maturities, net of debt discount	2,014	2,664
Long-term SVB obligations, net of current maturities and debt discount	—	2,843
Long-term PPP obligations, net of current maturities	403	—
Total long-term obligations, net of current maturities and debt discount	$403	$2,843
Silicon Valley Bank Loan Agreement and Warrant

On October 1, 2019, in connection with the Acquisition of Oblong Industries, the Company and Oblong Industries, as borrowers, and SVB, as lender, executed an amendment to the SVB Loan Agreement. The SVB Loan Agreement provided for a term loan facility of approximately $5,247,000, and a discount of $362,000, for a total liability of $5,609,000 (the “SVB Loan”), all of which was outstanding at December 31, 2019. The Loan had a maturity date of March 1, 2022 with monthly payments of $291,500 (plus accrued and unpaid interest) to begin on October 1, 2020. The SVB Loan accrued interest at a rate equal to the Prime Rate plus 425 basis points (for a total of 7.50% as of September 30, 2020).

In connection with its execution of the amended SVB Loan Agreement on October 1, 2019, the Company issued a warrant to SVB that entitles SVB to purchase 72,394 shares of the Company’s common stock at an exercise price of $0.01 per share (the “SVB Warrant”). The SVB Warrant has a ten (10) year term. The fair value of the SVB Warrant was recorded to additional paid-in capital and was determined to be $72,000 using the Black-Scholes model. The debt discount associated with the SVB Loan was being amortized to interest expense using the effective interest method over the term of the debt.  During the year ended December 31, 2020, the Company amortized $83,000 of the debt discount, which is recorded in “Interest and other expense, Net” on our Consolidated Statements of Operations, and $47,000 of the discount was forgiven in the Satisfaction Agreement discussed below.

On October 22, 2020, the Company entered into an agreement (the “Satisfaction Agreement”) with certain of its subsidiaries, Oblong Industries, Inc. and GP Communications, LLC (the “Guarantors”), and SVB as lender, pursuant to which SVB agreed to accept a one-time cash payment of $2,500,000 (the “Satisfaction Payment”) in satisfaction of the Company’s outstanding payment obligations under the SVB Loan Agreement, effective immediately, subject to certain terms and conditions. SVB also agreed to release the security interests and other liens previously granted to or held by SVB as security for the Company’s obligations under the SVB Loan Agreement, as well as the Guarantors’ guarantees thereof. The Company made the Satisfaction Payment on October 22, 2020. The remaining balance of $3,063,000, net of discount, as well as $54,000 of accrued interest was forgiven and recorded as a “Gain on Extinguishment of Debt” on our Consolidated Statements of Operations. As of December 31, 2020, the Company has no outstanding obligations under the SVB Loan Agreement.

Paycheck Protection Program Loan

On April 10, 2020 (the “Origination Date”), the Company received $2,417,000 in aggregate loan proceeds (the “PPP Loan”) from MidFirst Bank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a Promissory Note (the “Note”), dated April 10, 2020, by and between the Company and the Lender. Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1.0%) per annum. Under the terms of the Note, payments of principal and interest are deferred for six months from the origination date. Following the deferral period, the Company will be required to make payments of principal plus interest accrued under the PPP Loan to the Lender in 18 monthly installments based upon an amortization schedule to be determined by the Lender based on the principal balance of the Note outstanding following the deferral period and taking into consideration any portion of the PPP Loan that is forgiven prior to that time. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration.

The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. The Company used the majority of the proceeds from the PPP Loan to pay expenses during the applicable period that the Company believes were for eligible purposes; certain reductions in Company payroll costs during this period may reduce the amount of the Note eligible for forgiveness. The Company expects to submit an application to the Lender for forgiveness of the PPP Loan in the second quarter of 2021. There is no guarantee that the Company will receive forgiveness for any fixed amount of any PPP Loan principal received by the Company.

Under the revised rules for the PPP Loan program, the Company will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to the Lender (or notifies the Lender that no loan forgiveness is allowed). Following the decision on forgiveness, the Company will be required to pay the Lender equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any. Interest accrued during the deferment period will be capitalized as principal.

The Company has accounted for the PPP Loan in the same manner as it has for its other loan agreements. Payments that are due within 12 months of balance sheet dates are shown as current liabilities and payments due thereafter are shown as non-current liabilities. We expect our forgiveness application to be processed, and any applicable payments to begin in May 2021. If the Company’s application for forgiveness is approved, the Company will recognize a gain on extinguishment of debt at the time of forgiveness. As of December 31, 2020 the remaining principal balance on the Note is $2,417,000 and $18,000 of interest has been accrued.

Future minimum principal payments are as follows (in thousands):

Future Minimum Principal Payments	PPP Loan[1]
2021	$2,014
2022	$403
$2,417

1Future minimum payments is based on the repayment beginning in May 2021.

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

Note 11 - Capital Stock

Common Stock

Our common stock has historically traded on the NYSE American under the symbol “GLOW.” On March 9, 2020, in connection with our name change to Oblong, Inc., we changed our ticker symbol to “OBLG.” On February 11, 2021, the Company effected a voluntary transfer from the NYSE American to the Nasdaq Capital Market. As of December 31, 2020 we had 150,000,000 shares of our $0.0001 par value Common Stock authorized, with 7,861,912 and 7,748,629 shares of issued and outstanding, respectively.

The following table provides a summary of Common Stock activity for the years ended December 31, 2020 and 2019 (in thousands):

Issued Shares as of December 31, 2018	5,114
Issuances from Preferred Stock Conversions	44
Issuances related to Stock Compensation	109
Issued Shares as of December 31, 2019	5,267

Less Treasury Shares:	105

Outstanding Shares as of December 31, 2019	5,162

Issuances from Private Placements	2,293
Issuances from Preferred Stock Conversions	158
Issuances related to Warrants	72
Issuances related to Stock Compensation	31
Forfeitures of Restricted Stock Awards	(9)
Issuance of shares for fees	50
Issued Shares as of December 31, 2020	7,862

Less Treasury Shares:	113

Outstanding Shares as of December 31, 2020	7,749

October 2020 Private Equity Placement

On October 21, 2020, the Company, entered into a Securities Purchase Agreement with certain accredited investors, providing for the offer and sale of (i) 1,043,000 shares of the Company’s Common Stock, at a price of $2.85 per share in cash, and (ii) warrants to purchase up to 521,500 shares of Common Stock (the “Warrants”) for gross proceeds of $2,973,000. Net proceeds were $2,717,000, after deducting issuance costs of $256,000. The Private Placement closed on October 22, 2020.

The Warrants have a term of 2 years, are initially exercisable at $4.08 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital and was determined to be $1,334,000 using the Black-Scholes model.
Warrant Issuance
On October 20, 2020, the Company issued 72,238 shares of its Common Stock to fulfill the exercise of a warrant by Silicon Valley Bank. Refer to Note 10 - Debt, for further discussion of the Silicon Valley Bank Warrant.

December 2020 Private Equity Placement

On December 6, 2020, the Company, entered into a Securities Purchase Agreement with certain accredited investors, providing for the offer and sale of (i) 1,250,000 shares Company’s Common Stock, at a price of $4.00 per share in cash, and (ii) warrants to purchase up to 625,000 shares of Common Stock (the “Warrants”) for gross proceeds of $5,000,000. Net proceeds were $4,654,000 after deducting issuance costs of $346,000. The Private Placement closed on December 7, 2020.

The Warrants have a term of 2 years, are initially exercisable at $5.49 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital and was determined to be $2,635,000 using the Black-Scholes model.

Warrants

As discussed above, during the year ended December 31, 2020, the Company granted and fulfilled an exercise of common stock warrants. Warrant activity for the years ended December 31, 2020 and 2019 is presented below:

	Outstanding
	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2018	—	$—
Granted	72,238	0.01
Warrants outstanding and exercisable, December 31, 2019	72,238	0.01
Granted	1,146,500	4.85
Exercised	(72,238)	0.01
Warrants outstanding and exercisable, December 31, 2020	1,146,500	$4.85

Issuance for Professional Service Fees

On December 10, 2020, the Company issued 50,000 shares of Common Stock as payment for services, equal to $348,000, related to a financial advisory agreement entered into on December 1, 2020. The term of the agreement is 6 months and the Company will record the expense ratably over that term as the service is provided. The Company recorded $58,000 as professional service fees included as a component of general and administrative expenses in the accompanying consolidated statement of operations.
During the years ended December 31, 2020 and 2019, 158,333 and 43,919 shares of the Company’s Common stock were issued in relation to preferred stock conversions. Refer to Note 12 - Preferred Stock, for further discussion of Preferred Stock.
Issuances for Stock Compensation

During the years ended December 31, 2020 and 2019, we issued 30,834 and 109,183 shares of common stock, respectively, relating to the vesting of restricted stock units under our equity incentive plans. Refer to Note 13 - Stock Based Compensation, for further discussion of our equity incentive plans. In addition, during 2020, unvested restricted stock awards of 9,321 were forfeited. There were no related forfeitures during 2019.

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on Stock Compensation transactions, or when purchasing shares related to the Stock Repurchase Program discussed below. The following table shows the activity for Treasury Stock during the years ended December 31, 2020 and 2019 (in thousands):

	Shares	Value
Treasury Shares as of December 31, 2018	133	$(496)
Issuances out of Treasury Stock	(76)	382
Purchases to cover stock compensation taxes	48	(51)
Treasury Shares as of December 31, 2019	105	$(165)
Purchases to cover stock compensation taxes	8	(16)
Treasury Shares as of December 31, 2020	113	$(181)

During the years ended December 31, 2020 and 2019, the Company repurchased 7,998 and 47,918 shares of the Company’s Common Stock (and recorded such shares in treasury stock) from employees, respectively, to satisfy $16,000 and $51,000 of minimum statutory tax withholding requirements relating to the vesting of stock awards, respectively. During 2019, approximately 76,000 shares were issued out of our Treasury Shares to fulfill RSU vestings. The value of the issued Treasury Shares was based on the original value of Treasury Shares, on a first-in-first-out basis, with the offset to Additional Paid in Capital.

Stock Repurchase Program

On July 21, 2018 the Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) granting the Company authority to repurchase up to $750,000 of the Company’s Common Stock. Under the Company’s Stock Repurchase Program, repurchases of Common Stock may be funded using the Company’s existing cash balance and/or future cash flows through repurchases made in the open market, in privately negotiated transactions, or pursuant to other means determined by the Company, in each case as permitted by securities laws and other legal requirements. The number of shares purchased under the Stock Repurchase Program and the timing of any purchases may be based on many factors, including the level of the Company’s available cash, general business conditions, and the pricing of the Common Stock. The Stock Repurchase Program does not obligate the Company to acquire a specific number of shares and may be suspended, modified, or terminated at any time. During the year ended December 31, 2020, the Company did not repurchase any shares of Common Stock. All shares of Common Stock repurchased under the Stock Repurchase Program are recorded as treasury stock. The Stock Repurchase Program does not have an expiration date. As of December 31, 2020, the Company had $673,000 remaining under the Stock Repurchase Program.

Note 12 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. The following table shows our authorized, issued, and outstanding preferred stock as of December 31, 2020:

	Authorized	Issued and Outstanding

5% Series A-2 Preferred	7,500	45
0% Series C Preferred	1,750	—
0% Series D Preferred	4,000	—
6% Series D Preferred	1,750,000	1,697,958
6% Series E Preferred	175,000	131,579

	1,938,250	1,829,582

Series A-2 Preferred Stock

Each share of Series A-2 Preferred Stock has a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and is convertible at the holder’s election into common stock at a conversion price per share of $16.11 as of December 31, 2020. Therefore, each share of Series A-2 Preferred Stock is convertible into 466 shares of common stock, for an aggregate of 20,950 shares of common stock, as of December 31, 2020. The conversion price is subject to adjustment upon the occurrence of certain events set forth in our Certificate of Incorporation.

The Series A-2 Preferred Stock is senior to all outstanding classes of the Company’s equity, has weighted average anti-dilution protection and, effective January 1, 2013, entitled to cumulative dividends at a rate of 5.0% per annum, payable quarterly, based on the Series A-2 Stated Value and payable at the option of the holder in cash or through the issuance of a number of additional shares of Series A-2 Preferred Stock with an aggregate liquidation preference equal to the dividend amount payable on the applicable dividend payment date. As of December 31, 2020 and 2019, the Company has recorded $4,000 and $99,000, respectively, in accrued dividends on the accompanying Consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the year ended December 31, 2020, $17,000 in dividends were accrued, $13,000 in accrued dividends were paid, and $99,000 in accrued and unpaid dividends were exchanged for 13 additional shares of Series A-2 Preferred Stock. The Company, at its option, may redeem all or a portion of the Series A-2 Preferred Stock in cash at a price per share of $8,250 (equal to $7,500 per share multiplied by 110%) plus all accrued and unpaid dividends.

In accordance with ASC Topic 815, we evaluated whether our convertible preferred stock contains provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and require a derivative liability. The Company determined no derivative liability is required under ASC Topic 815 with respect to our convertible preferred stock. A contingent beneficial conversion amount is required to be calculated and recognized when and if the adjusted $16.11 conversion price of the Series A-2 Preferred Stock is adjusted to reflect a down round stock issuance that reduces the conversion price below the $11.16 fair value of the common stock on the issuance date of the Series A-2 Preferred Stock.

On January 28, 2021, all outstanding shares of the series A-2 Preferred Stock, and accrued dividends, were converted into shares of common stock. Refer to Note 20 - Subsequent Events, for further discussion of the conversion.

Series C Preferred Stock

On January 25, 2018, the Company closed a registered direct offering of 1,750 shares of its Series C Preferred Stock for total gross proceeds to the Company of $1,750,000. The shares of Series C Preferred Stock were sold at a price equal to their stated value of $1,000 per share and were convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. During the years ended December 31, 2020 and 2019, 475 and 50 shares of Series C Preferred Stock were converted to 158,333 and 16,667 shares of the Company’s common stock, respectively. As of December 31, 2020, no shares of Series C Preferred Stock remain issued and outstanding.

Series D Preferred Stock

In connection with the Acquisition (see Note 3 - Oblong Industries Acquisition), the Company issued an aggregate of 1,686,659 shares of Series D Preferred Stock and an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), the latter of which are subject to vesting over a two-year period following the Closing Date of the Acquisition. Each share of Series D Preferred Stock is automatically convertible into a number of shares of the Company’s common stock equal to the accrued value of the share (initially $28.50), plus any accrued dividends thereon, divided by the Conversion Price (initially $2.85 per share, subject to specified adjustments) upon the completion of both (i) approval of such conversion by the Company’s stockholders (which occurred on December 19, 2019); and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American or any such other exchange upon which the Company’s securities are then listed for trading.

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock is entitled to receive an annual dividend equal to 6% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series D Preferred Stock will be increased by the amount of such dividend payment. The undeclared dividends for the Series D Preferred Stock, as of December 31, 2020, were $732,000, and increased the value of the Series D Preferred Stock by such amount.

During the years ended December 31, 2020 and 2019, 28,618 and 1,725 of Restricted Series D Preferred Stock were forfeited, respectively, and, in 2020, $8,325 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares. As of December 31, 2020, there are 1,647,991 shares of Series D Preferred Stock, and 49,967 shares of Restricted Series D Preferred Stock outstanding.

Series E Preferred Stock

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with the investors party thereto, who, prior to the closing of the Acquisition, were stockholders of Oblong Industries (the “Purchasers”), relating to the offer and sale by the Company in a private placement (the “Offering”) of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share. At an initial closing on October 1, 2019 and a subsequent closing on December 18, 2019, the Company sold a total of 131,579 shares of Series E Preferred Stock for net proceeds of approximately $3,750,000. The 131,579 shares of Series E Preferred Stock issued by the Company in the Series E Financing have an aggregate Accrued Value of $3,750,000 and upon their conversion will convert at a conversion price of $2.85 per share into 1,315,790 common shares. Like the Series D Preferred Stock, each share of Series E Preferred Stock is automatically convertible into common stock upon the receipt of all required authorizations and approval of a new listing application for the combined organization from the NYSE American or any such other exchange upon which the Company’s securities are then listed for trading.

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock is entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2020 or December 18, 2020, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends will accrue on such stock. Dividends are cumulative and accrue daily in arrears. If the Company’s Board of Directors does not declare any applicable dividend payment in cash, the Accrued Value of the Series E Preferred Stock will be increased by the amount of such dividend payment. The undeclared dividends for the Series E Preferred Stock, as of December 31, 2020, were $56,000, and increased the value of the Series E Preferred Stock by such amount.

During the years ended December 31, 2020 and 2019 no shares of Series E Preferred Stock were forfeited and 131,579 shares remain outstanding as of December 31, 2020.

Subsequent Conversion

If the outstanding shares of Series D and Series E Preferred Stock had been converted to common stock as of December 31, 2020, 17,020,100 and 1,315,790 shares of common stock would have been issued for the Series D and Series E Preferred Stock, respectively, which would have increased our outstanding shares of common stock from 7,748,629 to 26,084,519. In 2021 all outstanding shares of the Series D and Series E Preferred Stock, plus the value of the 6.0% dividend, were converted into shares of common stock. Refer to Note 20 - Subsequent Events, for further discussion of the conversion.

Note 13 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaces the Glowpoint, Inc. 2014 Equity Incentive Plan (the “Prior Plan”), which was adopted by the Company’s Board of Directors on April 22, 2014, and subsequently approved by the Company’s stockholders. Following approval of the 2019 Plan, the Company terminated the Prior Plan and may no longer make grants under the Prior Plan; however, any outstanding equity awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan. The maximum number of shares of the Company’s Common Stock initially reserved and available for issuance under the 2019 Plan was equal to the sum of (i) 2,600,000 shares the Company’s Common Stock and (ii) 421,000 shares of the Company’s Common Stock remaining available for issuance under the Prior Plan at the time of its termination. As of December 31, 2020, 28,904 restricted stock units were outstanding under the Prior Plan. As of December 31, 2020, the share pool available for new grants under the 2019 Plan is 3,013,500.

During the year ended December 31, 2020, the Company issued 7,500 shares from the 2019 Plan to a former Board member and recorded stock-based compensation expense of $35,000 in general and administrative expenses (based on the stock price on the date of issuance). No equity awards were granted under the 2019 Plan during the year ended December 31, 2019.

2007 Stock Incentive Plan

In May 2014, the Board terminated the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). Notwithstanding the termination of the 2007 Plan, outstanding awards under the 2007 Plan will remain in effect accordance with their terms. As of December 31, 2020, options to purchase a total of 107,500 shares of common stock and 627 shares of restricted stock were outstanding under the 2007 Plan. No shares are available for issuance under the 2007 Plan.

Stock Options

For the years ended December 31, 2020 and 2019, other than the options granted to certain former holders of options to purchase shares of Oblong’s common stock, for which no stock-based compensation was recorded as discussed below, no stock options were granted. A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the years ended December 31, 2020 and 2019 is presented below:

	Outstanding		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2018	118,003	$19.90	118,003	$19.90
Exchanged for Oblong Industries stock options	107,845	4.92
Expired	(440)	16.48
Forfeited	(10,063)	23.20
Options outstanding and exercisable, December 31, 2019	215,345	12.27	215,345	12.27
Expired	(107,845)	4.92
Options outstanding and exercisable, December 31, 2020	107,500	$19.64	107,500	$19.64

Additional information as of December 31, 2020 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	2,500	2.45	$9.00
$10.01 – $20.00	97,500	2.06	19.32
$20.01 – $30.00	2,500	1.43	21.80
$30.01 – $40.00	5,000	1.19	30.20
	107,500	2.01	$19.64

In connection with the Acquisition, all options to purchase shares of Oblong’s common stock held by previously terminated employees of Oblong Industries were assumed by the Company and deemed, in the aggregate, to constitute options to acquire a total of 107,845 shares of the Company’s common stock, at a volume weighted average exercise price of $4.92 per share and a remaining exercise period of one year. No stock-based compensation expense was recorded in the years ended December 31, 2020 and 2019 for these stock options, as the value for these options was recorded as part of the consideration of the Acquisition given that these options were issued to terminated employees. As of December 31, 2020, all 107,845 options had expired.
The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no remaining unrecognized stock-based compensation expense for options at December 31, 2020 as all options were vested.

Restricted Stock Awards

A summary of restricted stock granted, vested and unvested outstanding as of, and changes made during, the years ended December 31, 2020 and 2019, is presented below:

	Restricted Shares	Weighted Average Grant Price
Unvested restricted stock outstanding, December 31, 2018	11,320	$14.88
Vested	(1,372)	15.72
Forfeited	(9,321)	14.70
Unvested restricted stock outstanding, December 31, 2019	627	15.80
Unvested restricted stock outstanding, December 31, 2020	627	$15.80

Stock-based compensation expense relating to restricted stock awards is allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	—	3
	$—	$3

The stock compensation for the unvested restricted stock awards was amortized over an average service life of five years, but the vesting term was the lesser of i) ten years from the date of issuance (May 28, 2024) or ii) the departure date of the director. The unvested restricted stock awards have been fully expensed and there is no unrecognized stock-based compensation expense for restricted stock awards at December 31, 2020.

Restricted Stock Units

A summary of restricted stock units (“RSUs”) granted, vested, forfeited and unvested outstanding as of, and changes made during, the years ended December 31, 2020 and 2019, is presented below:

	Restricted Stock Units	Weighted Average Grant Price
Unvested RSUs outstanding, December 31, 2018	503,518	$1.94
Granted	55,479	1.30
Vested	(114,505)	3.05
Forfeited	(421,158)	1.54
Unvested RSUs outstanding, December 31, 2019	23,334	2.20
Vested	(23,334)	2.20
Unvested RSUs outstanding, December 31, 2020	—	$—

As of December 31, 2020 and 2019, 28,904 vested RSUs remain outstanding, as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSUs.

The number of RSUs vested during the year ended December 31, 2020 includes 7,998 shares of common stock withheld and repurchased by the Company on behalf of employees to satisfy $16,000 of tax obligations relating to the vesting of such shares.

Stock-based compensation expense relating to restricted stock units is allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$—	$10
Research and development	—	12
General and administrative	6	52
	$6	$74

There was no remaining unrecognized stock-based compensation expense for restricted stock units at December 31, 2020.

There was no tax benefit recognized for stock-based compensation expense for the years ended December 31, 2020 and 2019. No compensation costs were capitalized as part of the cost of an asset during the periods presented.

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

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$47	$17
Sales, general and administrative	$111	$16
	$158	$33

During the years ended December 31, 2020 and 2019, 29,694 and 1,725 shares of Restricted Series D Preferred Stock were forfeited, respectively and 18,548 shares were outstanding as of December 31, 2020. The remaining unrecognized stock-based compensation expense for Restricted Series D Preferred Stock at December 31, 2020 was $38,000, which was expensed in February 2021 upon the conversion of the shares into common. Refer to Note 20 - Subsequent Events, for further discussion of the conversion.

Note 14 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2020 and December 31, 2019, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Vested RSUs (for which shares of common stock have not yet been delivered) are included in the calculations of basic net loss per share. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock awards, to the extent they are dilutive. For the year ended December 31, 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net losses).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
Numerator:	2020	2019
Net loss	$(7,421)	$(7,761)
Less: preferred stock dividends	17	27
Less: undeclared dividends	$788	$—
Net loss attributable to common stockholders	$(8,226)	$(7,788)
Denominator:
Weighted-average number of shares of common stock for basic net loss per share	5,547	5,108
Basic and diluted net loss per share	$(1.48)	$(1.52)

The weighted-average number of shares for the years ended December 31, 2020 and 2019 includes 28,904 and 28,904 shares, respectively, of vested RSUs, as discussed in Note 13 - Stock Based Compensation.
The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Unvested restricted stock units	—	23,334
Outstanding stock options	107,500	215,345
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	18,161	10,978
Shares of common stock issuable upon conversion of Series C preferred stock	—	158,333
Shares of common stock issuable upon conversion of Series D preferred stock	17,020,100	17,349,010
Shares of common stock issuable upon conversion of Series E preferred stock	1,315,790	1,315,790
Warrants	1,146,500	72,394

Note 15 - Segment Reporting

Prior to the acquisition of Oblong Industries on October 1, 2019, the Company operated in one segment. The businesses of Oblong (formerly Glowpoint) and Oblong Industries were managed separately during the fourth quarter of 2019 and the year ended December 31, 2020, and involve different products and services. Accordingly, the Company currently operates in two segments: (1) the Oblong business which mainly consists of managed services for video collaboration and network applications; and (2) the Oblong Industries business which consists of products and services for visual collaboration technologies.

Because the closing of the acquisition of Oblong Industries occurred on October 1, 2019, the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in this Report only reflect Oblong Industries’ financial results for the fourth quarter of 2019, as compared to full year results for the year ended December 31, 2020.

Certain information concerning the Company’s segments for the years ended December 31, 2020 and 2019 is presented in the following tables (in thousands):

	For the Year Ended December 31, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$6,227	$9,106	$—	$15,333
Cost of revenues	3,789	3,491	—	7,280
Gross profit	$2,438	$5,615	$—	$8,053
Gross profit %	39.2%	61.7%	—%	52.5%

Allocated operating expenses	$1,479	$9,913	$—	$11,392
Unallocated operating expenses	—	—	6,725	6,725
Total operating expenses	$1,479	$9,913	$6,725	$18,117

Income (loss) from operations	$959	$(4,298)	$(6,725)	$(10,064)
Interest and other income (expense), net	(19)	2,765	—	2,746
Income (loss) before income taxes.	$940	$(1,533)	$(6,725)	$(7,318)
Income tax expense	$50	$53	$—	$103
Net income (loss)	$890	$(1,586)	$(6,725)	$(7,421)

	As of December 31, 2020
Total assets	$6,494	$22,649	$—	$29,143

	For the Year Ended December 31, 2019
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$9,660	$3,167	$—	$12,827
Cost of revenues	6,269	1,158	—	7,427
Gross profit	$3,391	$2,009	$—	$5,400
Gross profit %	35.1%	63.4%	—%	42.1%

Allocated operating expenses	$6,835	$5,183	$—	$12,018
Unallocated operating expenses	—	—	956	956
Total operating expenses	$6,835	$5,183	$956	$12,974

Loss from operations	$(3,444)	$(3,173)	$(956)	$(7,574)
Interest and other expense, net	—	—	(187)	(187)
Loss before income taxes	$(3,444)	$(3,173)	$(1,143)	$(7,761)
Income tax expense	$—	$—	$—	$—
Net loss	$(3,444)	$(3,173)	$(1,143)	$(7,761)

	As of December 31, 2019
Total assets	$5,942	$28,967	$—	$34,909

Unallocated operating expenses include costs for the year ending December 31, 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the years ended December 31, 2020 and 2019, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material. Revenue by geographic area is allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$10,288	$9,096
Foreign	$5,045	$3,731
	$15,333	$12,827
Disaggregated information for the Company’s revenue has been recognized in the accompanying consolidated statements of operations and is presented below according to contract type (dollars in thousands):

	Year ended December 31,
	2020	% of Revenue	2019	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$2,413	15.7%	$5,566	43.4%
Network services	3,611	23.6%	3,860	30.1%
Professional and other services	203	1.3%	234	1.8%
Total Oblong revenue	$6,227	40.6%	$9,660	75.3%

Revenue: Oblong Industries
Visual collaboration product offerings	$6,873	44.8%	$2,180	17.0%
Professional services	1,033	6.7%	709	5.5%
Licensing	1,200	7.8%	278	2.2%
Total Oblong Industries revenue	$9,106	59.4%	$3,167	24.7%
Total revenue	$15,333	100.0%	$12,827	100.0%
Oblong fixed assets were 100% located in domestic markets at December 31, 2020. Oblong Industries’ long-lived assets were located 80% in domestic and 20% in foreign markets at December 31, 2020.
The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Year Ended December 31,
		2020	2019
	Segment	% of Revenue	% of Revenue
Customer A	Oblong	17.0%	17.8%
Customer B	Oblong Industries	17.0%	*
Customer C	Oblong	—%	19.8%

Concentration of accounts receivable was as follows:

		As of December 31,
		2020	2019
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Oblong	14.1%	*
Customer B	Oblong Industries	20.1%	*
Customer C	Oblong Industries	12.0%	16.0%
Customer D	Oblong Industries	—%	18.0%
Customer E	Oblong	*	11.5%
    * The amount did not exceed 10% of the Company’s consolidated total revenue or accounts receivable.

Note 16 - Commitments and Contingencies

Operating Leases

We lease three facilities in Los Angeles, California, one facility in Boston, Massachusetts, one facility in Dallas, Texas, and one facility in Munich Germany, all providing office space. We also lease space in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2023. During 2020, and through the date of this filing, we exited leases in Herndon, Virginia; Atlanta, Georgia; Houston, Texas; Los Altos, California; London, England, and a warehouse space in Los Angeles, California. Although subject to COVID restrictions, we currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property, the Dallas property, and the Boston property. The Munich property is not in use and the Company is considering its options with this lease. Lease expenses, net of common charges and sublet proceeds, for the years ended December 31, 2020 and 2019 were $997,000 and $580,000, respectively. The 2019 lease expense consisted of twelve months of lease expense for Oblong (formerly Glowpoint) and three months of lease expense for Oblong Industries. The 2020 expenses consisted of twelve months of lease expense for Oblong Industries, and three months of lease expense for Oblong.

The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2023. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to three years and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following provides balance sheet information related to leases as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Assets
Operating lease, right-of-use asset, net	$903	$3,117

Liabilities
Current portion of operating lease liabilities	$830	$1,294
Operating lease liabilities, net of current portion	602	2,020
Total operating lease liabilities	$1,432	$3,314

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Year Ending December 31,
2021	$901
2022	514
2023	116
Total lease payments	$1,531
Effect of discounting	(99)
Total lease liability	$1,432

During the year ended December 31, 2020, we entered into one new operating lease, terminated six operating leases, and took impairment losses on the right-of-use assets on two of our operating leases. The following table provides a reconciliation of activity for our right of use assets and lease liabilities (in thousands):

	Right-of-Use Asset	Operating Lease Liability
Balance at December 31, 2019	$3,117	$3,314
Additions	$116	$116
Terminations and Modifications	$(864)	$(860)
Amortizations and Reductions	$(1,001)	$(1,138)
Impairment Charges	$(465)	$—
Balance at December 31, 2020	$903	$1,432

The ROU assets and lease liabilities are recorded on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019. During the year ended December 31, 2020, non-cash immaterial out-of-period adjustments of approximately $195,000 were recorded to reduce the right of use asset and lease liability. These adjustments related to an error in the calculation of these amounts, in connection with the Oblong Acquisition.

During the year ended December 31, 2020, the Company entered into one new lease, in City of Industry, CA, for warehouse space. The new lease commenced on September 1, 2020 and has a term of 18 months. The new lease resulted in an addition to ROU Assets, and corresponding increase to lease liability, of $116,000.

During the year ended December 31, 2020, the Company exited six of its leases, one in Denver, one in New York, one in London, one in Atlanta, one in Los Angeles, and one in Virginia. The Denver lease was exited in the first quarter of 2020, the New York and London leases were exited in the second quarter of 2020, and the Atlanta lease was exited in the third quarter of 2020 when the Company elected not to renew the leases. The Los Angeles lease was exited in third quarter of 2020, and the Virginia lease was exited in the fourth quarter of 2020, when the Company negotiated early terminations of the leases. These lease exits resulted in the reduction of ROU assets and the reduction of lease liability.

The Denver ROU asset was fully amortized, and the lease liability had been fully paid, as of the date of exit resulting in a net effect of zero on the ROU asset and operating lease liability on the Company’s consolidated balance sheet during the first quarter of 2020.

The New York ROU asset was fully amortized, and the lease liability had been fully paid, as of the date of exit resulting in a net effect of zero on the ROU asset and operating lease liability on the Company’s consolidated balance sheet during the first quarter of 2020.

The London lease expired in April 2020 and the Company elected not to renew the lease. The Company had originally planned to renew the London Lease, and, pursuant to ASC 842, had recorded additional operating lease liability and ROU asset value. Upon the exit of the London Lease, the Company recorded a disposal of ROU asset value of $214,000 and corresponding reduction of operating lease liability of $197,000 on the Company’s consolidated balance sheet during the first quarter of 2020.

On April 24, 2020, the Company signed an amendment to the lease on our Los Angeles warehouse in order to exit the lease early. The original termination date of the lease was the end of May 2022 and we exited the lease at the end of August 2020. Upon the exit of the LA Warehouse Lease, the Company recorded a disposal of ROU asset value of $317,000 and corresponding reduction of operating lease liability of $333,000 of lease liability on the Company’s consolidated balance sheet during the second quarter of 2020. In addition, in exchange for the early termination, the Company forfeited its security deposit of $26,000.

On July 31, 2020, the Company entered into a termination agreement related to our lease in Atlanta, upon the expiration of the lease term. The Company had originally planned to renew the Atlanta Lease, and, pursuant to ASC 842, had recorded additional operating lease liability and ROU asset value. Upon exit of the Atlanta lease, the Company recorded a disposal of ROU asset value of $17,000, and a corresponding reduction of lease liability of $20,000, on the Company’s consolidated balance sheet during the third quarter of 2020.

On November 30, 2020, the Company entered into a termination agreement, related to our lease in Virginia, in exchange for a cancellation fee of $45,000 and the forfeiture of our $18,000 security deposit. The original term of the lease was set to expire in September 2022. Upon exit of the Virginia lease, the Company recorded a disposal of ROU asset value of $120,000, and a corresponding reduction of lease liability of $137,000, on the Company’s consolidated balance sheet during the fourth quarter of 2020.

During 2020, the Company subleased its office space in Dallas and Los Altos, a portion of its office space in Boston, and in December 2020, we subleased one of the units of our LA office space. The sublease terms all mirror the remaining terms of their respective leases, and all subleases are in good standing. During the year ended December 31, 2020, the Company recorded an offset of approximately $374,000 to our rent and occupancy expenses from the proceeds of these subleases.

On December 31, 2020, the Company determined it was not going to be able to sublet the remainder of the Boston property, or any of the Munich property, and impaired the ROU asset value of these leases. The Company recorded impairment charges of $195,000 and $270,000 on the ROU assets of the Boston and Munich leases, respectively, and included these amounts in impairment expense in the accompanying consolidated statement of operations for the year ended December 31, 2020.

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted. As discussed in Note 21, an existing major customer of the Company suspended certain professional services we provided to the customer effective April 30, 2020 due to COVID-19. These services accounted for $1.0 million, or 9%, of the Company’s revenue for the year ended December 31, 2020. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows.

Note 17 - Income Taxes

The following table sets forth pretax book loss (in thousands):

	Year Ended December 31,
	2020	2019
United States	$(7,570)	$(7,882)
Foreign	252	121
Total	$(7,318)	$(7,761)

The following table sets forth income before taxes and the income tax expense for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
Foreign	53	—
State	50	—
	103	—

Deferred:
Federal	—	—
Foreign	—	—
State	—	—
	—	—
Income tax expense	$103	$—

Our effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2020 and 2019 as shown in the following table (in thousands):

	Year Ended December 31,
	2020	2019
U.S. federal income taxes at the statutory rate	$(1,533)	$(1,630)
State taxes, net of federal effects	(122)	(130)
UK Anti-Hybrid expense addback	289	397
Transaction costs	—	74
Goodwill impairment	114	473
Section 382 Limitation	—	(7,448)
Adjustment to NOL Benefit	4,640	—
NOL Carryforward Adjustment for Expired NOLs	84	—
Stock Compensation Plan Adjustments	272	—
Change in state apportionment rate	(350)	(406)
Change in valuation allowance	(3,868)	8,869
Research and development credit	546	(136)
Other	31	(63)
Income tax expense	$103	$—

The tax effect of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 is presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Tax benefit of operating loss carry forward - Federal	$23,184	$22,793
Tax benefit of operating loss carry forward - State	5,548	10,122
Accrued expenses	141	83
Deferred revenue	417	522
Stock-based compensation	396	671
Fixed assets	329	320
Goodwill	167	236
Inventory	47	(61)
Intangible amortization	(2,285)	(3,287)
R&D credit	2,154	2,700
Texas margin tax temporary credit	159	186
Other	285	125
Total deferred tax asset, net	$30,542	$34,410

Valuation allowance	(30,542)	(34,410)
Net deferred tax liability	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results. The change in valuation allowance for the year ended December 31, 2020 is an decrease of $4,005,000 principally due to the reduction of NOLs due to Section 382 limitations. The change in valuation allowance for the year ended December 31, 2019 was an increase of $25,040,000.

We and our subsidiary file federal and state tax returns on a consolidated basis. On October 1, 2019 Oblong, Inc. acquired the stock of Oblong Industries Inc. that resulted in Oblong Industries Inc.'s shareholders now owning 75% of Oblong, Inc. Therefore, an “ownership change” occurred on this date (as defined under Section 382 of the Internal Revenue Code of 1986, as amended), which places an annual limitation on the utilization of the net operating loss (“NOL”) carryforwards accumulated before the ownership change. If additional ownership changes occur in the future, the use of the net operating loss carryforwards could be subject to further limitation.

As a result of this annual limitation and the limited carryforward life of the accumulated NOLs, we determined that the ownership change resulted in the permanent loss of approximately $30,880,000 of tax NOL carryforwards. At December 31, 2019, we had federal net operating loss carryforwards of $108,497,000 available to offset future federal taxable income which expire in various amounts from 2020 through 2037. At December 31, 2020, we had federal net operating loss carryforwards of $110,401,000 available to offset future federal taxable income which expire in various amounts from 2020 through 2037. Of this amount, 5,928,000 is subject to annual Section 382 limitations. As of December 31, 2020 and 2019, the Company also has various state net operating loss carryforwards of $94,223,000 and $141,210,000, respectively. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change, from year to year and impact the amount of such carryforwards.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

Additionally, ASC 740 provides guidance on the recognition of interest and penalties related to unrecognized tax benefits. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2020 and 2019.

The federal and state tax returns for the 2017 and subsequent years are currently open to examination.

Note 18 - 401(k) Plan

We have adopted a retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees who meet minimum age and service requirements. Company contributions to the 401(k) plan for the years ended December 31, 2020 and 2019 were $58,000 and $74,000, respectively.

Note 19 - Related Party Transactions

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement with the investors party thereto, who, prior to the closing of the Acquisition, were stockholders of Oblong Industries, relating to the offer and sale by the Company in a private placement (the “Offering”) of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share (see further discussion in Note 12 - Preferred Stock).

Note 20 - Subsequent Events

Listing Transfer from NYSE American to Nasdaq

On February 1, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company’s listing and trading of its Common Stock on the NYSE American ended at market close on February 11, 2021, and trading began on Nasdaq at market open on February 12, 2021, and is continuing to trade under the ticker symbol “OBLG”.

Preferred Stock Conversions

Series A-2 Preferred Stock

On January 28, 2021, the Company entered into an agreement with the holder of the Series A-2 Preferred Stock to convert the Stated Value of all outstanding shares of the Series A-2 Preferred Stock, approximately 45 shares, into 84,292 shares of the Company’s common stock, at a negotiated conversion price of $4.00 per share, after taking into consideration accrued and unpaid dividends.

Series D and Series E Preferred Stock

The terms of the Company’s Series D and Series E Preferred Stock, par value $0.0001 per share (together, the “Series D and E Preferred Stock”), provided that such shares are automatically convertible into a number of shares of the Company’s Common Stock equal to the accrued value of the preferred shares (initially $28.50), plus any accrued dividends thereon, divided by the conversion price (initially $2.85 per share, subject to specified adjustments) upon the completion of both (i) approval of such conversion by the Company’s stockholders entitled to vote thereon (which occurred on December 19, 2019); and (ii) the receipt of all required authorizations and approval of a new listing application for the combined organization following the Company’s October 2019 acquisition of Oblong Industries, Inc. from the NYSE American or any such other exchange upon which the Company’s securities are then listed for trading. The Company determined that this conversion condition was completed in its entirety, and the Series D and E Preferred Stock automatically converted to shares of Common Stock pursuant to their terms, effective upon the commencement of trading of the Company’s Common Stock on Nasdaq as described above.

As of the date of conversion, the Company had 1,703,641 shares of Series D Preferred Stock and 131,579 shares of Series E Preferred Stock outstanding, respectively. The outstanding shares of Series D and Series E Preferred stock were converted into 17,416,887 and 1,345,176 shares of Common Stock, respectively, after taking into consideration all accrued and unpaid dividends.

Following the conversion of the Series A-2, Series D, and Series E Preferred Stock, the Company had an aggregate of 26,618,048 shares of Common Stock issued and outstanding, and no shares of Preferred Stock issued and outstanding.