Form 10-Q
period 2021-03-31
Oblong, Inc.
filed 2021-05-13
CIK 746210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.
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

(303) 640-3838
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OBLG	Nasdaq Capital Market

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 11, 2021 was 26,616,048.

OBLONG, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains statements that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and its rules and regulations (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and its rules and regulations (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”). All statements other than statements of current or historical fact contained in this Report, including statements regarding Oblong’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to Oblong, are intended to identify forward-looking statements. These statements are based on Oblong’s current plans, and Oblong’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Report may turn out to be inaccurate. Oblong has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Part I. Item 1A. Risk Factors” and in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, as well as under “Part II. Item 1A. Risk Factors” in this Report. Oblong undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to Oblong or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Report. Forward-looking statements in this Report include, among other things: our ability to meet commercial commitments; our expectations and estimates relating to customer attrition, sales cycles, future revenues, expenses, capital expenditures and cash flows; our expectations relating to the forgiveness of our PPP Loan; evolution of our customer solutions and our service platforms; our ability to fund operations and continue as a going concern; expectations regarding adjustments to our cost of revenue and other operating expenses; our ability to finance investments in product development and sales and marketing; our ability to raise capital through sales of additional equity or debt securities and/or loans from financial institutions; our beliefs about employee relations; statements relating to market need, evolution of our solutions and our service platforms; our beliefs about the service offerings of our competitors and our ability to differentiate Oblong’s services; adequacy of our internal controls; statements regarding our information systems and our ability to protect and prevent security breaches; expectations relating to additional patent protection; and beliefs about the strength of our intellectual property, including patents. For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see “Part II. Item 1A. Risk Factors” in this Report. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OBLONG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value, stated value, and shares)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$3,964	$5,058
Current portion of restricted cash	61	158
Accounts receivable, net	1,779	3,166
Inventory	1,494	920
Prepaid expenses and other current assets	1,147	691
Total current assets	8,445	9,993
Property and equipment, net	430	573
Goodwill	7,367	7,367
Intangibles, net	9,543	10,140
Operating lease - right of use asset, net	773	903
Other assets	113	167
Total assets	$26,671	$29,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,417	$2,014
Accounts payable	1,079	313
Accrued expenses and other current liabilities	1,533	1,201
Current portion of deferred revenue	930	1,217
Current portion of operating lease liabilities	797	830
Total current liabilities	6,756	5,575
Long-term liabilities:
Long-term debt, net of current portion and net of discount	—	403
Operating lease liabilities, net of current portion	423	602
Deferred revenue, net of current portion	561	506
Total long-term liabilities	984	1,511
Total liabilities	7,740	7,086
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock Series A-2, convertible; $.0001 par value; $7,500 stated value; 7,500 shares authorized, zero and 45 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series D, convertible; $.0001 par value; $28.50 stated value; 1,750,000 shares authorized, zero and 1,697,958 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock Series E, convertible; $.0001 par value; $28.50 stated value; 175,000 shares authorized, zero and 131,579 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
See accompanying notes to condensed consolidated financial statements.

Common stock, $.0001 par value; 150,000,000 shares authorized; 26,729,331 shares issued and 26,616,048 outstanding at March 31, 2021 and 7,861,912 shares issued and 7,748,629 outstanding at December 31, 2020	3	1
Treasury stock, 113,283 shares of common stock at March 31, 2021 and December 31, 2020	(181)	(181)
Additional paid-in capital	215,397	215,092
Accumulated deficit	(196,288)	(192,855)
Total stockholder's equity	18,931	22,057
Total liabilities and stockholders’ equity	$26,671	$29,143
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$1,918	$5,328
Cost of revenue (exclusive of depreciation and amortization)	1,290	2,374
Gross profit	628	2,954

Operating expenses:
Research and development	692	1,327
Sales and marketing	527	1,220
General and administrative	2,067	2,028
Impairment charges	31	541
Depreciation and amortization	722	815
Total operating expenses	4,039	5,931
Loss from operations	(3,411)	(2,977)
Interest and other expense, net	5	154
Foreign exchange loss (gain)	17	(2)
Interest and other expense, net	22	152
Loss before income taxes	(3,433)	(3,129)
Income tax expense	—	—
Net loss	(3,433)	(3,129)
Preferred stock dividends	$1	$4
Undeclared dividends	$366	$—
Induced conversion of Series A-2 Preferred Stock	$300	$—
Net loss attributable to common stockholders	$(4,100)	$(3,133)

Net loss attributable to common stockholders per share:
Basic and diluted net loss per share	$(0.23)	$(0.60)

Weighted-average number of shares of common stock:
Basic and diluted	17,756	5,204

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	45	$—	1,697,958	$—	131,579	$—	7,861,912	$1	113,283	$(181)	$215,092	$(192,855)	$22,057
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,433)	(3,433)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	33	—	33
Conversion of Series A-2 Preferred Stock, including dividend accrual	(45)	—	—	—	—	—	84,292	—	—	—	—	—	—
Conversion of Series D and E Preferred Stock	—	—	(1,697,022)	—	(131,579)	—	18,762,119	2	—	—	(2)	—	—
Issuance of stock for services	—	—	—	—	—	—	21,008	—	—	—	274	—	274
Forfeitures of restricted stock	—	—	(81)	—	—	—	—	—	—	—	—	—	—
Series D Preferred shares to pay withholding taxes	—	—	(855)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	—	$—	26,729,331	$3	113,283	$(181)	$215,397	$(196,288)	$18,931
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020
(In thousands, except shares)
(Unaudited)

	Series A-2 Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	32	$—	475	$—	1,734,901	$—	131,579	$—	5,266,828	$1	105,285	$(165)	$207,383	$(185,434)	$21,785
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	32	—	32
Forfeitures of restricted stock	—	—	—	—	(14,441)	—	—	—	—	—	—	—	—	—	—
Preferred stock conversion	—	—	(150)	—	—	—	—	—	50,000	—	—	—	—	—	—
Issuance of preferred stock for accrued dividends	13	—	—	—	—	—	—	—	—	—	—	—	98	—	98
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Balance at March 31, 2020	45	—	325	—	1,720,460	$—	131,579	$—	5,316,828	1	105,285	(172)	207,509	(188,563)	18,775

See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,433)	$(3,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722	815
Bad debt expense	240	13
Amortization of debt discount	—	34
Amortization of right of use asset	130	302
Loss on disposal of equipment	—	22
Stock-based compensation	33	32
Common stock issued for services	274	—
Loss on foreign currency remeasurement	4	—
Impairment charges - property and equipment	31	—
Impairment charges - goodwill	—	541
Changes in operating assets and liabilities:
Accounts receivable	1,147	(1,679)
Inventory	(574)	377
Prepaid expenses and other current assets	(456)	(133)
Other assets	(7)	(59)
Accounts payable	766	274
Accrued expenses and other current liabilities	332	(398)
Deferred revenue	(232)	772
Lease liabilities	(212)	(320)
Net cash used in operating activities	(1,235)	(2,536)
Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Net cash used in investing activities	(17)	—
Cash flows from financing activities:
Purchase of treasury stock	—	(7)
Net cash used in financing activities	—	(7)
Decrease in cash and restricted cash	(1,252)	(2,543)
Cash and restricted cash at beginning of period	5,277	4,602
Cash and restricted cash at end of period	$4,025	$2,059

Supplemental disclosures of cash flow information:

Reconciliation of cash and restricted cash
Cash	$3,964	$2,059
Current portion of restricted cash	$61	$—
Total cash and restricted cash	$4,025	$2,059

Cash paid during the period for interest	$—	$90
Non-cash investing and financing activities:
Issuance of preferred stock in exchange for accrued dividends	—	98
Accrued preferred stock dividends	1	4
Inducement to convert Series A-2 Preferred Stock to common	300	—
Common stock issued for conversion of Preferred Stock	3	—
See accompanying notes to condensed consolidated financial statements.

OBLONG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

Basis of Presentation

The Company's fiscal year ends on December 31, of each calendar year. The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended December 31, 2020. In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

The December 31, 2020 year-end condensed consolidated balance sheet data in this document was derived from audited consolidated financial statements. These condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q does not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company's fiscal 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “2020 10-K”).

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

Segments
The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which includes managed services for video collaboration and network applications, and 2) the Oblong Industries business, which includes products and services for visual collaboration technologies. See Note 11 - Segment Reporting for further discussion.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of our financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the allowance for doubtful accounts, the estimated lives and recoverability of property and equipment, and intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with our impairment tests, and the inputs used in the fair value of equity based awards as well as the values ascribed to assets acquired and liabilities assumed in the business combination.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes. During the three months ended March 31, 2021, the Company recorded asset impairment charges on property and equipment of $31,000 for the discontinued use of, or disposal of, property and equipment. These charges are included in “Impairment Charges” on our condensed consolidated statement of operations. There were no impairment charges related to property and equipment for the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 as amended, “Financial Instruments - Credit Losses (Topic 326).” Topic 326 introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g. accounts receivable, loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2 - Liquidity and Going Concern Uncertainty

As of March 31, 2021, we had $3,964,000 of unrestricted cash, obligations of $2,417,000 under the Paycheck Protection Program loan (the “PPP Loan”), and working capital of $1,689,000. For the three months ended March 31, 2021, we incurred a net loss of $3,433,000 and used $1,235,000 of net cash in operating activities. See further discussion of the PPP Loan in Note 6 - Debt.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the Company’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

See Note 12 - Commitments and Contingencies to our condensed consolidated financial statements for discussion regarding certain additional factors that could impact the Company’s liquidity in the future.

Note 3 - Goodwill

As of March 31, 2021 and December 31, 2020, goodwill was $7,367,000, comprised of amounts recorded in connection with the October 1, 2019 Acquisition of Oblong Industries.
We test goodwill for impairment on an annual basis on September 30 of each year, or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company operates two reporting segments, Oblong (formerly Glowpoint) and Oblong Industries. In March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim goodwill impairment test for both reporting units. To determine the fair value of each reporting unit, as of March 31, 2020 for the goodwill impairment tests, we used a weighted average of the discounted cash flow method and a market-based method (comparing the Company’s equity and analyzing multiples of revenue for comparable companies). For the Oblong Industries reporting unit, the fair value of the reporting unit exceeded its carrying amount, therefore no impairment charge was required. For the Oblong (formerly Glowpoint) reporting unit, we recorded an impairment charge on goodwill of $541,000 for the three months ended March 31, 2020 as the carrying amount of the reporting unit exceeded its fair value on the test date. This charge is recognized as an impairment charge on our condensed consolidated Statements of Operations. There were no such triggering events during the three months ended March 31, 2021, therefore, no impairment charges were recorded.

The activity in goodwill during the three months ended March 31, 2021 and the year ended December 31, 2020 is shown in the following table ($ in thousands):

Goodwill	Oblong (formerly Glowpoint)	Oblong Industries	Total
Balance December 31, 2019	$541	$7,367	$7,908
Impairment charges	(541)	—	(541)
Balance December 31, 2020	—	7,367	7,367
Balance March 31, 2021	$—	$7,367	$7,367

In the event we experience future declines in our revenue, cash flows and/or stock price, this may give rise to a triggering event that may require the Company to record additional impairment charges on goodwill in the future.

Note 4 - Intangible Assets

The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Oblong (formerly Glowpoint)
Affiliate network	$994	$(752)	$242	$994	$(735)	$259

Oblong Industries
Developed technology	$10,060	$(3,024)	$7,036	$10,060	$(2,520)	$7,540
Trade names	2,410	(362)	2,048	2,410	(302)	2,108
Distributor relationships	310	(93)	217	310	(77)	233
Subtotal	12,780	(3,479)	9,301	12,780	(2,899)	9,881
Total	$13,774	$(4,231)	$9,543	$13,774	$(3,634)	$10,140

At each reporting period, we determine if there was a triggering event that may result in an impairment of our intangible assets. During the three months ended March 31, 2020, we considered the novel Coronavirus (COVID-19) pandemic and resulting declines in certain of the Company’s revenue to be a triggering event for an interim impairment test of intangible assets for both reporting units. Based on the corresponding recoverability test, we determined that no impairment charges were required for the three months ended March 31, 2020. During the three months ended March 31, 2021, we considered the decline in revenue for Oblong Industries to be a triggering event for an interim impairment test of intangible assets for this reporting unit. Based on the corresponding recoverability test of Oblong Industries’ intangible assets, we determined no impairment changes were required for the three months ended March 31, 2021. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five years to twelve years in accordance with ASC Topic 350.

The weighted average lives for the components of intangible assets are as follows:

Oblong (formerly Glowpoint)
Affiliate network	12 years

Oblong Industries
Developed technology	5 years
Trade names	10 years
Distributor relationships	5 years

Related amortization expense was $597,000 and $611,000 for the three months ended March 31, 2021 and 2020, respectively.

Amortization expense for each of the next five succeeding years will be as follows (in thousands):

Remainder of 2021	$1,791
2022	2,386
2023	2,378
2024	1,843
2025	241
Thereafter	904
Total	$9,543

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation costs	$569	$411
Accrued professional fees	255	236
Accrued taxes and regulatory fees	156	137
Customer deposits	136	127
Other accrued expenses and liabilities	417	286
Accrued dividends on Series A-2 Preferred Stock	—	4
Accrued expenses and other liabilities	$1,533	$1,201

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
PPP Loan Principal	$2,417	$2,417
Less: current maturities	2,417	2,014
Long-term obligations, net of current maturities	$—	$403

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

The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. The Company used the majority of the proceeds from the PPP Loan to pay expenses during the applicable period that the Company believes were for eligible purposes; certain reductions in Company payroll costs during this period may reduce the amount of the Note eligible for forgiveness. In May 2021, the Company submitted an application to the Lender for forgiveness of the PPP Loan and the application is currently under review by the Lender. There is no guarantee that the Company will receive forgiveness for any fixed amount of any PPP Loan principal received by the Company.

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

The Company has accounted for the PPP Loan in the same manner as it has for its other loan agreements. Payments that are due within 12 months of balance sheet dates are shown as current liabilities and payments due thereafter are shown as non-current liabilities. We expect our forgiveness application to be processed, and any applicable payments to begin in May 2021. If the Company’s application for forgiveness is approved, the Company will recognize a gain on extinguishment of debt at the time of forgiveness. As of March 31, 2021, the remaining principal balance on the Note is $2,417,000 and $22,000 of interest has been accrued. In accordance with guidance regarding PPP loans, and based on the original maturity date, we have classified the Note as a current liability.

Note 7 - Capital Stock

Common Stock

On February 1, 2021, the Company, acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from the NYSE American Stock Exchange (the “NYSE American”) and transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company’s listing and trading of its Common Stock on the NYSE American ended at market close on February 11, 2021, and trading began on Nasdaq at market open on February 12, 2021, and is continuing to trade under the ticker symbol “OBLG”. As of March 31, 2021, we had 150,000,000 shares of our Common Stock authorized, with 26,729,331 and 26,616,048 shares of issued and outstanding, respectively.
During the three months ended March 31, 2021 and 2020, 18,846,411 and 50,000 shares of the Company’s Common stock were issued in relation to preferred stock conversions, respectively.

Issuance for Professional Service Fees

On December 10, 2020, the Company issued 50,000 shares of Common Stock as payment for services, with a fair value equal to $348,000, related to a financial advisory agreement entered into on December 1, 2020.

On January 21, 2021, the Company issued 21,008 shares of Common Stock as payment for services, with a fair value equal to $100,000, related to a financial advisory agreement entered into on January 15, 2021.

During the three months ended March 31, 2021, the Company expensed $274,000 as professional service fees included as a component of general and administrative expense in the accompanying condensed consolidated Statements of Operations.

Warrants

On October 21, 2020, the Company issued warrants to purchase up to 521,500 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $4.08 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020 and was determined to be $1,334,087 using the Black-Scholes model. As of March 31, 2021, no warrants had been exercised.

On December 6, 2020, the Company issued warrants to purchase up to 625,000 shares of Common Stock pursuant to a securities purchase agreement with certain accredited investors. The Warrants have a term of 2 years, are initially exercisable at $5.49 per share and are subject to cashless exercise if, at the time of exercise, the Warrant Shares are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities. The fair value of the Warrants was recorded to additional paid-in capital during the year ended December 31, 2020 and was determined to be $2,635,425 using the Black-Scholes model. As of March 31, 2021, no warrants had been exercised.

Warrant activity for the year ended December 31, 2020 is presented below. There was no warrant activity for the three months ended March 31, 2021.

	Outstanding
	Number of Warrants (in thousands)	Weighted Average Exercise Price
Warrants outstanding and exercisable, December 31, 2019	72	0.01
Granted	1,147	4.85
Exercised	(72)	0.01
Warrants outstanding and exercisable, December 31, 2020	1,147	$4.85
Warrants outstanding and exercisable, March 31, 2021	1,147	$4.85

Treasury Shares

The Company maintains Treasury Stock for the Common Stock shares bought back by the Company when withholding shares to cover taxes on Stock Compensation transactions. The following table shows the activity for Treasury Stock during the year ended December 31, 2020 (in thousands). There were no treasury stock transactions during the three months ended March 31, 2021.

	Shares	Value
Treasury Shares as of December 31, 2019	105	$(165)
Purchases to cover stock compensation taxes	8	$(16)
Treasury Shares as of December 31, 2020	113	$(181)
Treasury Shares as of March 31, 2021	113	$(181)

Note 8 - Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. As of March 31, 2021, we had 1,941,250 designated shares of preferred stock and no shares of preferred stock issued and outstanding. As of December 31, 2020, we had 1,829,582 shares of preferred stock outstanding.

Series A-2 Preferred Stock

As of December 31, 2020, there were 45 shares of Series A-2 Preferred Stock issued and outstanding. Each share of Series A-2 Preferred Stock had a stated value of $7,500 per share (the “A-2 Stated Value”), a liquidation preference equal to the Series A-2 Stated Value, and was convertible at the holder’s election into common stock at a conversion price per share of $16.11. Therefore, each share of Series A-2 Preferred Stock was convertible into 466 shares of common stock, for an aggregate of 20,954 shares of common stock.

The Series A-2 Preferred Stock was senior to all outstanding classes of the Company’s equity and was entitled to cumulative dividends at a rate of 5.0% per annum. As of December 31, 2020, the Company had recorded $4,000 in accrued dividends on the accompanying condensed consolidated Balance Sheets related to the Series A-2 Preferred Stock outstanding. During the three months ended March 31, 2021, an additional $1,000 dividend expense was recorded.

On January 28, 2021, the Company entered into an agreement with the holder of the Series A-2 Preferred Stock to convert the Stated Value of all outstanding shares of the Series A-2 Preferred Stock, 45 shares, into 84,292 shares of the Company’s common stock, at a negotiated conversion price of $4.00 per share, after taking into consideration accrued and unpaid dividends. As of March 31, 2021, there are no shares of Series A-2 Preferred Stock outstanding. The incremental cost of inducing the conversion was approximately $300,000 and was treated similarly to a preferred dividend, increasing the net loss attributable to common stockholders.

Series D and E Preferred Stock

In connection with the Oblong Industries acquisition, on October 1, 2019 (the “Closing Date”), the Company issued an aggregate of 1,686,659 shares of Series D Preferred Stock and an aggregate of 49,967 restricted shares of Series D Preferred Stock (“Restricted Series D Preferred Stock”), the latter of which were subject to vesting over a two-year period following the Closing Date of the acquisition.

Pursuant to the terms of the Series D Certificate of Designations, each share of Series D Preferred Stock was entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series D Preferred Stock (or October 1, 2020). Prior to the first anniversary of the issuance of the Series D Preferred Stock no dividends accrued on such stock. Dividends were cumulative and accrued daily in arrears. The Company’s Board of Directors did not declare any applicable dividend payment in cash, therefore, the Accrued Value of the Series D Preferred Stock was increased by the amount of such dividend payment.

During the year ended December 31, 2020, 28,618 shares of Restricted Series D Preferred Stock were forfeited and 8,325 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares. During the three months ended March 31, 2021, 81 shares of Restricted Series D Preferred Stock were forfeited and 855 shares of Series D Preferred Stock were surrendered to cover the taxes on vesting shares.

On October 1, 2019, Oblong entered into a Series E Preferred Stock Purchase Agreement relating to the offer and sale by the Company of up to 131,579 shares of its Series E Preferred Stock at a price of $28.50 per share. The Company sold a total of 131,579 shares of Series E Preferred Stock for net proceeds of approximately $3,750,000. The 131,579 shares of Series E Preferred Stock had an aggregate Accrued Value of $3,750,000 and upon their conversion would convert at a conversion price of $2.85 per share into 1,315,790 common shares.

Pursuant to the terms of the Series E Certificate of Designations, each share of Series E Preferred Stock was entitled to receive an annual dividend equal to 6.0% of its then-existing Accrued Value per annum, commencing on the first anniversary of the issuance of the Series E Preferred Stock (or October 1, 2019 or December 18, 2019, as applicable). Prior to the first anniversary of the issuance of the Series E Preferred Stock no dividends accrued on such stock. Dividends were cumulative and accrue daily in arrears. The Company’s Board of Directors did not declare any applicable dividend payment in cash; therefore, the Accrued Value of the Series E Preferred Stock was increased by the amount of such dividend payment.

The terms of the Company’s Series D and Series E Preferred Stock provided that such shares were automatically convertible into a number of shares of the Company’s Common Stock equal to the accrued value of the preferred shares (initially $28.50), plus any accrued dividends thereon, divided by the conversion price (initially $2.85 per share, subject to specified adjustments) upon the completion of both (i) approval of such conversion by the Company’s stockholders entitled to vote thereon (which occurred on December 19, 2019); and (ii) the receipt of all required authorizations and approval of a new listing application for the Company following the Company’s October 2019 acquisition of Oblong Industries, Inc. from the NYSE American or any such other exchange upon which the Company’s securities are then listed for trading. The Company determined that this conversion condition was completed in its entirety, and the Series D and E Preferred Stock automatically converted to shares of Common Stock pursuant to their terms, effective upon the commencement of trading of the Company’s Common Stock on Nasdaq as described above, on February 12, 2021.
As of the date of conversion, the Company had 1,697,022 shares of Series D Preferred Stock and 131,579 shares of Series E Preferred Stock outstanding, respectively. The outstanding shares of Series D and Series E Preferred stock were converted into 17,416,939 and 1,345,180 shares of Common Stock, respectively, after taking into consideration all accrued and unpaid dividends.

Following the conversion of the Series A-2, Series D, and Series E Preferred Stock, the Company no longer has shares of Preferred Stock issued and outstanding.

Note 9 - Stock Based Compensation

2019 Equity Incentive Plan

On December 19, 2019, the Oblong, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and cash incentive awards to certain key service providers of the Company and its subsidiaries. The 2019 Plan replaced the Glowpoint, Inc. 2014 Equity Incentive Plan and the 2007 Stock Incentive Plan (the “Prior Plans”). Following approval of the 2019 Plan, the Company terminated the Prior Plans and may no longer make grants under the Prior Plans; however, any outstanding equity awards granted under the Prior Plans will continue to be governed by the terms of the Prior Plans.

Stock Options

For the three months ended March 31, 2021 and the year ended December 31, 2020, no stock options were granted.

A summary of stock options expired and forfeited under our plans and options outstanding as of, and changes made during, the three months ended March 31, 2021 and the year ended December 31, 2020 is presented below:

	Outstanding and Exercisable
	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable, December 31, 2019	215,345	$12.27
Expired	(107,845)	4.92
Forfeited	—	—
Options outstanding and exercisable, December 31, 2020	107,500	19.64
Options outstanding and exercisable, March 31, 2021	107,500	$19.64

Additional information as of March 31, 2021 is as follows:

	Outstanding and Exercisable
Range of price	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.00 – $10.00	2,500	2.20	$9.00
$10.01 – $20.00	97,500	1.81	19.32
$20.01 – $30.00	2,500	1.19	21.80
$30.01 – $40.00	5,000	0.96	30.20
	107,500	1.76	$19.64

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. There was no stock compensation expense related to stock options for the three months ended March 31, 2021 and 2020, and no remaining unrecognized stock-based compensation expense for options as of March 31, 2021 as all options were vested.
Restricted Stock Awards

As of March 31, 2021 and 2020, there were 627 unvested restricted stock awards outstanding, with a weighted average grant date price of $15.80. The awards were issued in 2014 and vest over the lesser of ten years, a change in control, or separation from the company. Due to the variability of the vesting, the expense was amortized over an average service period of five years; therefore, there is no unrecognized stock-based compensation expense for restricted stock awards for the three months ended March 31, 2021 and 2020.

Restricted Stock Units

As of March 31, 2021 and 2020, there were zero and 23,334 unvested restricted stock units outstanding, respectively. The 23,334 units outstanding at March 31, 2020 had a weighted average grant price of 2.20. As of March 31, 2021, 28,904 vested RSU’s remain outstanding as shares of common stock have not yet been delivered for these units in accordance with the terms of the RSU’s.

Stock compensation expense for the three months ended March 31, 2021 and 2020 was zero and $6,000, respectively, and was included in general and administrative expense. There was no remaining unrecognized stock-based compensation expense for restricted stock units at March 31, 2021.

Restricted Series D Preferred Stock

In connection with the acquisition of Oblong Industries in 2019, all options to purchase shares of Oblong Industries’ common stock held by existing employees of Oblong Industries were canceled and exchanged for an aggregate of 49,967 shares of Restricted Series D Preferred Stock, which were subject to vesting over a two-year period following the Closing Date. This vesting period and compensation expense were accelerated, in February 2021, when the Restricted Series D shares were converted to shares of Common Stock. Refer to Note 8 - Preferred Stock for discussion on the conversion of the Series D Restricted Preferred Stock.

Stock-based compensation expense relating to Restricted Series D Preferred Stock is allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$17	$47
Sales, general and administrative	$16	$111
	$33	$158

During the three months ended March 31, 2021 and 2020, 81 and 14,441 shares of Restricted Series D Preferred Stock were forfeited, respectively. As of March 31, 2021, zero shares of Restricted Series D Preferred Stock remain outstanding and there was no remaining unrecognized stock compensation expense.

Note 10 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares of common stock outstanding does not include any potentially dilutive securities or unvested restricted stock. Unvested restricted stock, although classified as issued and outstanding at March 31, 2021 and 2020, is considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. Unvested RSUs are not included in calculations of basic net loss per share, as they are not considered issued and outstanding at time of grant.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, preferred stock, RSUs, and unvested restricted stock, to the extent they are dilutive. For the three months ended March 31, 2021 and 2020, all such common stock equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be anti-dilutive (due to the net loss).

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(3,433)	$(3,129)
Less: preferred stock dividends	(1)	(4)
Less: undeclared dividends	(366)	—
Less: loss on induced conversion of Series A-2 Preferred Stock	(300)	—
Net loss attributable to common stockholders	$(4,100)	$(3,133)
Denominator:
Weighted-average number of shares of common stock for diluted net loss per share	17,756	5,204
Basic and diluted net loss per share	$(0.23)	$(0.60)

The following table represents the potential shares that were excluded from the computation of weighted-average number of shares of common stock in computing the diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (due to the net loss):

	Three Months Ended
	March 31,
	2021	2020
Unvested restricted stock units	—	23,334
Outstanding stock options	107,500	215,345
Unvested restricted stock awards	627	627
Shares of common stock issuable upon conversion of Series A-2 preferred stock	—	10,978
Shares of common stock issuable upon conversion of Series C preferred stock	—	108,333
Shares of common stock issuable upon conversion of Series D preferred stock	—	17,020,460
Shares of common stock issuable upon conversion of Series E preferred stock	—	1,315,790
Warrants	1,146,500	72,394

Note 11 - Segment Reporting

The Company currently operates in two segments: (1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications; and (2) the Oblong Industries business, which consists of products and services for visual collaboration technologies.

Certain information concerning the Company’s segments for the three months ended March 31, 2021 is presented in the following tables (in thousands):

	Three Months Ended March 31, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,195	$723	$—	$1,918
Cost of revenues	833	457	—	1,290
Gross profit	$362	$266	$—	$628
Gross profit %	30%	37%		33%

Allocated operating expenses	$110	$1,831	$—	$1,941
Unallocated operating expenses	$—	$—	2,098	2,098
Total operating expenses	$110	$1,831	$2,098	$4,039

Income (loss) from operations	$252	$(1,565)	$(2,098)	$(3,411)
Interest and other expense, net	5	17	$—	22
Net income (loss) before tax	$247	$(1,582)	$(2,098)	$(3,433)
Income Tax	$—	$—	$—	$—
Net income (loss)	$247	$(1,582)	$(2,098)	$(3,433)

	Three Months Ended March 31, 2020
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$2,045	$3,283	$—	$5,328
Cost of revenues	1,156	1,218	—	2,374
Gross profit	$889	$2,065	$—	$2,954
Gross profit %	43%	63%		55%

Allocated operating expenses	$1,290	$2,073	$—	$3,363
Unallocated operating expenses	—	—	2,568	2,568
Total operating expenses	$1,290	$2,073	$2,568	$5,931

Loss from operations	$(401)	$(8)	$(2,568)	$(2,977)
Interest and other expense, net	—	—	152	152
Loss before income taxes	$(401)	$(8)	$(2,720)	$(3,129)
Income tax expense	$—	$—	$—	$—
Net loss	$(401)	$(8)	$(2,720)	$(3,129)

Unallocated operating expenses include costs for the three months ended March 31, 2021 and 2020 that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

For the three months ended March 31, 2021 and 2020, there was no material revenue attributable to any individual foreign country. Approximately 1% of foreign revenue is billed in foreign currency and foreign currency gains and losses are not material.

Revenue by geographic area is allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Domestic	$1,015	$3,602
Foreign	903	1,726
	$1,918	$5,328

Disaggregated information for the Company’s revenue has been recognized in the accompanying condensed consolidated statements of operations and is presented below according to contract type (in thousands):

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$291	15%	$1,046	20%
Network services	881	46%	925	17%
Professional and other services	23	1%	74	1%
Total Oblong revenue	$1,195	62%	$2,045	38%

Revenue: Oblong Industries
Visual collaboration product offerings	$693	36%	2,322	44%
Professional services	—	—%	669	13%
Licensing	30	2%	292	5%
Total Oblong Industries revenue	$723	38%	3,283	62%
Total revenue	$1,918	100%	$5,328	100%

The Company considers a significant customer to be one that comprises more than 10% of the Company’s consolidated revenues or accounts receivable. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Concentration of revenues was as follows:

		Three Months Ended March 31,
		2021	2020
	Segment	% of Revenue	% of Revenue
Customer A	Oblong (formerly Glowpoint)	36%	11%
Customer B	Oblong Industries	—%	22%
Customer C	Oblong (formerly Glowpoint)	10%	*

Concentration of accounts receivable was as follows:

		As of March 31, 2021
		2021	2020
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Oblong Industries	36%	—%
Customer B	Oblong (formerly Glowpoint)	14%	*
Customer C	Oblong Industries	—%	42%
Customer D	Oblong Industries	*	11%

* The amount did not exceed 10% of the Company’s consolidated total accounts receivable.

Note 12 - Commitments and Contingencies

Operating Leases

We currently lease three facilities in Los Angeles, California, one facility in Boston, Massachusetts, one facility in Dallas, Texas, and one facility in Munich Germany, all providing office space. We also lease space in City of Industry, California, providing warehouse space. These leases expire between 2022 and 2023. During 2020, we exited leases in Herndon, Virginia; Atlanta, Georgia; Houston, Texas; London, England, and a warehouse space in Los Angeles, California. In February 2021, we exited an office space lease in Los Altos, California, when the Company elected to not renew the lease. Although subject to COVID restrictions, we currently occupy two of the facilities in Los Angeles and the warehouse space in City of Industry; we have subleases in place for the third Los Angeles property, the Dallas property, and the Boston property. The Munich property is not in use and the Company is considering its options with this lease. Lease expenses, net of common charges and sublet proceeds, for the years ended March 31, 2021 and 2020 were $267,000 and $316,000, respectively.

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

The following provides balance sheet information related to leases as of March 31, 2021 (in thousands):

March 31, 2021
Assets
Operating lease, right-of-use asset, net	$773

Liabilities
Current portion of operating lease liabilities	$797
Operating lease liabilities, net of current portion	423
Total operating lease liabilities	$1,220

The following table summarizes the future undiscounted cash payments reconciled to the lease liability (in thousands):

Remaining Lease Payments

Remainder of 2021	$661
2022	508
2023	116
Total lease payments	$1,285
Effect of discounting	(65)
Total lease liability	$1,220

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States may soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. The COVID-19 pandemic has materially affected our revenue and results of operations for the three months ended March 31, 2021, as we experienced delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the ongoing COVID-19 pandemic. The extent to which the coronavirus impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted. Uncertainties resulting from COVID-19 may result in additional customers delaying budget expenditures or re-allocating resources, which would result in a decrease in orders from these customers. Any such decrease in orders from these customers could cause a material adverse effect on our revenues and financial results and our ability to generate positive cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Oblong, Inc. (“Oblong” or “we” or “us” or the “Company”) was formed as a Delaware corporation in May 2000 and prior to March 6, 2020, was named Glowpoint, Inc. (“Glowpoint”). On October 1, 2019, the Company closed an acquisition of all of the outstanding equity interests of Oblong Industries, Inc., a privately held Delaware corporation founded in 2006. Pursuant to the merger Agreement Oblong Industries became a wholly owned subsidiary of the Company. On March 6, 2020, Glowpoint changed its name to Oblong, Inc. In this Report, we use the terms “Oblong” or “we” or “us” or the “Company” to refer to (i) Oblong (formerly Glowpoint), for periods prior to the closing of the merger and (ii) the “Company” of Oblong, Inc. (formerly Glowpoint) and Oblong Industries for periods after the closing of the merger. For purposes of segment reporting, we refer to the Oblong (formerly Glowpoint) business as “Glowpoint” herein, and to the Oblong Industries business as “Oblong Industries” herein.

We believe there is a substantial market opportunity for Oblong Industries’ product offerings and services, and we are in the process of transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we are evolving certain aspects of our model by designing and developing software to include subscription-based offerings. Historically, our technology products and services have been developed and consumed in conventional commercial real estate spaces such as conference rooms. As our core collaboration products evolve, we expect to add more contemporary software features along with expanded accessibility beyond commercial spaces through both hybrid and SaaS offerings delivered in the cloud. These initiatives will require significant investment in technology and product development and sales and marketing. We believe additional capital will be required to fund these investments and our operations.

Glowpoint’s business has experienced revenue declines in recent years which we expect to continue. We currently expect to continue operating the Glowpoint business as part of our Company, however, we plan to seek opportunities in the future to divest some or all of Glowpoint’s business.

Oblong’s Results of Operations

Three Months Ended March 31, 2021 (the “2021 First Quarter”) compared to the Three Months Ended March 31, 2020 (the “2020 First Quarter”)

Segment Reporting

The Company currently operates in two segments: 1) the Oblong (formerly Glowpoint) business, which mainly consists of managed services for video collaboration and network applications and 2) the Oblong Industries business, which consists of products and services for visual collaboration technologies. Certain information concerning the Company’s segments for the three months ended March 31, 2021 and 2020 is presented in the following table (in thousands):

	Three Months Ended March 31, 2021
	Oblong (formerly Glowpoint)	Oblong Industries	Corporate	Total
Revenue	$1,195	$723	$—	$1,918
Cost of revenues	833	457	—	1,290
Gross profit	$362	$266	$—	$628
Gross profit %	30%	37%		33%

Allocated operating expenses	$110	$1,831	$—	$1,941
Unallocated operating expenses	$—	$—	2,098	2,098
Total operating expenses	$110	$1,831	$2,098	$4,039

Income (loss) from operations	$252	$(1,565)	$(2,098)	$(3,411)
Interest and other expense, net	5	17	$—	22
Net income (loss) before tax	$247	$(1,582)	$(2,098)	$(3,433)
Income Tax	$—	$—	$—	$—
Net income (loss)	$247	$(1,582)	$(2,098)	$(3,433)

Unallocated operating expenses include costs during the 2021 First Quarter that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Revenue. Total revenue decreased $3,410,000 (or 64%) to $1,918,000 in the 2021 First Quarter from $5,328,000 in the 2020 First Quarter. The following table summarizes the changes in components of our revenue (in thousands), and the significant changes in revenue are discussed in more detail below.

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue
Revenue: Oblong (formerly Glowpoint)
Video collaboration services	$291	15%	$1,046	20%
Network services	881	46%	925	17%
Professional and other services	23	1%	74	1%
Total Oblong revenue	$1,195	62%	$2,045	38%

Revenue: Oblong Industries
Visual collaboration product offerings	$693	36%	$2,322	44%
Professional services	—	—%	$669	13%
Licensing	30	2%	$292	5%
Total Oblong Industries revenue	$723	38%	$3,283	62%
Total revenue	$1,918	100%	$5,328	100%

Oblong (formerly Glowpoint)

•Revenue for managed services for video collaboration services decreased $755,000 (or 72%) to $291,000 in the 2021 First Quarter from $1,046,000 in the 2020 First Quarter. This decrease is mainly attributable to lower revenue from existing customers (either from reductions in price or level of services) and loss of customers to competition.

•Revenue for network services decreased $44,000 (or 5%) to $881,000 in the 2021 First Quarter from $925,000 in the 2020 First Quarter. This decrease is mainly attributable to net attrition of customers and lower demand for our services given the competitive environment and pressure on pricing that exists in the network services business.

•Revenue for professional and other services decreased $51,000 (or 69%) to $23,000 in the 2021 First Quarter from $74,000 in the 2020 First Quarter. This decrease is mainly attributable to lower resale of video equipment.

Oblong Industries
•Revenue for visual collaboration product offerings decreased $1,629,000 or (70%) to $693,000 in the 2021 First Quarter from $2,322,000 in the 2020 First Quarter. This decrease is primarily attributable to delayed orders in our distribution channels as a direct result of customer implementation schedules shifting due to the ongoing COVID-19 pandemic.

•Revenue for professional services decreased 100.0% in the 2021 First Quarter from $669,000 in the 2020 First Quarter. Oblong Industries’ professional service revenue was generated from a specialized group of personnel that delivered innovative architectural scale spatial computing solutions for customers implementing Executive Briefing Centers, Command Centers, Television studios and Virtual Wargaming environments. A former customer terminated our professional services effective April 30, 2020 due to COVID-19. Our professional services revenue for the 2020 First Quarter was primarily attributable to this customer. We do not expect to generate revenue from professional services in 2021 and in the future.

•Revenue for licensing decreased $262,000 (or 89.7%) to $30,000 in the 2021 First Quarter from $292,000 in the 2020 First Quarter. A former customer terminated the licensing of our technology effective December 31, 2020. Our licensing revenue for the 2020 First Quarter was primarily attributable to this customer.

Cost of Revenue (exclusive of depreciation and amortization). Cost of revenue, exclusive of depreciation and amortization, includes all internal and external costs related to the delivery of revenue. Cost of revenue also includes taxes which have been billed to customers. Cost of revenue by segment is presented in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of Revenue
Oblong (formerly Glowpoint)	$833	$1,156
Oblong Industries	457	1,218
Total cost of revenue	$1,290	$2,374

Cost of revenue decreased to $1,290,000 in the 2021 First Quarter from $2,374,000 in the 2020 First Quarter. This decrease in cost of revenue is mainly attributable to lower costs associated with the decrease in revenue between the 2021 First Quarter and the 2020 First Quarter. The Company’s gross profit as a percentage of revenue decreased to 33% in the 2021 First Quarter as compared to 55% in the 2020 First Quarter.

Research and Development. Research and development expenses include internal and external costs related to developing new service offerings and features and enhancements to our existing services. Research and development expenses decreased to $692,000 in the 2021 First Quarter from $1,327,000 in the 2020 First Quarter. This decrease is primarily attributable to a reduction in headcount from 2020 First Quarter to First Quarter 2021.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $527,000 in the 2021 First Quarter from $1,220,000 in the 2020 First Quarter. This decrease is primarily attributable to a reduction in headcount from 2021 First Quarter to First Quarter 2020 and a reduction in lease expense as we closed several office locations in 2020.

General and Administrative Expenses. General and administrative expenses include direct corporate expenses and costs of personnel in the various corporate support categories, including executive, finance and accounting, legal, human resources and information technology. General and administrative expenses increased to $2,067,000 in the 2021 First Quarter from $2,028,000 in the 2020 First Quarter.

Impairment Charges. Impairment charges in the 2021 First Quarter were $31,000 as compared to $541,000 in the 2020 First Quarter. The impairment charges in 2021 are attributable to impairment charges on property and equipment no longer in service, and the impairment in 2020 was attributable to impairment charges on the Oblong (formerly Glowpoint) goodwill.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $722,000 in the 2021 First Quarter from $815,000 in the 2020 First Quarter. This decrease is mainly attributable to the disposition and impairment of certain assets in 2020 as well as a decrease in depreciation as certain assets became full depreciated in 2020.

Loss from Operations. The Company recorded a loss from operations of $3,411,000 in the 2021 First Quarter as compared to a loss from operations of $2,977,000 in the 2020 First Quarter. This increase in our loss from operations from the 2020 First Quarter to the 2021 First Quarter is mainly attributable to lower revenue and gross profit, partially offset by lower operating expenses.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Inflation

Management does not believe inflation had a significant effect on the condensed consolidated financial statements for the periods presented.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended March 31, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the footnotes thereto, each included in our 2020 10-K.

Liquidity and Capital Resources

As of March 31, 2021, we had $3,964,000 of cash, obligations of $2,417,000 under the Paycheck Protection Program loan, and working capital of $1,689,000. For the three months ended March 31, 2021, we incurred a net loss of $3,433,000 and used $1,235,000 of net cash in operating activities.

Our capital requirements in the future will continue to depend on numerous factors, including the timing and amount of revenue for the Company, customer renewal rates and the timing of collection of outstanding accounts receivable, in each case particularly as it relates to the Company’s major customers, the expense to deliver services, expense for sales and marketing, expense for research and development, capital expenditures, the cost involved in protecting intellectual property rights, the amount of forgiveness of the PPP Loan, if any, and the debt service obligations under the PPP Loan. While our acquisition of Oblong Industries provides additional revenues to the Company, the cost to further develop and commercialize Oblong Industries’ product offerings is expected to exceed its revenues for the foreseeable future. We expect to continue to invest in product development and sales and marketing expenses with the goal of growing the Company’s revenue in the future. The Company believes that, based on the Company’s current projection of revenue, expenses, capital expenditures, debt service obligations, and cash flows, it will not have sufficient resources to fund its operations for the next twelve months following the filing of this Report. We believe additional capital will be required to fund operations and provide growth capital including investments in technology, product development and sales and marketing. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. There can be no assurance that we will be successful in raising necessary capital or that any such offering will be on terms acceptable to the Company. If we are unable to raise additional capital that may be needed on terms acceptable to us, it could have a material adverse effect on the Company. The factors discussed above raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial conditions and results of operations is set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 30, 2021 (the “2020 Annual Report”) There have been no material changes to these risks during the three months ended March 31, 2021. The risks described in the 2020 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

OBLONG, INC.

May 13, 2021	By:	/s/ Peter Holst
Peter Holst
Chief Executive Officer
(Principal Executive Officer)

May 13, 2021	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)